Form 10-K405
period 1999-12-31
BEASLEY BROADCAST GROUP INC
filed 2000-03-27
CIK 1099160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-29253

                         BEASLEY BROADCAST GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      65-0960915
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OF ORGANIZATION)                      IDENTIFICATION NO.)

                         3033 RIVIERA DRIVE, SUITE 200
                             NAPLES, FLORIDA 34103
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (941) 263-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     CLASS A COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 20 , 2000, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $88,837,833 based on the closing price on The Nasdaq Stock Market's National Market on such date.

 Class A Common Stock, $.001 par value 7,252,068 Shares Outstanding as of March
                                    20, 2000

Class B Common Stock, $.001 par value 17,021,373 Shares Outstanding as of March
                                    20, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEASLEY BROADCAST GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                     FOR THE PERIOD ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                          PART I -- FINANCIAL INFORMATION
Item 1.           Business....................................................    1
Item 2.           Properties..................................................   19
Item 3.           Legal Proceedings...........................................   20
Item 4.           Submission of Matters to a Vote of Security Holders.........   20
                            PART II -- OTHER INFORMATION
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................   20
Item 6.           Selected Financial Data.....................................   21
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   24
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   31
Item 8.           Financial Statements and Supplementary Data.................   32
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   53
                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   53
Item 11.          Executive Compensation......................................   54
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   56
Item 13.          Certain Relationships and Related Transactions..............   57
                                      PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................   58
                                                                                 61
Signatures....................................................................

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We were founded in 1961 and are the 16th largest radio broadcasting company in the United States based on 1998 gross revenues. After giving effect to our pending acquisitions in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta, we will own and operate 36 stations, 21 FM and 15 AM. Our stations are located in nine large and midsized markets in the eastern United States. Twelve of these stations are located in four of the nation's top twelve radio markets:
Atlanta, Philadelphia, Boston and Miami-Ft. Lauderdale. Our station groups rank among the first or second largest clusters, based on gross revenues, in five of our nine markets and, collectively, our radio stations reach approximately three million people on a weekly basis. For the twelve month period ended December 31, 1999, giving effect to acquisitions and dispositions completed during the period, as well as the pending acquisitions mentioned above and our recent acquisitions in Atlanta, as if these acquisitions had been completed at the beginning of the period, we had net revenues of $99.1 million, broadcast cash flow of $30.3 million and a net loss of $8.0 million.

     We seek to maximize revenues and broadcast cash flow by acquiring and operating clusters of stations in high-growth large and midsized markets located primarily in the eastern United States. We have assembled groups of five or more stations in five of our markets. Our radio stations program a variety of formats, including urban, contemporary hit radio and country, which target the demographic groups in each market that we consider the most attractive to our advertisers. The combination of our market clusters and our advertising, sales and programming expertise has enabled us to achieve strong same station revenue and broadcast cash flow growth demonstrated as follows:

     - same station net revenues increased 14.4% for the twelve months ended December 31, 1999 compared to the same period in 1998; and

     - same station broadcast cash flow increased 32.3% for the twelve months ended December 31, 1999 compared to the same period in 1998.

     For the periods presented above, we calculate same station results by comparing the performance of radio stations operated by us at December 31, 1999 to the performance of those same stations, whether or not operated by us, in the corresponding period of the prior year. These results include the effect of barter revenues and expenses. Same station results also exclude the Atlanta stations we recently acquired as well as the Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta stations we have agreed to acquire.

     We are led by our Chairman and Chief Executive Officer, George G. Beasley, who has over 35 years of experience in the radio broadcasting industry. Under Mr. Beasley's guidance, excluding the stations that we currently own, we have acquired and disposed of a total of 52 radio stations, including stations in Los Angeles, Chicago, New Orleans, Orlando and Cleveland. We acquired these 52 stations for an aggregate acquisition price of approximately $168.0 million and the total consideration that we received upon disposition was valued at approximately $346.1 million. Mr. Beasley is supported by a management team with an average of 16 years of experience in the radio broadcasting industry. Mr. Beasley and our management team have established a track record of acquiring and operating a substantial portfolio of well run radio stations and, in several instances, have demonstrated the ability to reposition and turn around under-performing stations. We believe that we are well positioned to continue to realize cash flow growth from our existing stations and to acquire and operate new radio stations in both existing and new markets with positive demographic trends and growth characteristics.

INITIAL PUBLIC OFFERING AND CORPORATE REORGANIZATION

     On February 11, 2000, we offered and sold 6,850,000 shares of Class A common stock. In connection with our initial public offering, we effected a corporate reorganization. Before our reorganization, we were comprised of a series of subchapter S corporations, a general partnership and a series of limited partnerships and limited liability companies. The subchapter S corporations and the general partnership held the operating assets of our radio stations and the limited partnerships held the FCC licenses for our radio stations. Subchapter S corporations and partnerships are flow-through entities for federal and some state and local income tax purposes. As a result, our combined net income for federal and some state and local income tax purposes has been reported by and taxed directly to the equity holders of these entities, rather than to us. In connection with our initial public offering, our subchapter S corporation status of these entities terminated, and we became subject to federal and applicable state and local corporate income tax as a subchapter C corporation.

     After our reorganization, the various entities comprising our business became indirect, wholly-owned subsidiaries of Beasley Broadcast Group. To effect this corporate reorganization:

     - George G. Beasley and members of his immediate family contributed their equity interests in those entities to Beasley Broadcast Group in exchange for a total of 17,021,373 shares of Class B common stock of Beasley Broadcast Group; and

     - two of our general managers contributed their equity interests in two of the entities to Beasley Broadcast Group in exchange for a total of 402,068 shares of Class A common stock of Beasley Broadcast Group.

     Immediately after these contribution transactions, Beasley Broadcast Group contributed the capital stock and partnership interests it acquired to Beasley Mezzanine Holdings, LLC, in exchange for all the membership interests in Beasley Mezzanine Holdings. As a result, Beasley Mezzanine Holdings became a wholly-owned subsidiary of Beasley Broadcast Group and our radio station assets are owned by a series of wholly-owned subsidiaries of Beasley Mezzanine Holdings.

OPERATING STRATEGY

     The principal components of our operating strategy are to:

     - Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple stations in each of our markets. Our station groups rank among the first or second largest clusters, based on gross revenues, in five of our nine markets. We operate our stations in clusters to capture a variety of demographic listener groups, which enhances our stations' appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional stations in existing clusters positions us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired stations.

     - Conduct Extensive Market Research. We conduct extensive market research to enhance our ratings and in certain circumstances to identify opportunities to reformat a station to reach an underserved demographic group. Our research, programming and marketing strategy combines thorough research with an assessment of our competitors' vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming, marketing and promotions on each station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

     - Establish Strong Local Brand Identity. Our stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the stations' local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally recognized on-air personalities and local sports programming at a number of our stations. For example, we broadcast nationally-syndicated shows such as "Rush Limbaugh," "Dr. Laura" and "Howard Stern" and we are the flagship station for the Miami Dolphins, Florida Marlins, Florida Panthers and Miami Hurricanes on our sports station in the Miami-Ft. Lauderdale market.

     - Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives. We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our stations have an experienced and stable sales force with an average of three years experience with Beasley Broadcast Group. In addition, we provide our sales force with extensive training, competitive compensation and performance based incentives. Our stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

     - Hire, Develop and Motivate Strong Local Management Teams. Our station general managers have been with Beasley Broadcast Group for an average of approximately nine years, and a substantial majority operate under employment contracts. We believe that broadcasting is primarily a locally-based business and much of its success is based on the efforts of local management teams. We believe that our station managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees. In addition, we provided employees with opportunities for personal growth and advancement through extensive training, seminars and other educational initiatives.

     - Enhance Broadcast Cash Flow of Underutilized AM Stations. We seek to selectively acquire and enhance the performance of major-market AM stations serving niche markets. To enhance broadcast cash flows at these radio stations, we sell blocks of time to providers of health, ethnic, religious and other specialty formats.

ACQUISITION STRATEGY

     Since June 1996, we have acquired or agreed to acquire 25 radio stations. Our future acquisition strategy, which will focus on stations located in the 100 largest radio markets, is to:

     - acquire additional radio stations in our current markets to further enhance our market position;

     - acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time;

     - pursue swap opportunities with other radio station owners to build or enhance our market clusters; and

     - selectively acquire large-market AM stations serving attractive demographic groups with specialty programming.

INTERNET STRATEGY

     We recently formed a division, Beasley Interactive, that is creating an Internet presence for Beasley Broadcast Group that will complement our existing radio business. In November 1999, we hired a creative director to develop web page content for our radio stations' web sites that reflects each station's programming and brand. Our strategy is to create additional revenue streams from advertising, e-commerce and web page development and support for advertisers by capitalizing on the loyalty of our radio station listeners by persuading them to use our stations' web sites.

     From time to time, we expect to make strategic investments in Internet companies that we believe are complementary to our radio broadcasting business and that are available on commercially attractive terms. On January 14, 2000, we purchased 600,000 shares of common stock of FindWhat.com, representing approximately 4.8% of the outstanding capital stock, in exchange for $3.0 million, reflected by a promissory note. The outstanding amount due under the promissory note may be offset by the purchase price of advertisements placed by FindWhat.com with our radio stations. Also, in December 1999, we entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc., representing approximately 2.8% of the outstanding capital stock, in exchange for $3.0 million of advertising time from our radio stations.

STATION PORTFOLIO

     Our stations are clustered in demographically attractive and growing markets located in the eastern United States, including major markets such as Atlanta, Philadelphia, Boston and Miami-Ft. Lauderdale. The following table sets forth information about our portfolio and the markets where we operate. The column entitled Beasley Stations in the table includes radio stations in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta that we have agreed to acquire.

                                                                                             1999 BEASLEY
                                    1999         1995-1998                        BEASLEY       MARKET
                                RADIO MARKET    RADIO MARKET         1999        STATIONS      REVENUE
                                  REVENUE      AVERAGE ANNUAL    RADIO MARKET    ---------   ------------
            MARKET                  RANK       REVENUE GROWTH   REVENUE GROWTH   FM    AM    SHARE   RANK
            ------              ------------   --------------   --------------   ---   ---   -----   ----
Atlanta, GA...................        7             14.6%            22.3%       --     2      --     --
Philadelphia, PA..............        9              9.5             13.1         2     2     7.2%     5
Boston, MA....................       10             13.2             20.5        --     1      --     --
Miami-Ft. Lauderdale, FL......       12             15.2             12.3         2     3    18.8      2
West Palm Beach, FL...........       44              8.9             15.2        --     1      --     --
Ft. Myers-Naples, FL..........       74             11.2*            13.1         4     1    36.6      1
Greenville-New Bern-
  Jacksonville, NC............       86             12.1              5.7         5     1    57.3      1
Fayetteville, NC..............       91             13.0              6.2         4     2    62.2      1
Augusta, GA...................      112              3.5              7.1         4     2    19.4      2
          Total...............                                                   21    15

---------------
* Radio market average annual revenue growth data is presented from 1996-1998. Data for 1995 is unavailable.

     For this report, we derived:

     - the 1999 radio market revenue rank from BIA Research, Inc.

     - the 1995-1998 radio market average annual revenue growth for the Philadelphia, Miami-Ft. Lauderdale, Ft. Myers-Naples and Fayetteville markets from Miller, Kaplan, Arase & Co., (Equivalent Weeks Market Revenue Report, December 1995 and December 1996 and Year-To-Date Market Performance Summary, December 1997 and December 1998 eds.). Because information was not available from Miller, Kaplan, Arase & Co. for the Atlanta, Boston, West Palm Beach, Greenville-New Bern-Jacksonville and Augusta markets, for these markets we used Duncan's Radio Market Guide (1999 ed.).

     - the 1999 radio market revenue growth from Miller, Kaplan, Arase & Co. (December 1999 ed.).

     - our audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 1999 radio market reports published by The Arbitron Ratings Company.

     - our 1999 cluster market revenue rank and 1999 cluster market revenue share data from Miller, Kaplan, Arase & Co. (December 1999 ed.).

     - the viable station data for each market from Duncan's Radio Market Guide (1999 ed.). Duncan's defines viable stations as stations that are active and viable competitors for advertising dollars in a market.

     We present radio station and market data assuming the completion of our pending acquisitions. Further information about our radio stations on a market-by-market basis follows.

                                  ATLANTA, GA
                       1999 RADIO MARKET REVENUE RANK: 7

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WAEC-AM             2000         religious        35-64               --                   --
      WWWE-AM             2000          Hispanic        35-64               --                   --

  MARKET OVERVIEW

     Atlanta is the seventh largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Atlanta market have grown from approximately $170.0 million in 1995 to approximately $256.1 million in 1998 at an average annual rate of 14.6%. Radio market revenue grew 22.3% in 1999, as compared to 1998. In 1998, there were 16 viable stations in the Atlanta market.

  ATLANTA STATIONS

     On January 6, 2000, we purchased two AM radio stations in Atlanta for $10.0 million.

     WAEC-AM is a religious/talk radio station. WAEC-AM traditionally has broadcast ministers, including Martin Luther King, Sr., targeting the African-American community.

     WWWE-AM is a Spanish language radio station targeting the Hispanic community.

                                PHILADELPHIA, PA
                       1999 RADIO MARKET REVENUE RANK: 9
                    1999 CLUSTER MARKET REVENUE SHARE: 7.2%
                      1999 CLUSTER MARKET REVENUE RANK: 5

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WWDB-FM             1997         news/talk        35-64              4.2%                   8
      WXTU-FM             1983          country         25-54              3.3                   13t
      WTEL-AM             1986          brokered        35-64               *                    --
      WTMR-AM             1998         religious        35-64               *                    --

---------------
* Less than 1%.

  MARKET OVERVIEW

     Philadelphia is the ninth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Philadelphia market have grown from approximately $189.9 million in 1995 to approximately $249.1 million in 1998 at an average annual rate of 9.5%. Radio market revenue grew 13.1% in 1999, as compared to 1998. In 1998, there were 19 viable stations in the Philadelphia market.

  PHILADELPHIA STATIONS

     WWDB-FM is a news/talk radio station broadcasting news from 5 AM to 9 AM and talk for the remainder of the day. In 1975, WWDB-FM became the first commercial FM station in the country to operate as a talk station. WWDB-FM's programming includes renowned announcer Sid Marks, who has been hosting "Friday with Frank" and "Sunday with Sinatra" for over 40 years. Three local talk show hosts have been with the radio station since the format inception in 1975.

     WXTU-FM has been the only country music radio station in Philadelphia for the past 15 years. Of the eight counties that make up the Philadelphia metro area, WXTU-FM targets the seven county suburban area that accounts for 70% of the Philadelphia metro population. We believe that WXTU-FM has a loyal audience that produces excellent results for its advertisers. The WXTU-FM morning show featuring Harman & Evans is nationally recognized by country music listeners. In 1997, the station opened a country nightclub called "Club 92.5 -- A Music Saloon" to create more awareness of country music in Philadelphia and provide a distinctive source of additional revenue and advertising. In addition, WXTU-FM continues to hold its annual Anniversary Show in June, bringing in performers such as Reba McEntire, Alabama, Brooks & Dunn and LeAnn Rimes.

     WTEL-AM is a brokered radio station that focuses on health, financial, inspirational and other niche programming.

     WTMR-AM has been operating as a Christian station since 1976. For the last three fiscal years, WTMR-AM has sold over 90% of its available broadcast time.

                                   BOSTON, MA
                       1999 RADIO MARKET REVENUE RANK: 10

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WRCA-AM          pending          Hispanic        25-54               --                   --

  MARKET OVERVIEW

     Boston is the tenth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Boston market have grown from approximately $171.0 million in 1995 to approximately $247.9 million in 1998 at an average annual rate of 13.2%.Radio market revenue grew 20.5% in 1999, as compared to 1998. In 1998, there were 19.5 viable stations in the Boston market.

  BOSTON STATION

     We have entered into an agreement to purchase one AM radio station in Boston for approximately $6 million, subject to an upward adjustment of up to $2 million if the FCC approves specified increases in the power of the station's transmitter. We expect this transaction to close in the second quarter of 2000.

     WRCA-AM is a brokered radio station that focuses on Hispanic programming, reaching many ethnic and religious groups in the Boston area.

                            MIAMI-FT. LAUDERDALE, FL
                       1999 RADIO MARKET REVENUE RANK: 12
                        1999 CLUSTER MARKET SHARE: 18.8%
                      1999 CLUSTER MARKET REVENUE RANK: 2

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WPOW-FM            1986          dance CHR        18-34              9.4%                   2
      WQAM-AM            1996         sports/talk     25-54 men            5.5                    4t
      WKIS-FM            1996           country         25-54              3.9                    9t
      WWNN-AM          pending           health          35+                --                   --
      WHSR-AM          pending          foreign         25-54               --                   --
                                        language

  MARKET OVERVIEW

     Miami-Ft. Lauderdale is the twelfth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Miami-Ft. Lauderdale market have grown from approximately $136.3 million in 1995 to approximately $206.6 million in 1998 at an average annual rate of 15.2%. Radio market revenue grew 12.3% in 1999, as compared to 1998. In 1998, there were 24.5 viable stations in the Miami-Ft. Lauderdale market.

  MIAMI-FT. LAUDERDALE STATIONS

     We have agreed to acquire two AM stations in the Miami-Ft. Lauderdale market and one AM station in the West Palm Beach market for a total purchase price of approximately $18 million. We expect this transaction to close in the second quarter of 2000.

     WPOW-FM targets young Hispanic women in the 18 to 34 age group. It has a listening audience that is 65% Hispanic.

     WQAM-AM is the only AM station in South Florida that covers the Miami metro area with a full, non-directional signal day and night. The station is currently ranked second in its target demographic. WQAM-AM broadcasts play-by-play sports and is the flagship station for Miami Dolphins football, Florida Marlins baseball, Florida Panthers hockey and the University of Miami sports. For the years ended December 31, 1997, 1998 and 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $2,882,000, $3,617,000 and $2,770,000, respectively. WQAM-AM has high profile sports/talk personalities such as Neil Rogers, a top ranked air personality in Miami, and Hank Goldberg, who is also featured on ESPN.

     WKIS-FM is the only country music station in the Miami-Ft. Lauderdale market. The listening audience of WKIS-FM is 87% non-ethnic. WKIS-FM is the top rated non-ethnic station in its target demographic with a 10.0% audience share. This station is licensed in Boca Raton, Florida and its primary coverage area reaches Dade and Broward counties, which are located in the Miami-Ft. Lauderdale market.

     WWNN-AM is a brokered station that focuses on health talk, featuring programs that discuss medical information, vitamins and traditional and non-traditional medicines.

     WHSR-AM is a brokered station that focuses on international programming.

                              WEST PALM BEACH, FL
                       1999 RADIO MARKET REVENUE RANK: 44

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WSBR-AM            pending       financial      35-64 men         *                        31t

---------------
* Less than 1%.

  MARKET OVERVIEW

     West Palm Beach is the forty-fourth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the West Palm Beach market have grown from approximately $33.7 million in 1995 to approximately $43.5 million in 1998 at an average annual rate of 8.9%. Radio market revenue grew 15.2% in 1999, as compared to 1998. In 1998, there were 14.5 viable stations in the West Palm Beach market.

  WEST PALM BEACH STATIONS

     We have entered into an agreement to purchase one AM radio station in West Palm Beach, along with two AM radio stations in the Miami-Ft. Lauderdale market, for a total purchase price of approximately $18 million. We expect this transaction to close in the second quarter of 2000.

     WSBR-AM is a brokered station that focuses on financial topics, including investment strategies and financial services. It also delivers news, traffic and weather information.

                              FT. MYERS-NAPLES, FL
                       1999 RADIO MARKET REVENUE RANK: 74
                    1999 CLUSTER MARKET REVENUE SHARE: 36.6%
                      1999 CLUSTER MARKET REVENUE RANK: 1

                                                           TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED        FORMAT        DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ----------------   -----------   ------------------   ------------------
      WXKB-FM             1995           adult CHR       18-49 women          16.4%                   1
      WJBX-FM             1998        alternative rock    18-34 men           15.7                    1
      WRXK-FM             1986          classic rock      25-54 men           12.5                    1
      WJST-FM             1998           nostalgia           55+               6.8                    2
      WWCN-AM             1987          sports/talk       25-54 men            3.1                    9t

  MARKET OVERVIEW

     Ft. Myers-Naples is the seventy-fourth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Ft. Myers-Naples market have grown from approximately $18.4 million in 1996 to approximately $22.8 million in 1998 at an average annual rate of 11.2%. Radio market revenue grew 13.1% in 1999, as compared to 1998. In 1998, there were 16.5 viable stations in the Ft. Myers-Naples market.

  FT. MYERS-NAPLES STATIONS

     We acquired WJBX-FM in February 1998 and since then have upgraded the local sales staff and have increased advertising rates.

     WRXK-FM broadcasts the Howard Stern Morning Show, the number one rated morning show in the market.

     We purchased WJST-FM in February 1998. Since then, the station has created a local morning show, increased the number of sales people, raised advertising rates and increased its promotional efforts. After the local morning show, the station joins the Music of Your Life syndicated network for the remainder of the day. Under our management, we have secured a Class C3 license for this station, which will enable WJST-FM to broadcast with 50 kW of power. The new license will allow full market coverage. Currently, the station operates at 6 kW.

     WWCN-AM simulcasts with WQAM-AM daily beginning with the Neil Rogers show. WWCN-AM also simulcasts sports events with WQAM-AM.

     WJBX-FM and WJST-FM are co-located in Ft. Myers. We plan to co-locate all of our radio stations in the Ft. Myers-Naples market by the fourth quarter of 2000, which we expect will lower our operating expenses for this market.

                      GREENVILLE-NEW BERN-JACKSONVILLE, NC
                       1999 RADIO MARKET REVENUE RANK: 86
                    1999 CLUSTER MARKET REVENUE SHARE: 57.3%
                      1999 CLUSTER MARKET REVENUE RANK: 1

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WSFL-FM             1991        classic rock    25-54 men           15.4%                   1
      WXNR-FM             1996        alternative     18-34 men           15.2                    1
                                          rock
      WIKS-FM             1996           urban          25-54             11.0                    2
      WMGV-FM             1996           adult       25-54 women          10.8                    3
                                      contemporary
      WNCT-FM             1996           oldies         35-64              6.8                    4
      WNCT-AM             1996          Hispanic        25-54               *                    --
                                        brokered

---------------
* Less than 1%.

  MARKET OVERVIEW

     Greenville-New Bern-Jacksonville is the eighty-sixth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Greenville-New Bern-Jacksonville market have grown from approximately $14.6 million in 1995 to approximately $20.5 million in 1998 at an average annual rate of 12.1%. Radio market revenue grew 5.7% in 1999, as compared to 1998. In 1998, there were 11.5 viable stations in the Greenville-New Bern-Jacksonville market.

  GREENVILLE-NEW BERN-JACKSONVILLE STATIONS

     WSFL-FM is anchored by the popular John Boy and Billy Big Show, which originates in Charlotte, North Carolina.

     WIKS-FM is the only urban contemporary station in the Greenville-New Bern-Jacksonville market. It broadcasts the nationally syndicated Tom Joyner Morning Show, which consistently ranks as one of the top three morning shows in the market.

     WNCT-AM has recently changed its format. In 1999, WNCT-AM began brokering 50% of its airtime to a group that provided the market's first Hispanic programming. In the year 2000, 100% of WNCT-AM's programming will be Hispanic. There are an estimated 30,000 Hispanics in the metro and an additional 30,000 Hispanics in the total survey area.

     WSFL-FM, WIKS-FM, WXNR-FM and WMGV-FM are co-located in New Bern, North Carolina. WNCT-FM and WNCT-AM are co-located in Greenville, North Carolina.

                                FAYETTEVILLE, NC
                       1999 RADIO MARKET REVENUE RANK: 91
                    1999 CLUSTER MARKET REVENUE SHARE: 62.2%
                      1999 CLUSTER MARKET REVENUE RANK: 1

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WZFX-FM             1997           urban          18-49             16.0%                   1
      WKML-FM             1983          country         25-54             12.2                    1t
      WFLB-FM             1996           oldies         35-64              7.8                    3
      WUKS-FM             1997        urban/adult       25-54              6.7                    4
                                      contemporary
      WAZZ-AM             1997         nostalgia         55+               2.2                    9t
      WYRU-AM             1997         religious        35-64              1.0                   19t

  MARKET OVERVIEW

     Fayetteville is the ninety-first largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Fayetteville market have grown from approximately $11.5 million in 1995 to approximately $16.4 million in 1998 at an average annual rate of 13.0%. Radio market revenue grew 6.2% in 1999, as compared to 1998. In 1998, there were 9.5 viable stations in the Fayetteville market.

  FAYETTEVILLE STATIONS

     We have been successful in positioning WZFX-FM as the dominant urban radio station in the market. The radio station emphasizes its continuing community involvement, including its annual birthday party with a salute to the military of Fort Bragg. Approximately 10,000 listeners attended this event last year.

     WKML is the only significant country radio station in the Fayetteville market. WKML-FM broadcasts selected NASCAR races, including races from the Motor Racing Network and the Professional Racing Network. WKML-FM has consistently been the highest billing radio station in the market.

     WFLB-FM is the market's exclusive broadcaster of the University of North Carolina football and basketball games. In 1997, we relocated this station's antenna, giving WFLB-FM a highly desirable signal in the Fayetteville market.

     In 1997, WUKS-FM changed its format from young urban, with a target demographic audience of 12-24, to a format of urban/adult contemporary with a target demographic audience of 25-54. WUKS-FM broadcasts the nationally syndicated Tom Joyner Morning Show. While there is shared listening between WUKS-FM and WZFX-FM, WUKS-FM attracts an older audience.

     WAZZ-AM is the second oldest station in the market and has a nostalgia format. WAZZ-AM's morning show is anchored by forty-year local radio veteran, Curt Nunnery. WAZZ-AM is Fayetteville's exclusive broadcaster of the Charlotte Hornets and the Atlanta Braves. WAZZ-AM also carries a select group of Busch Garden National and Winston Cup Series races from the Motor Racing Network.

     WYRU-AM is a religious format station targeted to the African-American community. In 1999, WYRU-AM sold 90% of its available broadcast time.

                                  AUGUSTA, GA
                      1999 RADIO MARKET REVENUE RANK: 112
                    1999 CLUSTER MARKET REVENUE SHARE: 19.4%
                      1999 CLUSTER MARKET REVENUE RANK: 2

                                                       TARGET      AUDIENCE SHARE IN     AUDIENCE RANK IN
STATION CALL LETTERS  YEAR ACQUIRED      FORMAT      DEMOGRAPHIC   TARGET DEMOGRAPHIC   TARGET DEMOGRAPHIC
--------------------  -------------   ------------   -----------   ------------------   ------------------
      WCHZ-FM            1997         alternative     18-34 men           14.0%                   1
                                          rock
      WAJY-FM            1994          nostalgia         55+              10.7                    3
      WGAC-AM            1993         news/talk/sports    35-64            9.3                    2
      WGOR-FM            1992            oldies         35-64              5.2                    5t
      WRDW-AM          pending        sports/talk     25-54 men            3.0                   13
      WRFN-FM          pending        sports/talk     25-54 men             *                    --

---------------
* Less than 1%.

  MARKET OVERVIEW

     Augusta is the one hundred twelfth largest radio market in the United States based on 1999 radio market revenue. Radio market revenues in the Augusta market have grown from approximately $13.9 million in 1995 to approximately $15.4 million in 1998 at an average annual rate of 3.5%. Radio market revenue grew 7.1% in 1999, as compared to 1998. In 1998, there were 13 viable stations in the Augusta market.

  AUGUSTA STATIONS

     WCHZ-FM is the only alternative rock radio station in Augusta. The station broadcasts the Lex and Terry syndicated morning show, which has gone from 0.8% of market share in the Spring of 1998 to 14.3% of the market share in the Fall of 1999.

     WAJY-FM has been Augusta's only nostalgia radio station since February 1995. The radio station's limited coverage and proximity to Aiken, South Carolina have made nostalgia an attractive programming format. Aiken, South Carolina, has been rated as one of the top 10 places to retire in America. WAJY-FM focuses on local news and community service programming. WAJY-FM broadcasts the Westwood One "AM Only" format.

     WGAC-AM is Augusta's oldest radio station still in operation. Currently, WGAC-AM's morning show is hosted by 40 year Augusta veteran, Harley Drew. Middays feature the nationally syndicated shows of Dr. Laura and Rush Limbaugh. Afternoons feature local talk celebrity, Austin Rhodes. WGAC-AM broadcasts the Atlanta Braves baseball and the University of Georgia Bulldogs football and basketball games.

     WGOR-FM is Augusta's only oldies radio station. It has a long tradition of hosting well known local air talent, including Harley Drew, featured during middays, with over 40 years of experience. Ron Jones, the afternoon host, has 13 years of experience.

     WRDW-AM is a sports/talk radio station. WRDW-AM broadcasts the Atlanta Hawks, Atlanta Falcons and Georgia Tech football and basketball games. WRDW-AM also broadcasts nationally-syndicated shows such as Don Imus during the mornings and G. Gordon Liddy during middays.

     WRFN-FM is a sports/talk radio station and simulcasts 100% of its time with WRDW-AM.

COMPETITION; CHANGES IN BROADCASTING INDUSTRY

     The radio broadcasting industry is highly competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

     The following are some of the factors that are important to a radio station's competitive position:

     - management experience;

     - the station's local audience rank in its market;

     - transmitter power;

     - assigned frequency;

     - audience characteristics;

     - local program acceptance; and

     - the number and characteristics of other radio stations and other advertising media in the market area.

     In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers. Recent changes in the Communications Act of 1934, as amended, and the Federal Communications Commission's policies and rules permit increased ownership and operation of multiple local radio stations.

     Despite the competitiveness within the radio broadcasting industry, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC's multiple ownership rules that regulate the number of stations serving the same area that may be owned and controlled by a single entity.

     Our stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as:

     - satellite delivered audio radio service, which could result in the introduction of new satellite radio services with sound quality equivalent to that of compact discs;

     - audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats; and

     - in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

     The FCC has adopted proposals for the establishment of low-powered FM stations that would be designed to serve small localized areas. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has adopted licensing and operating rules for satellite delivered audio and in April 1997 awarded two licenses for this service. Satellite delivered audio may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/ or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, subject to the requirement that at the end of a transition period, those licensees return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

     We employ a number of on-air personalities and generally enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of some of these personalities could result in a short-term loss of audience share, but we do not believe that the loss would have a material adverse effect on our business.

FEDERAL REGULATION OF RADIO BROADCASTING

     The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

     - assigns frequency bands for broadcasting;

     - determines the particular frequencies, locations and operating power of stations;

     - issues, renews, revokes and modifies station licenses;

     - determines whether to approve changes in ownership or control of station licenses;

     - regulates equipment used by stations; and

     - adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

     The FCC has the power to impose penalties for violations of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, non-renewal of licenses and the revocation of operating authority.

     The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

     FCC LICENSES. Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the immediately contiguous suburban and rural areas. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     The following table sets forth the metropolitan market served, call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we will own or operate upon the purchase of radio stations in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta. In many cases, our licenses are held by wholly-owned subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

                                                                                    EXPIRATION
                                        FCC                       POWER IN            DATE OF
          MARKET             STATION   CLASS   FREQUENCY          KILOWATTS         FCC LICENSE
          ------             -------   -----   ---------   -----------------------  -----------
ATLANTA, GA................  WAEC-AM    B        860 kHz    5 kW day/.5 kW night    04/01/2004
                             WWWE-AM    D       1100 kHz          5 kW day          04/01/2004
PHILADELPHIA, PA...........  WXTU-FM    B       92.5 MHz           15.5 kW          08/01/2006
                             WWDB-FM    B       96.5 MHz           17.0 kW          08/01/2006
                             WTMR-AM    B        800 kHz    5 kW day/.5 kW night    06/01/2006
                             WTEL-AM    D        860 kHz          10 kW day         08/01/2006
BOSTON, MA.................  WRCA-AM    B       1330 kHz            5 kW            04/01/2006
MIAMI-FT. LAUDERDALE, FL...  WQAM-AM    B        560 kHz     5 kW day/1 kW night    02/01/2004
                             WPOW-FM    C       96.5 MHz           100 kW           02/01/2004
                             WKIS-FM    C       99.9 MHz           100 kW           02/01/2004
                             WWNN-AM    B       1470 kHz      50 kW day/2.5 kW      02/01/2004
                             WHSR-AM    B        980 kHz     5 kW day/1 kW night    02/01/2004
WEST PALM BEACH, FL........  WSBR-AM    B        740 kHz   2.5 kW day/.94 kW night  02/01/2004
FT. MYERS-NAPLES, FL.......  WXKB-FM    C1     103.9 MHz           100 kW           02/01/2004
                             WRXK-FM    C       96.1 MHz           100 kW           02/01/2004
                             WJBX-FM    C2      99.3 MHz            50 kW           02/01/2004
                             WJST-FM    A      106.3 MHz            6 kW            02/01/2004
                             WWCN-AM    B        770 kHz    10 kW day/1 kW night    02/01/2004
GREENVILLE-NEW BERN-
  JACKSONSVILLE, NC........  WSFL-FM    C1     106.5 MHz           100 kW           12/01/2003
                             WIKS-FM    C1     101.9 MHz           100 kW           12/01/2003
                             WNCT-AM    B       1070 kHz       10 kW day/night      12/01/2003
                             WNCT-FM    C      107.9 MHz           100 kW           12/01/2003
                             WXNR-FM    C2      99.5 MHz           16.5 kW          12/01/2003
                             WMGV-FM    C1     103.3 MHz           100 kW           12/01/2003
FAYETTEVILLE, NC...........  WZFX-FM    C1      99.1 MHz           100 kW           12/01/2003
                             WKML-FM    C       95.7 MHz           100 kW           12/01/2003
                             WFLB-FM    C       96.5 MHz           100 kW           12/01/2003
                             WUKS-FM    C3     107.7 MHz           5.2 kW           12/01/2003
                             WAZZ-AM    C       1490 kHz       1 kW day/night       12/01/2003
                             WYRU-AM    B       1160 kHz    5 kW day/.25 kW night   12/01/2003

                                                                                    EXPIRATION
                                        FCC                       POWER IN            DATE OF
          MARKET             STATION   CLASS   FREQUENCY          KILOWATTS         FCC LICENSE
          ------             -------   -----   ---------   -----------------------  -----------
AUGUSTA, GA................  WGAC-AM    B        580 kHz     5 kW day/1 kW night    04/01/2004
                             WGOR-FM    C3      93.9 MHz            13 kW           04/01/2004
                             WCHZ-FM    C3      95.1 MHz           5.7 kW           04/01/2004
                             WAJY-FM    A      102.7 MHz            3 kW            12/01/2003
                             WRFN-FM    A       93.1 MHz           4.1 kW           04/01/2004
                             WRDW-AM    B       1480 kHz       5 kW day/night       04/01/2004

     TRANSFERS OR ASSIGNMENT OF LICENSE. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

     - compliance with the various rules limiting common ownership of media properties in a given market;

     - the character of the licensee and those persons holding attributable interests in the licensee; and

     - compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC regulations and policies.

     To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. These types of petitions are filed from time to time with respect to proposed acquisitions. For example, a petition to deny the assignment of the FCC licenses involved in our pending acquisition of two radio stations in Augusta has been filed, with the result that we are unable to predict when the transaction will be completed. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

     MULTIPLE OWNERSHIP RULES. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

     - in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

     - in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

     - in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

     - in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

     The FCC is also reportedly considering proposing a policy that would give special review to a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market. In connection with this, the FCC has invited comment on the impact of concentration in public notices concerning proposed transactions, and has delayed or refused its consent in some cases because of revenue concentration.

     The FCC recently revised its radio/television cross-ownership rule to allow for greater common ownership of television and radio stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

     - in markets where 20 media voices will remain, an owner may own an additional 5 radio stations, or, if the owner only has one television station, an additional 6 radio stations; and

     - in markets where 10 media voices will remain, an owner may own an additional 3 radio stations.

     A media voice includes each independently-owned, full power television and radio station and each daily newspaper, plus one voice for all cable television systems operating in the market.

     In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC's broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

     The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation's voting stock. If a single individual or entity controls more than 50% of a corporation's voting stock, however, the interests of other stockholders are generally not attributable unless the stockholders are also officers or directors of the corporation.

     The FCC recently adopted a new rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder. Under this new rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. If attribution under the equity-debt-plus rule results in a violation of the FCC's multiple ownership rules, each affected party must come into compliance with those rules, by reducing or eliminating the party's interest in the affected media outlets or obtaining a waiver from the FCC, no later than August 5, 2000. The attribution rules limit the number of radio stations we may acquire or own in any market.

     ALIEN OWNERSHIP RULES. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as "aliens," including any corporation if more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

     TIME BROKERAGE AGREEMENTS. Over the past few years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

     The FCC's rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of FCC's local radio ownership limits. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15% or less of the brokered station's programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25% of its programming on another station in the same broadcast service, that is AM-AM or FM-FM through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

     PROGRAMMING AND OPERATIONS. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time, are required to be maintained in the station's public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

     On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs, or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. These new equal employment opportunity rules are designed to replace the FCC's prior rules, some of which were ruled unconstitutional by the U.S. Court of Appeals for the District of Columbia Circuit.

     The FCC recently issued a decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This decision is currently being reconsidered by the FCC. The effect that this FCC decision will have on our programming and commercial advertising operations is uncertain.

     PROPOSED AND RECENT CHANGES. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

     - changes in the FCC's cross-interest, multiple ownership and attribution policies.

     - regulatory fees, spectrum use fees or other fees on FCC licenses;

     - foreign ownership of broadcast licenses;

     - restatement in revised form of FCC's equal employment opportunity rules and revisions to the FCC's rules relating to political broadcasting;

     - technical and frequency allocation matters; and

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

     The FCC currently is considering standards for evaluating, authorizing, and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel(TM) technology for FM radio stations. Digital audio broadcasting's advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding Digital Audio Broadcasting or In-Band On-Channel technology and what effect such regulations would have on our business or the operations of its radio stations.

     On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including Beasley, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has stated that it intends to begin accepting applications for new stations during the next several months.

     At this time, it is difficult to assess the competitive impact of these new stations. The new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets which Beasley operates its stations, the low power stations may compete for listeners and advertisers. The low power stations may also limit the ability of Beasley to obtain new license or to modify its existing facilities. Any of these events may materially and adversely impact the operating performance of Beasley.

     Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications which are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

     We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

     FEDERAL ANTITRUST LAWS. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission or the Department of Justice, may investigate certain acquisitions. We cannot predict the outcome of any specific FTC or Department of Justice investigation. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the FTC or the Department of Justice under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

EMPLOYEES

     On December 31, 1999, we had a staff of 418 full-time employees and 127 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to some employees at WXTU-FM in Philadelphia. The provisions of the collective bargaining agreement remain in full force until March 31, 2000 and continue thereafter for one-year periods unless notice of proposed termination is given by either party at least 60 days before the termination date. We believe that our relations with our employees are good.

ENVIRONMENTAL

     As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

ITEM 2.  PROPERTIES

     The types of facilities required to support each of our radio stations include offices, studios and transmitter and antenna sites. We typically lease our studio and office space with lease terms that expire in six months to ten years, although we do own some of our facilities. Our principal executive offices are located at

3033 Riviera Drive, Suite 200, Naples, Florida 34103. We lease that building from an affiliated company. We currently have a month to month lease and we pay approximately $7,400 per month. We lease a majority of our main transmitter and antenna sites from related parties. The transmitter and antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license.

     No one facility is material to us. We believe that our facilities are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our facilities and may do so in the future. Substantially all of our properties and equipment serve as collateral for our obligations under our credit facility.

ITEM 3.  LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

     On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins countersued for breach of contract. We intend to pursue our legal action against the Marlins and seek dismissal of their countersuit. We cannot yet determine the outcome of these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Beasley Broadcast Group has two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value, and Class B commons stock, $.001 par value. No equity securities were sold by us during the year ended December 31, 1999. Class A common stock began trading on Nasdaq's National Market System on February 11, 2000. There is no established public trading market for our Class B common stock.

     Before our reorganization on February 11, 2000, the various subchapter S corporations and partnerships comprising Beasley Broadcast Group have occasionally made cash distributions to their equity holders. As a public company, we expect to retain earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock.

     To effect our reorganization and pursuant to the Beasley Broadcast Group, Inc. Contribution Agreement dated as of November 23, 1999, we agreed to issue shares of our Class A common stock to Reed Miami Holdings, Inc. and J. Daniel Highsmith in exchange for all of their interests held in Beasley-Reed Acquisition Partnership and Beasley Broadcasting of Eastern North Carolina, Incorporated. Under this agreement, Reed Miami Holdings, Inc. and Mr. Highsmith received, on February 11, 2000, a total of 402,068 shares of Class A common stock, which is the number of shares having the value of their pre-offering interest in the entities that will become Beasley Broadcast Group, Inc. Therefore, based on the initial public offering price of $15.50, Beasley Broadcast Group received approximately $6.2 million of value for the interests in Beasley-Reed

Acquisition Partnership and Beasley Broadcasting of Eastern North Carolina, Incorporated in exchange for approximately $6.2 million of shares of its Class A common stock. These transactions were effected without registration under the Securities Act in reliance upon the exemptions from registration contained in
Section 4(2) of the Securities Act. Section 4(2) exempts transactions by an issuer not involving a public offering from the provisions of Securities Act
Section 5. We offered Class A common stock to these stockholders, each of whom is an accredited investor under Rule 501 under the Securities Act and each of whom is actively involved in the management of radio stations owned by the registrant, on a private basis not involving a public offering.

     Additionally, pursuant to the Beasley Broadcast Group, Inc. Contribution Agreement dated as of November 23, 1999, we also agreed to issue shares of our Class B common stock to George G. Beasley, members of his immediate family and affiliated trusts in exchange for all the interests held by these persons in the companies we now hold. Under this agreement, the Beasley family members and affiliated trusts received on February 11, 2000 a total of 17,021,373 shares of Class B common stock, which is the number of shares having the value of their pre-offering interest in the entities that will become Beasley Broadcast Group, Inc. Therefore, based on the initial public offering price of $15.50 for Class A common stock, Beasley Broadcast Group received approximately $263.8 million of value for the interests in the entities that became Beasley Broadcast Group in exchange for approximately $263.8 million of shares of Class B common stock. These transactions were effected without registration under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act. Section 4(2) exempts transactions by an issuer not involving a public offering from the provisions of Securities Act Section 5. We offered shares of its Class B common stock to George G. Beasley, members of his immediate family and affiliated entities, on a private basis not involving a public offering.

     (b) On February 11, 2000, the Company commenced the IPO of its Class A Common Stock, $.001 par value. The registration statement relating to this offering (File No. 333-91683) was declared effective on February 11, 2000. Credit Suisse First Boston Corporation, Banc of American Securities LLC, Deutsche Banc Alex. Brown and Salomon Smith Barney were the managing underwriters of the IPO. On February 16, 2000, the Company consummated the IPO. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the IPO, were as follows:

                                                   AGGREGATE                        AGGREGATE
                          SHARES OF CLASS A        PRICE OF          AMOUNT OF       PRICE OF
                          COMMON REGISTERED    SHARES REGISTERED    SHARES SOLD    SHARES SOLD
                          -----------------    -----------------    -----------    ------------
The Company...........        6,850,000          $106,175,000        6,850,000     $106,175,000

     As of March 20, 2000 the Company incurred the following estimate of expenses with respect to the IPO. None of the following expenses were direct or indirect payments to directors, officers, general partners of the Company or their affiliates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

 UNDERWRITING
   DISCOUNTS                      UNDERWRITERS'                    TOTAL COMPANY
AND COMMISSIONS   FINDERS' FEES     EXPENSES      OTHER EXPENSES     EXPENSES
---------------   -------------   -------------   --------------   -------------
  $7,165,100           $0              $0           $1,560,000      $1,560,000

     The net proceeds from the IPO to the Company after deducting the foregoing discounts, commissions, fees and expenses were $99,009,900. All of these proceeds have been used by the Company since the IPO to repay existing indebtedness outstanding under the credit facility and to certain of our directors, officers and station general managers.

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the selected financial data shown below for the years ended December 31, 1997, 1998 and 1999 from our audited combined financial statements included elsewhere in this report. We have derived the selected financial data shown below for the years ended December 31, 1995 and 1996 from our audited combined financial statements, which are not included in this report.

     As you review the information contained in the following table and throughout this report, you should note the following:

     - During the periods presented we operated as a series of partnerships and subchapter S corporations under the Internal Revenue Code. Accordingly, we were not liable for federal and some state and local corporate income taxes, as we would have been if we had been treated as a subchapter C corporation. During these periods, our stockholders included our taxable income or loss in their federal and applicable state and local income tax returns. The pro forma amounts shown in the table reflect provisions for federal, state and local income taxes, applied to income (loss) before pro forma income taxes, as if we had been taxed as a subchapter C corporation. On February 11, 2000, our subchapter S status terminated. For a more detailed description of our corporate reorganization, see "Business--Initial Public Offering and Corporate Reorganization."

     - For purposes of our historical financial statements, the term pro forma refers to the adjustments necessary to reflect our status as a subchapter C corporation for income tax purposes rather than a series of subchapter S corporations and partnerships, distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group prior to the reorganization, the distribution of untaxed retained income and subsequent re-contribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting.

     - Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, depreciation and amortization, equity appreciation rights expense and impairment loss on long-lived assets. For the periods shown in the following table, broadcast cash flow is unaffected by local management and time brokerage agreements of $1,075,000 for the fiscal year ended December 31, 1996 and zero for other periods. The fees are included in other non-operating income (expense).

     - Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

     - EBITDA consists of broadcast cash flow minus corporate general and administrative expenses.

     - Pro forma after-tax cash flow consists of pro forma net income (loss) minus net gains on sale of radio stations plus the following: loss on sale of radio stations, depreciation and amortization, equity appreciation rights expense, impairment loss on long-lived assets, deferred tax provision (or minus deferred income tax benefit), nonrecurring items and other non-cash charges.

     - No expense for equity appreciation rights has been recorded for the periods presented other than the year ended December 31, 1999. We expect to record approximately $1.2 million of equity appreciation rights expense in the first quarter of 2000.

     Although broadcast cash flow, EBITDA and pro forma after-tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance. These measures are widely used in the broadcast industry to evaluate a radio company's operating performance. However, you should not consider these measures in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, EBITDA and pro forma after-tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

     The comparability of the historical financial information reflected below has been significantly affected by acquisitions and dispositions. You should read the selected financial data together with "Management

Discussion and Analysis of Financial Condition and Results of Operations" and our combined financial statements and the related notes included elsewhere in this report.

                                                                YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                            1995           1996           1997           1998           1999
                                        ------------   ------------   ------------   ------------   ------------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA, SHARES OUTSTANDING AND MARGIN DATA)
OPERATING DATA:
Net revenues..........................  $    47,489    $    62,413    $    73,704    $    81,433    $    93,621
Operating expenses:
  Radio station operating expenses....       33,076         42,163         55,247         61,692         66,661
  Corporate general and
    administrative....................        2,124          2,233          2,055          2,498          2,764
  Equity appreciation rights..........           --             --             --             --            606
  Depreciation and amortization.......        8,361          8,317         14,174         16,096         16,410
  Impairment loss on long-lived
    assets............................           --             --          4,124             --             --
                                        -----------    -----------    -----------    -----------    -----------
      Total operating expenses........       43,561         52,713         75,600         80,286         86,441
         Operating income (loss)......        3,928          9,700         (1,896)         1,147          7,180
Other income (expense):
  Interest expense....................       (8,345)        (9,340)       (13,606)       (13,602)       (14,008)
  Other non-operating income
    (expense).........................           (5)        (2,025)            54           (160)           776
  Gain (loss) on sale of radio
    stations..........................          121         16,773         82,067          4,028             --
                                        -----------    -----------    -----------    -----------    -----------
      Total other income (expense)....       (8,229)         5,408         68,515         (9,734)       (13,232)
         Income (loss) before income
           taxes......................       (4,301)        15,108         66,619         (8,587)        (6,052)
Pro-forma current income tax expense
  (benefit)...........................       (3,302)           567          7,054         (5,010)           692
Pro-forma deferred income tax expense
  (benefit)...........................        1,657          5,318         18,741          1,760         (2,896)
                                        -----------    -----------    -----------    -----------    -----------
  Pro-forma net income (loss).........  $    (2,656)   $     9,223    $    40,824    $    (5,337)   $    (3,848)
                                        ===========    ===========    ===========    ===========    ===========
Basic and diluted net income (loss)
  per share...........................        (0.15)          0.53           2.34          (0.31)         (0.22)
Weighted average common shares
  outstanding -- basic and diluted....   17,423,441     17,423,441     17,423,441     17,423,441     17,423,441
OTHER DATA:
Broadcast cash flow...................  $    14,413    $    20,250    $    18,457    $    19,741    $    26,960
Broadcast cash flow margin............           30%            32%            25%            24%            29%
EBITDA before net income or loss from
  local management and time brokerage
  agreements..........................  $    12,289    $    18,017    $    16,402    $    17,243    $    24,196
Pro-forma after tax cash flow.........        7,241          6,085         (4,204)         8,491         10,379
Cash provided by (used in):
  Operating activities................  $     1,149    $     5,303    $     1,586    $     4,921    $     7,195
  Investing activities................        2,462        (66,300)        18,871        (12,527)        (2,760)
  Financing activities................       (4,347)        63,152        (17,052)         4,689         (2,192)

                                                                      AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET:
Cash and cash equivalents..........................  $  2,118   $  4,273   $  7,678   $  4,760   $  7,003
Intangibles, net...................................    38,214    100,442    145,487    151,048    137,287
Total assets.......................................    66,723    145,707    193,440    194,773    185,861
Long-term debt.....................................    97,370    155,149    152,644    163,285    163,123
Total stockholders' equity (deficit)...............   (42,790)   (25,703)    19,579      6,041     (2,919)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods.

GENERAL

     A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

     - a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

     - the number of radio stations in the market competing for the same demographic groups; and

     - the supply of and demand for radio advertising time.

     In 1999, we generated 74.5% of our revenues from local advertising, which is sold primarily by each individual local radio station's sales staff. We generated 20.6% of our revenues from national spot advertising in 1999, which is purchased through independent, national advertising sales representatives by customers that want to advertise nationwide. We generated the balance of our revenues principally from promotional events and sales to broadcasting networks that purchase commercial airtime.

     We include revenues recognized under a time brokerage agreement or similar sales agreement for radio stations operated by us before acquiring the radio stations in net revenues, while we reflect operating expenses associated with these radio stations in station operating expenses. Consequently, there is no difference in the method of revenue and operating expense recognition between a radio station operated by us under a time brokerage agreement or similar sales agreement and a radio station owned and operated by us. For the periods discussed below, revenues and operating expenses under time brokerage agreements or similar sales agreements were not material for years subsequent to 1996. Since 1997, we have not operated any stations under time brokerage agreements or other similar sales agreements.

     Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase listenership and Arbitron ratings. However, because Arbitron reports ratings quarterly in most of our markets, any increased ratings, and therefore increased advertising revenues, tend to lag behind the incurrence of advertising and promotional spending.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize our use of trade agreements and during the past five years have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow.

     We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations, whether or not operated by us, in the prior year's corresponding period, including the effect of barter revenues and expenses. Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, depreciation and amortization, equity appreciation rights expense and impairment loss on long-lived assets and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

     For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes and extraordinary items.

RESULTS OF OPERATIONS

     Several factors are expected to affect our results of operations on a going-forward basis that have not affected our historical results of operations. First, we redeemed, for cash, equity appreciation rights previously granted to some of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $606,000 in the fourth quarter of 1999 and expect to record an expense of approximately $1.2 million in the first quarter of 2000. Second, in connection with our recent reorganization, our net stockholders' equity will be reduced by approximately $24.5 million to establish the net deferred tax liability resulting from the termination of our subchapter S status. Finally, corporate general and administrative expenses are likely to increase as we incur the additional reporting and compliance costs of operating as a public company.

     In 1997, we entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five year term which began in 1997. The contracts require us to pay fees and to provide commercial advertising and other considerations. As of December 31, 1999, remaining payments of fees are as follows: $8.5 million in 2000, $8.8 million in 2001 and $359,000 in 2002. For the years ended December 31, 1997, 1998 and 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $2,882,000, $3,617,000 and $2,770,000, respectively. Unless we are able to generate significantly more revenues under these contracts in the future, they are likely to have a material adverse effect on our results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time. The proper accounting treatment for executory contracts such as these is currently the subject of Emerging Issues Task Force 99-14. Depending on the resolution of this issue by the task force, we may be required to record a charge reflecting an impairment of these committed contracts. Such a charge could also have a material adverse effect on future results of operations.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Revenue. Net revenue increased 15.0% to $93.6 million for 1999 from $81.4 million for 1998. The increase was primarily due to revenue growth at some of our radio stations, particularly in the Miami-Ft. Lauderdale market. On a same station basis, net revenues increased 14.4% to $93.6 million for 1999 from $81.8 million for 1998.

     Station Operating Expenses. Station operating expenses increased 8.1% to $66.7 million for 1999 from $61.7 million for 1998. The increase was primarily due to increased program and production, sales and advertising, and general and administrative expenses associated with generating our revenue growth. On a same station basis, station operating expenses increased 8.5% to $66.6 million for 1999 from $61.4 million for 1998.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 12.0% to $2.8 million for 1999 from $2.5 million for 1998. The increase was primarily due to higher general and administrative expenses associated with our revenue growth over the same period.

     Depreciation and Amortization. Depreciation and amortization increased 1.9% to $16.4 million for 1999 from $16.1 million for 1998. The increase was primarily due to radio station acquisitions in 1998.

     Interest Expense. Interest expense increased 2.9% to $14.0 million in 1999 from $13.6 million for 1998. The increase was primarily due to radio station acquisitions in 1998 and increasing interest rates in 1999.

     Broadcast Cash Flow. Broadcast cash flow increased 37.1% to $27.0 million for 1999 from $19.7 million for 1998. The increase was primarily due to revenue growth at some of our stations, particularly in the Miami-

Ft. Lauderdale market. On a same station basis, broadcast cash flow increased 32.3% to $27.0 million for 1999 from $20.4 million for 1998.

     Gain (Loss) on Sale of Radio Stations. We did not dispose of any radio stations in 1999. In 1998, we recognized a gain of $4.0 million primarily as a result of the sale of two radio stations, KAAY-AM in Little Rock, Arkansas and WEWO-AM in Fayetteville, North Carolina, for a total of approximately $5.2 million.

     Income (Loss) Before Pro Forma Income Taxes. We experienced a loss before pro forma income taxes of $6.1 million for 1999 versus a loss before pro forma income taxes of $8.6 million for 1998. The difference between 1999 and 1998 is mainly attributable to revenue growth at some of our radio stations, particularly in the Miami-Ft. Lauderdale market. Excluding gains on sales of radio stations, loss before pro forma income taxes would have been $12.6 million for 1998.

     Pro Forma Net Income (Loss). Pro forma net loss for 1999 was $3.8 million compared to pro forma net loss of $5.3 million for 1998. The change was mainly attributable to revenue growth at some of our radio stations, particularly in the Miami-Ft. Lauderdale market.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased 10.5% to $81.4 million for 1998 from $73.7 million for 1997. Approximately $6.8 million of the increase was attributable to the inclusion, during the entire period, of operating results from the stations acquired in 1998. The increase was also attributable to revenue growth at some of our radio stations, especially in the Miami-Ft. Lauderdale market. On a same station basis, net revenues increased 10.7% to $81.8 million for 1998 from $73.9 million for 1997.

     Station Operating Expenses. Station operating expenses increased 11.8% to $61.7 million for 1998 from $55.2 million for 1997. Approximately $5.9 million of the increase was attributable to the inclusion during the entire period of operating results from the radio stations acquired in 1997. The increase was also attributable to the introduction of additional news programming at WWDB-FM, the increased rights fees associated with our contracts to broadcast Miami sports teams and the addition of Neil Rogers, a top ranked personality in the Miami-Ft. Lauderdale market to our programming line-up at WQAM-AM. On a same station basis, station operating expenses increased 13.7% to $61.4 million for 1998 from $54.0 million for 1997.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 21.6% to $2.5 million for 1998 from $2.1 million for 1997. The increase was mainly attributable to higher administrative expenses associated with supporting our growth.

     Depreciation and Amortization. Depreciation and amortization increased 13.6% to $16.1 million for 1998 from $14.2 million for 1997. The increase was mainly attributable to radio station acquisitions in 1998.

     Interest Expense. Interest expense remained constant at $13.6 million for 1998 and 1997. This was attributable to a reduction in the interest rate charged on our credit facility as a result of more favorable terms, offset by a higher debt balance due to borrowings to fund acquisitions.

     Broadcast Cash Flow. Broadcast cash flow increased 7.1% to $19.7 million for 1998 from $18.4 million for 1997. Approximately $900,000 of the increase was attributable to the inclusion, during the entire period, of operating results from the stations acquired in 1997. The increase was also attributable to revenue growth at most of our radio stations, in particular WQAM-AM and WKIS-FM in the Miami-Ft. Lauderdale market. On a same station basis, broadcast cash flow increased 3.0% to $20.4 million for 1998 from $19.8 million for 1997.

     Gain (Loss) on Sale of Radio Stations. We recognized a gain on sale of radio stations of $4.0 million for 1998 primarily as a result of the sale of two radio stations, KAAY-AM in Little Rock, Arkansas and WEWO-AM in Fayetteville, North Carolina, for a total of approximately $5.2 million. In 1997, we sold WDAS-AM/FM in Philadelphia for approximately $100 million, for which we recognized a gain of $79.8 million.

     Income (Loss) Before Pro Forma Income Taxes. We experienced a loss before pro forma income taxes of $8.6 million for 1998 versus income of $66.6 million for 1997. The difference between 1998 and 1997 is mainly attributable to the recognition of an $82.1 million gain on sale of radio stations in 1997. Excluding gains on sales of radio stations, loss before pro forma income taxes would have been $12.6 million for 1998 and $15.4 million for 1997.

     Pro Forma Net Income (Loss). Pro forma net loss for 1998 was $5.3 million compared to pro forma net income of $40.8 million for 1997. The change was mainly attributable to the reduction of the gain on the sale of radio stations and taking into account pro forma income taxes or tax benefits.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased 18.1% to $73.7 million for 1997 from $62.4 million for 1996. The increase was partly attributable to revenue growth at some of our radio stations, especially in the Miami-Ft. Lauderdale market, partially offset by a decline in revenues from the Philadelphia market. In addition, approximately $8.3 million of the increase was attributable to the inclusion, during the entire period, of operating results from the stations acquired in 1996. On a same station basis, net revenues increased 15.1% to $71.5 million for 1997 from $62.1 million for 1996.

     Station Operating Expenses. Station operating expenses increased 30.8% to $55.2 million for 1997 from $42.2 million for 1996. Approximately $5.2 million of the increase was attributable to the inclusion, during the entire period, of operating results from the stations acquired in 1996. The increase was also attributable to the addition of our contracts to broadcast Miami sports teams. On a same station basis, station operating expenses increased 30.4% to $52.7 million for 1997 from $40.4 million for 1996.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased 8.0% to $2.1 million for 1997 from $2.2 million for 1996.

     Depreciation and Amortization. Depreciation and amortization increased 70.4% to $14.2 million for 1997 from $8.3 million for 1996. The increase was mainly attributable to the radio station acquisitions in 1997.

     Impairment Loss on Long-Lived Assets. In 1997, we recognized an impairment loss on long-lived assets of $4.1 million, resulting from a write down of our building in the Los Angeles area during that period.

     Interest Expense. Interest expense increased 45.7% to $13.6 million for 1997 from $9.3 million for the 1996. This increase was primarily attributable to an increase in borrowings to finance acquisitions.

     Broadcast Cash Flow. Broadcast cash flow decreased 10.3% to $18.4 million for 1997 from $20.3 million for 1996. The decrease was mainly attributable to the addition of the sports rights fees at WQAM-AM in Miami and the introduction of additional news programming changes at WWDB-FM in Philadelphia and a reduction in ratings and revenues at WXTU-FM in Philadelphia. On a same station basis, broadcast cash flow decreased 13.8% to $18.7 million for 1997 from $21.7 million for 1996.

     Gain (Loss) on Sale of Radio Stations. Net gain on sale of radio stations was $82.1 million for 1997 versus a gain of $16.8 million for 1996. The increase was mainly attributable to the sale of WDAS-AM/FM in Philadelphia for approximately $100 million in 1997.

     Income (Loss) Before Pro forma Income Taxes. Income before pro forma income taxes was $66.6 million for 1997 versus $15.1 million in 1996. The increase was mainly attributable to the gain on sale of WDAS-FM in Philadelphia.

     Pro Forma Net Income (Loss). Pro forma net income was $40.8 million for 1997 versus $9.2 million for 1996, which was mainly attributable to the gain on sale of WDAS-FM in Philadelphia.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Historically, we have used a significant portion of our liquidity to consummate acquisitions. These acquisitions have been funded from one or a combination of the following sources:

     - our credit facility;

     - disposing of radio stations in transactions which are intended to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code;

     - internally-generated cash flow; and

     - advances to us from George G. Beasley, members of his family and affiliated entities.

     Other liquidity needs have been for debt service, working capital, distributions to equity holders and general corporate purposes, including capital expenditures. In the future, we expect that our principal liquidity requirements will be for working capital and general corporate purposes, including acquisitions of additional radio stations. We expect to finance future acquisitions through a combination of bank borrowings, internally generated funds and our stock.

     We used approximately $58.5 million of the net proceeds from this offering to pay down debt on our credit facility, which increased the availability of cash to fund future acquisitions, including the pending acquisitions, and other general corporate purposes. We also used approximately $40.5 million of the proceeds of this offering to repay the indebtedness owed to our Chairman and Chief Executive Officer, George G. Beasley, and affiliated companies. That approximately $40.5 million payment is net of the repayment at the closing of the initial public offering of approximately $10.3 million owed to us by members of the Beasley family.

     As of December 31, 1999, we held $7.0 million in cash and cash equivalents and had $24.8 million in availability under our credit facility. We have four pending acquisitions with an aggregate purchase price of $34.8 million. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months. Under our credit facility, we can currently borrow up to $150.0 million, subject to compliance with financial ratios and covenants. We are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same.

     Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $7.2 million and $4.9 million for 1999 and 1998, respectively. The increase of approximately $2.3 million was primarily due to the increase in revenue growth, from $81.4 million to $93.6 million.

     Net cash provided by operating activities was $4.9 million and $1.6 million for 1998 and 1997, respectively. The increase of approximately $3.3 million from 1997 to 1998 was primarily a result of an increase in revenues, from $73.7 million to $81.4 million.

     Net cash provided by operating activities was $1.6 million and $5.3 million for 1997 and 1996, respectively. The decrease of approximately $3.7 million from 1996 to 1997 was primarily a result of an increase in program rights paid from $2.8 million in 1996 to $6.3 million in 1997.

     Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $2.8 million and $12.5 million for 1999 and 1998, respectively. The decrease of $9.7 million was primarily due to the acquisitions and dispositions in 1998, the proceeds from the sale of property in 1998 and the release of restricted cash in 1998. In 1999, cash used in investing activities primarily consisted of expenditures for property and equipment; however, there were no acquisitions or dispositions in 1999.

     Net cash used in investing activities was $12.5 million for 1998 compared with net cash provided by investing activities of $18.9 million for 1997. The increase of $31.4 million of net cash used was primarily a result of the use of approximately $19 million for the acquisitions of WJBX-FM, WJST-FM and WTMR-AM in 1998, partially offset by the net proceeds of $5.2 million from the sale of KAAY-AM and WEWO-AM in 1998. In 1997, we used $77.7 million of cash to acquire six stations, which was offset by the proceeds of $103.5 million from the sale of WDAS-AM/FM, WEGX-FM, WDSC-AM and WTSB-AM.

     Net cash provided by investing activities was $18.9 million for 1997 compared with net cash used in investing activities of $66.3 million for 1996. The increase of $85.2 million of net cash provided by investing activities was a result of the sale of WDAS-AM/FM, WEGX-FM and WDSC-AM for $103.5 million, offset by the acquisition of six stations for $77.7 million in 1997. In 1996, we used $79.6 million of cash to acquire six stations in 1996, which was offset by the proceeds of $20.7 million from the sale of one station in 1996.

     Net Cash Provided by (Used in) by Financing Activities. Net cash used in financing activities was $2.2 million for 1999 and net cash provided by financing activities was $4.7 million for 1998. This increase of net cash used in financing activities of $6.9 million was primarily due to the refinancing of the revolving credit loan in 1998 which was offset by loan fees associated with the refinancing in 1998 and higher capital contributions and decreased stockholder distributions in 1999.

     Net cash provided by financing activities was $4.7 million for the year ended 1998 compared to net cash used in financing activities of $17.1 million for 1997. The increase of net cash provided of $21.8 million from 1997 to 1998 was primarily a result of lower stockholder distributions of $6.0 million, offset by cash from additional borrowings during 1998. In 1997, we had stockholder distributions of $20.7 million that were not offset by additional borrowings.

     Net cash used in financing activities was $17.1 million for the year ended 1997 compared to net cash provided by financing activities of $63.2 million for 1996. The increase of cash used of $80.3 million from 1996 to 1997 was partially attributable to stockholder distributions of $20.6 million made in 1997 versus $11.6 million in 1996. The like-kind exchange of WJHM-FM for WKIS-FM in 1996 also generated $18.1 million in capital contributions compared to a capital contribution of $2.7 million generated from the like kind exchange of WEGX-FM/WDSC-AM in 1997.

     Credit Facility. On August 11, 1999, we entered into an amendment to our credit agreement with the Bank of Montreal, Chicago Branch, as agent, and with our syndicate of commercial lenders. The amendment to our credit agreement provides for a maximum revolving loan and letter of credit commitment of $150.0 million.

     At December 31, 1999, the scheduled reductions of the revised maximum commitment of the credit facility for the next five years and thereafter are as follows:

2000........................................................  $  7,500,000
2001........................................................    15,000,000
2002........................................................    15,000,000
2003........................................................    18,750,000
2004........................................................    22,500,000
Thereafter..................................................    71,250,000
                                                              ------------
          Total.............................................  $150,000,000
                                                              ============

     On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our credit facility. We are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same.

     As of December 31, 1999, we would have had an outstanding balance under our credit facility of approximately $104.3 million and availability under our credit facility of $45.7 million for future acquisitions and other corporate purposes. These amounts are after giving effect to:

     - the Atlanta acquisitions;

     - the pending acquisitions in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta;

     - the repayment of all indebtedness we owe to Mr. Beasley and affiliated companies and the repayment of all indebtedness affiliates owe to us; and

     - the application of a portion of the net proceeds from the offering to reduce borrowings outstanding under our credit facility.

     At December 31, 1999, the weighted average annual interest rate applicable to our credit facility was approximately 8.625%. The credit facility expires on December 31, 2006.

     We must pay to Bank of Montreal, Chicago Branch, as agent, on a quarterly basis, an unused commitment fee. The commitment fee is a maximum of 0.5% multiplied by the average of the daily excess of the maximum revolving loan and letter of credit commitment, currently $150.0 million, over the outstanding principal balance and letter of credit usage for the preceding quarter. For the year ended December 31, 1999, our unused commitment fee was approximately $96,000.

     The current credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

     - incur additional indebtedness and liens;

     - enter into certain investments or joint ventures;

     - consolidate, merge or effect asset sales;

     - make overhead expenditures;

     - enter sale and lease-back transactions;

     - sell or discount accounts receivable;

     - enter into transactions with affiliates or stockholders;

     - sell, assign, pledge, encumber or dispose of capital stock; or

     - change the nature of our business.

     We are also required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for minimum interest coverage, minimum fixed charges and maximum total debt. These financial covenants include:

     - Minimum Interest Coverage Test. Our operating cash flow for any four consecutive quarters must be at least twice the amount of our cash interest expense.

     - Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must be at least 1.10 times our fixed charges.

     - Maximum Total Debt Test. For the period through June 30, 2000, our total debt as of the last day of a fiscal quarter must not exceed 5.75 times our operating cash flow for the four quarter period ending on that day. For the period of July 1, 2000 through December 31, 2001, the required maximum ratio is 5.5 times. For each twelve-month period after December 31, 2001, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2005, the maximum ratio is 3.5 times.

     Pending Acquisitions. The total cash required to fund our pending acquisitions in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta is expected to be approximately $24.8 million. The consummation of the pending transactions is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions are customary for transactions of this type, these conditions may not be satisfied. For example, a petition to deny the assignment application for the pending acquisitions in Augusta was filed with the FCC on November 5, 1999. Additionally, a lawsuit has been filed seeking to enjoin the consummation of the transaction and other equitable relief. Although the FCC approved the proposed assignment on February 23, 2000, we do not know when this acquisition will close.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, certain computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     As of March 20, 2000, we have experienced no material problems as a result of the year 2000 issue. We do not anticipate experiencing any latent material problems. Costs to ensure that our systems are year 2000 compliant have not been, and are not expected to be, over the course of the current year, material.

RECENT PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. We do not anticipate that the adoption of SFAS No. 133 will have a material impact on our earnings or financial position upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 1999, $124.7 million was outstanding under our credit facility. On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our credit facility. We are currently negotiation an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

     To manage interest rate risk associated with our credit agreement, we have entered into several interest rate collar and swap agreements.

     An interest rate collar is the combined purchase and sale of an interest rate cap and an interest rate floor so as to keep interest rate exposure within a defined range. We have purchased one interest rate collar. Under this agreement, our base LIBOR cannot exceed 7.0% and our base LIBOR cannot fall below 5.17%.

     An interest rate swap is a combined series of forward rate agreements calling for exchange of interest payments on a number of specified future dates. We have purchased three interest rate swaps. Under these agreements, we pay a fixed rate of 5.52%, 5.82% and 5.685%, respectively, on the notional amount, and the other party pays to us a variable amount rate equal to the three-month LIBOR on a quarterly basis.

     Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The notional amount upon maturity of these collars and swaps is approximately $50 million.

     Our collar and swap agreements are summarized in the following chart:

                                                                                   ESTIMATED
                               NOTIONAL                             EXPIRATION       FAIR
         AGREEMENT              AMOUNT      FLOOR   CAP   SWAP         DATE          VALUE
         ---------            -----------   -----   ---   -----   --------------   ---------
Interest rate collar........  $10,000,000   5.17%    7%      --         May 2000    $    --
Interest rate swap..........   10,000,000     --    --     5.52%        May 2001     40,000
Interest rate swap..........   10,000,000     --    --     5.82%  September 2001      1,000
Interest rate swap..........   20,000,000     --    --    5.685%        May 2002     60,000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                     INDEX TO COMBINED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
COMBINED FINANCIAL STATEMENTS
Independent Auditors' Report................................   33
Combined Balance Sheets as of December 31, 1998 and 1999....   34
Combined Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................   35
Combined Statements of Stockholders' Equity for the Years
  Ended December 31, 1997, 1998 and 1999....................   36
Combined Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................   37
Notes to Combined Financial Statements......................   38
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................   52

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Beasley FM Acquisition Corp.
and Related Companies:

     We have audited the accompanying combined balance sheets of Beasley FM Acquisition Corp. and Related Companies as of December 31, 1998 and 1999, and the related combined statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the combined financial statements, we have also audited the accompanying financial statement schedule as listed in the accompanying index. These combined financial statements and the accompanying financial statement schedule are the responsibility of the management of Beasley FM Acquisition Corp. and Related Companies. Our responsibility is to express an opinion on these combined financial statements and the accompanying financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Beasley FM Acquisition Corp. and Related Companies as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida
February 11, 2000

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS

                                                            DECEMBER 31,            PRO FORMA
                                                     ---------------------------   DECEMBER 31,
                                                         1998           1999           1999
                                                     ------------   ------------   ------------
                                                                                   (UNAUDITED)

                       ASSETS
Current assets:
  Cash and cash equivalents........................  $  4,759,598   $  7,002,669   $  4,002,669
  Accounts receivable, less allowance for doubtful
     accounts of $589,352 in 1998 and $560,282 in
     1999..........................................    16,452,751     19,915,098     19,915,098
  Trade sales receivable...........................     1,744,225        735,607        735,607
  Other receivables................................       894,319        676,478        676,478
  Prepaid expenses and other.......................     1,292,333      1,918,223      1,918,223
  Deferred tax asset...............................            --             --      4,080,000
                                                     ------------   ------------   ------------
       Total current assets........................    25,143,226     30,248,075     31,328,075
Property and equipment, net........................    16,504,051     15,773,175     15,773,175
Notes receivable from related parties..............       556,796        556,796        556,796
Intangibles, net...................................   151,048,465    137,287,291    145,617,380
Other assets.......................................     1,520,515      1,995,819      1,995,819
                                                     ------------   ------------   ------------
Total assets.......................................  $194,773,053   $185,861,156   $195,271,245
                                                     ============   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt...........  $    161,048   $    166,319   $    166,319
  Notes payable to related parties.................    10,303,427     10,447,454     10,447,454
  Accounts payable.................................     6,291,719      5,027,145      5,027,145
  Accrued expenses.................................     7,474,126      9,213,133      9,213,133
  Trade sales payable..............................     1,378,116        970,108        970,108
                                                     ------------   ------------   ------------
       Total current liabilities...................    25,608,436     25,824,159     25,824,159
Long-term debt, less current installments..........   125,847,961    125,680,696    125,680,696
Long-term debt to related parties..................    37,275,622     37,275,622     37,275,622
Deferred tax liability.............................            --             --     28,564,000
                                                     ------------   ------------   ------------
       Total liabilities...........................   188,732,019    188,780,477    217,344,477
                                                     ------------   ------------   ------------
Commitments and contingencies (note 8)
  Common stock.....................................     4,530,352      4,530,352      4,530,352
Additional paid-in capital.........................    32,010,375     34,774,928    (17,197,007)
Accumulated deficit................................   (21,827,398)   (32,818,024)            --
Treasury stock.....................................      (548,600)      (548,600)      (548,600)
                                                     ------------   ------------   ------------
Stockholders' equity (deficit).....................    14,164,729      5,938,656    (13,215,255)
Notes receivable from stockholders.................    (8,123,695)    (8,857,977)    (8,857,977)
                                                     ------------   ------------   ------------
Net stockholders' equity (deficit).................     6,041,034     (2,919,321)   (22,073,232)
                                                     ------------   ------------   ------------
Total liabilities and stockholders' equity
  (deficit)........................................  $194,773,053   $185,861,156   $195,271,245
                                                     ============   ============   ============

See accompanying notes to combined financial statements

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1998           1999
                                                     ------------   ------------   ------------
Net revenues.......................................  $ 73,703,506   $ 81,433,406   $ 93,621,404
                                                     ------------   ------------   ------------
Costs and expenses:
     Program and production........................    22,760,517     25,116,151     27,176,460
     Sales and advertising.........................    19,526,240     23,110,566     25,040,086
     Station general and administrative............    12,959,606     13,464,792     14,443,785
     Corporate general and administrative..........     2,055,211      2,498,411      2,764,216
     Equity appreciation rights....................            --             --        606,407
     Depreciation and amortization.................    14,173,650     16,096,653     16,410,321
     Impairment loss on long-lived assets..........     4,124,249             --             --
                                                     ------------   ------------   ------------
          Total costs and expenses.................    75,599,473     80,286,573     86,441,275
                                                     ------------   ------------   ------------
Operating income (loss)............................    (1,895,967)     1,146,833      7,180,129
Other income (expense):
     Interest expense..............................   (13,605,937)   (13,601,867)   (14,008,312)
     Other non-operating expenses..................    (2,003,745)    (1,580,554)      (107,154)
     Interest income...............................       887,904        817,567        883,704
     Other non-operating income....................        93,191        348,890             --
     Gain on sale of radio stations................    82,067,223      4,028,013             --
     Minority interest.............................     1,076,689        253,993             --
                                                     ------------   ------------   ------------
Net income (loss)..................................  $ 66,619,358   $ (8,587,125)  $ (6,051,633)
                                                     ============   ============   ============
Pro forma income tax expense (benefit)
  (unaudited)......................................  $ 25,795,000   $ (3,250,000)  $ (2,204,000)
                                                     ============   ============   ============
Pro forma net income (loss) (unaudited)............  $ 40,824,358   $ (5,337,125)  $ (3,847,633)
                                                     ============   ============   ============
Pro forma basic and diluted net income (loss) per
  share (unaudited)................................  $       2.34   $      (0.31)  $      (0.22)
                                                     ============   ============   ============
Pro forma basic and diluted common shares
  outstanding (unaudited)..........................    17,423,441     17,423,441     17,423,441

See accompanying notes to combined financial statements

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES
             COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         NOTES            NET
                                                                       RECEIVABLE    STOCKHOLDERS'
                                                      STOCKHOLDERS'       FROM          EQUITY
                                                         EQUITY       STOCKHOLDERS     (DEFICIT)
                                                      -------------   ------------   -------------
Balances at December 31, 1996.......................  $(21,021,539)   $(4,680,256)   $(25,701,795)
Net income..........................................    66,619,358             --      66,619,358
Capital contributions...............................     2,764,553             --       2,764,553
Stockholders distributions..........................   (20,684,193)            --     (20,684,193)
Loans to stockholders...............................            --     (3,419,335)     (3,419,335)
                                                      ------------    -----------    ------------
Balances at December 31, 1997.......................    27,678,179     (8,099,591)     19,578,588
Net loss............................................    (8,587,125)            --      (8,587,125)
Capital contributions...............................     1,582,211             --       1,582,211
Stockholders distributions..........................    (5,959,936)            --      (5,959,936)
Purchase of common stock............................      (548,600)            --        (548,600)
Loans to stockholders...............................            --     (1,206,446)     (1,206,446)
Payments of notes receivable from stockholders......            --      1,182,342       1,182,342
                                                      ------------    -----------    ------------
Balances at December 31, 1998.......................    14,164,729     (8,123,695)      6,041,034
Net loss............................................    (6,051,633)            --      (6,051,633)
Capital contributions...............................     2,764,553             --       2,764,553
Stockholders distributions..........................    (4,938,993)            --      (4,938,993)
Loans to stockholders...............................            --       (734,282)       (734,282)
                                                      ------------    -----------    ------------
Balances at December 31, 1999.......................  $  5,938,656    $(8,857,977)   $ (2,919,321)
                                                      ============    ===========    ============

See accompanying notes to combined financial statements

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1997            1998           1999
                                                         -------------   -------------   -----------
Cash flows from operating activities:
    Net income (loss)..................................  $  66,619,358   $  (8,587,125)  $(6,051,633)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization.................     14,173,650      16,096,653    16,410,321
         Loss on sale of equipment.....................             --              --       107,154
         Gain on sale of radio stations................    (82,067,223)     (4,028,013)           --
         Impairment loss on long-lived assets..........      4,124,249              --            --
         Minority interest.............................     (1,076,689)       (253,993)           --
         Change in assets and liabilities net of
           effects of acquisitions and dispositions of
           radio stations:
              Increase in receivables..................     (2,230,690)       (782,146)   (2,235,888)
              Increase prepaid expense and other.......       (600,293)       (476,296)     (625,890)
              Increase in intangibles..................       (100,000)       (267,331)           --
              Increase in other assets.................       (233,426)       (506,431)     (475,304)
              Increase in payables and accrued
                expenses...............................      2,977,086       3,725,220        66,425
                                                         -------------   -------------   -----------
         Net cash provided by operating activities.....      1,586,022       4,920,538     7,195,185
                                                         -------------   -------------   -----------
Cash flows from investing activities:
    Capital expenditures for property and equipment....     (2,307,214)     (1,586,933)   (2,025,425)
    Proceeds from sale of property and equipment.......             --       1,700,000            --
    Proceeds from sale of radio stations...............    103,525,000       5,150,000            --
    Payments for purchase of radio stations............    (77,677,895)    (19,000,000)           --
    (Increase) decrease in restricted cash.............     (1,250,000)      1,250,000            --
    Loans to related parties...........................             --         (16,325)           --
    Loans to stockholders..............................     (3,419,335)     (1,206,446)     (734,282)
    Payments from stockholders.........................             --       1,182,342            --
                                                         -------------   -------------   -----------
         Net cash provided by (used in) investing
           activities..................................     18,870,556     (12,527,362)   (2,759,707)
                                                         -------------   -------------   -----------
Cash flows from financing activities:
    Proceeds from issuance of indebtedness.............      1,068,900     135,040,061            --
    Proceeds from issuance of related party notes......      3,390,920         663,538       144,027
    Principal payments on indebtedness.................     (3,578,525)   (124,463,715)     (161,994)
    Payments of loan fees..............................        (13,428)     (1,625,000)           --
    Capital contributions..............................      2,764,553       1,582,211     2,764,553
    Stockholders distributions.........................    (20,684,193)     (5,959,936)   (4,938,993)
    Purchase of common stock...........................             --        (548,600)           --
                                                         -------------   -------------   -----------
         Net cash provided by (used in) financing
           activities..................................    (17,051,773)      4,688,559    (2,192,407)
                                                         -------------   -------------   -----------
Net increase (decrease) in cash and cash equivalents...      3,404,805      (2,918,265)    2,243,071
Cash and cash equivalents at beginning of year.........      4,273,058       7,677,863     4,759,598
                                                         -------------   -------------   -----------
Cash and cash equivalents at end of year...............  $   7,677,863   $   4,759,598   $ 7,002,669
                                                         =============   =============   ===========
Cash paid for interest.................................  $  13,034,000   $  13,017,000   $12,853,000
                                                         =============   =============   ===========
Cash paid for state taxes..............................  $      18,000   $      22,000   $    25,000
                                                         =============   =============   ===========
Supplemental disclosure of non-cash investing and
  financing activities:
    Note receivable taken in conjunction with the sale
       of a radio station..............................  $      50,000   $          --   $        --
                                                         =============   =============   ===========
    Financed purchases of property and equipment.......  $          --   $      35,649   $        --
                                                         =============   =============   ===========

See accompanying notes to combined financial statements

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND CORPORATE REORGANIZATION

     Beasley FM Acquisition Corp. and related companies (the "Company") consists of subchapter S corporations and partnerships related to one another through common ownership and control. The Company operates 28 radio stations with its primary source of revenue generated from the sale of advertising time to local and national spot advertisers and national network advertisers. All significant inter-company balances and transactions have been eliminated in presenting the Company's combined financial statements.

     The number of shares authorized, issued and outstanding for Beasley FM Acquisition Corp. and Related Companies for all periods is as follows:

                                                                COMMON
                                                                 STOCK
                                                              OUTSTANDING
                                                              -----------
Beasley FM Acquisition Corp. common stock, no par value;
  authorized 1,000 shares; issued and outstanding 1,000
  shares....................................................  $4,464,099
Beasley Broadcasting of Eastern North Carolina, Inc. common
  stock, $1 par value; authorized 100,000 shares; issued and
  outstanding 50,000 shares.................................      50,000
CSRA Broadcasters, Inc. common stock, $100 par value;
  authorized 600 shares; issued and outstanding 100
  shares....................................................      10,000
W&B Media, Inc. common stock, $1 par value; authorized
  100,000 shares; issued and outstanding 2,223 shares.......       2,223
Beasley Broadcasting of Arkansas, Inc. common stock, $1 par
  value; authorized 10,000 shares; issued and outstanding
  1,000 shares..............................................       1,000
Beasley Broadcasting of Eastern Pennsylvania, Inc. common
  stock, $1 par value; authorized 10,000 shares; issued and
  outstanding 1,000 shares..................................       1,000
Beasley Broadcasting of Southwest Florida, Inc. common
  stock, $1 par value; authorized 10,000 shares; issued and
  outstanding 1,000 shares..................................       1,000
Beasley Radio, Inc. common stock, $1 par value; authorized
  10,000 shares; issued and outstanding 1,000 shares........       1,000
Beasley Broadcasting of Coastal Carolina, Inc. common stock,
  $.01 par value; authorized 1,000 shares issued and
  outstanding 1,000 shares..................................          10
Beasley Broadcasting of Augusta, Inc. common stock, $.01 par value; authorized 1,000 shares; issued and outstanding
  1,000 shares..............................................          10
Beasley Communications, Inc. common stock, $.01 par value;
  authorized 1,000 shares; issued and outstanding 1,000
  shares....................................................          10
                                                              ----------
                                                              $4,530,352
                                                              ==========

     The Company completed an initial public offering of common stock on February 11, 2000. Immediately prior to the initial public offering, pursuant to a corporate reorganization (the "Reorganization"), stockholders of the various S corporations and George G. Beasley as limited partner in the various license limited partnerships contributed their interests in those entities to Beasley Broadcast Group, Inc., a newly formed holding company, in exchange for common stock. Immediately after these transactions, Beasley Broadcast Group, Inc. contributed the capital stock and partnership interests acquired to Beasley Mezzanine Holdings, LLC and Beasley Mezzanine Holdings, LLC become a wholly-owned subsidiary of Beasley Broadcast Group, Inc. All S corporation elections were terminated and the resulting entities became C corporations. The reorganization and contribution of capital stock and partnership interests was accounted for in a manner similar to a pooling

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES of interests as to the majority owners, and as an acquisition of minority interest using the purchase method of accounting.

     The Company has two classes of common stock and one or more series of preferred stock. In addition, the Company adopted an equity participation plan providing various stock based compensation awards. Class B common shares are held by majority stockholders of the S corporations. Class A common shares were issued in the initial public offering including shares to current minority-interest stockholders. No shares of preferred stock were issued in the offering. The only difference between the Class A and Class B common stock is that Class A is entitled to one vote per share and Class B is entitled to ten votes per share. Class B is convertible into Class A shares on a one for one share basis under certain circumstances.

(b) PRO FORMA INFORMATION

     The pro forma balance sheet as of December 31, 1999 reflects the capital structure of the Company immediately prior to the effectiveness of the initial public offering. Common stock represents Class A and Class B common shares. It reflects the establishment of deferred tax assets and liabilities upon conversion from a subchapter S to a subchapter C corporation which will result in a charge to operations at the time of effectiveness (see note 11), distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group prior to the Reorganization, the distribution of untaxed retained income and subsequent recontribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting as follows:

Net stockholders' deficit -- actual.........................  $ (2,919,321)
Deferred tax assets and liabilities.........................   (24,484,000)
Fair value adjustment to minority interests.................     8,330,089
Distributions to stockholders...............................    (3,000,000)
                                                              ------------
Net stockholders' deficit -- pro-forma......................  $(22,073,232)
                                                              ============

     The pro forma balance sheet does not include any proceeds from the initial public offering. Pro forma earnings per share, for all periods presented, is based on the number of common shares issued immediately prior to the effectiveness of the initial public offering.

     For all periods presented, the unaudited pro forma income tax information included on the face of the statements of operations and in note 11 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and state income taxes for the years ended December 31, 1997, 1998 and 1999.

(c) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand deposits and short-term investments with an original maturity of three months or less.

(d) RESTRICTED CASH

     Restricted cash represents cash held in escrow pending the outcome of binding arbitration relating to a dispute over the purchase price of radio station WWDB-FM. The dispute was resolved in 1998 and these funds were released to the seller.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

(e) PROGRAM RIGHTS

     The total fixed cost of the contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports contracts is expensed on a straight-line basis in the quarters in which the programs are broadcast. Other payments are expensed when additional contract elements, such as post-season games, are paid for and broadcast.

(f) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(g) INTANGIBLES

     Intangibles consist primarily of FCC broadcasting licenses, goodwill, advertising base, loan fees, noncompete agreements, and other intangibles which are amortized straight-line over their estimated useful lives.

(h) IMPAIRMENT

     The Company assesses the recoverability of intangibles and other long-lived assets on an ongoing basis based on estimates of related future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate is less than net book value, the net book value is reduced to the estimated fair value. The Company also evaluates the amortization and depreciation periods of intangibles and other long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives.

(i) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate cap, collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on the revolving credit loan. Interest differentials are recorded as adjustments to interest expense in the period they occur.

(j) REVENUE RECOGNITION

     Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions.

(k) BARTER TRANSACTIONS

     Trade sales are recorded at the fair value of the products or services received. For the years ended December 31, 1997, 1998 and 1999, trade sales were approximately $3,488,000, $4,018,000 and $4,449,000, respectively. For the years ended December 31, 1997, 1998 and 1999, trade expenses were approximately $2,643,000, $3,481,000 and $5,002,000, respectively.

(l) INCOME TAXES

     The Company has elected to be treated as a subchapter S Corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of the Company are individually responsible for reporting their share of taxable income or loss. Accordingly, no provision for federal or certain state income taxes has been reflected in the accompanying combined financial statements. The Company converted to a regular C Corporation and became subject to Federal and state corporate income taxes in conjunction with its initial public offering.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

(m) SEGMENT REPORTING

     As of December 31, 1999 the Company operates two reportable segments comprised of 28 separate radio stations in the eastern United States. The reportable segments are in the radio broadcasting industry, providing a similar product to similar customers. Net revenues, consisting primarily of national and local advertising, are derived from external sources. The Company does not rely on any major customer as a source of net revenue. The Company identifies its reportable segments based on the operating management responsibility for the segment. The chief operating decision maker uses net revenues and broadcast cash flow as measures of profitability to assess segment profit or loss and to allocate resources between the two segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

(n) DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $9,500 in 1997 and $10,000 in 1998 and 1999. There are no employer matching contributions.

(o) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 137 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of SFAS 133; however, management does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's earnings or financial position upon adoption.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

(2) PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is comprised of the following:

                                                        DECEMBER 31,            ESTIMATED
                                                 ---------------------------   USEFUL LIVES
                                                     1998           1999         (YEARS)
                                                 ------------   ------------   ------------
Land, buildings and improvements...............  $  4,319,379   $  4,369,458       31.5
Broadcast equipment............................    19,551,560     20,438,606          5
Transportation equipment.......................       814,127        876,987          5
Office equipment and other.....................     4,109,181      4,329,267        5-7
Construction in progress.......................        18,439        800,778         --
                                                 ------------   ------------       ----
                                                   28,912,686     30,815,096
Less accumulated depreciation..................   (12,408,635)   (15,041,921)
                                                 ------------   ------------
                                                 $ 16,504,051   $ 15,773,175
                                                 ============   ============

     In 1997, property and equipment includes certain land, a building, and building improvements with a net book value of $5,824,249 associated with the Company's former ownership of a radio station in Los Angeles, California. This property was leased under an operating lease agreement until it was sold for $1,700,000 on April 20, 1998. The Company recognized an impairment loss of $4,124,249 on this property for the year ended December 31, 1997.

(3) INTANGIBLES

     Intangibles, at cost, is comprised of the following:

                                              DECEMBER 31,             ESTIMATED
                                      ----------------------------    USEFUL LIVES
                                          1998            1999          (YEARS)
                                      ------------    ------------    ------------
FCC broadcasting licenses...........  $157,700,379    $157,700,379       10-15
Goodwill............................    16,763,990      16,763,990          15
Advertising base....................     4,139,251       4,139,251           5
Loan fees...........................     2,975,681       2,975,681           7
Noncompete agreements...............     1,120,000       1,120,000         2-8
Other intangibles...................     5,666,932       5,666,932        5-15
                                      ------------    ------------       -----
                                       188,366,233     188,366,233
Less accumulated amortization.......   (37,317,768)    (51,078,942)
                                      ------------    ------------
                                      $151,048,465    $137,287,291
                                      ============    ============

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

(4) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1998           1999
                                                           ------------   ------------
Revolving credit loan, see below for terms of note
  agreement..............................................  $124,680,420   $124,680,420
Note payable to Georgia Bank and Trust, payable in
  monthly payments of $3,500, including interest at 8.5%
  per annum, maturing on December 5, 2002................       369,911        358,930
Note payable to Aiken Radio, Inc., payable in monthly
  payments ranging from $4,167 to $7,844, including
  interest at 10% per annum, maturing in June 2003.......       317,568        262,627
Note payable to G.R.R. Marketing, Inc., payable in
  monthly payments of $5,592, including interest at prime
  plus 1% per annum (9.5% at December 31, 1999), maturing
  in February, 2005......................................       318,788        281,677
Note payable to Columbia County Broadcasters, Inc.,
  payable in quarterly payments of $7,062, including
  interest at 8% per annum, maturing on December 15,
  2002...................................................        95,192         73,665
Note payable to SunTrust Bank, payable in monthly
  payments of $893, including interest at 8.68% per
  annum, maturing on March 15, 2002......................        83,469         79,853
Note payable to Georgia Bank and Trust, payable in
  monthly payments of $1,134, including interest at 9.25%
  per annum, maturing on December 22, 2001...............        35,044         24,227
Note payable to Myer Feldman, payable in monthly payments
  of $527, including interest at 12% per annum, maturing
  on April 1, 2013.......................................        43,245         42,155
Note payable to Pontiac Master-GMC Truck, payable in
  monthly payments of $565, including interest at 3.9%
  per annum, maturing on November 15, 1999...............         6,091             --
Note payable to Georgia Bank and Trust, payable in
  monthly payments of $648, including interest at 8% per
  annum, maturing on January 25,2002.....................        21,269         14,964
Capital lease obligations, payable in monthly payments
  ranging from $399 to $532, including interest ranging
  from 8% to 20% per annum, maturing on various dates
  through April 27, 2003. The leases are secured by the
  leased property........................................        38,012         28,497
                                                           ------------   ------------
                                                            126,009,009    125,847,015
Less current installments of long-term debt..............      (161,048)      (166,319)
                                                           ------------   ------------
Long-term debt, less current installments................  $125,847,961   $125,680,696
                                                           ============   ============

     As of December 31, 1999, the maximum commitment under the revolving credit loan is $150 million. The loan bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 1998 and December 31, 1999, the revolving credit loan carried interest at an average rate of 7.47% and 7.95% respectively. Interest is generally payable monthly. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES revolving credit loan. The Company has entered into interest rate hedge agreements as discussed in note 9. The loan agreement includes restrictive covenants and requires the Company to maintain certain financial ratios. The loan is secured by substantially all assets of the Company.

     On February 16, 2000, the Company repaid approximately $58.5 million of the outstanding revolving credit loan balance. In addition, the Company is currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. The first scheduled reduction of the maximum amount is not expected to be before 2001 therefore no current installments of long-term debt related to the revolving credit loan have been reported in the accompanying combined balance sheet. Other terms of the revolving credit loan are expected to remain substantially the same.

     On February 16, 2000, all long-term debt, except the revolving credit loan and capital lease obligations, was repaid in full. As of December 31, 1999, scheduled payments of the capital lease obligations are as follows: $7,713 in 2000, $8,352 in 2001, $9,045 in 2002 and $3,387 in 2003.

(5) LONG-TERM DEBT TO RELATED PARTIES

     Long-term debt to related parties consists of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1998           1999
                                                           -----------    -----------
7.67% notes payable to affiliate Beasley Broadcasting of
  Philadelphia, Inc., interest-only payments are due
  annually, principal and any unpaid interest due August
  11, 2004...............................................  $25,699,530    $25,699,530
7.67% notes payable to affiliate Beasley-Reed
  Broadcasting of Miami, Inc., interest-only payments are
  due annually, principal and any unpaid interest due
  August 11, 2004........................................   11,576,092     11,576,092
                                                           -----------    -----------
                                                           $37,275,622    $37,275,622
                                                           ===========    ===========

     For each of the years ended December 31, 1997, 1998 and 1999, interest expense on long-term debt to related parties was approximately $2,859,000. On February 16, 2000, all long-term debt to related parties was repaid in full.

(6) ACQUISITIONS AND DISPOSITIONS

     Station acquisitions, including tax-deferred exchange were accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. These FCC broadcasting licenses are being amortized over 15 years using the straight-line basis. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 15 years using the straight-line basis. No liabilities were assumed by the Company as a result of these acquisitions. Operations of acquired stations have been included in the combined results of the Company since the acquisition date of each such station.

(a) 1999 ACQUISITIONS AND DISPOSITIONS

     There were no acquisitions or dispositions during 1999.

(b) 1998 ACQUISITIONS AND DISPOSITIONS

     - On February 11, 1998, BFMA acquired the assets of WJBX-FM for approximately $6,000,000.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

     - On February 11, 1998, BRI acquired the assets of WJST-FM for approximately $5,000,000.

     - On December 1, 1998, BBA acquired the assets of WTMR-AM for approximately $8,000,000.

     - BBA sold substantially all of the assets of KAAY-AM to Citadel Broadcasting Company on November 17, 1998. Net proceeds from the sale were approximately $5,000,000, which resulted in a gain of approximately $4,356,000.

     - BFMA sold substantially all of the assets of WEWO-AM to Service Media, Inc. on August 1, 1998. Net proceeds from the sale were approximately $150,000, which resulted in a loss of approximately $328,000.

     For tax purposes, the sale of KAAY-AM and the acquisition of WTMR-AM were treated as a tax-deferred exchange under Section 1031 of the Internal Revenue Code to a substantial extent.

     For tax purposes, the sale of WEGX-FM and WDSC-AM and the acquisition of WJBX-FM were treated as a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

(c) 1997 ACQUISITIONS AND DISPOSITIONS

     - On January 22, 1997, BCI acquired the assets of WCHZ-FM for approximately $1,200,000. BCI had operated this station under an LMA since December 9, 1996.

     - On January 31, 1997, BFMA acquired the assets of WFLB-AM (subsequently changed to WAZZ-AM) for approximately $228,000.

     - On May 19, 1997, BFMA acquired the assets of WZFX-FM for approximately $11,500,000.

     - On May 9, 1997, BFMA acquired the assets of WWDB-FM for approximately $63,250,000.

     - On July 29, 1997, BFMA acquired the assets of WLRD-FM (subsequently changed to WUKS-FM) and WYRU-AM (subsequently changed to WTEL-AM) for $1,500,000.

     - On June 30, 1997, BFMA entered into a time brokerage agreement (TBA) with Root Communications, Ltd. (Root) to operate WEGX-FM and WDSC-AM. BFMA subsequently completed the sale of substantially all assets of WEGX-FM and WDSC-AM to Root on October 7, 1997. Net proceeds from the sale were approximately $3,500,000, which resulted in a gain of approximately $2,232,000.

     - BFMA sold substantially all of the assets of WDAS-AM/FM to Evergreen Media Corporation of Los Angeles on May 1, 1997. Net proceeds from the sale were approximately $100,000,000, which resulted in a gain of approximately $79,831,000.

     - BBENC sold substantially all of the assets of WTSB-AM to Lumberton Christian Radio, Inc. on August 1, 1997. Net proceeds from the sale were approximately $75,000, which resulted in a gain of approximately $5,000.

     For tax purposes, the sale of WDAS-FM and the acquisitions of WZFX-FM, WWDB-FM, WLRD-FM and WYRU-AM were treated as a tax-deferred exchange under
Section 1031 of the Internal Revenue Code to a substantial extent.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

     Acquisitions for the years ended December 31, 1997 and 1998 are summarized as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                      1997           1998
                                                   -----------    -----------
Property and equipment...........................  $ 3,348,028    $ 1,499,641
Other assets.....................................        6,289          2,142
FCC broadcasting licenses........................   72,116,204     17,226,517
Goodwill.........................................    2,207,374        271,700
                                                   -----------    -----------
Payments for purchase of radio stations..........  $77,677,895    $19,000,000
                                                   ===========    ===========

     Dispositions for the years ended December 31, 1997 and 1998 are summarized as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                       1997           1998
                                                   ------------    ----------
Proceeds from sale of stations...................  $103,525,000    $5,150,000
Accounts receivable, net.........................            --        (5,720)
Prepaid expenses and other.......................      (101,844)           --
Property and equipment, net......................    (4,012,539)     (797,915)
Intangibles, net.................................   (17,261,967)     (193,755)
Trade sales, net.................................       (81,427)           --
Selling expenses.................................            --      (124,597)
                                                   ------------    ----------
Gain on sale of radio stations...................  $ 82,067,223    $4,028,013
                                                   ============    ==========

     Under a TBA or LMA the Company operating a station generally receives all broadcast revenues and provides the necessary programming, technical, sales and marketing, and other support. The Company then pays a monthly fee to the owner of the station for the use of the station assets. The broadcast revenues and operating expenses of stations operated by the Company under TBAs and LMAs have been included in the Company's operations since the dates of such agreements.

(e) UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents the results of operations for the years ended December 31, 1997, 1998 and 1999, with pro forma adjustments as if the acquisitions of the stations in 1997, 1998 and 1999, had occurred prior to January 1 in the prior year.

     This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred prior to January 1 in the prior year or of results that may occur in the future.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                                                    YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                              1997            1998            1999
                                          ------------    ------------    ------------
Revenues................................  $ 80,204,000    $ 82,550,000    $ 93,621,000
                                          ------------    ------------    ------------
Costs and expenses:
  Program and production................    24,061,000      25,253,000      27,177,000
  Sales and advertising.................    21,431,000      23,268,000      25,040,000
  General and administrative............    13,980,000      13,628,000      14,444,000
  Corporate general and
     administrative.....................     2,295,000       2,604,000       2,764,000
  Equity appreciation rights............            --              --         606,000
  Depreciation and amortization.........    17,468,000      16,692,000      16,410,000
  Impairment loss on long lived
     assets.............................     4,124,000              --              --
                                          ------------    ------------    ------------
          Total costs and expenses......  $ 83,359,000    $ 81,445,000    $ 86,441,000
                                          ------------    ------------    ------------
  Operating income (loss)...............    (3,155,000)      1,105,000       7,180,000
                                          ------------    ------------    ------------
Other income (expense):
  Interest expense......................   (14,037,000)    (13,649,000)    (14,008,000)
  Other non-operating expenses..........    (2,004,000)     (1,581,000)       (107,000)
  Interest income.......................       888,000         818,000         883,000
  Other non-operating income............        93,000         349,000              --
  Gain on sale of radio stations........    82,067,000       4,028,000              --
  Minority interest.....................     1,077,000         254,000              --
                                          ------------    ------------    ------------
     Net income (loss) before pro forma
       income tax expense (benefit).....  $ 64,929,000    $ (8,676,000)   $ (6,052,000)
                                          ============    ============    ============
Pro forma income tax expense
  (benefit).............................    25,142,000      (3,284,000)     (2,204,000)
                                          ------------    ------------    ------------
          Net income (loss).............    39,787,000      (5,392,000)     (3,848,000)
                                          ============    ============    ============
Pro forma basic and diluted net income
  (loss) per share......................  $       2.28    $      (0.31)   $      (0.22)
                                          ============    ============    ============
Pro forma basic and diluted common
  shares outstanding....................    17,423,441      17,423,441      17,423,441

(f) SUBSEQUENT AND PENDING ACQUISITIONS

     - On January 6, 2000, BFMA acquired the assets of WAEC-AM and WWWE-AM for approximately $10,000,000.

     - In September 1999, the Company entered into an agreement to acquire WRFN-FM and WRDW-AM for approximately $800,000.

     - In December 1999, the Company entered into an agreement to acquire WWNN-AM, WHSR-AM and WSBR-AM for approximately $18,000,000.

     - In December 1999, the Company entered into an agreement to acquire WRCA-AM for approximately $6,000,000.

(7) RELATED PARTY TRANSACTIONS

     The Company has a management agreement with Beasley Broadcasting Management Corp., an affiliate of the Company's principal stockholder, George G. Beasley. For the years ended December 31, 1997, 1998 and 1999, management fee expense under the agreement was approximately $2,055,000, $2,498,000 and

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

$2,764,000, respectively. Management fee expense is reported as corporate general and administrative in the accompanying combined statements of operations.

     The Company leases certain office space from its principal stockholder, George G. Beasley. For the years ended December 3 1, 1997, 1998 and 1999, rental expense paid to Mr. Beasley was approximately $111,000, $77,000 and $96,000, respectively.

     Distributions to stockholders of the S corporations during the years ended December 31, 1997, 1998 and 1999 were $20,684,193, $5,959,936 and $4,938,993, respectively.

     Notes receivable from related parties are due on demand.

     Notes payable to related parties bear interest at 7.67% to 9.25% and are due on demand. For the years ended December 31, 1997, 1998 and 1999, interest expense on notes payable to related parties was approximately $532,000, $666,000 and $642,000, respectively.

     Notes receivable from stockholders bear interest at 9.25% and are due on demand. For the years ended December 31, 1997, 1998 and 1999, interest income on notes receivable from related parties was approximately $551,000, $618,000 and $707,000, respectively.

(8) COMMITMENTS AND CONTINGENCIES

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. As of December 31, 1999, remaining payments of fees are as follows: $8,500,000 in 2000, $8,844,000 in 2001 and $359,000 in 2002. For the years ended December 31,
1997, 1998 and 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $2,882,000, $3,617,000 and $2,770,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time. The proper accounting treatment for executory contracts such as these is currently the subject of Emerging Issues Task Force 99-14. Depending on the resolution of this issue by the task force, the Company may be required to record a charge reflecting an impairment of these committed contracts. Such a charge could also have a material adverse effect on future results of operations.

     The Company leases facilities under one- to ten-year operating leases and towers under 5 to 40 year operating leases. For the years ended December 31, 1997, 1998 and 1999, lease expense was approximately $1,530,000, $1,503,000 and
$1,815,000, respectively. As of December 31, 1999, future minimum lease payments for the next five years and thereafter are summarized as follows:

2000........................................................  $1,703,000
2001........................................................   1,400,000
2002........................................................     967,000
2003........................................................     860,000
2004........................................................     806,000
Thereafter..................................................   3,361,000
                                                              ----------
     Total..................................................  $9,097,000
                                                              ==========

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

     Employment agreements with two radio station managers contain provisions that allow the station manager to participate in the gain on the sale of the station managed in the event it is sold, and while the station manager is still employed by the Company. In addition, these agreements provide that upon the occurrence of certain liquidity events the station manager will be paid a percentage of the increase in value of the station managed upon completion of the offering. As of December 31, 1999, no amounts have been reported in the combined financial statements. On February 16, 2000, the Company paid approximately $1,200,000 to the station managers as a result of the initial public offering.

     In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(9) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate cap, collar and swap agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. For the years ended December 31, 1997 and 1998, the Company received additional interest of approximately $9,000 and $11,000, respectively. For the year ended December 31, 1999, the Company paid additional interest of approximately $87,000. The amount paid is based on the differential between the specified rate of the swap agreements and the variable interest rate of the revolving credit loan. There was no additional interest paid or received under the cap and collar agreements.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's significant financial instruments and the methods used to estimate their fair values are as follows:

     - Revolving credit loan -- The fair value approximates carrying value due to the interest rate being based on current market rates.

     - Notes payable to affiliates -- It is not practicable to estimate the fair value of notes payable to affiliates due to their related party nature.

     - Non-interest bearing note payable -- The fair value is estimated using the present value of discounted cash flows at rates currently available to the Company for borrowings with similar terms and remaining maturities. The fair value of this note approximates its carrying value due to its short-term maturity.

     - Hedge agreements -- The Company has entered into various agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. These agreements at December 31, 1999 are summarized as follows:

                                                                                        ESTIMATED
                               NOTIONAL                                 EXPIRATION        FAIR
         AGREEMENT              AMOUNT       FLOOR    CAP    SWAP          DATE           VALUE
         ---------            -----------    -----    ---    -----    --------------    ---------
Interest rate collar........  $10,000,000    4.99%     7%       --      January 2000     $    --
Interest rate collar........   10,000,000    5.25%     7%       --      January 2000          --
Interest rate collar........   10,000,000    5.17%     7%       --          May 2000          --
Interest rate swap..........   10,000,000      --     --      5.52%         May 2001      40,000
Interest rate swap..........   10,000,000      --     --      5.82%   September 2001       1,000
Interest rate swap..........   20,000,000      --     --     5.685%         May 2002      60,000

     The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. The Company, however, does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreements is estimated using the difference between the present value of discounted

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES cash flows using the base rate stated in the swap agreement and the present value of discounted cash flows using the LIBOR rate at December 31, 1999. The fair values of the interest rate cap agreement and the interest rate collar agreements are estimated based on the amounts the Company would expect to receive or pay to terminate the agreement.

(11) PRO FORMA INCOME TAXES

     Pro forma income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net income (loss), as follows:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
Expected pro forma tax expense (benefit)..............  $22,651,000   $(2,920,000)  $(2,058,000)
State income taxes, net of federal benefit............    3,078,000      (397,000)     (280,000)
Other.................................................       66,000        67,000       134,000
                                                        -----------   -----------   -----------
                                                        $25,795,000   $(3,250,000)  $(2,204,000)
                                                        ===========   ===========   ===========

     Temporary differences that give rise to the components of pro forma deferred tax assets and liabilities, are as follows:

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1998           1999
                                                     ------------   ------------   ------------
Allowance for doubtful accounts....................  $  2,747,000   $  2,660,000   $  2,623,000
Accrued interest on notes receivable from related
  parties..........................................       994,000      1,222,000      1,457,000
Notes receivable from related parties..............       478,000        478,000        478,000
Property and equipment.............................       531,000             --             --
                                                     ------------   ------------   ------------
  Gross deferred tax assets........................     4,750,000      4,360,000      4,558,000
Intangibles........................................   (30,370,000)   (30,541,000)   (27,929,000)
Property and equipment.............................            --     (1,199,000)    (1,113,000)
                                                     ------------   ------------   ------------
Gross deferred tax liabilities.....................   (30,370,000)    31,740,000    (29,042,000)
                                                     ------------   ------------   ------------
  Net deferred tax liabilities.....................  $(25,620,000)  $(27,380,000)  $(24,484,000)
                                                     ============   ============   ============

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

(12) SEGMENT INFORMATION

     Segment information, in thousands of dollars for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Total assets:
  Radio Group One...........................................  $ 97,282   $ 97,530   $ 97,802
  Radio Group Two...........................................    96,158     97,243     88,059
                                                              --------   --------   --------
         Total..............................................  $193,440   $194,773   $185,861
                                                              ========   ========   ========

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net revenues:
  Radio Group One...........................................  $ 44,755   $ 50,825   $ 59,798
  Radio Group Two...........................................    28,948     30,608     33,823
                                                              --------   --------   --------
         Total..............................................    73,703     81,433     93,621
                                                              --------   --------   --------
Broadcast cash flow:
  Radio Group One...........................................  $  8,924   $ 10,922   $ 18,116
  Radio Group Two...........................................     9,533      8,820      8,845
                                                              --------   --------   --------
         Total..............................................    18,457     19,742     26,961
                                                              --------   --------   --------
Reconciliation to net income (loss):
Corporate general and administrative expenses...............  $ (2,055)  $ (2,498)  $ (2,764)
Depreciation and amortization...............................   (14,173)   (16,097)   (16,410)
Equity appreciation rights..................................        --         --       (606)
Impairment loss on long-lived assets........................    (4,124)        --         --
Interest expense............................................   (13,606)   (13,602)   (14,008)
Other non-operating income (expense)........................        53       (160)       775
Gain (loss) on sale of radio stations.......................    82,067      4,028         --
                                                              --------   --------   --------
Net income (loss)...........................................  $ 66,619   $ (8,587)  $ (6,052)
                                                              ========   ========   ========

     Radio Group One includes radio stations located in Miami-Ft. Lauderdale, Ft. Myers-Naples, Fl, and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Philadelphia, PA, Fayetteville, NC and Augusta, GA.

     Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, depreciation and amortization, equity appreciation rights expenses and impairment loss on long-lived assets.

(13) EQUITY PLAN

     On February 11, 2000, the Company adopted The 2000 Equity Plan (the "Equity Plan"). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Equity Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. Under the Equity Plan, a variety of compensation awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits may be granted to selected officers, employees, consultants and directors. The Equity Plan is administered by a committee of independent directors.

(14) SUBSEQUENT EVENT

     The Company has reached a set of agreements to sell its radio towers and related real estate assets owned by the Company to Beasley Family Towers, Inc.
(BFT) for approximately $5,100,000. No gain or loss is expected to be reported in the combined statements of operations. In conjunction with this sale, the agreements provide for twenty-year leases of the towers from BFT to us.

               BEASLEY FM ACQUISITION CORP. AND RELATED COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                    COLUMN B                                    COLUMN E
                                                   BALANCE AT      COLUMN C       COLUMN D     BALANCE AT
                    COLUMN A                      BEGINNING OF   PROVISION FOR     CHARGE        END OF
                  DESCRIPTION                        PERIOD        BAD DEBTS        OFFS         PERIOD
                  -----------                     ------------   -------------   -----------   ----------
Year ended December 31, 1997:
Allowance for doubtful accounts.................     594,471       1,218,755        721,226    1,092,000
Year ended December 31, 1998:
Allowance for doubtful accounts.................   1,092,000       1,129,211      1,631,859      589,352
Year ended December 31, 1999:
Allowance for doubtful accounts.................     589,352         803,074        832,144      560,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning our directors and executive officers.

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------
George G. Beasley.....................  67    Chairman and Chief Executive Officer
Bruce G. Beasley......................  42    President, Chief Operating Officer and
                                                Director
B. Caroline Beasley...................  37    Vice President, Chief Financial
                                              Officer, Secretary, Treasurer and
                                                Director
Brian E. Beasley......................  40    Vice President of Operations and
                                              Director
Joe B. Cox............................  60    Director
Mark S. Fowler........................  58    Director

     George G. Beasley founded Beasley Broadcast Group in 1961 and has served since inception as our Chairman and Chief Executive Officer. Mr. Beasley served on the North Carolina Association of Broadcasters' Board of Directors for eight years and has served that Association as President and Vice President. Mr. Beasley was awarded the Distinguished Broadcaster of North Carolina Award in 1998. Mr. Beasley has a B.A. and M.A. from Appalachian State University. George
G. Beasley is the father of Bruce G. Beasley, B. Caroline Beasley and Brian E. Beasley.

     Bruce G. Beasley has served as our President and Chief Operating Officer since 1997 and as one of our directors since 1980. He began his career in the broadcasting business with Beasley Broadcast Group in 1975 and since that time has served in various capacities including General Sales Manager of a radio station, General Manager of a radio station and Vice President of Operations of Beasley. Currently, Mr. Beasley oversees the operation of all radio stations. Mr. Beasley serves on the Boards of Directors of the North Carolina Association of Broadcasters and the Radio Advertising Bureau. Mr. Beasley has a B.S. from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of B. Caroline Beasley and Brian E. Beasley.

     B. Caroline Beasley has served as our Vice President, Chief Financial Officer and Secretary since 1994 and as one of our directors since 1983. She joined Beasley Broadcast Group in 1983 and since that time has served in various capacities including Business Manager, Assistant Controller and Corporate Controller. Ms. Beasley is a member of the Broadcast and Cable Financial Management Association. Ms. Beasley has a B.S. from the University of North Carolina at Chapel Hill. Ms. Beasley is the daughter of George G. Beasley and the sister of Bruce G. Beasley and Brian E. Beasley.

     Brian E. Beasley has served as our Vice President of Operations since 1997 and as one of our directors since 1982. He began his career in broadcasting during high school in 1977. He joined Beasley full-time in 1982 as General Manager of the previously-owned cable TV division. In 1985, he became Senior Account Executive to a radio station. Since that time, Mr. Beasley has served as General Manager to three different radio stations and most recently has been named Vice President of Operations. Mr. Beasley has a B.S. from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of Bruce
G. Beasley and B. Caroline Beasley.

     Joe B. Cox has been elected to serve as director of Beasley Broadcast Group. Mr. Cox is a partner at the law firm of Cummings and Lockwood. Mr. Cox has practiced law for 33 years, primarily in the tax, corporate and estate law areas. Mr. Cox is a director of Citizens National Bank.

     Mark S. Fowler has been elected to serve as director of Beasley Broadcast Group. Mr. Fowler currently is counsel at the law firm of Latham & Watkins, where he has been employed since 1987. Mr. Fowler has served as Chairman of UniSite, Inc. since 1994 and Chairman of Assure Sat, Inc. since 1997. Mr. Fowler is also a director of Pac-West Telecomm, Inc. and Talk.com, Inc. Mr. Fowler served as Chairman of the FCC from 1981 until 1987.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors has established an audit committee and a compensation committee.

     Audit Committee. On February 11, 2000, we established an audit committee consisting of Joe B. Cox and Mark S. Fowler. The responsibilities of the audit committee include:

     - recommending to the board of directors independent public accountants to conduct the annual audit of our financial statements;

     - reviewing the proposed scope of the audit and approving the audit fees to be paid;

     - reviewing our accounting and financial controls with the independent public accountants and our financial and accounting staff; and

     - reviewing and approving transactions, other than compensation matters, between us and our directors, officers and affiliates.

     Compensation Committee. On February 11, 2000, we established a compensation committee consisting of Joe B. Cox and Mark S. Fowler. The compensation committee provides a general review of our compensation plans to ensure that they meet corporate objectives. The responsibilities of the compensation committee also include administering and interpreting our 2000 equity plan.

ITEM 11.  EXECUTIVE COMPENSATION

     In fiscal year 1999, all executive officers of Beasley Broadcast Group were compensated by Beasley Broadcasting Management Corp. and received no compensation from Beasley Broadcast Group. The following table provides summary information concerning compensation paid to or earned by our Chief Executive Officer and our other most highly compensated executive officers for services rendered during the year ended December 31, 1999. No stock options or stock appreciation rights were granted to our Chief Executive Officer or the other executive officers listed in the table below for the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL
                                                  COMPENSATION         ALL
                                                 ---------------      OTHER
          NAME AND PRINCIPAL POSITION            YEAR    SALARY    COMPENSATION
          ---------------------------            ----   --------   ------------
George G. Beasley
  Chairman and Chief Executive Officer.........  1999   $434,094     $399,840*
Bruce G. Beasley
  President and Chief Operating Officer........  1999   $300,365           --
B. Caroline Beasley
  Chief Financial Officer......................  1999   $222,599           --
Brian E. Beasley
  Vice President of Operations.................  1999   $266,259           --

---------------
* Amounts attributable to the term portion of split-dollar life insurance policies.

DIRECTOR COMPENSATION

     Directors are not paid any cash fees or additional compensation for services as members of the board of directors or any committee of the board. All directors will be reimbursed any expenses incurred, where appropriate. Independent directors, including our director nominees, will automatically receive grants of options to purchase Class A common stock under our 2000 equity plan.

EMPLOYMENT AGREEMENTS

     George G. Beasley Employment Agreement. We have entered into a three year employment agreement with George G. Beasley pursuant to which he will serve as our Chief Executive Officer and Chairman of our board of directors. Mr. Beasley will receive an annual base salary of $500,000, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of our Class A common stock on February 11, 2000 under our 2000 equity plan at an exercise price equal to the initial public offering price. This option vests over the term of the employment agreement. We could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Beasley's employment is terminated without cause or if he resigns for good reason.

     Bruce G. Beasley Employment Agreement. We have entered into a three year employment agreement with Bruce G. Beasley pursuant to which he will serve as our President and Chief Operating Officer. Mr. Beasley will receive an annual base salary of $325,000, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of our Class A common stock on February 11, 2000 under our 2000 equity plan at an exercise price equal to the initial public offering price. This option vests over the term of the employment agreement. We could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Beasley's employment is terminated without cause or if he resigns for good reason.

     B. Caroline Beasley Employment Agreement. We have entered into a three year employment agreement with B. Caroline Beasley pursuant to which she will serve as our Chief Financial Officer. Ms. Beasley will receive an annual base salary of $275,000, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Ms. Beasley also received an option to purchase 487,500 shares of our Class A common stock under our 2000 equity plan at an exercise price equal to the initial public offering price. This option vests over the term of the employment agreement. We could incur severance obligations under the expected terms of the employment agreement in the event that Ms. Beasley's employment is terminated without cause or if she resigns for good reason. Ms. Beasley also received a $50,000 cash bonus upon the completion of our initial public offering.

     Brian E. Beasley Employment Agreement. We have entered into a three year employment agreement with Brian E. Beasley pursuant to which he will serve as our President of Operations. Mr. Beasley will receive an annual base salary of $300,000 effective upon the completion of the corporate reorganization contemplated by this offering, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of our Class A common stock under our 2000 equity plan at an exercise price equal to the initial public offering price. This option vests over the term of the employment agreement. We could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Beasley's employment is terminated without cause or if he resigns for good reason.

2000 EQUITY PLAN

     On February 11, 2000, we adopted The 2000 Equity Plan of Beasley Broadcast Group. This equity plan is our first plan under which employee stock options have been granted. The principal purpose of the equity plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The equity plan provides for a variety of compensation awards, including non-qualified stock options, incentive stock options that are within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits. A total of 3,000,000 shares of Class A common stock were reserved for issuance under the equity plan, of which 2,500,000 shares were granted on February 11, 2000. These options have an exercise price of $15.50 per share.

     The equity plan provides that a committee of independent directors has the authority to select the employees and consultants to whom awards are to be made, to determine the number of shares to be subject to those awards and their terms and conditions, and to make all other determinations and to take all other actions necessary or advisable for the administration of the equity plan with respect to employees or consultants.

     The equity plan also provides that, each of our independent director nominees will automatically be granted options to purchase 20,000 shares of our Class A common stock upon election to our board of directors. These options will have an exercise price per share equal to the fair market value per share of our Class A common stock as of the date of grant, and will be exercisable with respect to 10,000 shares as of the date of grant and will become exercisable with respect to an additional 5,000 shares on each of the first two anniversaries of the date of grant. The board may make additional option grants to our independent directors from time to time, in its discretion, on such terms as the board determines consistent with the equity plan.

     The committee and the board is authorized to adopt, amend and rescind rules relating to the administration of the equity plan, and to amend, suspend and terminate the equity plan. We have attempted to structure the equity plan in a manner such that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information as of March 20, 2000 regarding the beneficial ownership of our common stock by:

     - each person known by us to beneficially own more than 5% percent of any class of our common stock;

     - each of our directors and our four executive officers; and

     - all of our directors and executive officers as a group.

     Each stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The number of Class B shares owned by George G. Beasley consists of 10,564,413 shares owned individually by him, 3,205,677 shares owned by the George Beasley Grantor Retained Annuity Trust dated November 16, 1999 and 39,835 shares owned by Shirley W. Beasley, Mr. Beasley's spouse. The number of Class B shares owned by Bruce G. Beasley and B. Caroline Beasley each include 356,736 owned individually by each of them and 979,513 shares owned by the George Beasley Estate Reduction Trust dated June 7, 1999 as to which they share voting and dispositive power as trustees. Messrs. Cox and Fowler's ownership includes 10,000 immediately exercisable options to purchase Class A shares. Unless otherwise indicated, the address of the beneficial owner is c/o Beasley Broadcasting Group, Inc., 3033 Riviera Drive, Suite 200, Naples, Florida 34103.

                                                                 COMMON STOCK
                              -----------------------------------------------------------------------------------
                                     CLASS A                    CLASS B              PERCENT OF      PERCENT OF
                              ----------------------   --------------------------       TOTAL           TOTAL
                              NUMBER      PERCENT        NUMBER        PERCENT        ECONOMIC         VOTING
          NAME OF               OF       OF CLASS          OF         OF CLASS        INTEREST          POWER
      BENEFICIAL OWNER        SHARES   POST OFFERING     SHARES     POST OFFERING   POST OFFERING   POST OFFERING
      ----------------        ------   -------------   ----------   -------------   -------------   -------------
George G. Beasley...........     --         --         13,809,925       81.1%           56.8%           77.8%
Bruce G. Beasley............     --         --          1,336,249        7.9             5.5             7.5
B. Caroline Beasley.........     --         --          1,336,249        7.9             5.5             7.5
Brian E. Beasley............     --         --            420,265        2.5             1.7             2.4
Joe B. Cox..................  20,000         *                 --         --              --              --
Mark S. Fowler..............  11,000         *                 --         --              --              --
All directors and executive
  officers as a group.......  31,000         *         15,923,175       93.5%           65.5%           89.7%

------------
* Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS TO AFFILIATES

     From time to time we have incurred indebtedness to related parties and affiliated entities. As of December 31, 1999, our aggregate outstanding indebtedness to all George G. Beasley and his immediate family and affiliated entities owned by them was $51,103,052, including $4,116,428 of accrued and unpaid interest. We used a portion of the net proceeds from our initial public offering to repay all outstanding indebtedness to related parties and affiliated entities.

INDEBTEDNESS FROM AFFILIATES

     From time to time George G. Beasley, members of his immediate family or entities affiliated with them have borrowed funds from us. As of December 31, 1999, the aggregate indebtedness to us was $9,420,093, including $1,175,065 of accrued and unpaid interest. These notes yielded interest at a rate of 9.25% per year, with the exception of two loans totaling approximately $550,000, which were non-interest bearing. The amounts owed to us by affiliates were repaid at the closing of our initial public offering.

DISTRIBUTION TO AFFILIATES

     Distributions to Mr. Beasley and members of his immediate family in their capacity as equity holders in the various entities comprising Beasley Broadcast Group during 1999 were approximately $4.3 million. An additional distribution of approximately $3.0 million was made before our initial public offering to members of the Beasley family for taxes payable by them on the income of the entities comprising Beasley Broadcast Group for the 1999 tax year.

CORPORATE REORGANIZATION

     Before our reorganization and our initial public offering, we existed as several separate subchapter S corporations and partnerships. In connection with our initial public offering, our subchapter S corporation status was terminated and all former subchapter S corporations and partnerships became indirect, wholly-owned subsidiaries of Beasley Broadcast Group, Inc., through the exchange by our equity holders of their interests in the subchapter S corporations and partnerships for interests in Beasley Broadcast Group. Beasley Broadcast Group in turn contributed those interests to Beasley Mezzanine Holdings. For a more detailed description of this transaction, see "Business--Initial Public Offering and Corporate Reorganization."

RADIO TOWERS SALE AND LEASEBACK

     We are selling all of the radio towers and related real estate assets owned by Beasley Broadcast Group to Beasley Family Towers, Inc., which is owned by George G. Beasley, B. Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, Bradley C. Beasley and Robert E. Beasley for approximately $5.1 million. The agreements provide for the payment of the purchase price by issuance of an unsecured note payable to us from Beasley Family Towers bearing interest at the applicable federal rate in effect for the month in which the transaction occurs, although not less than 6%. The agreements provide for twenty-year leases of the towers from BFT to us with an annual rent of $466,000. We believe that the sale/leaseback transaction, taken as a whole, reflect terms at least as favorable to us as could have been obtained from an unaffiliated party. We may not own or operate radio towers as part of our business in the future and, to the extent we do not, we will not realize revenues from leasing towers to third parties. To the extent that we make future acquisitions, these transactions may be structured so that the radio towers, if any, and related real estate are acquired by Beasley Family Towers and the other station operating assets and FCC licenses are acquired by us. In this event, we would lease the towers back under lease arrangements similar to the current lease.

OFFICE AND STUDIO LEASES

     We lease office and studio broadcasting space for radio stations WRXK-FM and WXKB-FM in Ft. Myers, Florida from George G. Beasley. The current annual rent for this space is approximately $95,000. We believe that these lease agreements are on terms at least as favorable to us as could have been obtained from an unaffiliated party.

     We lease office space in Naples, Florida from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. The current annual rent for the office space is approximately $90,000. We believe that the lease agreement are on terms at least as favorable to us as could have been obtained from an unaffiliated party.

AUGUSTA RADIO TOWER LEASE

     Our Augusta radio station, WCHZ-FM, leases its radio tower from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The current annual rent for the tower is approximately $21,000. We believe that the lease agreement is on terms at least as favorable to us as could have been obtained from an unaffiliated party.

MANAGEMENT AGREEMENT

     Beasley Broadcasting Management Corp. provided management services to Beasley Broadcast Group pursuant to a management services arrangement. The fees were reallocated annually based on prior year station revenues and were paid to BBMC on a monthly basis. The aggregate management fee paid to BBMC in 1999 was $2,764,216. The management arrangement terminated in connection with the closing of our initial public offering. Because the relationship between BBMC and Beasley Broadcast Group is not comparable to relationships that those entities could have obtained from an unaffiliated party, we are uncertain whether the management services agreement was on terms as favorable as could have been obtained with an unaffiliated party.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements and financial schedules are filed as part of this report:

     (b) There were no reports on Form 8-K filed by us during the fourth quarter of the fiscal year covered by this report.

     (c) Exhibits.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2.1*       Asset Purchase Agreement of Radio Stations WAEC-AM and
              WWWE-AM in Atlanta and Hapeville, Georgia, respectively,
              dated August 26, 1999.
   2.2*       Asset Purchase Agreement of Radio Station WRCA-AM in
              Waltham, Massachusetts, dated December 31, 1999.
   2.3*       Asset Purchase Agreement of Radio Stations WWNN-AM and
              WHSR-AM in Pompano Beach, Florida and WSBR-AM in Boca Raton,
              Florida, dated December 30, 1999.
   3.1*       Amended Certificate of Incorporation of the Registrant.
              Amended and Restated Bylaws of the Registrant.
   3.2*       Form of Certificate of Class A Common Stock of the
              Registrant.
   4.1*       George G. Beasley Executive Employment Agreement with
              Beasley Mezzanine Holdings, LLC, dated January 31, 2000.
  10.1*       Bruce G. Beasley Executive Employment Agreement with Beasley
              Mezzanine Holdings, LLC, dated January 31, 2000.
  10.2*       B. Caroline Beasley Executive Employment Agreement Beasley
              Mezzanine Holdings, LLC, dated January 31, 2000.
  10.3*       B. Caroline Beasley Executive Employment Agreement with
              Mezzanine Holdings, LLC, dated January 31, 2000.
  10.4*       Brian E. Beasley Executive Employment Agreement with Beasley
              Mezzanine Holdings, LLC, dated January 31, 2000.
  10.5*       Credit Agreement between Beasley FM Acquisition Corp. and
              affiliated entities and the Bank of Montreal, Chicago
              Branch, as agent dated March 30, 1998.
  10.6*       First Amendment to the Credit Facility between Beasley FM
              Acquisition Corp. and affiliated entities and the Bank of
              Montreal, Chicago Branch, as agent dated August 11, 1999.
  10.7*       Second Amendment to the Credit Facility between Beasley FM
              Acquisition Corp. and affiliated entities and the Bank of
              Montreal, Chicago Branch, as agent dated December 30, 1999.
  10.8*       Beasley Broadcast Group Contribution Agreement, dated as of
              November 23, 1999 between Beasley Broadcast Group, Inc.,
              George G. Beasley, Bruce G. Beasley, Brian E. Beasley, B.
              Caroline Beasley, Bradley C. Beasley, Robert E. Beasley,
              Shirley W. Beasley, J. Daniel Highsmith, Reed Miami
              Holdings, Inc., Beasley FM Acquisition Corp. and affiliated entities.
  10.9*       Note of Indebtedness Issued to Beasley Broadcasting of
              Philadelphia, Inc., in the Principal Amount of
              $24,545,566.53, dated August 11, 1994.
 10.10*       Note of Indebtedness Issued to Beasley-Reed Broadcasting of
              Miami, Inc., in the Principal Amount of $11,498,147.97,
              dated August 11, 1994.
 10.11*       Third Amendment to Credit Facility between Beasley FM
              Acquisition Corp. and affiliated entities and Bank of
              Montreal, Chicago Branch, as agent, dated February 8, 2000.
 10.12*       Form of Notes of Indebtedness by and between Beasley
              Broadcast Group, Inc. and affiliates, dated January 31, 2000
 10.13*       The 2000 Equity Plan of Beasley Broadcast Group, Inc.
 10.14*       Form of Agreement of Sale of Four Communications Towers
              between Beasley FM Acquisition Corp. and Beasley Family
              Towers, Inc.
 10.15*       Form of Agreement of Sale of a Communications Tower between
              Beasley Broadcasting of Eastern North Carolina, Inc. and
              Beasley Family Towers, Inc.
 10.16*       Form of Agreement of Sale of a Communications Tower between
              Beasley Broadcasting of New Jersey, Inc. and Beasley Family
              Towers, Inc.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.17*       Form of Agreement of Sale of a Communications Tower between
              Beasley Broadcasting of Eastern Pennsylvania, Inc. and
              Beasley Family Towers, Inc.
 10.18*       Form of Agreement of Sale of a Communications Tower between
              Beasley Broadcasting of Coastal Carolina, Inc. and Beasley
              Family Towers, Inc.
 10.19*       Form of Agreement of Sale of a Communications Tower between
              Beasley Reed Acquisition Partnership and Beasley Family
              Towers, Inc.
 10.20*       Form of Agreement of Sale of Three Communications Towers
              between Beasley FM Acquisition Corp. and Beasley Family
              Towers, Inc.
  21.1*       Subsidiaries of the Company.
  27.1        Financial Data Schedule.

---------------
* Incorporated by reference to Beasley Broadcast Groups Registration Statement on Form S-1 (333-91683).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEASLEY BROADCAST GROUP, INC.

Date: March 24, 2000
                                              /s/ GEORGE G. BEASLEY
                                    --------------------------------------------
                                    Name: George G. Beasley
                                    Title: Chairman of the Board and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 2000                           /s/ GEORGE G. BEASLEY
                                               -----------------------------------------------------
                                               Name: George G. Beasley
                                               Title: Chairman of the Board and Chief Executive
                                               Officer

Date: March 24, 2000                           /s/ BRUCE G. BEASLEY
                                               -----------------------------------------------------
                                               Name: Bruce G. Beasley
                                               Title: President, Chief Operating Officer and
                                               Director

Date: March 24, 2000                           /s/ CAROLINE BEASLEY
                                               -----------------------------------------------------
                                               Name: Caroline Beasley
                                               Title: Vice President, Chief Financial Officer,
                                               Secretary, Treasurer and Director

Date: March 24, 2000                           /s/ BRIAN E. BEASLEY
                                               -----------------------------------------------------
                                               Name: Brian E. Beasley
                                               Title: Vice President of Operations and Director