Form 10-Q
period 2000-03-31
BEASLEY BROADCAST GROUP INC
filed 2000-05-05
CIK 1099160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-29253

                         BEASLEY BROADCAST GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      65-0960915
          (State of Incorporation)                           (I.R.S. Employer
                                                          Identification Number)

                         3033 RIVIERA DRIVE, SUITE 200
                             NAPLES, FLORIDA 34103
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (941) 263-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of May 4, 2000

          Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of May 4, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE NO.
                                                              --------
                                PART I
                        FINANCIAL INFORMATION

Item 1. Financial Statements................................      1

          Balance Sheets of Beasley Broadcast Group, Inc. as
          of December 31, 1999 and March 31, 2000...........      1

          Statements of Operations of Beasley Broadcast
          Group, Inc. for the Three Months Ended March 31,
          1999 and March 31, 2000...........................      2

          Statements of Cash Flows of Beasley Broadcast
          Group, Inc. for the Three Months Ended March 31,
          1999 and March 31, 2000...........................      3

          Notes to Financial Statements.....................      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................     16

                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings..................................     17

Item 2.  Changes in Securities and Use of Proceeds..........     17

Item 3.  Defaults Upon Senior Securities....................     18

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................     18

Item 5.  Other Information..................................     18

Item 6.  Exhibits and Reports on Form 8-K...................     18

SIGNATURES..................................................     20

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         BEASLEY BROADCAST GROUP, INC.

                                 BALANCE SHEETS

                                                                COMBINED     CONSOLIDATED
                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,002,669   $  7,291,686
  Accounts receivable, less allowance for doubtful accounts
     of $560,282 in 1999 and $436,835 in 2000...............    19,915,098     16,256,035
  Trade sales receivable....................................       735,607      1,006,123
  Other receivables.........................................       676,478        617,807
  Prepaid expenses and other................................     1,918,223      1,483,240
  Deferred tax assets.......................................            --        210,000
                                                              ------------   ------------
     Total current assets...................................    30,248,075     26,864,891
Property and equipment, net.................................    15,773,175     16,556,473
Notes receivable from related parties.......................       556,796             --
Intangibles, net............................................   137,287,291    151,339,109
Other investment............................................            --      3,000,000
Other assets................................................     1,995,819      2,116,309
                                                              ------------   ------------
Total assets................................................  $185,861,156   $199,876,782
                                                              ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt....................  $    166,319   $      7,868
  Notes payable to related parties..........................    10,447,454             --
  Accounts payable..........................................     5,027,145      5,227,000
  Accrued expenses..........................................     9,213,133      4,371,372
  Trade sales payable.......................................       970,108      1,171,827
                                                              ------------   ------------
     Total current liabilities..............................    25,824,159     10,778,067
Long-term debt, less current installments...................   125,680,696     81,032,699
Long-term debt to related parties...........................    37,275,622             --
Deferred tax liabilities....................................            --     27,863,000
                                                              ------------   ------------
     Total liabilities......................................   188,780,477    119,673,766
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued...................................            --             --
Class A common stock, $.001 par value, 150,000,000 shares
  authorized, 7,252,068 issued and outstanding..............            --          7,252
Class B common stock, $.001 par value, 75,000,000 shares
  authorized, 17,021,373 issued and outstanding.............            --         17,021
Common stock................................................     4,530,352             --
Additional paid-in capital..................................    34,774,928    107,687,268
Accumulated deficit.........................................   (32,818,024)   (27,508,525)
Treasury stock..............................................      (548,600)            --
                                                              ------------   ------------
Stockholders' equity........................................     5,938,656     80,203,016
Notes receivable from stockholders..........................    (8,857,977)            --
                                                              ------------   ------------
Net stockholders' equity (deficit)..........................    (2,919,321)    80,203,016
                                                              ------------   ------------
     Total liabilities and stockholders' equity (deficit)...  $185,861,156   $199,876,782
                                                              ============   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                COMBINED     CONSOLIDATED
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
Net revenues................................................  $ 20,143,616   $ 22,786,805
                                                              ------------   ------------
Costs and expenses:
  Program and production....................................     5,392,277      5,874,822
  Sales and advertising.....................................     5,840,810      6,423,095
  Station general and administrative........................     3,218,996      3,547,797
  Corporate general and administrative......................       663,971      1,019,484
  Equity appreciation rights................................            --      1,173,759
  Depreciation and amortization.............................     3,601,120      3,985,207
                                                              ------------   ------------
     Total costs and expenses...............................    18,717,174     22,024,164
     Operating income.......................................     1,426,442        762,641
Other income (expense):
  Interest expense..........................................    (3,389,934)    (2,663,053)
  Other non-operating expenses..............................      (107,154)       (50,012)
  Interest income...........................................       152,880        182,983
  Other non-operating income................................            --         14,837
                                                              ------------   ------------
  Loss before income taxes..................................    (1,917,766)    (1,752,604)
Income tax expense..........................................            --     27,653,000
                                                              ------------   ------------
  Net loss..................................................  $ (1,917,766)  $(29,405,604)
                                                              ============   ============
Basic and diluted net loss per share........................  $      (0.11)  $      (1.39)
                                                              ============   ============
Pro forma income tax benefit................................  $   (721,000)  $         --
                                                              ============   ============
Pro forma net loss..........................................  $ (1,196,766)  $         --
                                                              ============   ============
Pro forma basic and diluted net loss per share..............  $      (0.07)  $         --
                                                              ============   ============
Basic and diluted common shares outstanding.................    17,423,441     21,187,177
                                                              ============   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                COMBINED     CONSOLIDATED
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (1,917,766)  $(29,405,604)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................     3,601,120      3,985,207
  Loss on sale of equipment.................................       107,154             --
  Change in assets and liabilities net of effects of
    acquisitions and dispositions of radio stations:
    Decrease in receivables.................................     1,413,803      3,120,853
    (Increase) decrease in prepaid expense and other........      (120,111)       434,983
    Increase in other assets................................      (120,042)      (120,490)
    Increase in payables and accrued expenses...............    (1,474,604)    (4,440,187)
    Increase in deferred tax liabilities....................            --     27,653,000
                                                              ------------   ------------
      Net cash provided by operating activities.............     1,489,554      1,227,762
                                                              ------------   ------------
Cash flows from investing activities:
  Capital expenditures for property and equipment...........      (539,472)      (445,980)
  Payments for purchase of radio stations...................            --    (10,000,000)
  Payments from related parties.............................            --        556,796
  Loans to stockholders.....................................      (106,148)      (910,263)
  Payments from stockholders................................            --      9,768,240
                                                              ------------   ------------
      Net cash used in investing activities.................      (645,620)    (1,031,207)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of indebtedness....................            --     12,164,262
  Principal payments on indebtedness........................       (47,198)   (59,648,624)
  Principal payments on related party notes.................            --    (47,723,076)
  Capital contributions.....................................            --        100,000
  Stockholders distributions................................            --     (2,250,000)
  Issuance of common stock..................................            --     99,009,900
  Payment of initial public offering costs..................            --     (1,560,000)
                                                              ------------   ------------
      Net cash provided by (used in) financing activities...       (47,198)        92,462
                                                              ------------   ------------
Net increase in cash and cash equivalents...................       796,736        289,017
Cash and cash equivalents at beginning of period............     4,759,598      7,002,669
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  5,556,334   $  7,291,686
                                                              ============   ============
Cash paid for interest......................................  $  2,353,194   $  5,373,859
                                                              ============   ============
Cash paid for state taxes...................................  $     13,000   $     26,825
                                                              ============   ============
Supplement disclosure of non-cash investing activities:
Financed purchase of equity investment......................  $         --   $  3,000,000
                                                              ============   ============
Minority interests acquired through issuance of Class A
  common stock..............................................  $         --   $  8,370,064
                                                              ============   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the first quarter of 2000 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained on Form 10-K for the year ended December 31, 1999.

  (b) CORPORATE REORGANIZATION

     Prior to February 11, 2000, the Company's radio stations were operated through a series of subchapter S corporations, partnerships and limited liability companies related to one another through common ownership and control. These subchapter S corporations, partnerships and limited liability companies were collectively known as Beasley FM Acquisition Corp. and related companies ("BFMA") through February 10, 2000. The accompanying financial statements reflect the financial position of BFMA as of December 31, 1999 and include the results of operations of BFMA from January 1, 2000 to February 10, 2000.

     The Company completed an initial public offering of common stock and the corporate reorganization on February 11, 2000. Immediately prior to the initial public offering, pursuant to the reorganization, affiliates of BFMA contributed their equity interests in those entities to the Company, a newly formed holding company, in exchange for common stock. Immediately after these transactions, the Company contributed the capital stock and partnership interests acquired to Beasley Mezzanine Holdings, LLC ("BMH") and BMH became a wholly-owned subsidiary of the Company. All S corporation elections were terminated and the resulting entities became C corporations. The reorganization and contribution of equity interests was accounted for in a manner similar to a pooling of interests as to the majority owners, and as an acquisition of minority interest using the purchase method of accounting.

     Changes in stockholders' equity from December 31, 1999 to March 31, 2000 are as follows:

                                                                                                            NOTES
                             CLASS A   CLASS B                  ADDITIONAL                                RECEIVABLE
                             COMMON    COMMON      COMMON        PAID-IN      ACCUMULATED    TREASURY        FROM
                              STOCK     STOCK       STOCK        CAPITAL        DEFICIT        STOCK     STOCKHOLDERS
                             -------   -------   -----------   ------------   ------------   ---------   ------------
Balances at December 31,
  1999.....................  $   --    $   --    $ 4,530,352   $ 34,774,928   $(32,818,024)  $(548,600)  $(8,857,977)
Net loss...................      --        --             --             --    (1,897,079)          --            --
Capital contributions......      --        --             --        100,000            --           --            --
Stockholder
  distributions............      --        --             --             --    (2,250,000)          --            --
Loans to stockholders......      --        --             --             --            --           --      (910,263)
                             ------    -------   -----------   ------------   ------------   ---------   -----------
Balances at February 10,
  2000.....................  $   --    $   --    $ 4,530,352   $ 34,874,928   $(36,965,103)  $(548,600)  $(9,768,240)
Distributions to and
  contributions from
  subchapter S corporation
  stockholders in exchange
  for Class B common
  stock....................      --    17,021     (4,530,352)   (33,000,372)   36,965,103      548,600            --
Issuance of Class A common
  stock....................   7,252        --             --     99,002,648            --           --            --
Initial public offering
  costs....................      --        --             --     (1,560,000)           --           --            --
Acquisitions of minority
  interest.................      --        --             --      8,370,064            --           --            --
Payments of notes
  receivable from
  stockholders.............      --        --             --             --            --           --     9,768,240
Net loss...................      --        --             --             --   (27,508,525)          --            --
                             ------    -------   -----------   ------------   ------------   ---------   -----------
Balances at March 31,
  2000.....................  $7,252    $17,021   $        --   $107,687,268   $(27,508,525)  $      --   $        --
                             ======    =======   ===========   ============   ============   =========   ===========


                                  NET
                             STOCKHOLDERS'
                                EQUITY
                             -------------
Balances at December 31,
  1999.....................   $(2,919,321)
Net loss...................    (1,897,079)
Capital contributions......       100,000
Stockholder
  distributions............    (2,250,000)
Loans to stockholders......      (910,263)
                              -----------
Balances at February 10,
  2000.....................   $(7,876,663)
Distributions to and
  contributions from
  subchapter S corporation
  stockholders in exchange
  for Class B common
  stock....................            --
Issuance of Class A common
  stock....................    99,009,900
Initial public offering
  costs....................    (1,560,000)
Acquisitions of minority
  interest.................     8,370,064
Payments of notes
  receivable from
  stockholders.............     9,768,240
Net loss...................   (27,508,525)
                              -----------
Balances at March 31,
  2000.....................   $80,203,016
                              ===========

     Note that balances at December 31, 1999, in the above table, are audited and all subsequent amounts and balances are unaudited.

                         BEASLEY BROADCAST GROUP, INC.

     Proceeds from the initial public offering, net of underwriters discount of $7,165,100, were used as follows:

Repayment of the revolving credit loan......................  $58,508,421
Repayment of long-term debt, including accrued interest, to
  related parties...........................................   38,228,843
Net repayment of payables and receivables, including accrued
  interest, to related parties..............................    2,272,636
                                                              -----------
Net proceeds................................................  $99,009,900
                                                              ===========

  (c) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on the revolving credit loan. Interest differentials are recorded as adjustments to interest expense in the period they occur.

  (d) REVENUE RECOGNITION

     Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions.

  (e) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     BFMA had elected to be treated as a subchapter S Corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of BFMA were individually responsible for reporting their share of taxable income or loss. Accordingly, no deferred tax assets or liabilities have been reflected in the accompanying balance sheet as of December 31, 1999. Pro forma income tax benefit in the accompanying statements of operations from January 1, 1999 to March 31, 1999 includes pro forma income tax benefit computed in accordance with SFAS 109, Accounting for Income Taxes, as if the Company had been subject to Federal and state income taxes for that period.

  (f) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

     Earnings per share from January 1, 1999 to March 31, 1999 and from January 1, 2000 to February 10, 2000 is based on the number of common shares issued immediately prior to the initial public offering.

  (g) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by

                         BEASLEY BROADCAST GROUP, INC.

SFAS 137 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of SFAS 133; however, management does not anticipate that the adoption of SFAS 133 will have a material impact on the Company's earnings or financial position upon adoption.

(2) ACQUISITIONS

  (a) CURRENT ACQUISITIONS

     On January 6, 2000, BFMA acquired the assets of WAEC-AM and WWWE-AM in the Atlanta market for approximately $10,000,000. This acquisition was financed through the Company's revolving credit loan and accounted for by the purchase method of accounting.

     The purchase price was allocated as follows:

Property and equipment......................................  $ 1,023,861
FCC broadcasting licenses...................................    8,961,139
Goodwill....................................................       15,000
                                                              -----------
                                                              $10,000,000
                                                              ===========

  (b) SUBSEQUENT ACQUISITIONS

     - On May 2, 2000, the Company acquired the assets of WRCA-AM in the Boston market for approximately $6,000,000. This acquisition was financed through the Company's revolving credit loan and accounted for by the purchase method of accounting.

     - On May 3, 2000 the Company acquired the assets of WRFN-FM and WRDW-AM in the Augusta, Georgia market for approximately $800,000. This acquisition was funded by surplus working capital and accounted for by the purchase method of accounting.

(3) INTANGIBLES

     Intangibles, at cost, is comprised of the following:

                                                                                ESTIMATED
                                                 DECEMBER 31,    MARCH 31,     USEFUL LIVES
                                                     1999           2000         (YEARS)
                                                 ------------   ------------   ------------
FCC broadcasting licenses......................  $157,700,379   $166,661,518      10-15
Goodwill.......................................    16,763,990     25,149,054         15
Advertising base...............................     4,139,251      4,139,251          5
Loan fees......................................     2,975,681      2,975,681          7
Noncompete agreements..........................     1,120,000      1,120,000        2-8
Other intangibles..............................     5,666,932      5,671,211       5-15
                                                 ------------   ------------
                                                  188,366,233    205,716,715
Less accumulated amortization..................   (51,078,942)   (54,377,606)
                                                 ------------   ------------
                                                 $137,287,291   $151,339,109
                                                 ============   ============

     On February 11, 2000, the Company computed the fair value of minority stockholder interests based on the number of shares issued to the stockholders and the estimated net book values of the radio stations at the close of business on February 10, 2000. The computed amount of $8,370,064 was recorded using the purchase method of accounting and is included in goodwill and additional paid-in capital in the accompanying balance sheet at March 31, 2000.

                         BEASLEY BROADCAST GROUP, INC.

(4) OTHER INVESTMENTS

     On January 14, 2000, the Company purchased 600,000 shares of common stock of FindWhat.com, representing approximately 4.8% of the outstanding common stock, in exchange for a $3 million promissory note. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting. Also, in December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc., representing approximately 2.8% of the outstanding capital stock, in exchange for $3.0 million of advertising time from the Company's radio stations. The Company will earn these shares as advertisements are placed over the term of the agreement.

(5) LONG-TERM DEBT

     At March 31, 2000, the maximum commitment under the revolving credit loan is $150 million and the outstanding balance is $78.3 million. The loan bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 1999 and March 31, 2000, the revolving credit loan carried interest at an average rate of 7.95% and 8.23% respectively. Interest is generally payable monthly. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the revolving credit loan. The Company has entered into interest rate hedge agreements as discussed in note 8. The loan agreement includes restrictive covenants and requires the Company to maintain certain financial ratios. The restrictive covenants include only limiting distributions to stockholders to amounts required to pay individual income taxes on earnings from BFMA. The loan is secured by substantially all assets of the Company.

     On January 14, 2000, Beasley Internet Ventures, LLC, a wholly-owned subsidiary of the radio station entities, executed a $3 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. At March 31, 2000, the outstanding principal amount has been reduced by approximately $322,000 through the placement of advertising air time. The note is guaranteed by the radio station entities.

     On February 16, 2000, the Company repaid approximately $58.5 million of the outstanding revolving credit loan balance. In addition, the Company is currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. The first scheduled reduction of the maximum amount is not expected to be before 2001 therefore no current installments of long-term debt related to the revolving credit loan have been reported in the accompanying balance sheets. Other terms of the revolving credit loan are expected to remain substantially the same including a restriction on payment of dividends.

     On February 16, 2000, all long-term debt, except the revolving credit loan, the promissory note to FindWhat.com and capital lease obligations, was repaid in full.

(6) RELATED PARTY TRANSACTIONS

     BFMA had a management agreement with Beasley Broadcasting Management Corp., an affiliate of BFMA's principal stockholder, George G. Beasley. For the three months ended March 31, 1999 and from January 1, 2000 to February 10, 2000, management fee expense under the agreement was approximately

                         BEASLEY BROADCAST GROUP, INC.

$664,000, and $447,000, respectively. Management fee expense is included in corporate general and administrative in the accompanying statements of operations.

     The Company leases certain office space from its principal stockholder, George G. Beasley. For the three months ended March 31, 2000 and 2000, rental expense paid to Mr. Beasley was approximately $23,000 and $24,000, respectively.

     Distributions to stockholders of BFMA during the three months ended March 31, 2000 were $2,250,000.

     Notes receivable from related parties were repaid in full on February 16, 2000.

     Notes payable to related parties bore interest at 7.67% to 9.25% and were repaid in full on February 16, 2000. For the three months ended March 31, 1999 and 2000, interest expense on notes payable to related parties was approximately $161,000 and $80,000, respectively.

     Notes receivable from stockholders bore interest at 9.25% and were repaid in full on February 16, 2000. For the three months ended March 31, 1999 and 2000, interest income on notes receivable from related parties was approximately $177,000 and $135,000, respectively.

     The Company has reached a set of agreements to sell its radio towers and related real estate assets to Beasley Family Towers, Inc. (BFT) for approximately $5,100,000. No material gain or loss is expected to be recognized. In conjunction with this sale, the agreements provide for the Company to enter into long-term agreements to leaseback the towers from BFT.

(7) COMMITMENTS AND CONTINGENCIES

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three months ended March 31, 1999 and 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $352,000 and $370,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. For the three months ended March 31, 1999, the Company paid additional interest of approximately $24,000. For the three months ended March 31, 2000, the Company received additional interest of approximately $38,000. The amount paid is based on the differential between the specified rate of the swap agreements and the variable interest rate of the revolving credit loan.

                         BEASLEY BROADCAST GROUP, INC.

(9) INCOME TAXES

     Income tax expense (benefit) from continuing operations for the three months ended March 31, 1999 (pro forma) and 2000 is as follows:

                                                            PRO FORMA
                                                               1999           2000
                                                           ------------   ------------
Federal:
  Current................................................  $     (5,000)  $         --
  Deferred...............................................      (585,000)    22,641,000
                                                           ------------   ------------
                                                               (590,000)    22,641,000
State:
  Current................................................        (1,000)            --
  Deferred...............................................      (130,000)     5,012,000
                                                           ------------   ------------
                                                               (131,000)     5,012,000
                                                           ------------   ------------
                                                           $   (721,000)  $ 27,653,000
                                                           ============   ============

     Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net loss for the three months ended March 31, 1999 and 2000, as follows:

                                                            PRO FORMA
                                                               1999           2000
                                                           ------------   ------------
Expected pro forma tax benefit...........................  $   (652,000)  $   (596,000)
State income taxes, net of federal benefit...............       (86,000)       (77,000)
Establishment of deferred tax assets and liabilities upon
  conversion from a subchapter S to a subchapter C
  corporation on February 11, 2000.......................            --     28,297,000
Other....................................................        17,000         29,000
                                                           ------------   ------------
                                                           $   (721,000)  $ 27,653,000
                                                           ============   ============

     Temporary differences that give rise to the components of deferred tax assets and liabilities, at December 31, 1999 and March 31, 2000 are as follows:

                                                            PRO FORMA
                                                               1999           2000
                                                           ------------   ------------
Allowance for doubtful accounts..........................  $  2,623,000   $    210,000
Accrued interest on notes receivable from related
  parties................................................     1,457,000             --
Notes receivable from related parties....................       478,000             --
Net operating loss carryforwards.........................            --        484,000
                                                           ------------   ------------
  Gross deferred tax assets..............................     4,558,000        694,000
Intangibles..............................................   (27,929,000)   (27,295,000)
Property and equipment...................................    (1,113,000)    (1,052,000)
                                                           ------------   ------------
  Gross deferred tax liabilities.........................   (29,042,000)   (28,347,000)
                                                           ------------   ------------
  Net deferred tax liabilities...........................   (24,484,000)   (27,653,000)
                                                           ============   ============

                         BEASLEY BROADCAST GROUP, INC.

(10) SEGMENT INFORMATION

     Segment information, in thousands of dollars, for the three months ended March 31, 1999 and 2000 are as follows:

                                                               1999      2000
                                                              -------   -------
Net revenues:
  Radio Group One...........................................  $12,893   $14,386
  Radio Group Two...........................................    7,251     8,401
                                                              -------   -------
  Total.....................................................   20,144    22,787
                                                              -------   -------
Broadcast cash flow:
  Radio Group One...........................................  $ 4,005   $ 4,250
  Radio Group Two...........................................    1,687     2,691
                                                              -------   -------
  Total.....................................................    5,692     6,941
                                                              -------   -------
Reconciliation to net loss:
Corporate general and administrative expenses...............  $  (664)  $(1,019)
Depreciation and amortization...............................   (3,601)   (3,985)
Equity appreciation rights..................................       --    (1,174)
Interest expense............................................   (3,390)   (2,663)
Other non-operating income..................................       45       147
                                                              -------   -------
Net loss before income taxes................................  $(1,918)  $(1,753)
                                                              =======   =======

     Radio Group One includes radio stations located in Miami-Ft. Lauderdale, Ft. Myers-Naples, Fl, and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Philadelphia, PA, Fayetteville, NC, Atlanta, GA and Augusta, GA.

     Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights expenses and depreciation and amortization.

(11) EQUITY PLAN

     On February 11, 2000, the Company adopted The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the "Equity Plan"). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Equity Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. The issued stock options generally vest ratably over four years, however some contain performance-related provisions that may delay vesting beyond four years. Under the Equity Plan, a variety of compensation awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits may be granted to selected officers, employees, consultants and directors. The Equity Plan is administered by a committee of independent directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. Unless required by law, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

     We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations, whether or not operated by us, in the prior year's corresponding period, including the effect of barter revenues and expenses. Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights expense, and depreciation and amortization and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

     For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38%, applied to income before income taxes and extraordinary items.

RESULTS OF OPERATIONS

     Several factors are expected to affect our results of operations on a going-forward basis that have not fully affected our historical results of operations. First, we redeemed, for cash, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $606,000 and $1,174,000 in the fourth quarter of 1999 and first quarter of 2000, respectively. Second, in connection with our recent reorganization, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

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

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Net Revenue. Net revenue increased 13.1% to $22.8 million for the three months ended March 31, 2000 from $20.1 million for three months ended March 31, 1999. The increase was primarily due to the additional revenue generated through the acquisition of two radio stations in Atlanta as well as revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale and Greenville-New Bern-Jacksonville markets. On a same station basis, net revenues increased 11.2% to $22.8 million for the three months ended March 31, 2000 from $20.5 million for three months ended March 31, 1999.

     Station Operating Expenses. Station operating expenses increased 9.6% to $15.8 million for the three months ended March 31, 2000 from $14.4 million for three months ended March 31, 1999. The increase was primarily due to program and production and sales and advertising expenses in the Miami-Ft. Lauderdale market, as well as expenses related to WQAM-AM's radio broadcast rights for the University of Miami Hurricanes football team. The increase was also due to increased program and production, sales and advertising, and general and administrative expenses associated with operating two additional radio stations in Atlanta and generating revenue growth from our existing radio stations. On a same station basis, station operating expenses increased 8.9% to $15.8 million for the three months ended March 31, 2000 from $14.5 million for three months ended March 31, 1999.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 53.0% to $1.0 million for the three months ended March 31, 2000 from $0.7 million for three months ended March 31, 1999. The increase was primarily due to additional reporting and compliance costs of operating as a public company. Higher general and administrative expenses were also experienced due to the acquisition of two radio stations in Atlanta.

     Depreciation and Amortization. Depreciation and amortization increased 10.7% to $4.0 million for the three months ended March 31, 2000 from $3.6 million for three months ended March 31, 1999. The increase was primarily due to additional amortization and depreciation expense associated with the acquisition of two radio stations in Atlanta.

     Interest Expense. Interest expense decreased 21.4% to $2.7 million for the three months ended March 31, 2000 from $3.4 million for three months ended March 31, 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense during the three months ended March 31, 2000 due to financing the radio station acquisitions in Atlanta with a draw from the revolving credit loan.

     Broadcast Cash Flow. Broadcast cash flow increased 21.9% to $6.9 million for the three months ended March 31, 2000 from $5.7 million for three months ended March 31, 1999. The increase was primarily due to the additional broadcast cash flow generated through the acquisition of two radio stations in Atlanta as well as revenue growth and increased operating efficiencies at some of our existing radio stations, particularly in the Philadelphia and Greenville-New Bern-Jacksonville markets. On a same station basis, broadcast cash flow increased 16.9% to $6.9 million for the three months ended March 31, 2000 from $6.0 million for three months ended March 31, 1999.

     Loss Before Income Taxes. We experienced a loss before income taxes of $1.8 million for the three months ended March 31, 2000 versus a loss before pro forma income taxes of $1.9 million for three months ended March 31, 1999. The change was primarily due to the additional income before income taxes generated through the acquisition of two radio stations in Atlanta as well as revenue growth and increased operating efficiencies at some of our existing radio stations, particularly in the Philadelphia and Greenville-New Bern-Jacksonville markets. The revenue growth and increased operating efficiencies were partially offset by the redemption of equity appreciation rights for $1.2 million during the three months ended March 31, 2000.

     Net Loss. Net loss for the three months ended March 31, 2000 was $29.4 million compared to a pro forma net loss of $1.2 million for three months ended March 31, 1999. The change was primarily due to the establishment of deferred tax assets and liabilities upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization. The net loss for the three months ended March 31, 2000 was offset by the additional net income generated through the acquisition of two radio stations in Atlanta as well as revenue growth and increased operating efficiencies at some of our existing radio stations, particularly in the Philadelphia and Greenville-New Bern-Jacksonville markets and increased by the redemption of equity appreciation rights for $1.2 million.

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

     We used approximately $58.5 million of the net proceeds from our initial public offering to pay down debt on our credit facility, which increased the availability of cash to fund future acquisitions, including the recently completed and pending acquisitions, and other general corporate purposes. We also used approximately $40.5 million of the proceeds of our initial public offering to repay the indebtedness owed to our Chairman and Chief Executive Officer, George G. Beasley, and affiliated companies. That approximately $40.5 million payment is net of the repayment at the closing of the initial public offering of approximately $10.3 million owed to us by members of the Beasley family.

     As of March 31, 2000, we held $7.3 million in cash and cash equivalents and had $71.7 million in availability under our credit facility. After March 31, 2000, we used our credit facility to finance one of our recently completed acquisitions with an aggregate price of $6.0 million and we will borrow an additional $18.0 million to fund our pending acquisitions. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months. Under our credit facility, we can currently borrow up to $150.0 million, subject to compliance with financial ratios and other restrictive covenants. We are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same.

     Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $1.2 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively. The decrease was primarily due to a $1.2 million redemption of equity appreciation rights. These expenses were offset by the additional net income generated through the acquisition of two radio stations in Atlanta as well as revenue growth and operating efficiencies at some of our existing radio stations, particularly in the Philadelphia and Greenville-New Bern-Jacksonville markets.

     Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $1.0 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to the acquisition of two radio stations in Atlanta and loans to the former S corporation stockholders. The increase is offset by repayment of notes receivable from related parties and stockholders.

     Net Cash Provided by (Used in) by Financing Activities. Net cash provided by financing activities was $92,000 for the three months ended March 31, 2000 compared to net cash used in investing activities of $47,000 for the three months ended March 31, 1999. The change was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties. Distributions were also made to the former S corporation stockholders. The net use of cash was offset by proceeds from the initial public offering less the costs associated with the initial public offering.

     Credit Facility. On August 11, 1999, we entered into an amendment to our credit agreement with the Bank of Montreal, Chicago Branch, as agent, and with our syndicate of commercial lenders. The amendment to our credit agreement provides for a maximum revolving loan and letter of credit commitment of $150.0 million.

     At March 31, 2000, the scheduled reductions of the amended maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

2000........................................................     7,500,000
2001........................................................    15,000,000
2002........................................................    15,000,000
2003........................................................    18,750,000
2004........................................................    22,500,000
Thereafter..................................................    71,250,000
                                                              ------------
Total.......................................................  $150,000,000
                                                              ============

     On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our credit facility. In addition, we are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same.

     As of March 31, 2000, we had an outstanding balance under our credit facility of approximately $78.3 million and availability under our credit facility of $71.7 million for future acquisitions and other corporate purposes. These amounts do not give effect to the recently completed acquisitions in the Boston and

Augusta, Georgia markets and the pending acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets.

     At March 31, 2000, the weighted average annual interest rate applicable to our credit facility was approximately 8.23%. The credit facility expires on December 31, 2006.

     We must pay to Bank of Montreal, Chicago Branch, as agent, on a quarterly basis, an unused commitment fee. The commitment fee is a maximum of 0.5% multiplied by the average of the daily excess of the maximum revolving loan and letter of credit commitment, currently $150.0 million, over the outstanding principal balance and letter of credit usage for the preceding quarter. For the three-month period ended March 31, 2000, our unused commitment fee was $52,000.

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

     RECENTLY COMPLETED AND PENDING ACQUISITIONS. On May 2, 2000, we purchased a radio station in the Boston market for approximately $6.0 million. On May 3, 2000, we purchased two radio stations in the Augusta, Georgia market for approximately $800,000. The Boston acquisition was financed through our credit facility and the Augusta acquisition was funded by surplus working capital. We have agreed to acquire two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market for an aggregate purchase price of approximately $18.0 million. We intend to finance these acquisitions through our credit facility. The consummation of the pending transaction is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions are customary for transactions of this type, these conditions may not be satisfied.

RECENT PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. We do not anticipate that the adoption of SFAS No. 133 will have a material impact on our earnings or financial position upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of March 31, 2000, $78.3 million was outstanding under our credit facility. On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our credit facility. In addition, we are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

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

     Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The notional amount upon maturity of these collars and swaps is approximately $50.0 million.

     Our collar and swap agreements are summarized in the following chart:

                                                                                           ESTIMATED
                                       NOTIONAL                             EXPIRATION       FAIR
             AGREEMENT                  AMOUNT      FLOOR   CAP   SWAP         DATE          VALUE
             ---------                -----------   -----   ---   -----   --------------   ---------
Interest rate collar................  $10,000,000   5.17%    7%      --   May 2000          $     0
Interest rate swap..................   10,000,000     --    --     5.52%  May 2001           40,000
Interest rate swap..................   10,000,000     --    --     5.82%  September 2001      1,000
Interest rate swap..................   20,000,000     --    --    5.685%  May 2002           60,000

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Before our reorganization and initial public offering on February 11, 2000, we operated as a series of subchapter S corporations, a general partnership and a series of limited partnerships and limited liability companies. To effect our reorganization and pursuant to the Beasley Broadcast Group, Inc. Contribution Agreement dated as of November 23, 1999, we agreed to issue shares of our Class A common stock to Reed Miami Holdings, Inc. and J. Daniel Highsmith in exchange for all of their interests held in Beasley-Reed Acquisition Partnership and Beasley Broadcasting of Eastern North Carolina, Incorporated. Under this agreement, Reed Miami Holdings, Inc. and Mr. Highsmith received, on February 11, 2000, a total of 402,068 shares of Class A common stock, which is the number of shares having the value of their pre-offering interest in the entities that became Beasley Broadcast Group, Inc. Therefore, based on the initial public offering price of $15.50, Beasley Broadcast Group received approximately $8.4 million of value for the interests in Beasley-Reed Acquisition Partnership and Beasley Broadcasting of Eastern North Carolina, Incorporated in exchange for approximately $8.4 million of shares of its Class A common stock. These transactions were effected without registration under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act. Section 4(2) exempts transactions by an issuer not involving a public offering from the provisions of Securities Act Section 5. We offered Class A common stock to these stockholders, each of whom is an accredited investor under Rule 501 under the Securities Act and each of whom is actively involved in the management of radio stations owned by the registrant, on a private basis not involving a public offering.

     Additionally, pursuant to the Beasley Broadcast Group, Inc. Contribution Agreement dated as of November 23, 1999, we also agreed to issue shares of our Class B common stock to George G. Beasley, members of his immediate family and affiliated trusts in exchange for all the interests held by these persons in the companies we now hold. Under this agreement, the Beasley family members and affiliated trusts received on February 11, 2000 a total of 17,021,373 shares of Class B common stock, which is the number of shares having the value of their pre-offering interest in the entities that became Beasley Broadcast Group, Inc. Therefore, based on the initial public offering price of $15.50 for Class A common stock, Beasley Broadcast Group received approximately $263.8 million of value for the interests in the entities that became Beasley Broadcast Group in exchange for approximately $263.8 million of shares of Class B common stock. These transactions were effected without registration under the Securities Act in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act. Section 4(2) exempts transactions by an issuer not involving a public offering from the provisions of Securities Act Section 5. We offered shares of its Class B common stock to George G. Beasley, members of his immediate family and affiliated entities, on a private basis not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the 2000 annual meeting of the stockholders held by written consent effective as of February 11, 2000, holders of all of the outstanding shares of Class A and Class B common stock approved the 2000 Equity Plan of Beasley Broadcast Group, Inc. and elected the following directors to serve on our board of directors: George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, Joe B. Cox and Mark S. Fowler.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 2.1*    Asset Purchase Agreement of Radio Stations WAEC-AM and
         WWWE-AM in Atlanta and Hapeville, Georgia, respectively,
         dated August 26, 1999.
 2.2*    Asset Purchase Agreement of Radio Station WRCA-AM in
         Waltham, Massachusetts, dated December 31, 1999.
 2.3*    Asset Purchase Agreement of Radio Stations WWNN-AM and
         WHSR-AM in Pompano Beach, Florida and WSBR-AM in Boca Raton,
         Florida, dated December 30, 1999.
 3.1*    Amended Certificate of Incorporation of the Registrant.
 3.2*    Amended and Restated Bylaws of the Registrant.
 4.1*    Form of Certificate of Class A Common Stock of the
         Registrant.
10.1*    George G. Beasley Executive Employment Agreement with
         Beasley Mezzanine Holdings, LLC, dated January 31, 2000.
10.2*    Bruce G. Beasley Executive Employment Agreement with Beasley
         Mezzanine Holdings, LLC, dated January 31, 2000.
10.3*    B. Caroline Beasley Executive Employment Agreement with
         Beasley Mezzanine Holdings, LLC, dated January 31, 2000.
10.4*    Brian E. Beasley Executive Employment Agreement with Beasley
         Mezzanine Holdings, LLC, dated January 31, 2000.
10.5*    Credit Agreement between Beasley FM Acquisition Corp. and
         affiliated entities and the Bank of Montreal, Chicago
         Branch, as agent dated March 30, 1998.
10.6*    First Amendment to the Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and the Bank of
         Montreal, Chicago Branch, as agent dated August 11, 1999.
10.7*    Second Amendment to the Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and the Bank of
         Montreal, Chicago Branch, as agent dated December 30, 1999.
10.8*    Beasley Broadcast Group Contribution Agreement, dated as of
         November 23, 1999 between Beasley Broadcast Group, Inc.,
         George G. Beasley, Bruce G. Beasley, Brian E. Beasley, B.
         Caroline Beasley, Bradley C. Beasley, Robert E. Beasley,
         Shirley W. Beasley, J. Daniel Highsmith, Reed Miami
         Holdings, Inc., Beasley FM Acquisition Corp. and affiliated entities.
10.9*    Note of Indebtedness Issued to Beasley Broadcasting of
         Philadelphia, Inc., in the Principal Amount of
         $24,545,566.53, dated August 11, 1994.
10.10*   Note of Indebtedness Issued to Beasley-Reed Broadcasting of
         Miami, Inc., in the Principal Amount of $11,498,147.97,
         dated August 11, 1994.
10.11*   Third Amendment to Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and Bank of
         Montreal, Chicago Branch, as agent, dated February 8, 2000.

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
10.12*   Form of Notes of Indebtedness by and between Beasley
         Broadcast Group, Inc. and affiliates, dated January 31,
         2000.
10.13*   The 2000 Equity Plan of Beasley Broadcast Group, Inc.
10.14*   Form of Agreement of Sale of Four Communications Towers
         between Beasley FM Acquisition Corp. and Beasley Family
         Towers, Inc.
10.15*   Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern North Carolina, Inc. and
         Beasley Family Towers, Inc.
10.16*   Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of New Jersey, Inc. and Beasley Family
         Towers, Inc.
10.17*   Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern Pennsylvania, Inc. and
         Beasley Family Towers, Inc.
10.18*   Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Coastal Carolina, Inc. and Beasley
         Family Towers, Inc.
10.19*   Form of Agreement of Sale of a Communications Tower between
         Beasley Reed Acquisition Partnership and Beasley Family
         Towers, Inc.
10.20*   Form of Agreement of Sale of Three Communications Towers
         between Beasley FM Acquisition Corp. and Beasley Family
         Towers, Inc.
21.1*    Subsidiaries of the Company.
27.1     Financial Data Schedule.

---------------
* Incorporated by reference to Beasley Broadcast Groups Registration Statement on Form S-1 (333-91683).

(b) No reports on Form 8-K were filed during the three month period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 2000                        BEASLEY BROADCAST GROUP, INC.

                                                 /s/ GEORGE G. BEASLEY
                                          --------------------------------------
                                          Name:   George G. Beasley
                                          Title:  Chairman of the Board and
                                                  Chief Executive Officer

Date:  May 5, 2000

                                                 /s/ CAROLINE BEASLEY
                                          --------------------------------------
                                          Name:   Caroline Beasley
                                          Title:  Vice President, Chief
                                                  Financial Officer, Secretary,
                                                  Treasurer and Director