Form 10-Q
period 2000-06-30
BEASLEY BROADCAST GROUP INC
filed 2000-08-04
CIK 1099160

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of August 2, 2000

          Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of August 2, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE NO.
                                                              --------
                                PART I
                        FINANCIAL INFORMATION

Item 1. Financial Statements................................      1

          Balance Sheets of Beasley Broadcast Group, Inc. as
          of December 31, 1999 and June 30, 2000............      1

          Statements of Operations of Beasley Broadcast
          Group, Inc. for the Three and Six Months Ended
          June 30, 1999 and June 30, 2000...................      2

          Statements of Cash Flows of Beasley Broadcast
          Group, Inc. for the Six Months Ended June 30, 1999
          and June 30, 2000.................................      3

          Notes to Financial Statements.....................      4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results
            of Operations...................................     13

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................     19

                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings..................................     21

Item 2.  Changes in Securities and Use of Proceeds..........     21

Item 3.  Defaults Upon Senior Securities....................     21

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     21

Item 5.  Other Information..................................     21

Item 6.  Exhibits and Reports on Form 8-K...................     21

SIGNATURES..................................................     23

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         BEASLEY BROADCAST GROUP, INC.

                                 BALANCE SHEETS

                                                                COMBINED     CONSOLIDATED
                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,002,669   $  6,507,534
  Accounts receivable, less allowance for doubtful accounts
     of $560,282 in 1999 and $609,609 in 2000...............    19,915,098     19,448,604
  Trade sales receivable....................................       735,607        916,648
  Other receivables.........................................       676,478        908,153
  Prepaid expenses and other................................     1,918,223      2,152,469
  Deferred tax assets.......................................            --        133,000
                                                              ------------   ------------
     Total current assets...................................    30,248,075     30,066,408
Property and equipment, net.................................    15,773,175     19,455,271
Notes receivable from related parties.......................       556,796             --
Intangibles, net............................................   137,287,291    169,944,347
Other investments...........................................            --      3,158,661
Other assets................................................     1,995,819      2,257,268
                                                              ------------   ------------
     Total assets...........................................  $185,861,156   $224,881,955
                                                              ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt....................  $    166,319   $      8,026
  Notes payable to related parties..........................    10,447,454             --
  Accounts payable..........................................     5,027,145      6,793,016
  Accrued expenses..........................................     9,213,133      4,620,769
  Trade sales payable.......................................       970,108        978,087
                                                              ------------   ------------
     Total current liabilities..............................    25,824,159     12,399,898
Long-term debt, less current installments...................   125,680,696    104,541,346
Long-term debt to related parties...........................    37,275,622             --
Deferred tax liabilities....................................            --     27,681,000
                                                              ------------   ------------
     Total liabilities......................................   188,780,477    144,622,244
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued...................................            --             --
Class A common stock, $.001 par value, 150,000,000 shares
  authorized, 7,252,068 issued and outstanding..............            --          7,252
Class B common stock, $.001 par value, 75,000,000 shares
  authorized, 17,021,373 issued and outstanding.............            --         17,021
Common stock................................................     4,530,352             --
Additional paid-in capital..................................    34,774,928    106,757,206
Accumulated deficit.........................................   (32,818,024)   (26,521,768)
Treasury stock..............................................      (548,600)            --
                                                              ------------   ------------
Stockholders' equity........................................     5,938,656     80,259,711
Notes receivable from stockholders..........................    (8,857,977)            --
                                                              ------------   ------------
Net stockholders' equity (deficit)..........................    (2,919,321)    80,259,711
                                                              ------------   ------------
     Total liabilities and stockholders' equity (deficit)...  $185,861,156   $224,881,955
                                                              ============   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                             COMBINED     CONSOLIDATED    COMBINED     CONSOLIDATED
                                           THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                              ENDED          ENDED          ENDED         ENDED
                                             JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                               1999           2000          1999           2000
                                           ------------   ------------   -----------   ------------
                                                   (UNAUDITED)                  (UNAUDITED)
Net revenues.............................  $23,006,050    $27,080,918    $43,149,666   $ 49,867,723
                                           -----------    -----------    -----------   ------------
Costs and expenses:
  Program and production.................    6,168,172      6,962,561     11,560,449     12,837,383
  Sales and advertising..................    6,293,072      7,447,262     12,133,882     13,870,357
  Station general and administrative.....    3,167,945      3,758,415      6,386,941      7,306,212
  Corporate general and administrative...      635,506      1,047,690      1,299,477      2,067,174
  Equity appreciation rights.............           --             --             --      1,173,759
  Depreciation and amortization..........    3,588,769      4,273,785      7,189,889      8,258,992
                                           -----------    -----------    -----------   ------------
     Total costs and expenses............   19,853,464     23,489,713     38,570,638     45,513,877
     Operating income....................    3,152,586      3,591,205      4,579,028      4,353,846
Other income (expense):
  Interest expense.......................   (3,214,718)    (1,860,348)    (6,604,652)    (4,523,401)
  Other non-operating expenses...........           --        (14,540)      (107,154)       (64,552)
  Interest income........................      137,181         90,110        290,061        273,093
  Other non-operating income.............           --          8,330             --         23,167
                                           -----------    -----------    -----------   ------------
  Income (loss) before income taxes......       75,049      1,814,757     (1,842,717)        62,153
Income tax expense.......................           --        828,000             --     28,481,000
                                           -----------    -----------    -----------   ------------
     Net income (loss)...................  $    75,049    $   986,757    $(1,842,717)  $(28,418,847)
                                           ===========    ===========    ===========   ============
Basic and diluted net income (loss) per
  share..................................  $        --    $      0.04    $        --   $      (1.25)
                                           ===========    ===========    ===========   ============
Pro forma income tax expense (benefit)...  $    48,000    $        --    $  (673,000)  $         --
                                           ===========    ===========    ===========   ============
Pro forma net income (loss)..............  $    27,049    $        --    $(1,169,717)  $         --
                                           ===========    ===========    ===========   ============
Pro forma basic and diluted net income
  (loss) per share.......................  $      0.00    $        --    $     (0.07)  $         --
                                           ===========    ===========    ===========   ============
Basic common shares outstanding..........   17,423,441     24,273,441     17,423,441     22,730,309
                                           ===========    ===========    ===========   ============
Diluted common shares outstanding........   17,423,441     24,274,689     17,423,441     22,731,293
                                           ===========    ===========    ===========   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                               COMBINED     CONSOLIDATED
                                                              SIX MONTHS     SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,       JUNE 30,
                                                                 1999           2000
                                                              -----------   ------------
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(1,842,717)  $(28,418,847)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Depreciation and amortization.............................    7,189,889      8,258,992
  Loss on sale of equipment.................................      107,154             --
  Change in assets and liabilities net of effects of
     acquisitions and dispositions of radio stations:
     Increase in receivables................................   (1,152,169)      (766,258)
     Increase in prepaid expense and other..................     (396,694)      (234,246)
     Increase in other assets...............................     (197,738)      (574,339)
     Decrease in accounts payables and accrued expenses.....     (557,066)    (2,818,514)
     Increase in deferred tax liabilities...................           --     27,548,000
                                                              -----------   ------------
       Net cash provided by operating activities............    3,150,659      2,994,788
                                                              -----------   ------------
Cash flows from investing activities:
  Expenditures for property and equipment...................   (1,018,546)    (1,013,655)
  Payments for purchase of radio stations...................           --    (34,780,000)
  Payment for purchase of equity investment.................           --        (50,002)
  Payments from related parties.............................           --        556,796
  Loans to stockholders.....................................     (184,048)      (910,263)
  Payments from stockholders................................           --      9,768,240
                                                              -----------   ------------
       Net cash used in investing activities................   (1,202,594)   (26,428,884)
                                                              -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of indebtedness....................           --     36,064,262
  Principal payments on indebtedness........................      (89,079)   (59,650,528)
  Principal payments on related party notes.................           --    (47,723,076)
  Payments of loan fees.....................................           --       (121,535)
  Capital contributions.....................................           --        100,000
  Stockholders distributions................................   (2,967,200)    (2,250,000)
  Issuance of common stock..................................           --     99,009,900
  Payment of initial public offering costs..................           --     (2,490,062)
                                                              -----------   ------------
       Net cash provided by (used in) financing
        activities..........................................   (3,056,279)    22,938,961
                                                              -----------   ------------
Net decrease in cash and cash equivalents...................   (1,108,214)      (495,135)
Cash and cash equivalents at beginning of period............    4,759,598      7,002,669
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $ 3,651,384   $  6,507,534
                                                              ===========   ============
Cash paid for interest......................................  $ 6,338,716   $  7,505,899
                                                              ===========   ============
Cash paid for state taxes...................................  $    13,000   $     26,825
                                                              ===========   ============
Supplement disclosure of non-cash investing and financing
  activities:
Financed purchase of equity investment......................  $        --   $  3,000,000
                                                              ===========   ============
Equity investment acquired through the placement of
  advertising air time......................................  $        --   $    108,659
                                                              ===========   ============
Minority interests acquired through issuance of Class A
  common stock..............................................  $        --   $  8,370,064
                                                              ===========   ============
Principal payments on indebtedness through the placement of
  advertising air time......................................  $        --   $    711,377
                                                              ===========   ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the second quarter of 2000 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained on Form 10-K for the year ended December 31, 1999.

  (b) CORPORATE REORGANIZATION

     Prior to February 11, 2000, the Company's radio stations were operated through a series of subchapter S corporations, partnerships and limited liability companies related to one another through common ownership and control. These subchapter S corporations, partnerships and limited liability companies were collectively known as Beasley FM Acquisition Corp. and related companies ("BFMA") through February 10, 2000. The accompanying financial statements reflect the financial position of BFMA at December 31, 1999 and include the results of operations of BFMA from January 1, 2000 to February 10, 2000.

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

     Changes in stockholders' equity from December 31, 1999 to June 30, 2000 are as follows:

                                                                                                            NOTES
                             CLASS A   CLASS B                  ADDITIONAL                                RECEIVABLE
                             COMMON    COMMON      COMMON        PAID-IN      ACCUMULATED    TREASURY        FROM
                              STOCK     STOCK       STOCK        CAPITAL        DEFICIT        STOCK     STOCKHOLDERS
                             -------   -------   -----------   ------------   ------------   ---------   ------------
Balances at December 31,
  1999.....................  $   --    $   --    $ 4,530,352   $ 34,774,928   $(32,818,024)  $(548,600)  $(8,857,977)
Net loss...................      --        --             --             --    (1,897,079)          --            --
Capital contributions......      --        --             --        100,000            --           --            --
Stockholder
  distributions............      --        --             --             --    (2,250,000)          --            --
Loans to stockholders......      --        --             --             --            --           --      (910,263)
                             ------    -------   -----------   ------------   ------------   ---------   -----------
Balances at February 10,
  2000.....................  $   --    $   --    $ 4,530,352   $ 34,874,928   $(36,965,103)  $(548,600)  $(9,768,240)
Distributions to and
  contributions from
  subchapter S corporation
  stockholders in exchange
  for Class B common
  stock....................      --    17,021     (4,530,352)   (33,000,372)   36,965,103      548,600            --
Issuance of Class A common
  stock....................   7,252        --             --     99,002,648            --           --            --
Initial public offering
  costs....................      --        --             --     (2,490,062)           --           --            --
Acquisitions of minority
  interests................      --        --             --      8,370,064            --           --            --
Payments of notes
  receivable from
  stockholders.............      --        --             --             --            --           --     9,768,240
Net loss...................      --        --             --             --   (26,521,768)          --            --
                             ------    -------   -----------   ------------   ------------   ---------   -----------
Balances at June 30,
  2000.....................  $7,252    $17,021   $        --   $106,757,206   $(26,521,768)  $      --   $        --
                             ======    =======   ===========   ============   ============   =========   ===========


                                  NET
                             STOCKHOLDERS'
                                EQUITY
                             -------------
Balances at December 31,
  1999.....................  $ (2,919,321)
Net loss...................    (1,897,079)
Capital contributions......       100,000
Stockholder
  distributions............    (2,250,000)
Loans to stockholders......      (910,263)
                             ------------
Balances at February 10,
  2000.....................  $ (7,876,663)
Distributions to and
  contributions from
  subchapter S corporation
  stockholders in exchange
  for Class B common
  stock....................            --
Issuance of Class A common
  stock....................    99,009,900
Initial public offering
  costs....................    (2,490,062)
Acquisitions of minority
  interests................     8,370,064
Payments of notes
  receivable from
  stockholders.............     9,768,240
Net loss...................   (26,521,768)
                             ------------
Balances at June 30,
  2000.....................  $ 80,259,711
                             ============

                         BEASLEY BROADCAST GROUP, INC.

     Proceeds from the initial public offering, net of underwriters discount of $7,165,100, were used as follows:

Repayment of the revolving credit loan......................  $58,508,421
Repayment of long-term debt, including accrued interest, to
  related parties...........................................   38,228,843
Net repayment of payables and receivables, including accrued
  interest, to related parties..............................    2,272,636
                                                              -----------
Net proceeds................................................  $99,009,900
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

  (d) REVENUE RECOGNITION

     Revenue is recognized as advertising airtime is broadcast and is net of advertising agency commissions.

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

     BFMA had elected to be treated as a subchapter S corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of BFMA were individually responsible for reporting their share of taxable income or loss. Accordingly, no deferred tax assets or liabilities have been reflected in the accompanying balance sheet at December 31, 1999. Pro forma income tax benefit in the accompanying statements of operations from January 1, 1999 to June 30, 1999 includes pro forma income tax benefit computed in accordance with SFAS 109, Accounting for Income Taxes, as if the Company had been subject to Federal and state income taxes for that period.

  (f) EARNINGS PER SHARE

     Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

     Earnings per share from January 1, 1999 to June 30, 1999 and from January 1, 2000 to February 10, 2000 is based on the number of common shares issued immediately prior to the initial public offering.

  (g) STOCK-BASED COMPENSATION

     Stock-based compensation is measured and recognized in accordance with APB Opinion 25, Accounting for Stock Issued to Employees and disclosed in accordance with SFAS 123, Accounting for Stock-Based Compensation.

                         BEASLEY BROADCAST GROUP, INC.

  (h) RECENT ACCOUNTING PRONOUNCEMENTS

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

(2) ACQUISITIONS

  (a) CURRENT ACQUISITIONS

     On January 6, 2000, BFMA acquired the assets of WAEC-AM and WWWE-AM in the Atlanta market for approximately $10.0 million. This acquisition was financed through the Company's revolving credit loan and accounted for by the purchase method of accounting.

     On May 2, 2000, the Company acquired the assets of WRCA-AM in the Boston market for approximately $6.0 million. This acquisition was financed through the Company's revolving credit loan and accounted for by the purchase method of accounting.

     On May 3, 2000 the Company acquired the assets of WRFN-FM and WRDW-AM in the Augusta, Georgia market for approximately $0.8 million. This acquisition was funded by surplus working capital and accounted for by the purchase method of accounting.

     On June 2, 2000 the Company acquired the assets of WHSR-AM and WWNN-AM in the Miami-Ft. Lauderdale market and WSBR-AM in the West Palm Beach market for approximately $18.0 million. This acquisition was financed through the Company's revolving credit loan and accounted for by the purchase method of accounting.

     The aggregate purchase price for the current acquisitions was allocated as follows:

Property and equipment......................................  $ 4,088,173
FCC broadcasting licenses...................................   30,606,827
Goodwill....................................................       85,000
                                                              -----------
                                                              $34,780,000
                                                              ===========

  (b) UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents the results of operations for the three and six months ended June 30, 1999 and 2000, with pro forma adjustments as if the acquisitions of the stations in 1999 and 2000 had occurred prior to January 1 in the prior year.

                         BEASLEY BROADCAST GROUP, INC.

     This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred prior to January 1 in the prior year or of the results that may occur in the future.

                                             COMBINED     CONSOLIDATED    COMBINED     CONSOLIDATED
                                           THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                              ENDED          ENDED          ENDED         ENDED
                                             JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                               1999           2000          1999           2000
                                           ------------   ------------   -----------   ------------
Net revenues.............................  $24,385,668    $27,702,735    $45,867,757   $ 51,553,237
                                           -----------    -----------    -----------   ------------
Costs and expenses:
  Program and production.................    6,293,665      7,011,864     11,789,923     12,970,910
  Sales and advertising..................    6,364,559      7,479,443     12,296,270     13,984,797
  Station general and administrative.....    3,443,317      3,858,161      6,862,824      7,594,815
  Corporate general and administrative...      635,506      1,047,690      1,299,477      2,067,174
  Equity appreciation rights.............           --             --             --      1,173,759
  Depreciation and amortization..........    4,197,936      4,524,618      8,408,222      8,951,574
                                           -----------    -----------    -----------   ------------
          Total costs and expenses.......   20,934,983     23,921,776     40,656,716     46,743,029
     Operating income....................    3,450,685      3,780,959      5,211,041      4,810,208
Other income (expense):
  Interest expense.......................   (3,890,468)    (2,133,698)    (7,956,152)    (5,278,154)
  Other non-operating expenses...........           --        (14,540)      (107,154)       (64,552)
  Interest income........................      137,181         90,110        290,061        273,093
  Other non-operating income.............           --          8,330             --         23,167
                                           -----------    -----------    -----------   ------------
  Income (loss) before income taxes......     (302,602)     1,731,161     (2,562,204)      (236,238)
Income tax expense.......................           --        796,000             --     28,366,000
                                           -----------    -----------    -----------   ------------
  Net income (loss)......................  $  (302,602)   $   935,161    $(2,562,204)  $(28,602,238)
                                           ===========    ===========    ===========   ============
Basic and diluted net income (loss) per
  share..................................  $        --    $      0.04    $        --   $      (1.26)
                                           ===========    ===========    ===========   ============
Pro forma income tax benefit.............  $  (117,000)   $        --    $  (990,000)  $         --
                                           ===========    ===========    ===========   ============
Pro forma net loss.......................  $  (185,602)   $        --    $(1,572,204)  $         --
                                           ===========    ===========    ===========   ============
Pro forma basic and diluted net loss per
  share..................................  $     (0.01)   $        --    $     (0.09)  $         --
                                           ===========    ===========    ===========   ============
Basic common shares outstanding..........   17,423,441     24,273,441     17,423,441     22,730,309
                                           ===========    ===========    ===========   ============
Diluted common shares outstanding........   17,423,441     24,274,689     17,423,441     22,731,293
                                           ===========    ===========    ===========   ============

  (c) PENDING ACQUISITIONS

     On June 2, 2000 the Company entered into an agreement to acquire all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of approximately $137.5 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana.

                         BEASLEY BROADCAST GROUP, INC.

(3) INTANGIBLES

     Intangibles, at cost, is comprised of the following:

                                                                                ESTIMATED
                                                 DECEMBER 31,     JUNE 30,     USEFUL LIVES
                                                     1999           2000         (YEARS)
                                                 ------------   ------------   ------------
FCC broadcasting licenses......................  $157,700,379   $188,307,206      10-15
Goodwill.......................................    16,763,990     25,219,054         15
Advertising base...............................     4,139,251      4,139,251          5
Loan fees......................................     2,975,681      3,097,216          7
Noncompete agreements..........................     1,120,000      1,120,000        2-8
Other intangibles..............................     5,666,932      5,979,822       5-15
                                                 ------------   ------------
                                                  188,366,233    227,862,549
Less accumulated amortization..................   (51,078,942)   (57,918,202)
                                                 ------------   ------------
                                                 $137,287,291   $169,944,347
                                                 ============   ============

     On February 11, 2000, the Company computed the fair value of minority stockholder interests based on the number of shares issued to the stockholders and the estimated net book values of the radio stations at the close of business on February 10, 2000. The computed amount of $8,370,064 was recorded using the purchase method of accounting and is included in goodwill and additional paid-in capital in the accompanying balance sheet at June 30, 2000.

(4) OTHER INVESTMENTS

     In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising airtime. The Company will earn these shares as advertisements are placed over the term of the agreement. For the three and six months ended June 30, 2000, eTour, Inc. had placed advertising airtime totaling approximately $109,000 and the Company had earned approximately 27,000 shares. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

     On January 14, 2000, the Company purchased 600,000 shares of common stock of FindWhat.com in exchange for a $3.0 million promissory note. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

     On April 4, 2000, the Company purchased 5,394 shares of preferred stock of iBiquity Digital for $50,002. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

(5) LONG-TERM DEBT

     At June 30, 2000, the maximum commitment under the revolving credit loan is $150.0 million and the outstanding balance is $102.2 million. The loan bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. At December 31, 1999 and June 30, 2000, the revolving credit loan carried interest at an average rate of 7.95% and 7.81%, respectively. Interest is generally payable monthly. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the revolving credit loan. The Company has entered into interest rate hedge agreements as discussed in note 8. The loan agreement includes restrictive covenants and requires the Company to maintain

                         BEASLEY BROADCAST GROUP, INC.

certain financial ratios. The restrictive covenants include limiting distributions to stockholders to amounts required to pay individual income taxes on earnings from BFMA. The loan is secured by substantially all assets of the Company.

     On January 14, 2000, Beasley Internet Ventures, LLC, an indirect wholly-owned subsidiary of the Company, executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising airtime as specified in the loan agreement and a related advertising agreement with FindWhat.com. At June 30, 2000, the outstanding principal amount has been reduced by approximately $711,000 through the placement of advertising airtime. The note is guaranteed by BFMA.

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

(6) RELATED PARTY TRANSACTIONS

     BFMA had a management agreement with Beasley Broadcasting Management Corp., an affiliate of BFMA's principal stockholder, George G. Beasley. For the three and six months ended June 30, 1999, management fee expense under the agreement was approximately $636,000 and $1,299,000, respectively. From January 1, 2000 to February 10, 2000, management fee expense under the agreement was approximately $447,000.

     The Company leases certain office space from its principal stockholder, George G. Beasley. For the three and six months ended June 30, 1999, rental expense paid to Mr. Beasley was approximately $23,000 and $46,000, respectively. For the three and six months ended June 30, 2000, rental expense paid to Mr. Beasley was approximately $24,000 and $48,000, respectively.

     Distributions to stockholders of BFMA during the three and six months ended June 30, 1999 were approximately $2,967,000. From January 1, 2000 to February 10, 2000, distributions to stockholders of BFMA were approximately $2,250,000.

     Notes receivable from related parties were repaid in full on February 16, 2000.

     Notes payable to related parties bore interest at 7.67% to 9.25% and were repaid in full on February 16, 2000. For the three and six months ended June 30, 1999, interest expense on notes payable to related parties was approximately $210,000 and $371,000, respectively. From January 1, 2000 to February 16, 2000, interest expense on notes payable to related parties was approximately $80,000.

     Notes receivable from stockholders bore interest at 9.25% and were repaid in full on February 16, 2000. For the three and six months ended June 30, 1999, interest income on notes receivable from related parties was approximately $69,000 and $169,000, respectively. From January 1, 2000 to February 16, 2000, interest income on notes receivable from related parties was approximately $135,000.

                         BEASLEY BROADCAST GROUP, INC.

     The Company has reached a set of agreements to sell its radio towers and related real estate assets to Beasley Family Towers, Inc. (BFT) for approximately $5,100,000. No material gain or loss is expected to be recognized. In conjunction with this sale, the agreements provide for the Company to enter into long-term agreements to leaseback the towers from BFT.

(7) COMMITMENTS AND CONTINGENCIES

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three and six months ended June 30, 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $598,000 and $950,000, respectively. For the three and six months ended June 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,548,000 and $1,918,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. For the three and six months ended June 30, 1999, the Company paid additional interest of approximately $39,000 and $63,000, respectively. For the three and six months ended June 30, 2000, the Company received additional interest of approximately $44,000 and $88,000, respectively. The amount paid is based on the differential between the specified rate of the swap agreements and the variable interest rate of the revolving credit loan.

(9) INCOME TAXES

     Income tax expense (benefit) from continuing operations is as follows:

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------    --------------------------
                                                1999            2000          1999           2000
                                            -------------    ----------    -----------    -----------
                                             (PRO FORMA)                   (PRO FORMA)
Federal:
  Current.................................    $ 372,000       $765,000      $ 366,000     $   765,000
  Deferred................................     (332,000)       (87,000)      (917,000)     22,554,000
                                              ---------       --------      ---------     -----------
                                                 40,000        678,000       (551,000)     23,319,000
State:
  Current.................................       82,000        169,000         81,000         169,000
  Deferred................................      (74,000)       (19,000)      (203,000)      4,993,000
                                              ---------       --------      ---------     -----------
                                                  8,000        150,000       (122,000)      5,162,000
                                              ---------       --------      ---------     -----------
                                              $  48,000       $828,000      $(673,000)    $28,481,000
                                              =========       ========      =========     ===========

                         BEASLEY BROADCAST GROUP, INC.

     Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net income
(loss) as follows:

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------    --------------------------
                                                1999            2000          1999           2000
                                            -------------    ----------    -----------    -----------
                                             (PRO FORMA)                   (PRO FORMA)
Expected pro forma tax expense
  (benefit)...............................     $26,000        $617,000      $(627,000)    $    21,000
State income taxes, net of federal
  benefit.................................       5,000          84,000        (80,000)          3,000
Establishment of deferred tax assets and
  liabilities upon conversion from a
  subchapter S to a subchapter C
  corporation on February 11, 2000........          --              --             --      28,297,000
Non-deductible amortization of minority
  interest acquisitions...................          --          86,000             --          86,000
Other.....................................      17,000          41,000         34,000          74,000
                                               -------        --------      ---------     -----------
                                               $48,000        $828,000      $(673,000)    $28,481,000
                                               =======        ========      =========     ===========

     Temporary differences that give rise to the components of deferred tax assets and liabilities, at December 31, 1999 and June 30, 2000 are as follows:

                                                               1999           2000
                                                           ------------   ------------
                                                           (PRO FORMA)
Allowance for doubtful accounts..........................  $  2,623,000   $    133,000
Accrued interest on notes receivable from related
  parties................................................     1,457,000             --
Notes receivable from related parties....................       478,000             --
                                                           ------------   ------------
  Gross deferred tax assets..............................     4,558,000        133,000
Intangibles..............................................   (27,929,000)   (26,678,000)
Property and equipment...................................    (1,113,000)    (1,003,000)
                                                           ------------   ------------
  Gross deferred tax liabilities.........................   (29,042,000)   (27,681,000)
                                                           ------------   ------------
  Net deferred tax liabilities...........................   (24,484,000)   (27,548,000)
                                                           ============   ============

(10) SEGMENT INFORMATION

     Segment information is as follows:

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                1999           2000          1999          2000
                                            ------------   ------------   -----------   -----------
Net revenues:
  Radio Group One.........................  $14,017,402    $16,835,399    $26,910,426   $31,220,925
  Radio Group Two.........................    8,988,648     10,245,519     16,239,240    18,646,798
                                            -----------    -----------    -----------   -----------
  Total...................................   23,006,050     27,080,918     43,149,666    49,867,723
                                            -----------    -----------    -----------   -----------
Broadcast cash flow:
  Radio Group One.........................  $ 4,613,185    $ 5,098,263    $ 8,617,937   $ 9,348,497
  Radio Group Two.........................    2,763,676      3,814,417      4,450,457     6,505,274
                                            -----------    -----------    -----------   -----------
  Total...................................    7,376,861      8,912,680     13,068,394    15,853,771
                                            -----------    -----------    -----------   -----------

                         BEASLEY BROADCAST GROUP, INC.

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                1999           2000          1999          2000
                                            ------------   ------------   -----------   -----------
Reconciliation to income (loss) before
  income taxes:
Corporate general and administrative
  expenses................................  $  (635,506)   $(1,047,690)   $(1,299,477)  $(2,067,174)
Equity appreciation rights................           --             --             --    (1,173,759)
Depreciation and amortization.............   (3,588,769)    (4,273,785)    (7,189,889)   (8,258,992)
Interest expense..........................   (3,214,718)    (1,860,348)    (6,604,652)   (4,523,401)
Other non-operating income................      137,181         83,900        182,907       231,708
                                            -----------    -----------    -----------   -----------
Income (loss) before income taxes.........  $    75,049    $ 1,814,757    $(1,842,717)  $    62,153
                                            ===========    ===========    ===========   ===========

     Radio Group One includes radio stations located in Miami-Ft. Lauderdale, Ft. Myers-Naples, Fl, Greenville-New Bern-Jacksonville, NC and West Palm Beach, FL. Radio Group Two includes radio stations located in Philadelphia, PA, Fayetteville, NC, Augusta, GA, Atlanta, GA and Boston, MA.

     Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights expenses and depreciation and amortization.

(11) EQUITY PLAN

     On February 11, 2000, the Company adopted The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the "Equity Plan"). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Equity Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. On May 9, 2000, the Company granted 25,000 stock options with an exercise price per share equal to the closing stock price on that date. The issued stock options generally vest ratably over four years, however some contain performance-related provisions that may delay vesting beyond four years. Under the Equity Plan, a variety of compensation awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits may be granted to selected officers, employees, consultants and directors. The Equity Plan is administered by a committee of independent directors.

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

     In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize our use of trade agreements and during the past five years have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow. However, we expect barter revenues to increase as a percentage of our gross revenues and barter related broadcast cash flow to increase as a percentage of our broadcast cash flow due to our investments in eTour, Inc. and FindWhat.com.

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

     For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38.62%, applied to income before income taxes.

RECENTLY COMPLETED AND PENDING ACQUISITIONS

     On June 2, 2000, we purchased two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market for approximately $18.0 million. The acquisition was financed through our credit facility.

     Additionally, we have agreed to acquire three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $137.5 million. We intend to finance these acquisitions through the increased capacity of our credit facility that we are currently renegotiating. If we are unable to renegotiate our credit facility on acceptable terms, we will need to finance these acquisitions through alternative means. The consummation of these acquisitions is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions are customary for transactions of this type, these conditions may not be satisfied.

RESULTS OF OPERATIONS

     Several factors have affected our results of operations in the three and six months ended June 30, 2000 that did not affect the comparable periods of the previous year. First, we redeemed, for cash, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well suited to public companies. In connection with this redemption, we recorded an expense of approximately $606,000 and $1,174,000 in the fourth quarter of 1999 and first quarter of 2000, respectively. Second, in connection with our recent reorganization, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

     Additionally, corporate general and administrative expenses have increased as we incur the reporting and compliance costs of operating as a public company.

     In 1997, we entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term, which began in 1997. The contracts require us to pay fees and to provide commercial advertising and other considerations. At December 31, 1999, remaining payments of fees are as follows: $8.5 million in 2000, $8.8 million in 2001 and $359,000 in 2002. For the years ended December 31, 1997, 1998 and 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $2,882,000, $3,617,000 and $2,770,000, respectively. Unless we are able to generate significantly more revenues under these contracts in the future, they are likely to have a material adverse effect on our results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     Net Revenue. Net revenue increased 17.7% to $27.1 million for the three months ended June 30, 2000 from $23.0 million for three months ended June 30, 1999. The increase was primarily due to the revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale market. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, net revenues increased 13.6% to $27.7 million for the three months ended June 30, 2000 from $24.4 million for three months ended June 30, 1999.

     Station Operating Expenses. Station operating expenses increased 16.2% to $18.2 million for the three months ended June 30, 2000 from $15.6 million for three months ended June 30, 1999. The increase was primarily due to increased station operating expenses related to the radio broadcast rights for the Florida Marlins sports franchise and the University of Miami Hurricanes football team at WQAM-AM in Miami-Ft. Lauderdale. The increase was also due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues; however, station operating expenses decreased at WTEL-AM in Philadelphia due to programming changes. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, station operating expenses increased 14.4% to $18.4 million for the three months ended June 30, 2000 from $16.1 million for three months ended June 30, 1999.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 64.9% to $1.0 million for the three months ended June 30, 2000 from $0.6 million for three months ended June 30, 1999. The increase was primarily due to additional reporting and compliance costs of operating as a public company.

     Depreciation and Amortization. Depreciation and amortization increased 19.1% to $4.3 million for the three months ended June 30, 2000 from $3.6 million for three months ended June 30, 1999. The increase was primarily due to additional amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

     Interest Expense. Interest expense decreased 42.1% to $1.9 million for the three months ended June 30, 2000 from $3.2 million for three months ended June 30, 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense during the three months ended June 30, 2000 due to financing the radio station acquisitions in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach with borrowings from our credit facility.

     Broadcast Cash Flow. Broadcast cash flow increased 20.8% to $8.9 million for the three months ended June 30, 2000 from $7.4 million for three months ended June 30, 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations. On a same station basis, broadcast cash flow increased 12.1% to $9.3 million for the three months ended June 30, 2000 from $8.3 million for three months ended June 30, 1999.

     Income Before Income Taxes. We experienced income before income taxes of $1.8 million for the three months ended June 30, 2000 versus income before pro forma income taxes of $0.1 million for three months ended June 30, 1999. The increase was primarily due to the additional income before income taxes generated through the revenue growth, increased operating efficiencies at most of our existing radio stations and a decrease in interest expense due to reduced borrowings from our credit facility. This increase was partially offset by the increase in amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

     Net Income. Net income for the three months ended June 30, 2000 was $1.0 million compared to a pro forma net income of $27,000 for three months ended June 30, 1999. The increase was primarily due to the additional net income generated through the revenue growth and increased operating efficiencies at most of our existing radio stations as well as the decrease in interest expense due to reduced borrowings from our credit facility. This increase was partially offset by the increase in amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Net Revenue. Net revenue increased 15.6% to $49.9 million for the six months ended June 30, 2000 from $43.1 million for six months ended March 31, 1999. The increase was primarily due to the revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale market. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, net revenues increased 12.4% to $51.6 million for the six months ended June 30, 2000 from $45.9 million for six months ended June 30, 1999.

     Station Operating Expenses. Station operating expenses increased 13.1% to $34.0 million for the six months ended June 30, 2000 from $30.1 million for six months ended June 30, 1999. The increase was primarily due to increased station operating expenses related to the radio broadcast rights for the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises and the University of Miami Hurricanes football team at WQAM-AM in Miami-Ft. Lauderdale. The increase was also due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues; however, station operating expenses decreased at WTEL-AM in Philadelphia due to programming changes. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, station operating expenses increased 11.7% to $34.6 million for the six months ended June 30, 2000 from $30.9 million for six months ended June 30, 1999.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 59.1% to $2.1 million for the six months ended June 30, 2000 from $1.3 million for six months ended June 30, 1999. The increase was primarily due to additional reporting and compliance costs of operating as a public company.

     Depreciation and Amortization. Depreciation and amortization increased 14.9% to $8.3 million for the six months ended June 30, 2000 from $7.2 million for six months ended June 30, 1999. The increase was primarily due to additional amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

     Interest Expense. Interest expense decreased 31.5% to $4.5 million for the six months ended June 30, 2000 from $6.6 million for six months ended June 30, 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense during the six months ended June 30, 2000 due to financing the radio station acquisitions in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach with borrowings from our credit facility.

     Broadcast Cash Flow. Broadcast cash flow increased 21.3% to $15.9 million for the six months ended June 30, 2000 from $13.1 million for six months ended June 30, 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations. On a same station basis, broadcast cash flow increased 13.8% to $17.0 million for the six months ended June 30, 2000 from $15.0 million for six months ended June 30, 1999.

     Income (Loss) Before Income Taxes. We experienced income before income taxes of $0.1 million for the six months ended June 30, 2000 versus a loss before pro forma income taxes of $1.8 million for six months ended June 30, 1999. The increase was primarily due to the additional income before income taxes generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and a decrease in interest expense due to reduced borrowings from our credit facility. The revenue growth and increased operating efficiencies were partially offset by the redemption of equity appreciation rights for $1.2 million and the increase in amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

     Net Loss. Net loss for the six months ended June 30, 2000 was $28.4 million compared to a pro forma net loss of $1.2 million for six months ended June 30, 1999. The decrease was primarily due to the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations and the $1.2 million redemption of equity appreciation rights as a result of the initial public offering and corporate reorganization. The net loss for the six months ended June 30, 2000 was partially offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, the decrease in interest expense due to reduced borrowings from our credit facility and the increase in amortization and depreciation expense associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

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

     We used approximately $58.5 million of the net proceeds from our initial public offering to pay down debt on our credit facility, which increased the availability of cash to fund future acquisitions, including the recently completed and pending acquisitions, and other general corporate purposes. We also used approximately $40.5 million of the proceeds of our initial public offering to repay the indebtedness owed to our Chairman and Chief Executive Officer, George G. Beasley, and affiliated companies. The repayment of approximately $40.5 million is net of the repayment at the closing of the initial public offering of approximately $10.3 million owed to us by members of the Beasley family.

     At June 30, 2000, we held $6.5 million in cash and cash equivalents and had $47.8 million in availability under our credit facility. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months. Under our credit facility, we can currently borrow up to $150.0 million, subject to compliance with financial ratios and other restrictive covenants. We are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same.

     Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.2 million and $3.0 million for the six months ended June 30, 1999 and 2000, respectively. The change was primarily due to the redemption of equity appreciation rights totaling $1.2 million, which was offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and the decrease in interest expense due to reduced borrowings from our credit facility.

     Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $1.2 million and $26.4 million for the six months ended June 30, 1999 and 2000, respectively. The change was partially due to loans to the former S corporation stockholders and the subsequent repayment of these loans and all other outstanding notes receivable from related parties and stockholders as a result of our initial public offering. The change was also partially due to the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets and expenditures for property and equipment.

     Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $3.1 million for the six months ended June 30, 1999 compared to net cash provided by financing activities of $22.9 million for the six months ended June 30, 2000. The change was partially due to distributions made to the former S corporation stockholders prior to our initial public offering. The change was also partially due to the proceeds from our initial public offering, less related costs, which were used for repayment of approximately $58.5 million of the credit facility and all outstanding notes payable to related parties. The change was also partially due to additional borrowings from our credit facility to complete the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

     Credit Facility. On August 11, 1999, we entered into an amendment to our credit agreement with the Bank of Montreal, Chicago Branch, as agent, and with our syndicate of commercial lenders. The amendment to our credit agreement provides for a maximum revolving loan and letter of credit commitment of $150.0 million.

     At June 30, 2000, the scheduled reductions of the amended maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

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

     At June 30, 2000, we had an outstanding balance under our credit facility of approximately $102.2 million and availability under our credit facility of $47.8 million for future acquisitions and other corporate purposes.

     At June 30, 2000, the weighted average annual interest rate applicable to our credit facility was approximately 7.81%. The credit facility expires on December 31, 2006.

     We must pay to Bank of Montreal, Chicago Branch, as agent, on a quarterly basis, an unused commitment fee. The commitment fee is a maximum of 0.5% multiplied by the average of the daily excess of the maximum revolving loan and letter of credit commitment, currently $150.0 million, over the outstanding principal balance and letter of credit usage for the preceding quarter. For the three and six months ended June 30, 2000, our unused commitment fee was approximately $54,000 and $106,000, respectively.

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

     - make overhead expenditures;

     - enter sale and leaseback transactions;

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

     - Maximum Total Debt Test. For the period through June 30, 2000, our total debt as of the last day of a fiscal quarter must not have exceeded 5.75 times our operating cash flow for the four-quarter period ending on that day. For the period of July 1, 2000 through December 31, 2001, the required maximum ratio is 5.5 times. For each twelve-month period after December 31, 2001, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2005, the maximum ratio is 3.5 times.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. At December 31, 1999, $124.7 million was outstanding under our credit facility. On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our credit facility. At June 30, 2000, $102.2 million was outstanding under our credit facility. We are currently negotiating an increase in the maximum commitment and a revision to the scheduled reductions of the maximum commitment. Other terms of the credit facility are expected to remain substantially the same. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

     To manage interest rate risk associated with our credit agreement, we have entered into interest rate swap and collar agreements.

     An interest rate swap is a combined series of forward rate agreements calling for exchange of interest payments on a number of specified future dates. We have purchased one interest rate swap. Under this agreement, we pay a fixed rate of 5.82%, on the notional amount, and the other party pays to us a variable amount rate equal to the three-month LIBOR on a quarterly basis.

     An interest rate collar is the combined purchase and sale of an interest rate cap and an interest rate floor so as to keep interest rate exposure within a defined range. We have purchased one interest rate collar. Under this agreement, our base LIBOR cannot exceed 8% and our base LIBOR cannot fall below 6.69%

     Notional amounts are used to calculate the contractual payments to be exchanged under the contract. At December 31, 1999, the notional amount upon maturity of our swap and collar agreements then outstanding was approximately $50.0 million. At June 30, 2000, the notional amount upon maturity of our swap and collar agreements is approximately $30.0 million.

     Our collar and swap agreements are summarized in the following chart:

                                                                                          ESTIMATED
                                      NOTIONAL                             EXPIRATION       FAIR
             AGREEMENT                 AMOUNT      FLOOR   CAP   SWAP         DATE          VALUE
             ---------               -----------   -----   ---   -----   --------------   ---------
Interest rate swap.................  $10,000,000     --    --     5.82%  September 2001   $102,000
Interest rate collar...............   20,000,000   6.69%    8%      --   May 2002               --

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

     On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins counter sued for breach of contract. We intend to pursue our legal action against the Marlins and seek dismissal of their counter suit. We cannot yet determine the outcome of these lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
 2.1*    Asset Purchase Agreement of Radio Station WRCA-AM in
         Waltham, Massachusetts, dated December 31, 1999.
 2.2*    Asset Purchase Agreement of Radio Stations WWNN-AM and
         WHSR-AM in Pompano Beach, Florida and WSBR-AM in Boca Raton,
         Florida, dated December 30, 1999.
 2.3**   Equity Interest Purchase Agreement of Radio Stations
         KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and
         WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana,
         dated June 2, 2000.
 3.1     Second Amended and Restated Bylaws of the Registrant.
10.1*    Credit Agreement between Beasley FM Acquisition Corp. and
         affiliated entities and the Bank of Montreal, Chicago
         Branch, as agent dated March 30, 1998.
10.2*    First Amendment to the Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and the Bank of
         Montreal, Chicago Branch, as agent dated August 11, 1999.
10.3*    Second Amendment to the Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and the Bank of
         Montreal, Chicago Branch, as agent dated December 30, 1999.
10.4*    Third Amendment to Credit Facility between Beasley FM
         Acquisition Corp. and affiliated entities and Bank of
         Montreal, Chicago Branch, as agent, dated February 8, 2000.

EXHIBIT
NUMBER                           DESCRIPTION
-------  ------------------------------------------------------------
10.5*    Form of Agreement of Sale of Four Communications Towers
         between Beasley FM Acquisition Corp. and Beasley Family
         Towers, Inc.
10.6*    Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern North Carolina, Inc. and
         Beasley Family Towers, Inc.
10.7*    Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of New Jersey, Inc. and Beasley Family
         Towers, Inc.
10.8*    Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern Pennsylvania, Inc. and
         Beasley Family Towers, Inc.
10.9*    Form of Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Coastal Carolina, Inc. and Beasley
         Family Towers, Inc.
10.10*   Form of Agreement of Sale of a Communications Tower between
         Beasley Reed Acquisition Partnership and Beasley Family
         Towers, Inc.
10.11*   Form of Agreement of Sale of Three Communications Towers
         between Beasley FM Acquisition Corp. and Beasley Family
         Towers, Inc.
21.1     Subsidiaries of the Company.
27.1     Financial Data Schedule.

---------------
* Incorporated by reference to Beasley Broadcast Groups Registration Statement on Form S-1 (333-91683).

** Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Current
   Report on Form 8-K dated June 2, 2000 (0-29253).

(b) Reports on Form 8-K. The following report on Form 8-K was filed during the three month period ended June 30, 2000.

    On June 14, 2000 a report on Form 8-K was filed reporting an Equity Interest Purchase Agreement entered into by Beasley Broadcast Group, Inc. and Centennial Broadcasting and the appointment of a new director to the Beasley Broadcast Group, Inc.'s Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 2000                              BEASLEY BROADCAST GROUP, INC.

                                                 /s/ GEORGE G. BEASLEY
                                          --------------------------------------
                                          Name: George G. Beasley
                                          Title:  Chairman of the Board and
                                                  Chief Executive Officer

Date:  August 2, 2000

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