Form 10-Q
period 2000-09-30
BEASLEY BROADCAST GROUP INC
filed 2000-11-08
CIK 1099160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-29253

                          BEASLEY BROADCAST GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                         65-0960915
                --------------                ----------------------
                  (State of                     (I.R.S. Employer
                Incorporation)                Identification Number)


                          3033 RIVIERA DRIVE, SUITE 200
                              NAPLES, FLORIDA 34103
              -----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


                                 (941) 263-5000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

        Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of November 7, 2000

        Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of November 7, 2000

================================================================================

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)..............................     1

        Balance Sheets of Beasley Broadcast Group, Inc. as of
        December 31, 1999 and September 30, 2000......................     1

        Statements of Operations of Beasley Broadcast Group, Inc.
        for the Three and Nine Months Ended September 30, 1999 and
        September 30, 2000............................................     2

        Statements of Cash Flows of Beasley Broadcast Group, Inc.
        for the Nine Months Ended September 30, 1999 and
        September 30, 2000............................................     3

        Notes to Financial Statements.................................     4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................    13

Item 3. Quantitative and Qualitative Disclosures About Market Risk....    19

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.............................................    21

Item 2. Changes in Securities and Use of Proceeds.....................    21

Item 3. Defaults Upon Senior Securities...............................    21

Item 4. Submission of Matters to a Vote of Security Holders...........    21

Item 5. Other Information.............................................    21

Item 6. Exhibits and Reports on Form 8-K..............................    21

SIGNATURES............................................................    23

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          BEASLEY BROADCAST GROUP, INC.

                                 BALANCE SHEETS

                                                                        COMBINED          CONSOLIDATED
                                                                      DECEMBER 31,        SEPTEMBER 30,
                                                                          1999                2000
                                                                      -------------       -------------
                                                                                 (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................      $   7,002,669       $   7,327,130
  Accounts receivable, less allowance for doubtful accounts
     of $560,282 in 1999 and $480,323 in 2000 ..................         19,915,098          18,387,461
  Trade sales receivable .......................................            735,607           1,141,358
  Other receivables ............................................            676,478             949,443
  Prepaid expenses and other ...................................          1,918,223           2,121,108
  Deferred tax assets ..........................................                 --             140,000
                                                                      -------------       -------------
     Total current assets ......................................         30,248,075          30,066,500
Property and equipment, net ....................................         15,773,175          19,355,241
Notes receivable from related parties ..........................            556,796                  --
Intangibles, net ...............................................        137,287,291         168,884,425
Other investments ..............................................                 --           3,542,481
Other assets ...................................................          1,995,819           2,343,494
                                                                      -------------       -------------
     Total assets ..............................................      $ 185,861,156       $ 224,192,141
                                                                      =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt .......................      $     166,319       $       8,188
  Notes payable to related parties .............................         10,447,454                  --
  Accounts payable .............................................          5,027,145           3,485,240
  Accrued expenses .............................................          9,213,133           7,742,838
  Trade sales payable ..........................................            970,108             882,424
                                                                      -------------       -------------
     Total current liabilities .................................         25,824,159          12,118,690
Long-term debt, less current installments ......................        125,680,696         103,967,839
Long-term debt to related parties ..............................         37,275,622                  --
Deferred tax liabilities .......................................                 --          27,169,000
                                                                      -------------       -------------
     Total liabilities .........................................        188,780,477         143,255,529
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, none issued ......................................                 --                  --
Class A common stock, $.001 par value, 150,000,000 shares
  authorized, 7,252,068 issued and outstanding .................                 --               7,252
Class B common stock, $.001 par value, 75,000,000 shares
  authorized, 17,021,373 issued and outstanding ................                 --              17,021
Common stock ...................................................          4,530,352                  --
Additional paid-in capital .....................................         34,774,928         106,654,030
Accumulated deficit ............................................        (32,818,024)        (25,741,691)
Treasury stock .................................................           (548,600)                 --
                                                                      -------------       -------------
Stockholders' equity ...........................................          5,938,656          80,936,612
Notes receivable from stockholders .............................         (8,857,977)                 --
                                                                      -------------       -------------
Net stockholders' equity (deficit) .............................         (2,919,321)         80,936,612
                                                                      -------------       -------------
     Total liabilities and stockholders' equity (deficit) ......      $ 185,861,156       $ 224,192,141
                                                                      =============       =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                 COMBINED         CONSOLIDATED         COMBINED         CONSOLIDATED
                                               THREE MONTHS       THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                   ENDED              ENDED              ENDED              ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                   1999               2000               1999               2000
                                               ------------       ------------       ------------       ------------
                                                         (UNAUDITED)                           (UNAUDITED)
Net revenues ............................      $ 24,302,842       $ 28,032,797       $ 67,452,508       $ 77,900,520
                                               ------------       ------------       ------------       ------------
Costs and expenses:
  Program and production ................         8,253,123          8,129,023         19,813,572         20,966,406
  Sales and advertising .................         6,316,024          6,425,430         18,449,906         20,295,787
  Station general and administrative ....         3,654,335          4,284,210         10,041,276         11,590,422
  Corporate general and administrative...           635,502            922,834          1,934,979          2,990,008
  Equity appreciation rights ............                --                 --                 --          1,173,759
  Depreciation and amortization .........         4,634,003          4,662,574         11,823,892         12,921,566
                                               ------------       ------------       ------------       ------------
     Total costs and expenses ...........        23,492,987         24,424,071         62,063,625         69,937,948
     Operating income ...................           809,855          3,608,726          5,388,883          7,962,572
Other income (expense):
  Interest expense ......................        (3,357,694)        (2,093,204)        (9,962,346)        (6,616,605)
  Other non-operating expenses ..........          (135,917)          (200,000)          (243,071)          (264,552)
  Interest income .......................           424,416            101,111            714,477            374,204
  Other non-operating income ............                --             14,444                 --             37,611
                                               ------------       ------------       ------------       ------------
     Income (loss) before income taxes ..        (2,259,340)         1,431,077         (4,102,057)         1,493,230
Income tax expense ......................                --            651,000                 --         29,132,000
                                               ------------       ------------       ------------       ------------
     Net income (loss) ..................      $ (2,259,340)      $    780,077       $ (4,102,057)      $(27,638,770)
                                               ============       ============       ============       ============
Basic and diluted net income (loss)
  per share .............................      $      (0.13)      $       0.03       $      (0.24)      $      (1.19)
                                               ============       ============       ============       ============

Pro forma income tax benefit ............      $   (859,000)      $         --       $ (1,532,000)      $         --
                                               ============       ============       ============       ============
Pro forma net loss ......................      $ (1,400,340)      $         --       $ (2,570,057)      $         --
                                               ============       ============       ============       ============
Pro forma basic and diluted net
  loss per share ........................      $      (0.08)      $         --       $      (0.15)      $         --
                                               ============       ============       ============       ============
Basic common shares outstanding .........        17,423,441         24,273,441         17,423,441         23,248,441
                                               ============       ============       ============       ============
Diluted common shares outstanding .......        17,423,441         24,277,624         17,423,441         23,248,441
                                               ============       ============       ============       ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   COMBINED         CONSOLIDATED
                                                                  NINE MONTHS        NINE MONTHS
                                                                     ENDED              ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                     1999                2000
                                                                 -------------       -------------
                                                                            (UNAUDITED)
Cash flows from operating activities:
  Net loss ................................................      $  (4,102,057)      $ (27,638,770)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Depreciation and amortization ...........................         11,823,892          12,921,566
  Change in assets and liabilities net of effects of
     acquisitions of radio stations:
     Increase in receivables ..............................           (117,972)           (926,336)
     Increase in prepaid expense and other ................         (1,317,212)           (202,885)
     Increase in other assets .............................           (351,212)           (660,565)
     Increase (decrease) in accounts payables and
       accrued expenses ...................................          1,449,628          (3,099,884)
     Increase in deferred tax liabilities .................                 --          27,029,000
                                                                 -------------       -------------
       Net cash provided by operating activities ..........          7,385,067           7,422,126
                                                                 -------------       -------------
Cash flows from investing activities:
  Expenditures for property and equipment .................         (1,470,830)         (1,744,620)
  Payments for acquisitions of radio stations .............                 --         (34,780,000)
  Payment for purchase of equity investment ...............                 --             (50,002)
  Payments from related parties ...........................                 --             556,796
  Loans to stockholders ...................................           (550,108)           (910,263)
  Payments from stockholders ..............................                 --           9,768,240
                                                                 -------------       -------------
       Net cash used in investing activities ..............         (2,020,938)        (27,159,849)
                                                                 -------------       -------------
Cash flows from financing activities:
  Proceeds from issuance of indebtedness ..................             69,729         138,300,523
  Principal payments on indebtedness ......................           (129,442)       (161,888,733)
  Principal payments on related party notes ...............                 --         (47,723,076)
  Payments for loan fees ..................................                 --          (2,893,192)
  Capital contributions ...................................                 --             100,000
  Stockholders distributions ..............................         (4,306,351)         (2,250,000)
  Issuance of common stock ................................                 --          99,009,900
  Payments for initial public offering costs ..............                 --          (2,593,238)
                                                                 -------------       -------------
       Net cash provided by (used in) financing
         activities .......................................         (4,366,064)         20,062,184
                                                                 -------------       -------------
Net increase in cash and cash equivalents .................            998,065             324,461
Cash and cash equivalents at beginning of period ..........          4,759,598           7,002,669
                                                                 -------------       -------------
Cash and cash equivalents at end of period ................      $   5,757,663       $   7,327,130
                                                                 =============       =============
Cash paid for interest ....................................      $   6,799,000       $   9,880,801
                                                                 =============       =============
Cash paid for state taxes .................................      $      25,000       $      26,825
                                                                 =============       =============
Supplement disclosure of non-cash investing and
  financing activities:
Financed purchase of equity investment ....................      $          --       $   3,000,000
                                                                 =============       =============
Equity investment acquired through the placement of
  advertising airtime .....................................      $          --       $     492,479
                                                                 =============       =============
Minority interests acquired through issuance of Class A
  common stock ............................................      $          --       $   8,370,064
                                                                 =============       =============
Principal payments on indebtedness through the placement
  of advertising airtime ..................................      $          --       $   1,282,778
                                                                 =============       =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          BEASLEY BROADCAST GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) INTERIM FINANCIAL STATEMENTS

    In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the third quarter of 2000 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained on Form 10-K for the year ended December 31, 1999.

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

    Changes in stockholders' equity (deficit) from December 31, 1999 to September 30, 2000 are as follows:

                                                                                                           NOTES
                              CLASS A   CLASS B                 ADDITIONAL                              RECEIVABLE        NET
                              COMMON    COMMON      COMMON        PAID-IN      ACCUMULATED  TREASURY       FROM      STOCKHOLDERS'
                               STOCK     STOCK       STOCK        CAPITAL        DEFICIT      STOCK    STOCKHOLDERS EQUITY (DEFICIT)
                             --------  --------  ------------ -------------  ------------- ----------  ------------ ----------------
Balances as of December 31,
  1999....................   $     --  $     --  $ 4,530,352  $  34,774,928  $(32,818,024) $ (548,600) $(8,857,977) $ (2,919,321)
Net loss..................         --        --           --             --    (1,897,079)         --           --    (1,897,079)
Capital contributions.....         --        --           --        100,000            --          --           --       100,000
Stockholder distributions.         --        --           --             --    (2,250,000)         --           --    (2,250,000)
Loans to stockholders.....         --        --           --             --            --          --     (910,263)     (910,263)
                              -------  --------  -----------  -------------  ------------  ----------  -----------  ------------
Balances as of February 10,
  2000....................   $     --  $     --  $ 4,530,352  $  34,874,928  $(36,965,103) $ (548,600) $(9,768,240) $ (7,876,663)
Distributions to and
  contributions from
  subchapter S corporation
  stockholders in exchange
  for Class B common stock         --    17,021   (4,530,352)   (33,000,372)   36,965,103     548,600           --            --
Issuance of Class A common
  stock...................      7,252        --           --     99,002,648            --          --           --    99,009,900
Initial public offering
  costs...................         --        --           --     (2,593,238)           --          --           --    (2,593,238)
Acquisitions of minority
  interests...............         --        --           --      8,370,064            --          --           --     8,370,064
Payments of notes
 receivable from
 stockholders.............         --        --           --             --            --          --    9,768,240     9,768,240
Net loss..................         --        --           --             --   (25,741,691)         --           --   (25,741,691)
                              -------  --------  -----------  -------------  ------------  ----------  -----------  ------------
Balances as of September
  30, 2000                   $  7,252  $ 17,021  $        --  $ 106,654,030  $(25,741,691) $       --  $        --  $ 80,936,612
                             ========  ========  ===========  =============  ============  ==========  ===========  ============

                          BEASLEY BROADCAST GROUP, INC.

    Proceeds from the initial public offering, net of underwriters discount of $7,165,100, were used as follows:

         Repayment of the revolving credit loan ..............    $58,508,421
         Repayment of long-term debt, including accrued
           interest, to related parties ......................     38,228,843
         Net repayment of payables and receivables, including
           accrued interest, to related parties ..............      2,272,636
                                                                  -----------
         Net proceeds.........................................    $99,009,900
                                                                  ===========

(c) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on the credit facility. Interest differentials are recorded as adjustments to interest expense in the period they occur.

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

    BFMA had elected to be treated as a subchapter S corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of BFMA were individually responsible for reporting their share of taxable income or loss. Accordingly, no deferred tax assets or liabilities have been reflected in the accompanying balance sheet as of December 31, 1999. Pro forma income tax benefit in the accompanying statements of operations from January 1, 1999 to September 30, 1999 includes pro forma income tax benefit computed in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES, as if BFMA had been subject to Federal and state income taxes for that period.

(f) EARNINGS PER SHARE

    Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

    Earnings per share from January 1, 1999 to September 30, 1999 and from January 1, 2000 to February 10, 2000 is based on the number of common shares issued immediately prior to the initial public offering.

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

    In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not completed its evaluation of SFAS 140; however, management does not anticipate that the adoption of SFAS 140 will have a material impact on the Company's earnings or financial position upon adoption.

(2) ACQUISITIONS

(a) CURRENT ACQUISITIONS

    On January 6, 2000, the Company acquired the assets of WAEC-AM and WWWE-AM in the Atlanta market for approximately $10.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

    On May 2, 2000, the Company acquired the assets of WRCA-AM in the Boston market for approximately $6.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

    On May 3, 2000 the Company acquired the assets of WRFN-FM and WRDW-AM in the Augusta market for approximately $0.8 million. This acquisition was funded by surplus working capital and accounted for by the purchase method of accounting.

    On June 2, 2000 the Company acquired the assets of WHSR-AM and WWNN-AM in the Miami-Ft. Lauderdale market and WSBR-AM in the West Palm Beach market for approximately $18.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

    The aggregate purchase price for the current acquisitions was allocated as follows:

                       Property and equipment .....  $ 4,088,173
                       FCC broadcasting licenses ..   30,606,827
                       Goodwill....................       85,000
                                                     -----------
                                                     $34,780,000
                                                     ===========

                          BEASLEY BROADCAST GROUP, INC.

(b) UNAUDITED PRO FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 1999 and 2000, with pro forma adjustments as if the acquisitions of the stations in 1999 and 2000 had occurred prior to January 1 in the prior year.

    This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred prior to January 1 in the prior year or of the results that may occur in the future.

                                                          COMBINED      CONSOLIDATED      COMBINED      CONSOLIDATED
                                                        THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                            ENDED           ENDED           ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                            1999            2000            1999             2000
                                                        ------------    ------------    ------------    ------------
          Net revenues .............................    $ 25,700,027    $ 28,032,797    $ 71,567,785    $ 79,586,034
                                                        ------------    ------------    ------------    ------------
          Costs and expenses:
            Program and production .................       8,372,077       8,129,023      20,162,276      21,099,933
            Sales and advertising ..................       6,466,178       6,425,430      18,762,445      20,410,227
            Station general and administrative .....       3,921,685       4,284,210      10,784,231      11,879,025
            Corporate general and administrative ...         635,502         922,834       1,934,979       2,990,008
            Equity appreciation rights .............              --              --              --       1,173,759
            Depreciation and amortization ..........       5,243,170       4,662,574      13,651,392      13,614,148
                                                        ------------    ------------    ------------    ------------
                    Total costs and expenses .......      24,638,612      24,424,071      65,295,323      71,167,100
               Operating income ....................       1,061,415       3,608,726       6,272,462       8,418,934
          Other income (expense):
            Interest expense .......................      (4,033,444)     (2,093,204)    (11,989,596)     (7,377,640)
            Other non-operating expenses ...........        (135,917)       (200,000)       (243,071)       (264,552)
            Interest income ........................         424,416         101,111         714,477         374,204
            Other non-operating income .............              --          14,444              --          37,611
                                                        ------------    ------------    ------------    ------------
            Income (loss) before income taxes ......      (2,683,530)      1,431,077      (5,245,728)      1,188,557
          Income tax expense .......................              --         651,000              --      29,014,000
                                                        ------------    ------------    ------------    ------------
            Net income (loss) ......................    $ (2,683,530)   $    780,077    $ (5,245,728)   $(27,825,443)
                                                        ============    ============    ============    ============
          Basic and diluted net income (loss)
            per share ..............................    $      (0.15)   $       0.03    $      (0.30)   $      (1.20)
                                                        ============    ============    ============    ============
          Pro forma income tax benefit .............    $ (1,023,000)   $         --    $ (1,974,000)   $         --
                                                        ============    ============    ============    ============
          Pro forma net loss .......................    $ (1,660,530)   $         --    $ (3,271,728)   $         --
                                                        ============    ============    ============    ============
          Pro forma basic and diluted net loss
            per share ..............................    $      (0.10)   $         --    $      (0.19)   $         --
                                                        ============    ============    ============    ============
          Basic common shares outstanding ..........      17,423,441      24,273,441      17,423,441      23,248,441
                                                        ============    ============    ============    ============
          Diluted common shares outstanding ........      17,423,441      24,277,624      17,423,441      23,248,441
                                                        ============    ============    ============    ============

(c) PENDING ACQUISITIONS

    On June 2, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of approximately $137.5 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana.

                          BEASLEY BROADCAST GROUP, INC.

(3) INTANGIBLES

    Intangibles, at cost, is comprised of the following:

                                                                     ESTIMATED
                                       DECEMBER 31,   SEPTEMBER 30, USEFUL LIVES
                                           1999           2000        (YEARS)
                                      -------------  -------------  ------------
       FCC broadcasting licenses..    $ 157,700,379  $ 188,307,206     10-15
       Goodwill...................       16,763,990     25,219,054        15
       Advertising base...........        4,139,251      4,139,251         5
       Loan fees..................        2,975,681      5,868,873         7
       Noncompete agreements......        1,120,000      1,120,000       2-8
       Other intangibles..........        5,666,932      5,979,822      5-15
                                      -------------  -------------
                                        188,366,233    230,634,206
       Less accumulated amortization    (51,078,942)   (61,749,781)
                                      -------------  -------------
                                      $ 137,287,291  $ 168,884,425
                                      =============  =============

    On February 11, 2000, the Company computed the fair value of minority stockholder interests based on the number of shares issued to the stockholders and the estimated net book values of the radio stations at the close of business on February 10, 2000. The computed amount of $8,370,064 was recorded using the purchase method of accounting and is included in goodwill and additional paid-in capital in the accompanying balance sheet as of September 30, 2000.

(4) OTHER INVESTMENTS

    In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising airtime. The Company will earn these shares as advertisements are placed over the term of the agreement. For the three and nine months ended September 30, 2000, eTour, Inc. placed advertising airtime totaling approximately $384,000 and $492,000, respectively and for the three and nine months ended September 30, 2000, the Company earned approximately 96,000 and 123,000 shares, respectively. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

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

(5) LONG-TERM DEBT

    On August 31, 2000, the Company refinanced its $150.0 million revolving credit loan. Under terms of the new credit agreement, the Company was provided a credit facility with a maximum commitment of $300.0 million. The credit facility includes a $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. As of September 30, 2000, the maximum commitment under the credit facility is $300.0 million and the outstanding balance is $102.2 million. The loans bear interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 1999, the old revolving credit loan carried interest at an average rate of 7.95%. As of September 30, 2000, the new credit facility carried interest at an average rate of 7.875%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company has entered into interest rate hedge agreements as discussed in note 8. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

                          BEASLEY BROADCAST GROUP, INC.

    As of September 30, 2000, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                        REVOLVING                      TOTAL
                                         CREDIT          TERM         CREDIT
                                          LOAN           LOAN        FACILITY
                                      ------------   ------------  ------------
                     2002              $        --    $15,000,000   $15,000,000
                     2003                       --     22,500,000    22,500,000
                     2004               15,000,000     22,500,000    37,500,000
                     2005               22,500,000     30,000,000    52,500,000
                     Thereafter        112,500,000     60,000,000   172,500,000
                                      ------------   ------------  ------------
                     Total            $150,000,000   $150,000,000  $300,000,000
                                      ============   ============  ============

    On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising airtime as specified in the loan agreement and a related advertising agreement with FindWhat.com. As of September 30, 2000, the outstanding principal amount has been reduced by approximately $1,283,000 through the placement of advertising airtime. The note is guaranteed by BFMA.

    On February 16, 2000, all long-term debt, except the old revolving credit loan, the promissory note to FindWhat.com and capital lease obligations, was repaid in full.

(6) RELATED PARTY TRANSACTIONS

    BFMA had a management agreement with Beasley Broadcasting Management Corp., an affiliate of BFMA's principal stockholder, George G. Beasley. For the three and nine months ended September 30, 1999, management fee expense under the agreement was approximately $636,000 and $1,935,000, respectively. From January 1, 2000 to February 10, 2000, management fee expense under the agreement was approximately $447,000.

    The Company leases certain office space from its principal stockholder, George G. Beasley. For the three and nine months ended September 30, 1999, rental expense paid to Mr. Beasley was approximately $39,000 and $85,000, respectively. For the three and nine months ended September 30, 2000, rental expense paid to Mr. Beasley was approximately $24,000 and $72,000, respectively.

    Distributions to stockholders of BFMA during the three and nine months ended September 30, 1999 were approximately $1,339,000 and $4,306,000, respectively. From January 1, 2000 to February 10, 2000, distributions to stockholders of BFMA were approximately $2,250,000.

    Notes receivable from related parties were repaid in full on February 16, 2000.

    Notes payable to related parties bore interest at 7.67% to 9.25% and were repaid in full on February 16, 2000. For the three and nine months ended September 30, 1999, interest expense on notes payable to related parties was approximately $82,000 and $453,000, respectively. From January 1, 2000 to February 16, 2000, interest expense on notes payable to related parties was approximately $80,000.

    Notes receivable from stockholders bore interest at 9.25% and were repaid in full on February 16, 2000. For the three and nine months ended September 30, 1999, interest income on notes receivable from related parties was approximately $416,000 and $585,000, respectively. From January 1, 2000 to February 16, 2000, interest income on notes receivable from related parties was approximately $135,000.

    The Company has reached a set of agreements to sell its radio towers and related real estate assets to Beasley Family Towers, Inc. (BFT) for approximately $5,100,000. No material gain or loss is expected to be recognized. In conjunction with this sale, the agreements provide for the Company to enter into long-term agreements to leaseback the towers from BFT.

                          BEASLEY BROADCAST GROUP, INC.

(7) COMMITMENTS AND CONTINGENCIES

    In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three and nine months ended September 30, 1999, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,127,000 and $2,077,000, respectively. For the three and nine months ended September 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,627,000 and $3,399,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

    In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the three and nine months ended September 30, 1999, the Company paid additional interest of approximately $63,000 and $126,000, respectively. For the three and nine months ended September 30, 2000, the Company received additional interest of approximately $25,000 and $113,000, respectively. The amount paid is based on the differential between the specified rate of the swap agreements and the variable interest rate of the credit facility.

    In October 2000, the Company entered into two interest rate collar and swap agreements as follows:

                                         NOTIONAL                                     EXPIRATION
                   AGREEMENT              AMOUNT         FLOOR     CAP      SWAP         DATE
                   ---------              ------         -----     ---      ----         ----
              Interest rate collar...   $20,000,000      5.85%     7.5%       --      October 2002
              Interest rate swap.....   $20,000,000        --       --      6.48%     October 2002

(9) INCOME TAXES

    Income tax expense (benefit) from continuing operations is as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------       -------------------------------
                                        1999               2000               1999               2000
                                    ------------       ------------       ------------       ------------
                                     (PRO FORMA)                           (PRO FORMA)
               Federal:
                 Current .....      $ (1,231,000)      $    957,000       $   (865,000)      $  1,722,000
                 Deferred ....           528,000           (424,000)          (389,000)        22,130,000
                                    ------------       ------------       ------------       ------------
                                        (703,000)           533,000         (1,254,000)        23,852,000
               State:
                 Current .....          (273,000)           212,000           (192,000)           381,000
                 Deferred ....           117,000            (94,000)           (86,000)         4,899,000
                                    ------------       ------------       ------------       ------------
                                        (156,000)           118,000           (278,000)         5,280,000
                                    ------------       ------------       ------------       ------------
                                    $   (859,000)      $    651,000       $ (1,532,000)      $ 29,132,000
                                    ============       ============       ============       ============

                          BEASLEY BROADCAST GROUP, INC.

    Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net income (loss) as follows:

                                                               THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------       -------------------------------
                                                                   1999               2000               1999               2000
                                                               ------------       ------------       ------------       ------------
                                                               (PRO FORMA)                           (PRO FORMA)
               Expected pro forma tax expense
                 (benefit) ................................    $   (768,000)      $    487,000       $ (1,395,000)      $    508,000
               State income taxes, net of federal
                 benefit ..................................        (109,000)            66,000           (189,000)            69,000
               Establishment of deferred tax assets
                 and liabilities upon conversion
                 from a subchapter S to a subchapter C
                 corporation on February 11, 2000 .........              --                 --                 --         28,297,000
               Non-deductible amortization of minority
                 interest acquisitions ....................              --             54,000                 --            140,000
               Other ......................................          18,000             44,000             52,000            118,000
                                                               ------------       ------------       ------------       ------------
                                                               $   (859,000)      $    651,000       $ (1,532,000)      $ 29,132,000
                                                               ============       ============       ============       ============

    Temporary differences that give rise to the components of deferred tax assets and liabilities, as of December 31, 1999 and September 30, 2000 are as follows:

                                                                       1999               2000
                                                                   ------------       ------------
                                                                             (PRO FORMA)
               Allowance for doubtful accounts ..............      $  2,623,000       $    140,000
               Accrued interest on notes receivable from
                 related parties ............................         1,457,000                 --
               Notes receivable from related parties ........           478,000                 --
                                                                   ------------       ------------
                 Gross deferred tax assets ..................         4,558,000            140,000
               Intangibles ..................................       (27,929,000)       (25,993,000)
               Property and equipment .......................        (1,113,000)        (1,176,000)
                                                                   ------------       ------------
                 Gross deferred tax liabilities .............       (29,042,000)       (27,169,000)
                                                                   ------------       ------------
                 Net deferred tax liabilities ...............       (24,484,000)       (27,029,000)
                                                                   ============       ============

(10) SEGMENT INFORMATION

    Segment information is as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------      -----------------------------
                                                                      1999              2000              1999             2000
                                                                  ------------      ------------      ------------     ------------
               Net revenues:
                 Radio Group One ..............................   $ 16,041,457      $ 18,573,723      $ 42,951,883     $ 49,794,648
                 Radio Group Two ..............................      8,261,385         9,459,074        24,500,625       28,105,872
                                                                  ------------      ------------      ------------     ------------
                 Total ........................................     24,302,842        28,032,797        67,452,508       77,900,520
                                                                  ------------      ------------      ------------     ------------
               Broadcast cash flow:
                 Radio Group One ..............................   $  4,446,761      $  5,795,527      $ 13,064,698     $ 15,144,024
                 Radio Group Two ..............................      1,632,599         3,398,607         6,083,056        9,903,881
                                                                  ------------      ------------      ------------     ------------
                 Total ........................................      6,079,360         9,194,134        19,147,754       25,047,905
                                                                  ------------      ------------      ------------     ------------
               Reconciliation to income (loss) before income taxes:

               Corporate general and administrative expenses ..   $   (635,502)     $   (922,834)     $ (1,934,979)    $ (2,990,008)
               Equity appreciation rights .....................             --                --                --       (1,173,759)
               Depreciation and amortization ..................     (4,634,003)       (4,662,574)      (11,823,892)     (12,921,566)
               Interest expense ...............................     (3,357,694)       (2,093,204)       (9,962,346)      (6,616,605)
               Other non-operating income (expense) ...........        288,499           (84,445)          471,406          147,263
                                                                  ------------      ------------      ------------     ------------
               Income (loss) before income taxes ..............   $ (2,259,340)     $  1,431,077      $ (4,102,057)    $  1,493,230
                                                                  ============      ============      ============     ============

    Radio Group One includes radio stations located in Miami-Ft. Lauderdale, Ft. Myers-Naples, Fl, Greenville-New Bern-Jacksonville, NC and West Palm Beach, FL. Radio Group Two includes radio stations located in Philadelphia, PA, Fayetteville, NC, Augusta, GA, Atlanta, GA and Boston, MA.

    Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization.

                          BEASLEY BROADCAST GROUP, INC.

(11) EQUITY PLAN

    On February 11, 2000, the Company adopted The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the "Equity Plan"). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Equity Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. On May 30, 2000, the Company granted 25,000 stock options with an exercise price per share equal to the closing stock price on that date. On August 17, 2000, the Company granted 20,000 stock options with an exercise price per share equal to the closing stock price on that date. On October 23, 2000, the Company granted 15,000 stock options with an exercise price per share equal to the closing stock price on that date. The issued stock options generally vest ratably over four years, however some contain performance-related provisions that may delay vesting beyond four years. Under the Equity Plan, a variety of compensation awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits may be granted to selected officers, employees, consultants and directors. The Equity Plan is administered by a committee of independent directors.

(12) SUBSEQUENT EVENT

    On November 6, 2000, the Company changed the format at WWDB-FM in the Philadelphia market. In conjunction with this format change, the Company will incur certain one-time costs, which will be recorded in the statement of operations during the fourth quarter of 2000.

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

GENERAL

    A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

    o a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

    o the number of radio stations in the market competing for the same demographic groups; and

    o    the supply of and demand for radio advertising time.

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

    We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations, whether or not operated by us, in the prior year's corresponding period, including the effect of barter revenues and expenses. Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

    For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38.62%, applied to income before income taxes.

RECENT EVENTS

    On June 2, 2000, we agreed to acquire three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $137.5 million. We intend to finance these acquisitions through the increased capacity of our new credit facility. The consummation of these acquisitions is subject to the satisfaction of certain closing conditions, including the approval of the FCC. As of November 7, 2000, not all of the conditions to closing in the purchase agreement have been satisfied. While we are continuing to discuss this matter with the sellers, we cannot assure you that the purchase will occur.

    On January 14, 2000, we purchased 600,000 shares of common stock of FindWhat.com in exchange for a $3.0 million promissory note. As of November 7, 2000, the quoted market price of FindWhat.com is below our purchase price; however, we do not believe this investment to be permanently impaired at this time.

    On November 6, 2000, the Company changed the format at WWDB-FM in the Philadelphia market. In conjunction with this format change, the Company will incur certain one-time costs, which will be recorded in the statement of operations during the fourth quarter of 2000. The Company expects revenues, station operating expenses, and broadcast cash flow at WWDB-FM to decrease during the early stages of this transition.

RESULTS OF OPERATIONS

    Several factors have affected our results of operations in the three and nine months ended September 30, 2000 that did not affect the comparable periods of the previous year. First, we redeemed, for cash, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well suited to public companies. In connection with this redemption, we recorded an expense of approximately $606,000 and $1,174,000 in the fourth quarter of 1999 and first quarter of 2000, respectively. Second, in connection with our reorganization on February 11, 2000, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUE. Net revenue increased 15.3% to $28.0 million for the three months ended September 30, 2000 from $24.3 million for three months ended September 30, 1999. The increase was primarily due to the revenue growth at most of our existing radio stations, particularly in the Greenville-New Bern-Jacksonville, Miami-Ft. Lauderdale and Philadelphia markets. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, net revenues increased 9.1% to $28.0 million for the three months ended September 30, 2000 from $25.7 million for three months ended September 30, 1999.

    STATION OPERATING EXPENSES. Station operating expenses increased 3.4% to $18.8 million for the three months ended September 30, 2000 from $18.2 million for three months ended September 30, 1999. The increase was primarily due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. Station operating expenses decreased at WWDB-FM and WTEL-AM in the Philadelphia market due to programming changes. On a same station basis, station operating expenses remained constant at $18.8 million for the three months ended September 30, 2000 and 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased 45.2% to $0.9 million for the three months ended September 30, 2000 from $0.6 million for three months ended September 30, 1999. The increase was primarily due to additional reporting and compliance costs of operating as a public company.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 0.6% to $4.7 million for the three months ended September 30, 2000 from $4.6 million for three months ended September 30, 1999. The increase was primarily due to additional amortization and depreciation associated with the acquisitions of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

    INTEREST EXPENSE. Interest expense decreased 37.7% to $2.1 million for the three months ended September 30, 2000 from $3.4 million for three months ended September 30, 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense due to financing the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets with borrowings from our credit facility.

    BROADCAST CASH FLOW. Broadcast cash flow increased 51.2% to $9.2 million for the three months ended September 30, 2000 from $6.1 million for three months ended September 30, 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations, particularly in the Philadelphia, Greenville-New Bern-Jacksonville and Augusta markets. In addition, broadcast cash flow increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, broadcast cash flow increased 32.7% to $9.2 million for the three months ended September 30, 2000 from $6.9 million for three months ended September 30, 1999.

    INCOME (LOSS) BEFORE INCOME TAXES. We experienced income before income taxes of $1.4 million for the three months ended September 30, 2000 versus a loss before pro forma income taxes of $2.3 million for three months ended September 30, 1999. The increase was primarily due to the additional income before income taxes generated through the revenue growth, increased operating efficiencies at most of our existing radio stations and a decrease in interest expense due to reduced borrowings from our credit facility.

    NET INCOME (LOSS). Net income for the three months ended September 30, 2000 was $0.8 million compared to a pro forma net loss of $1.4 million for three months ended September 30, 1999. The increase was primarily due to the additional net income generated through the revenue growth and increased operating efficiencies at most of our existing radio stations as well as the decrease in interest expense due to reduced borrowings from our credit facility. This increase was partially offset by the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET REVENUE. Net revenue increased 15.5% to $77.9 million for the nine months ended September 30, 2000 from $67.5 million for nine months ended September 30, 1999. The increase was primarily due to the revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale and Greenville-New Bern-Jacksonville markets. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, net revenues increased 11.2% to $79.6 million for the nine months ended September 30, 2000 from $71.6 million for nine months ended September 30, 1999.

    STATION OPERATING EXPENSES. Station operating expenses increased 9.4% to $52.9 million for the nine months ended September 30, 2000 from $48.3 million for nine months ended September 30, 1999. The increase was primarily due to increased station operating expenses related to the radio broadcast rights for the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises and the University of Miami Hurricanes football team at WQAM-AM in the Miami-Ft. Lauderdale market. The increase was also due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. Station operating expenses decreased in the Philadelphia market due to programming changes. On a same station basis, station operating expenses increased 7.3% to $53.3 million for the nine months ended September 30, 2000 from $49.7 million for nine months ended September 30, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased 54.5% to $3.0 million for the nine months ended September 30, 2000 from $1.9 million for nine months ended September 30, 1999. The increase was primarily due to additional reporting and compliance costs of operating as a public company.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 9.3% to $12.9 million for the nine months ended September 30, 2000 from $11.8 million for nine months ended September 30, 1999. The increase was primarily due to additional amortization and depreciation associated with the acquisitions of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

    INTEREST EXPENSE. Interest expense decreased 33.6% to $6.6 million for the nine months ended September 30, 2000 from $10.0 million for nine months ended September 30, 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense due to financing the radio station acquisitions in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach with borrowings from our credit facility.

    BROADCAST CASH FLOW. Broadcast cash flow increased 30.8% to $25.0 million for the nine months ended September 30, 2000 from $19.1 million for nine months ended September 30, 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations, particularly in the Philadelphia and Greenville-New Bern-Jacksonville markets. In addition, broadcast cash flow increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, broadcast cash flow increased 20.1% to $26.3 million for the nine months ended September 30, 2000 from $21.9 million for nine months ended September 30, 1999.

    INCOME (LOSS) BEFORE INCOME TAXES. We experienced income before income taxes of $1.5 million for the nine months ended September 30, 2000 versus a loss before pro forma income taxes of $4.1 million for nine months ended September 30, 1999. The increase was primarily due to the additional income before income taxes generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and a decrease in interest expense due to reduced borrowings from our credit facility. The revenue growth and increased operating efficiencies were partially offset by the redemption of equity appreciation rights for $1.2 million and the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

    NET LOSS. Net loss for the nine months ended September 30, 2000 was $27.6 million compared to a pro forma net loss of $2.6 million for nine months ended September 30, 1999. The decrease was primarily due to the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations and the $1.2 million redemption of equity appreciation rights as a result of the initial public offering and corporate reorganization. The net loss for the nine months ended September 30, 2000 was partially offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, the decrease in interest expense due to reduced borrowings from our credit facility and the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW. Historically, we have used a significant portion of our liquidity to consummate acquisitions. These acquisitions have been funded from one or a combination of the following sources:

    o    our credit facility;

    o disposing of radio stations in transactions which are intended to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code;

    o   internally-generated cash flow; and

    o advances to us from George G. Beasley, members of his family and affiliated entities.

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

    We used approximately $58.5 million of the net proceeds from our initial public offering to pay down debt on our old credit facility. We also used approximately $40.5 million of the proceeds of our initial public offering to repay the indebtedness owed to our Chairman and Chief Executive Officer, George
G. Beasley, and affiliated companies. The repayment of approximately $40.5 million is net of the repayment at the closing of the initial public offering of approximately $10.3 million owed to us by members of the Beasley family.

    As of September 30, 2000, we held $7.3 million in cash and cash equivalents and had $197.8 million in availability under our new credit facility we obtained on August 31, 2000, as described below. We believe that the cash available from operations as well as the availability under our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months. Under our credit facility, we can borrow up to $300.0 million, subject to compliance with financial ratios and other restrictive covenants.

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by operating activities remained constant at $7.4 million for the nine months ended September 30, 1999 and 2000. Equity appreciation rights totaling $1.2 million were redeemed during the nine months ended September 30, 2000; however this redemption was offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and the decrease in interest expense due to reduced borrowings from our credit facility.

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash used in investing activities was $2.0 million and $27.2 million for the nine months ended September 30, 1999 and 2000, respectively. The change was partially due to loans to the former S corporation stockholders and the subsequent repayment of these loans and all other outstanding notes receivable from related parties and stockholders as a result of our initial public offering. The change was also partially due to the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets and expenditures for property and equipment.

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash used in financing activities was $4.4 million for the nine months ended September 30, 1999 compared to net cash provided by financing activities of $20.1 million for the nine months ended September 30, 2000. The change was partially due to distributions made to the former S corporation stockholders prior to our initial public offering. The change was also partially due to the proceeds from our initial public offering, less related costs, which were used for repayment of approximately $58.5 million of the credit facility and all outstanding notes payable to related parties. The change was also partially due to additional borrowings from our credit facility to complete the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. The change was also partially due to payments of loan fees related to the refinancing of our credit facility.

    CREDIT FACILITY. On August 31, 2000, we refinanced our $150.0 million credit facility. Under terms of the new credit agreement, we were provided a credit facility with a maximum commitment of $300.0 million. The credit facility includes a $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The loans bear interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the Company.

    As of September 30, 2000, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                       REVOLVING                     TOTAL
                                        CREDIT          TERM         CREDIT
                                         LOAN           LOAN        FACILITY
                                      -----------    -----------   -----------
                     2002             $        --    $15,000,000   $15,000,000
                     2003                      --     22,500,000    22,500,000
                     2004              15,000,000     22,500,000    37,500,000
                     2005              22,500,000     30,000,000    52,500,000
                     Thereafter       112,500,000     60,000,000   172,500,000
                                     ------------   ------------  ------------
                     Total           $150,000,000   $150,000,000  $300,000,000
                                     ============   ============  ============

    As of September 30, 2000, we had an outstanding balance under our credit facility of approximately $102.2 million and availability under our credit facility of $197.8 million for future acquisitions and other corporate purposes.

    As of September 30, 2000, the weighted average annual interest rate applicable to our credit facility was approximately 7.875%. The credit facility expires on June 30, 2008.

    We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. Beginning on December 31, 2000, if the unused portion exceeds 50% of the maximum commitment the fee is increased by 0.375%. For the three and nine months ended September 30, 2000, our unused commitment fee was approximately $57,000 and $163,000, respectively.

    We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. These financial covenants include:

    o MAXIMUM TOTAL LEVERAGE TEST. From closing through March 31, 2001, our total debt as of the last day of each fiscal quarter must not exceed
        6.75 times our operating cash flow for the four quarters ending on that day. For the period from April 1, 2001 through September 30, 2001, the required maximum ratio is 6.5 times. For the period from October 1, 2001 through March 31, 2002, the required maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the required maximum ratio is 6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

    o MINIMUM INTEREST COVERAGE TEST. From closing through June 30, 2001, our operating cash flow for the four quarters ending on the last day of each fiscal quarter must not be less than 1.75 times the amount of our interest expense. For all periods after July 1, 2001, the minimum ratio is 2.0 times.

    o MINIMUM FIXED CHARGES TEST. Our operating cash flow for any four consecutive quarters must not be less than 1.10 times the amount of our fixed charges.

    The new credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

    o incur additional indebtedness and liens;

    o enter into certain investments or joint ventures;

    o consolidate, merge or effect asset sales;

    o make overhead expenditures;

    o enter sale and lease-back transactions;

    o sell or discount accounts receivable;

    o enter into transactions with affiliates or stockholders;

    o sell, assign, pledge, encumber or dispose of capital stock; or

    o change the nature of our business.

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

    In September 2000, the FASB issued SFAS No. 140 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not completed its evaluation of SFAS 140; however, management does not anticipate that the adoption of SFAS 140 will have a material impact on the Company's earnings or financial position upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incurs interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 1999, $124.7 million was outstanding under our old credit facility. On February 16, 2000, we repaid approximately $58.5 million of the outstanding balance under our old credit facility. As of September 30, 2000, $102.2 million was outstanding under our new credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

    To manage interest rate risk associated with our credit agreement, we have entered into interest rate swap and collar agreements.

    An interest rate swap is a combined series of forward rate agreements calling for exchange of interest payments on a number of specified future dates. In October 2000, we purchased an interest rate swap. Under this agreement, we pay a fixed rate of 6.48%, on the notional amount, and the other party pays to us a variable amount rate equal to the three-month LIBOR on a quarterly basis.

    An interest rate collar is the combined purchase and sale of an interest rate cap and an interest rate floor so as to keep interest rate exposure within a defined range. In the third quarter of 2000, we had one interest rate collar. Under this agreement, our base LIBOR cannot exceed 8% and our base LIBOR cannot fall below 6.69%. In October 2000, we purchased another interest rate collar. Under the new agreement, our base LIBOR cannot exceed 7.5% and our base LIBOR cannot fall below 5.85%.

    Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 1999, the notional amount upon maturity of our swap and collar agreements then outstanding was approximately $50.0 million. As of September 30, 2000, the notional amount upon maturity of our collar agreement is approximately $20.0 million and as of October 31, 2000, the notional amount upon maturity of our collar and swap agreements is approximately $60.0 million.

    Our collar agreement is summarized in the following chart:

                                                                                                 ESTIMATED
                                           NOTIONAL                                  EXPIRATION    FAIR
                      AGREEMENT             AMOUNT       FLOOR      CAP      SWAP       DATE       VALUE
                      ---------             ------       -----      ---      ----       ----       -----
             Interest rate collar.....   $20,000,000     6.69%       8%       --       May 2002      --

    Our new collar and swap agreements, purchased in October 2000, are summarized in the following chart:


                                           NOTIONAL                                  EXPIRATION
                      AGREEMENT             AMOUNT       FLOOR      CAP      SWAP       DATE
                      ---------             ------       -----      ---      ----       ----
             Interest rate collar.....   $20,000,000     5.85%      7.5%      --    October 2002
             Interest rate swap.......   $20,000,000       --        --     6.48%   October 2002

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER                                     DESCRIPTION
-----          -----------------------------------------------------------------

2.1** Equity Interest Purchase Agreement of Radio Stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana, dated June 2, 2000.

10.1* Form of Agreement of Sale of Four Communications Towers between Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.

10.2* Form of Agreement of Sale of a Communications Tower between Beasley Broadcasting of Eastern North Carolina, Inc. and Beasley Family Towers, Inc.

10.3* Form of Agreement of Sale of a Communications Tower between Beasley Broadcasting of New Jersey, Inc. and Beasley Family Towers, Inc.

10.4* Form of Agreement of Sale of a Communications Tower between Beasley Broadcasting of Eastern Pennsylvania, Inc. and Beasley Family Towers, Inc.

10.5* Form of Agreement of Sale of a Communications Tower between Beasley Broadcasting of Coastal Carolina, Inc. and Beasley Family Towers, Inc.

10.6* Form of Agreement of Sale of a Communications Tower between Beasley Reed Acquisition Partnership and Beasley Family Towers, Inc.

10.7* Form of Agreement of Sale of Three Communications Towers between Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.

10.8           Credit Agreement between Beasley Mezzanine Holdings, LLC and

               Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated August 31, 2000

27.1           Financial Data Schedule.

----------

* Incorporated by reference to Beasley Broadcast Groups Registration Statement on Form S-1 (333-91683).

** Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Current Report on Form 8-K dated June 2, 2000 (0-29253).

(b) No reports on Form 8-K were filed during the three month period ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 8, 2000        BEASLEY BROADCAST GROUP, INC.

                                       /s/ GEORGE G. BEASLEY
                                 --------------------------------------
                                 Name:  George G. Beasley
                                 Title: Chairman of the Board and Chief
                                          Executive Officer

Date:  November 8, 2000

                                       /s/ CAROLINE BEASLEY
                                --------------------------------------
                                Name:  Caroline Beasley
                                Title: Vice President, Chief Financial Officer,
                                         Secretary, Treasurer and Director