Form 10-K
period 2000-12-31
BEASLEY BROADCAST GROUP INC
filed 2001-02-16
CIK 1099160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                        Commission File Number: 0-29253

                               ----------------

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

                     Class A Common Stock, $.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of February 9, 2001, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $90,650,850 based on the closing price on The Nasdaq Stock Market's National Market on such date.

    Class A Common Stock, $.001 par value 7,252,068 Shares Outstanding as of
                                February 9, 2001
   Class B Common Stock, $.001 par value 17,021,373 Shares Outstanding as of
                                February 9, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         BEASLEY BROADCAST GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                     FOR THE PERIOD ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                       Part I--Financial Information

Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................  18

Item 3.   Legal Proceedings......................................................................  18

Item 4.   Submission of Matters to a Vote of Security Holders....................................  18

                                        Part II--Other Information

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  19

Item 6.   Selected Financial Data................................................................  20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  30

Item 8.   Financial Statements and Supplementary Data............................................  31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  54

                                                 Part III

Item 10.  Directors and Executive Officers of the Registrant.....................................  54

Item 11.  Executive Compensation.................................................................  56

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  58

Item 13.  Certain Relationships and Related Transactions.........................................  59

                                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  61

Signatures......................................................................................   64

                                     PART I

ITEM 1. BUSINESS

Overview

   We were founded in 1961 and are the 16th largest radio broadcasting company in the United States based on 1999 gross revenues. After giving effect to our pending acquisitions in Augusta, we will own and operate 44 stations, 28 FM and 16 AM. Our stations are located in eleven large and midsized markets primarily located in the eastern United States. Nineteen of these stations are located in seven of the nation's top fifty radio markets: Atlanta, Philadelphia, Boston, Miami-Ft. Lauderdale, Las Vegas, New Orleans and West Palm Beach. Our station groups rank among the three largest clusters, based on gross revenues, in seven of our eleven markets and, collectively, our radio stations reach approximately
3.6 million people on a weekly basis. For the year ended December 31, 2000, giving effect to acquisitions and dispositions completed during the period, as well as the pending acquisitions mentioned above and our recent acquisitions in Las Vegas and New Orleans, as if these acquisitions had been completed at the beginning of the period, we had net revenues of $127.2 million, broadcast cash flow of $40.7 million and a net loss of $38.8 million.

   We seek to maximize revenues and broadcast cash flow by acquiring and operating clusters of stations in high-growth large and midsized markets located primarily in the eastern United States. Our radio stations program a variety of formats, including urban, contemporary hit radio and country, which target the demographic groups in each market that we consider the most attractive to our advertisers. The combination of our market clusters and our advertising, sales and programming expertise has enabled us to achieve strong same station revenue and broadcast cash flow growth demonstrated as follows:

  . same station net revenues increased 10.8% for the year ended December 31, 2000 compared to the same period in 1999; and

  . same station broadcast cash flow increased 17.8% for the year ended
    December 31, 2000 compared to the same period in 1999.

   For the periods presented above, we calculate same station results by comparing the performance of radio stations operated by us at December 31, 2000 to the performance of those same stations, whether or not operated by us, in the corresponding period of the prior year. These results include the effect of barter revenues and expenses. Same station results exclude the Las Vegas and New Orleans stations we recently acquired as well as the Augusta stations we have agreed to acquire. They also exclude WPTP-FM in the Philadelphia market, which changed formats during the fourth quarter of 2000.

   We are led by our Chairman and Chief Executive Officer, George G. Beasley, who has 40 years of experience in the radio broadcasting industry. Under Mr. Beasley's guidance, excluding the stations that we currently own, we have acquired and disposed of a total of 52 radio stations, including stations in Los Angeles, Chicago, New Orleans, Orlando and Cleveland. We acquired these 52 stations for an aggregate acquisition price of approximately $168.0 million and the total consideration that we received upon disposition was valued at approximately $346.1 million. Mr. Beasley is supported by a management team with an average of 17 years of experience in the radio broadcasting industry. Mr. Beasley and our management team have established a track record of acquiring and operating a substantial portfolio of well run radio stations and, in several instances, have demonstrated the ability to reposition and turn around under-performing stations. We believe that we are well positioned to continue to realize cash flow growth from our existing stations and to acquire and operate new radio stations in both existing and new markets with positive demographic trends and growth characteristics.

Recent Events

   On November 6, 2000, we changed the format at WPTP-FM in the Philadelphia market. In connection with this format change, we incurred certain one-time expenses, which were recorded in the statement of operations during the fourth quarter of 2000. We expect revenues, station operating expenses, and broadcast cash flow at WPTP-FM to decrease during the early stages of this transition.

   On November 13, 2000, we entered into an agreement to purchase two FM radio stations in the Augusta market for an aggregate purchase price of approximately $12.0 million. We intend to finance this acquisition through our credit facility. The consummation of the pending transaction is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions are customary for transactions of this type, these conditions may not be satisfied. We expect to close on this transaction during the second quarter of 2001.

   On December 28, 2000, we sold all of the radio towers and related real estate assets owned by Beasley Broadcast Group to Beasley Family Towers, Inc., which is owned by George G. Beasley, B. Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, Bradley C. Beasley and Robert E. Beasley for approximately $5.1 million. The purchase price was paid with an unsecured note payable to us from Beasley Family Towers bearing interest at the applicable federal rate. In connection with this transaction, we entered into twenty-year lease agreements to lease the radio towers from Beasley Family Towers. Annual rent under these leases is expected to be approximately $467,000.

   On January 14, 2000, we purchased 600,000 shares of common stock of FindWhat.com in exchange for a $3.0 million promissory note. On December 31, 2000, we considered a decline in market value to be other than temporary and recorded an unrealized loss on this investment of approximately $2.4 million.

   On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins countersued for breach of contract. On January 10, 2001, we settled both lawsuits with the other parties with no material impact on the financial statements.

   On January 31, 2001, we purchased the equity interest in three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $113.5 million. The acquisition was financed through our credit facility.

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

   After our reorganization, the various entities comprising our business became indirect, wholly-owned subsidiaries of Beasley Broadcast Group. To effect this corporate reorganization:

  . George G. Beasley and members of his immediate family contributed their equity interests in those entities to Beasley Broadcast Group in exchange for a total of 17,021,373 shares of Class B common stock of Beasley Broadcast Group; and

  . two of our general managers contributed their equity interests in two of the entities to Beasley Broadcast Group in exchange for a total of 402,068 shares of Class A common stock of Beasley Broadcast Group.

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

Operating Strategy

   The principal components of our operating strategy are to:

  . Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple stations in each of our markets. Our station groups rank among the three largest clusters, based on gross revenues, in seven of our eleven markets. We operate our stations in clusters to capture a variety of demographic listener groups, which enhances our stations' appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional stations in existing clusters positions us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired stations.

  . Conduct Extensive Market Research. We conduct extensive market research to enhance our ratings and in certain circumstances to identify opportunities to reformat a station to reach an underserved demographic group. Our research, programming and marketing strategy combines thorough research with an assessment of our competitors' vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming, marketing and promotions on each station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

  . Establish Strong Local Brand Identity. Our stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the stations' local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally recognized on-air personalities and local sports programming at a number of our stations. For example, we broadcast nationally-syndicated shows such as "Howard Stern" and we are the flagship station for the Miami Dolphins, Florida Marlins, Florida Panthers and Miami Hurricanes on our sports station in the Miami-Ft. Lauderdale market.

  . Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives. We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our stations have an experienced and stable sales force with an average of three years experience with Beasley Broadcast Group. In addition, we provide our sales force with extensive training, competitive compensation and performance based incentives. Our stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

  . Hire, Develop and Motivate Strong Local Management Teams. Our station general managers have been with Beasley Broadcast Group for an average of approximately nine years, and a substantial majority operate under employment contracts. We believe that broadcasting is primarily a locally-based business and much of its success is based on the efforts of local management teams. We believe that our station managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees. In addition, we provided employees with opportunities for personal growth and advancement through extensive training, seminars and other educational initiatives.

  . Enhance Broadcast Cash Flow of Underutilized AM Stations. We seek to selectively acquire and enhance the performance of major-market AM stations serving niche markets. To enhance broadcast cash flows at these radio stations, we sell blocks of time to providers of health, ethnic, religious and other specialty formats.

Acquisition Strategy

   Since June 1996, we have acquired or agreed to acquire 33 radio stations. Our future acquisition strategy, which will focus on stations located in the 100 largest radio markets, is to:

  . acquire additional radio stations in our current markets to further enhance our market position;

  . acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time;

  . pursue swap opportunities with other radio station owners to build or enhance our market clusters; and

  . selectively acquire large-market AM stations serving attractive demographic groups with specialty programming.

Internet Strategy

   We have formed a division, Beasley Interactive, to create an Internet presence for Beasley Broadcast Group that will complement our existing radio business. We have also hired a team of creative directors to develop web page content for our radio stations' web sites that reflects each station's programming and brand. Our strategy is to create additional revenue streams from advertising, e-commerce and web page development and support for advertisers by capitalizing on the loyalty of our radio station listeners by persuading them to use our stations' web sites.

   From time to time, we expect to make strategic investments in Internet companies that we believe are complementary to our radio broadcasting business and that are available on commercially attractive terms. On January 14, 2000, we purchased 600,000 shares of common stock of FindWhat.com, representing approximately 4.8% of the outstanding capital stock, in exchange for $3.0 million, reflected by a promissory note. The outstanding amount due under the promissory note may be offset by the purchase price of advertisements placed by FindWhat.com with our radio stations. We have recorded an unrealized loss on this investment. See "Management's Discussion and Analysis" for more information. Also, in December 1999, we entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc., representing approximately 2.8% of the outstanding capital stock, in exchange for $3.0 million of advertising time from our radio stations.

Station Portfolio

   Our stations are clustered in demographically attractive and growing markets located mostly in the eastern United States, including major markets such as Atlanta, Philadelphia, Boston, Miami-Ft. Lauderdale, Las Vegas, New Orleans, and West Palm Beach. The following table sets forth information about our portfolio and the markets where we operate. The column entitled Beasley Stations in the table includes radio stations in Augusta that we have agreed to acquire.

                                                                                 2000
                                                                               Beasley
                                        1995-1999                    Beasley    Market
                             2000      Radio Market       2000      Stations   Revenue
                         Radio Market Average Annual  Radio Market  --------- -----------
Market                   Revenue Rank Revenue Growth Revenue Growth  FM   AM  Share  Rank
------                   ------------ -------------- -------------- ---- ---- -----  ----
Atlanta, GA.............       7           16.7%          10.1%      --     2  --    --
Philadelphia, PA........       9           10.5            6.6         2    2  6.1%    5
Boston, MA..............      10           14.8           12.0       --     1  --    --
Miami-Ft. Lauderdale,
 FL.....................      12           11.1            8.6         2    3 18.1     2
Las Vegas, NV...........      39           17.3           13.2         3  --  13.8     3
New Orleans, LA.........      40            9.4            9.1         2    1 12.5     3
West Palm Beach, FL.....      44           10.5           11.0       --     1  --    --
Ft. Myers-Naples, FL....      74           10.3            8.3         4    1 35.7     1
Greenville-New Bern-
 Jacksonville, NC.......      86           11.5           11.9         5    1 58.4     1
Fayetteville, NC........      91           13.8            4.0         4    2 61.7     1
Augusta, GA.............     112            4.9            1.5         6    2 42.1     1
                                                                    ---- ----
  Total.................                                              28   16

   For this report, we derived:

  . the 2000 radio market revenue rank from BIA Research, Inc.

  . the 1995-1999 radio market average annual revenue growth from Duncan's
    Radio Market Guide (2000 ed.).

  . the 2000 radio market revenue growth from Miller, Kaplan, Arase & Co.
    (December 2000 ed.). Because information was not available from Miller, Kaplan, Arase & Co. for the Atlanta, Boston, and West Palm Beach markets, for these markets we used Duncan's Radio Market Guide (2000 ed.).

  . our audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2000 radio market reports published by The Arbitron Ratings Company.

  . our 2000 cluster market revenue rank and 2000 cluster market revenue share data from Miller, Kaplan, Arase & Co. (December 2000 ed.).

  . the viable station data for each market from Duncan's Radio Market Guide
    (2000 ed.). Duncan's defines viable stations as stations that are active and viable competitors for advertising dollars in a market.

   We present radio station and market data assuming the completion of our pending acquisitions. Further information about our radio stations on a market-by-market basis follows.

                                  ATLANTA, GA
                       2000 Radio Market Revenue Rank: 7

                                                Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired  Format   Demographic Target Demographic Target Demographic
--------------------  ------------- --------- ----------- ------------------ ------------------
WAEC-
 AM                       2000      religious       35-64         --                 --
WWWE-
 AM                       2000       Hispanic       35-64         --                 --

 Market Overview

   Atlanta is the seventh largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Atlanta market have grown from approximately $170.0 million in 1995 to approximately $315.2 million in 1999 at an average annual rate of 16.7%. Radio market revenue grew 10.1% in 2000, as compared to 1999. In 1999, there were 17 viable stations in the Atlanta market.

                                PHILADELPHIA, PA
                       2000 Radio Market Revenue Rank: 9
                    2000 Cluster Market Revenue Share: 6.1%
                      2000 Cluster Market Revenue Rank: 5

                                                Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired  Format   Demographic Target Demographic Target Demographic
--------------------  ------------- --------- ----------- ------------------ ------------------
WXTU-FM                   1983      country        25-54         4.1%                10t
WPTP-FM                   1997      80's           25-49         1.7                 17
WWDB-AM                   1986      financial  35-64 men          *                 --
WTMR-AM                   1998      religious      35-64          *                 --

--------
t  Tied for audience rank.
*  Less than 1%.

 Market Overview

   Philadelphia is the ninth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Philadelphia market have grown from approximately $192.2 million in 1995 to approximately $286.4 million in 1999 at an average annual rate of 10.5%. Radio market revenue grew 6.6% in 2000, as compared to 1999. In 1999, there were 19 viable stations in the Philadelphia market.

                                   BOSTON, MA
                       2000 Radio Market Revenue Rank: 10

                                               Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired  Format  Demographic Target Demographic Target Demographic
--------------------  ------------- -------- ----------- ------------------ ------------------
WRCA-AM                   2000      Hispanic       25-54         --                 --

 Market Overview

   Boston is the tenth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Boston market have grown from approximately $171.0 million in 1995 to approximately $296.7 million in 1999 at an average annual rate of 14.8%. Radio market revenue grew 12.0% in 2000, as compared to 1999. In 1999, there were 18.5 viable stations in the Boston market.

                            MIAMI-FT. LAUDERDALE, FL
                       2000 Radio Market Revenue Rank: 12
                        2000 Cluster Market Share: 18.1%
                      2000 Cluster Market Revenue Rank: 2

                                                  Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired   Format    Demographic Target Demographic Target Demographic
--------------------  ------------- ----------- ----------- ------------------ ------------------
WPOW-FM                   1986      dance CHR        18-34         10.9%                2
WQAM-AM                   1996      sports/talk  25-54 men          4.4                 5t
WKIS-FM                   1996      country          25-54          2.9                15
WWNN-AM                   2000      health             35+          --                --
WHSR-AM                   2000      foreign          25-54          --                --
                                    language

--------
t  Tied for audience rank.

 Market Overview

   Miami-Ft. Lauderdale is the twelfth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Miami-Ft. Lauderdale market have grown from approximately $154.5 million in 1995 to approximately $235.1 million in 1999 at an average annual rate of 11.1%. Radio market revenue grew 8.6% in 2000, as compared to 1999. In 1999, there were 24.5 viable stations in the Miami-Ft. Lauderdale market.

                                 LAS VEGAS, NV
                       2000 Radio Market Revenue Rank: 39
                        2000 Cluster Market Share: 13.8%
                      2000 Cluster Market Revenue Rank: 3

                                                   Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired    Format    Demographic Target Demographic Target Demographic
--------------------  ------------- ------------ ----------- ------------------ ------------------
KJUL-FM                   2001      nostalgia         35-64         6.5%                 4
KKLZ-FM                   2001      classic rock  25-54 men         4.4                  9
KSTJ-FM                   2001      80's              25-54         4.9                  9t

--------
t  Tied for audience rank.

 Market Overview

   Las Vegas is the thirty-ninth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Las Vegas market have grown from approximately $38.0 million in 1995 to approximately $71.9 million in 1999 at an average annual rate of 17.3%. Radio market revenue grew 13.2% in 2000, as compared to 1999. In 1999, there were 19 viable stations in the Las Vegas market.

                                NEW ORLEANS, LA
                       2000 Radio Market Revenue Rank: 40
                        2000 Cluster Market Share: 12.5%
                      2000 Cluster Market Revenue Rank: 3

                                                    Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired    Format     Demographic Target Demographic Target Demographic
--------------------  ------------- ------------- ----------- ------------------ ------------------
WRNO-FM                   2001      classic rock   25-54 men         7.7%                 3t
KMEZ-FM                   2001      urban/ oldies      25-54         6.3                  5t
WBYU-AM                   2001      nostalgia          25-54          *                  25

--------
t  Tied for audience rank.
*  Less than 1%.

 Market Overview

   New Orleans is the fortieth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the New Orleans market have grown from approximately $41.6 million in 1995 to approximately $59.5 million in 1999 at an average annual rate of 9.4%. Radio market revenue grew 9.1% in 2000, as compared to 1999. In 1999, there were 14 viable stations in the New Orleans market.

                              WEST PALM BEACH, FL
                       2000 Radio Market Revenue Rank: 44

                                                Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired  Format   Demographic Target Demographic Target Demographic
--------------------  ------------- --------- ----------- ------------------ ------------------
WSBR-AM                   2000      financial  35-64 men           *                36t

--------
t  Tied for audience rank.
*  Less than 1%.

 Market Overview

   West Palm Beach is the forty-fourth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the West Palm Beach market have grown from approximately $33.7 million in 1995 to approximately $50.1 million in 1999 at an average annual rate of 10.5%. Radio market revenue grew 11.0% in 2000, as compared to 1999. In 1999, there were
13.5 viable stations in the West Palm Beach market.

                              FT. MYERS-NAPLES, FL
                       2000 Radio Market Revenue Rank: 74
                    2000 Cluster Market Revenue Share: 35.7%
                      2000 Cluster Market Revenue Rank: 1

                                                       Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired      Format      Demographic Target Demographic Target Demographic
--------------------  ------------- ---------------- ----------- ------------------ ------------------
WJBX-FM                   1998      alternative rock   18-34 men        14.8%                1
WXKB-FM                   1995      adult CHR        18-49 women        11.6                 1
WRXK-FM                   1986      classic rock       25-54 men         9.4                 1
WJPT-FM                   1998      nostalgia                55+         8.1                 2t
WWCN-AM                   1987      sports/talk        25-54 men         1.4                21t

--------
t  Tied for audience rank.

 Market Overview

   Ft. Myers-Naples is the seventy-fourth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Ft. Myers-Naples market have grown from approximately $18.7 million in 1995 to approximately $27.6 million in 1999 at an average annual rate of 10.3%. Radio market revenue grew 8.3% in 2000, as compared to 1999. In 1999, there were 16.5 viable stations in the Ft. Myers-Naples market.

                      GREENVILLE-NEW BERN-JACKSONVILLE, NC
                       2000 Radio Market Revenue Rank: 86
                    2000 Cluster Market Revenue Share: 58.4%
                      2000 Cluster Market Revenue Rank: 1

                                                         Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired       Format       Demographic Target Demographic Target Demographic
--------------------  ------------- ------------------ ----------- ------------------ ------------------
WIKS-FM                   1996      urban                    25-54        11.8%                2
WSFL-FM                   1991      classic rock         25-54 men        10.9                 2t
WXNR-FM                   1996      alternative rock     18-34 men        10.5                 3t
WMGV-FM                   1996      adult contemporary 25-54 women        10.0                 3
WNCT-FM                   1996      oldies                   35-64         5.3                 5
WNCT-AM                   1996      Hispanic brokered        25-54         --                --

--------
t  Tied for audience rank.

 Market Overview

   Greenville-New Bern-Jacksonville is the eighty-sixth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Greenville-New Bern-Jacksonville market have grown from approximately $14.6 million in 1995 to approximately $22.5 million in 1999 at an average annual rate of 11.5%. Radio market revenue grew 11.9% in 2000, as compared to 1999. In 1999, there were 11 viable stations in the Greenville-New Bern-Jacksonville market.

                                FAYETTEVILLE, NC
                       2000 Radio Market Revenue Rank: 91
                    2000 Cluster Market Revenue Share: 61.7%
                      2000 Cluster Market Revenue Rank: 1

                                                   Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired    Format    Demographic Target Demographic Target Demographic
--------------------  ------------- ------------ ----------- ------------------ ------------------
WZFX-FM                   1997      urban           18-49           16.2%                1
WKML-FM                   1983      country         25-54           14.5                 1
WFLB-FM                   1996      oldies          35-64            8.4                 4
                                    urban/adult
WUKS-FM                   1997      contemporary    25-54            7.2                 5
WYRU-AM                   1997      religious       35-64            1.2                18t
WAZZ-AM                   1997      nostalgia         55+            *                  35t

--------
t  Tied for audience rank.
*  Less than 1%.

 Market Overview

   Fayetteville is the ninety-first largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Fayetteville market have grown from approximately $11.3 million in 1995 to approximately $18.9 million in 1999 at an average annual rate of 13.8%. Radio market revenue grew 4.0% in 2000, as compared to 1999. In 1999, there were 10 viable stations in the Fayetteville market.

                                  AUGUSTA, GA
                      2000 Radio Market Revenue Rank: 112
                    2000 Cluster Market Revenue Share: 42.1%
                      2000 Cluster Market Revenue Rank: 1

                                                         Target    Audience Share in   Audience Rank in
Station Call Letters  Year Acquired       Format       Demographic Target Demographic Target Demographic
--------------------  ------------- ------------------ ----------- ------------------ ------------------
WGAC-AM                   1993      news/talk/sports        35-64         13.0%                1
WKXC-FM                  pending    country                 25-54         11.1                 1
WAJY-FM                   1994      nostalgia                 55+          9.6                 3
WCHZ-FM                   1997      alternative rock    18-34 men          9.1                 4t
WGOR-FM                   1992      oldies                  35-64          6.1                 4
WSLT-FM                  pending    adult contemporary      25-54          4.8                 9t
WRDW-AM                   2000      sports/talk         25-54 men          1.8                14t
WRFN-FM                   2000      sports/talk         25-54 men          --                --

--------
t  Tied for audience rank.

 Market Overview

   Augusta is the one hundred twelfth largest radio market in the United States based on 2000 radio market revenue. Radio market revenues in the Augusta market have grown from approximately $13.9 million in 1995 to approximately $16.8 million in 1999 at an average annual rate of 4.9%. Radio market revenue grew 1.5% in 2000, as compared to 1999. In 1999, there were 14.5 viable stations in the Augusta market.

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

   The following are some of the factors that are important to a radio station's competitive position:

  . management experience;

  . the station's local audience rank in its market;

  . transmitter power;

  . assigned frequency;

  . audience characteristics;

  . local program acceptance; and

  . the number and characteristics of other radio stations and other advertising media in the market area.

   In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers.

   Despite the competitiveness within the radio broadcasting industry, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC's multiple ownership rules that regulate the number of stations serving the same area that may be owned or controlled by a single entity.

   Our stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as:

  . satellite delivered digital audio radio service, which could result in the near term introduction of new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

  . audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

  . in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

  . low power FM radio, which could result in additional FM radio broadcast outlets that are designed to serve localized areas.

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

Federal Regulation Of Radio Broadcasting

   The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

  . assigns frequency bands for broadcasting;

  . determines the particular frequencies, locations, operating powers and other technical parameters of stations;

  . issues, renews, revokes, conditions and modifies station licenses;

  . determines whether to approve changes in ownership or control of station licenses;

  . regulates equipment used by stations; and

  . adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

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

   The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D AM stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the immediately contiguous suburban and rural areas. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

   The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC recently adopted a new rule that subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

   The following table sets forth the metropolitan market served, call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we will own or operate upon the purchase of radio stations in Augusta. In many cases, our licenses are held by wholly-owned subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

                                                                         Expiration
                                                                          Date of
                                  FCC                   Power in            FCC
Market                   Station Class Frequency        Kilowatts         License
------                   ------- ----- ---------        ---------        ----------
Atlanta, GA............. WAEC-AM  B      860 kHz  5 kW day/.5 kW night   04/01/2004
                         WWWE-AM  D     1100 kHz        5 kW day         04/01/2004
Philadelphia, PA........ WXTU-FM  B     92.5 MHz         15.5 kW         08/01/2006
                         WPTP-FM  B     96.5 MHz         17.0 kW         08/01/2006
                         WTMR-AM  B      800 kHz  5 kW day/.5 kW night   06/01/2006
                         WWDB-AM  D      860 kHz        10 kW day        08/01/2006
Boston, MA.............. WRCA-AM  B     1330 kHz          5 kW           04/01/2006
Miami-Ft. Lauderdale,
 FL..................... WQAM-AM  B      560 kHz   5 kW day/1 kW night   02/01/2004
                         WPOW-FM  C     96.5 MHz         100 kW          02/01/2004
                         WKIS-FM  C     99.9 MHz         100 kW          02/01/2004
                         WWNN-AM  B     1470 kHz    50 kW day/2.5 kW     02/01/2004
                         WHSR-AM  B      980 kHz   5 kW day/1 kW night   02/01/2004
Las Vegas, NV........... KKLZ-FM  C     96.3 MHz         100 kW          10/01/2005
                         KJUL-FM  C    104.3 MHz         24.5 kW         10/01/2005
                         KSTJ-FM  C2   105.5 MHz         3.7 kW          10/01/2005
New Orleans, LA......... WRNO-FM  C     99.5 MHz         100 kW          06/01/2004
                         KMEZ-FM  C3   102.9 MHz         4.7 kW          06/01/2004
                         WBYU-AM  C     1450 kHz          1 kW           06/01/2004
West Palm Beach, FL..... WSBR-AM  B      740 kHz 2.5 kW day/.94 kW night 02/01/2004
Ft. Myers-Naples, FL.... WXKB-FM  C1   103.9 MHz         100 kW          02/01/2004
                         WRXK-FM  C     96.1 MHz         100 kW          02/01/2004
                         WJBX-FM  C2    99.3 MHz          50 kW          02/01/2004
                         WJST-FM  A    106.3 MHz          6 kW           02/01/2004
                         WWCN-AM  B      770 kHz  10 kW day/1 kW night   02/01/2004
Greenville-New Bern-
 Jacksonsville, NC...... WSFL-FM  C1   106.5 MHz         100 kW          12/01/2003
                         WIKS-FM  C1   101.9 MHz         100 kW          12/01/2003
                         WNCT-AM  B     1070 kHz     10 kW day/night     12/01/2003

                                                                     Expiration
                                                                      Date of
                                FCC                  Power in           FCC
Market                 Station Class Frequency       Kilowatts        License
------                 ------- ----- ---------       ---------       ----------
                       WNCT-FM  C    107.9 MHz        100 kW         12/01/2003
                       WXNR-FM  C2    99.5 MHz        16.5 kW        12/01/2003
                       WMGV-FM  C1   103.3 MHz        100 kW         12/01/2003
Fayetteville, NC...... WZFX-FM  C1    99.1 MHz        100 kW         12/01/2003
                       WKML-FM  C     95.7 MHz        100 kW         12/01/2003
                       WFLB-FM  C     96.5 MHz        100 kW         12/01/2003
                       WUKS-FM  C3   107.7 MHz        5.2 kW         12/01/2003
                       WAZZ-AM  C     1490 kHz    1 kW day/night     12/01/2003
                       WYRU-AM  B     1160 kHz 5 kW day/.25 kW night 12/01/2003
Augusta, GA........... WGAC-AM  B      580 kHz  5 kW day/1 kW night  04/01/2004
                       WGOR-FM  C3    93.9 MHz         13 kW         04/01/2004
                       WCHZ-FM  C3    95.1 MHz        5.7 kW         04/01/2004
                       WAJY-FM  A    102.7 MHz         3 kW          12/01/2003
                       WRFN-FM  A     93.1 MHz        4.1 kW         04/01/2004
                       WRDW-AM  B     1480 kHz    5 kW day/night     04/01/2004
                       WKXC-FM  C2    99.5 MHz         24 kW         12/01/2003
                       WSLT-FM  A     98.3 MHz        2.8 kW         12/01/2003

   Transfers or Assignment of License. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

  . compliance with the various rules limiting common ownership of media properties in a given market;

  . the character of the licensee and those persons holding attributable interests in the licensee; and

  . compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC regulations and policies.

   To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion.

   Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

  . in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

  . in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

  . in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

  . in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

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

   The FCC has revised its radio/television cross-ownership rule to allow for greater common ownership of television and radio stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

  . in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 5 radio stations, or, if the owner only has one television station, an additional 6 radio stations; and

  . in markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 3 radio stations.

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

   The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation's voting stock. The FCC recently revoked a rule that formerly provided that interests of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation's voting stock. In revoking the rule, the FCC has, however, grandfathered as non-attributable those minority stock interests that were held as of the date of the FCC's order.

   The FCC has adopted a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder. Under this new rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

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

   On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs, or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. The FCC recently suspended the effectiveness of its EEO rules in response to a January 16, 2001 decision of the Court of Appeals for the District of Columbia Circuit, which vacated the FCC's rules.

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

   Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

  . changes in the FCC's cross-interest, multiple ownership and attribution policies including the definition of the local market for multiple ownership purposes;

  . regulatory fees, spectrum use fees or other fees on FCC licenses;

  . streaming fees for radio;

  . foreign ownership of broadcast licenses;

  . restatement in revised form of FCC's equal employment opportunity rules and revisions to the FCC's rules relating to political broadcasting, including free air time to candidates;

  . technical and frequency allocation matters; and

  . proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

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

   On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has begun to accept applications for new low power FM stations.

   At this time, it is difficult to assess the competitive impact of these new stations. The new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate our stations, the low power stations may compete for listeners and advertisers. The low power stations may also limit our ability to obtain new license or to modify our existing facilities. Any of these events may materially and adversely impact our operating performance.

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

Employees

   On December 31, 2000, we had a staff of 459 full-time employees and 163 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to some employees at WXTU-FM in Philadelphia. The collective bargaining agreement expired on March 31, 2000; however we continue to operate under the same provisions as we renegotiate the agreement. We believe that our relations with our employees are good.

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

   On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins countersued for breach of contract. On January 10, 2001, we settled both lawsuits with the other parties with no material impact on the financial statements.

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

   Beasley Broadcast Group did not pay any dividends in the year 2000. Quarterly high and low stock prices are shown below:

                                                                     High   Low
                                                                    ------ -----
   February 11--March 31, 2000..................................... 14.125 9.250
   Second Quarter.................................................. 14.750 7.750
   Third Quarter................................................... 15.813 9.688
   Fourth Quarter..................................................  9.953 7.563

   Before our reorganization, the various subchapter S corporations and partnerships comprising Beasley Broadcast Group have occasionally made cash distributions to their equity holders. As a public company, we expect to retain earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock.

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

ITEM 6. SELECTED FINANCIAL DATA

   We have derived the selected financial data shown below for the years ended December 31, 1996 and 1997 from our audited combined financial statements, which are not included in this report. We have derived the selected financial data shown below for the years ended December 31, 1998 and 1999 from our audited combined financial statements included elsewhere in this report. We have derived the selected financial data shown below for the year ended December 31, 2000 from our audited consolidated financial statements included elsewhere in this report.

   As you review the information contained in the following table and throughout this report, you should note the following:

  . During the periods presented we operated as a series of partnerships and subchapter S corporations under the Internal Revenue Code. Accordingly, we were not liable for federal and some state and local corporate income taxes, as we would have been if we had been treated as a subchapter C corporation. During these periods, our stockholders included our taxable income or loss in their federal and applicable state and local income tax returns. The pro forma amounts shown in the table reflect provisions for federal, state and local income taxes, applied to income (loss) before pro forma income taxes, as if we had been taxed as a subchapter C corporation. On February 11, 2000, our subchapter S status terminated. For a more detailed description of our corporate reorganization, see "Business--Initial Public Offering and Corporate Reorganization."

  . For purposes of our historical financial statements, the term pro forma refers to the adjustments necessary to reflect our status as a subchapter C corporation for income tax purposes rather than a series of subchapter S corporations and partnerships, distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group prior to the reorganization, the distribution of untaxed retained income and subsequent re-contribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting.

  . Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, format change expenses, depreciation and amortization, and impairment loss on long-lived assets. For the periods shown in the following table, broadcast cash flow is unaffected by local management and time brokerage agreements of $1,075,000 for the fiscal year ended December 31, 1996 and zero for other periods. The fees are included in other non-operating income (expense).

  . Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

  . EBITDA consists of broadcast cash flow minus corporate general and administrative expenses.

  . After-tax cash flow consists of net income (loss) minus gains on sale of radio stations plus the following: equity appreciation rights, format change expenses, depreciation and amortization, impairment loss on long-lived assets, deferred income tax expense (or minus deferred income tax benefit), nonrecurring items and other non-cash charges.

  . No expense for equity appreciation rights has been recorded for the periods presented other than the years ended December 31, 1999 and 2000.

   Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that these measures are useful to an investor in evaluating our performance. These measures are widely used in the broadcast industry to evaluate a radio company's operating performance. However, you should not consider these measures in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow, EBITDA and after-tax cash flow are not calculated in accordance with generally accepted accounting principles, they are not necessarily comparable to similarly titled measures employed by other companies.

   The comparability of the historical financial information reflected below has been significantly affected by acquisitions and dispositions. You should read the selected financial data together with "Management Discussion and Analysis of Financial Condition and Results of Operations" and our combined financial statements and the related notes included elsewhere in this report.

                                            Year ended December 31,
                          -------------------------------------------------------------------
                             1996          1997          1998          1999          2000
                          -----------   -----------   -----------   -----------   -----------
                          (in thousands except per share data, shares outstanding and margin data)
Operating Data:
Net revenues............  $    62,413   $    73,704   $    81,433   $    93,621   $   106,154
Operating expenses:
 Radio station
  operating expenses....       42,163        55,247        61,692        66,661        71,725
 Corporate general and
  administrative........        2,233         2,055         2,498         2,764         3,992
 Equity appreciation
  rights................          --            --            --            606         1,174
 Format change
  expenses..............          --            --            --            --          1,545
 Depreciation and
  amortization..........        8,317        14,174        16,096        16,410        17,409
 Impairment loss on
  long-lived assets.....          --          4,124           --            --            --
                          -----------   -----------   -----------   -----------   -----------
   Total operating
    expenses............       52,713        75,600        80,286        86,441        95,845
     Operating income
      (loss)............        9,700        (1,896)        1,147         7,180        10,309
Other income (expense):
 Interest expense.......       (9,340)      (13,606)      (13,602)      (14,008)       (8,813)
 Unrealized loss on
  investment............          --            --            --            --         (2,400)
 Other non-operating
  income (expense)......       (2,025)           54          (160)          776           304
 Gain on sale of radio
  stations..............       16,773        82,067         4,028           --            --
                          -----------   -----------   -----------   -----------   -----------
   Total other income
    (expense)...........        5,408        68,515        (9,734)      (13,232)      (10,909)
     Income (loss)
      before income
      taxes.............       15,108        66,619        (8,587)       (6,052)         (600)
Current income tax
 expense................          --            --            --            --          3,598
Deferred income tax
 expense................          --            --            --            --         25,400
                          -----------   -----------   -----------   -----------   -----------
Net income (loss).......  $    15,108   $    66,619   $    (8,587)  $    (6,052)  $   (29,598)
                          ===========   ===========   ===========   ===========   ===========
Pro-forma current income
 tax expense (benefit)..          567         7,054        (5,010)          692           N/A
Pro-forma deferred
 income tax expense
 (benefit)..............        5,318        18,741         1,760        (2,896)          N/A
                          -----------   -----------   -----------   -----------   -----------
Pro-forma net income
 (loss).................  $     9,223   $    40,824   $    (5,337)  $    (3,848)          N/A
                          ===========   ===========   ===========   ===========   ===========
Basic and diluted net
 loss per share.........          --            --            --            --          (1.26)
Pro forma basic and
 diluted net income
 (loss) per share.......         0.53          2.34         (0.31)        (0.22)          --
Weighted average common
 shares outstanding--
 basic and diluted......   17,423,441    17,423,441    17,423,441    17,423,441    23,506,091
Other Data:
Broadcast cash flow.....  $    20,250   $    18,457   $    19,741   $    26,960   $    34,429
Broadcast cash flow
 margin.................           32 %          25 %          24 %          29 %          32 %
EBITDA before net income
 or loss from local
 management and time
 brokerage Agreements...  $    18,017   $    16,402   $    17,243   $    24,196   $    30,438
After tax cash flow.....          --            --            --            --         18,473
Pro-forma after tax cash
 flow...................        6,085        (4,204)        8,491        10,379           --
Cash provided by (used
 in):
 Operating activities...  $     5,303   $     1,586   $     4,921   $     7,195   $     7,705
 Investing activities...      (66,300)       18,871       (12,527)       (2,760)      (29,057)
 Financing activities...       63,152       (17,052)        4,689        (2,192)       20,092
                                              As of December 31,
                          -------------------------------------------------------------------
                             1996          1997          1998          1999          2000
                          -----------   -----------   -----------   -----------   -----------
                                                (in thousands)
Balance Sheet:
Cash and cash
 equivalents............  $     4,273   $     7,678   $     4,760   $     7,003   $     5,743
Intangibles, net........      100,442       145,487       151,048       137,287       164,894
Total assets............      145,707       193,440       194,773       185,861       218,159
Long-term debt..........      155,149       152,644       163,285       163,123       103,487
Total stockholders'
 equity (deficit).......      (25,703)       19,579         6,041        (2,919)       78,958

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

General

   A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

  . a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

  . the number of radio stations in the market competing for the same demographic groups; and

  . the supply of and demand for radio advertising time.

   In 2000, we generated 72.2% of our revenues from local advertising, which is sold primarily by each individual local radio station's sales staff. We generated 19.7% of our revenues from national spot advertising in 2000, which is purchased through independent, national advertising sales representatives by customers that want to advertise nationwide. We generated the balance of our revenues principally from promotional events and sales to broadcasting networks that purchase commercial airtime.

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

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize our use of trade agreements and during the past five years have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow. However, barter revenues increased as a percentage of our gross revenues and barter related broadcast cash flow increased as a percentage of our broadcast cash flow in fiscal 2000 due to our investments in eTour, Inc. and FindWhat.com.

   We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations, whether or not operated by us, in the prior year's corresponding period, including the effect of barter revenues and expenses. Same station results exclude WPTP-FM in the Philadelphia market which changed formats during the fourth quarter of 2000. Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, format change expenses, and depreciation and amortization, and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

   For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38.62%, applied to income before income taxes.

Results of Operations

   Several factors have affected our results of operations in the year ended December 31, 2000 that did not affect our historical results of operations. First, we redeemed, for cash, equity appreciation rights previously granted to some of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $606,000 and $1,174,000 in the fourth quarter of 1999 and first quarter of 2000, respectively. Second, in connection with our reorganization on February 11, 2000, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status. Third, in connection with the format change at WPTP-FM in the Philadelphia market on November 6, 2000, we recorded one-time expenses of approximately $1.5 million during the fourth quarter of 2000.

   Finally, corporate general and administrative expenses have increased as we incur the additional reporting and compliance costs of operating as a public company.

   Additionally, we have one contract that will continue to negatively affect our operating results going forward. In 1997, we entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five year term which began in 1997. The contracts require us to pay fees and to provide commercial advertising and other considerations. As of December 31, 2000, remaining payments of fees are as follows: $8.8 million in 2001 and $359,000 in 2002. For the years ended December 31, 1998, 1999 and 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $3,617,000, $2,770,000 and $4,034,000, respectively. Unless we are able to generate significantly more revenues under these contracts in the future, they are likely to have a material adverse effect on our results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net Revenue. Net revenue increased 13.4% to $106.2 million for 2000 from $93.6 million for 1999. The increase was primarily due to revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale and Greenville-New Bern-Jacksonville markets. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. Net revenues decreased in the Philadelphia market due to programming changes. On a same station basis, net revenues increased 10.8% to $99.7 million for 2000 from $90.0 million for 1999.

   Station Operating Expenses. Station operating expenses increased 7.6% to $71.7 million for 2000 from $66.7 million for 1999. The increase was primarily due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. Station operating expenses decreased in the Philadelphia market due to programming changes. On a same station basis, station operating expenses increased 7.4% to $65.2 million for 2000 from $60.7 million for 1999.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 44.4% to $4.0 million for 2000 from $2.8 million for 1999. The increase was primarily due to higher general and administrative expenses associated with our revenue growth over the same period and from operating as a public company.

   Depreciation and Amortization. Depreciation and amortization increased 7.9% to $17.7 million for 2000 from $16.4 million for 1999. The increase was primarily due to additional amortization and depreciation associated with the acquisitions of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

   Interest Expense. Interest expense decreased 37.1% to $8.8 million in 2000 from $14.0 million for 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense due to financing the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets with borrowings from our credit facility.

   Broadcast Cash Flow. Broadcast cash flow increased 27.7% to $34.4 million for 2000 from $27.0 million for 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations, particularly in the Greenville-New Bern-Jacksonville and Philadelphia markets. In addition, broadcast cash flow increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. On a same station basis, broadcast cash flow increased 17.8% to $34.5 million for 2000 from $29.3 million for 1999.

   Income (Loss) Before Income Taxes. We experienced a loss before income taxes of $600,000 for 2000 versus a loss before pro forma income taxes of $6.1 million for 1999. The decrease in the loss was primarily due to the additional income before income taxes generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and a decrease in interest expense due to reduced borrowings from our credit facility. The revenue growth and increased operating efficiencies were partially offset by the redemption of equity appreciation rights for $1.2 million and the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets.

   Net Income (Loss). Net loss for 2000 was $29.6 million compared to pro forma net loss of $3.8 million for 1999. The increase in the loss was primarily due to the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations, the $1.2 million redemption of equity appreciation rights as a result of the initial public offering and corporate reorganization, the one-time expenses of approximately $1.5 million associated with the format change at WPTP-FM in the Philadelphia market, the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets, and the $2.4 million unrealized loss on our investment in FindWhat.com. The net loss for the year ended December 31, 2000 was partially offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations and the decrease in interest expense due to reduced borrowings from our credit facility.

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

   Broadcast Cash Flow. Broadcast cash flow increased 37.1% to $27.0 million for 1999 from $19.7 million for 1998. The increase was primarily due to revenue growth at some of our stations, particularly in the Miami-Ft. Lauderdale market. On a same station basis, broadcast cash flow increased 32.3% to $27.0 million for 1999 from $20.4 million for 1998.

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

Liquidity and Capital Resources

   Overview. Historically, we have used a significant portion of our liquidity to consummate acquisitions. These acquisitions have been funded from one or a combination of the following sources:

  . our credit facility;

  . disposing of radio stations in transactions which are intended to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code;

  . internally-generated cash flow; and

  . advances to us from George G. Beasley, members of his family and affiliated entities.

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

   As of December 31, 2000, we held $5.7 million in cash and cash equivalents and had $197.8 million in availability under our credit facility we obtained on August 31, 2000, as described below. We completed one acquisition on January 31, 2001 with an aggregate purchase price of $113.5 million and we have one pending acquisition with an aggregate purchase price of $12.0 million. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months. Under our credit facility, we can currently borrow up to $300.0 million, subject to compliance with financial ratios and other restrictive covenants.

   Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $7.7 million and $7.2 million for 2000 and 1999, respectively. Equity appreciation rights totaling $1.2 million were redeemed during the year ended December 31, 2000; however this redemption was offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations, and the decrease in interest expense due to reduced borrowings from our credit facility.

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

   Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $29.1 million and $2.8 million for 2000 and 1999, respectively. The change was partially due to loans to the former S corporation stockholders and the subsequent repayment of these loans and all other outstanding notes receivable from related parties and stockholders as a result of our initial public offering. The change was also partially due to the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets and expenditures for property and equipment.

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

   Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $20.1 million for 2000 and net cash used in financing activities was $2.2 million for 1999. The change was partially due to distributions made to the former S corporation stockholders prior to our initial public offering. The change was also partially due to the proceeds from our initial public offering, less related costs, which were used for repayment of approximately $58.5 million of the credit facility and all outstanding notes payable to related parties. The change was also partially due to additional borrowings from our credit facility to complete the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach markets. The change was also partially due to payments of loan fees related to the refinancing of our credit facility.

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

   Credit Facility. On August 31, 2000, we refinanced our $150.0 million credit facility. Under terms of the new credit agreement, we were provided a credit facility with a maximum commitment of $300.0 million. The credit facility includes a $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The loans bear interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the Company and its subsidiaries.

   As of December 31, 2000, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                           Revolving                   Total
                                             Credit        Term        Credit
                                              Loan         Loan       Facility
                                          ------------ ------------ ------------
   2002.................................. $        --  $ 15,000,000 $ 15,000,000
   2003..................................          --    22,500,000   22,500,000
   2004..................................   15,000,000   22,500,000   37,500,000
   2005..................................   22,500,000   30,000,000   52,500,000
   Thereafter............................  112,500,000   60,000,000  172,500,000
                                          ------------ ------------ ------------
     Total............................... $150,000,000 $150,000,000 $300,000,000
                                          ============ ============ ============

   As of December 31, 2000, we had an outstanding balance under our credit facility of approximately $227.7 million and availability under our credit facility of $72.3 million for future acquisitions and other corporate purposes. These amounts are after giving effect to:

  . the Las Vegas and New Orleans acquisitions; and

  . the pending acquisitions in Augusta;

   As of December 31, 2000, the weighted average annual interest rate applicable to our credit facility was approximately 7.9375%. The credit facility expires on June 30, 2008.

   We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. Beginning on December 31, 2000, if the unused portion exceeds 50% of the maximum commitment the fee is increased by 0.375%. For the year ended December 31, 2000, our unused commitment fee was approximately $284,000.

   We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. These financial covenants include:

  . Maximum Total Leverage Test. From August 31, 2000 through March 31, 2001, our total debt as of the last day of each fiscal quarter must not exceed
    6.75 times our operating cash flow for the four quarters ending on that day. For the period from April 1, 2001 through September 30, 2001, the required maximum ratio is 6.5 times. For the period from October 1, 2001 through March 31, 2002, the required maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the required maximum ratio is 6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

  . Minimum Interest Coverage Test. From August 31, 2000 through June 30,
    2001, our operating cash flow for the four quarters ending on the last day of each fiscal quarter must not be less than 1.75 times the amount of our interest expense. For all periods after July 1, 2001, the minimum ratio is 2.0 times.

  . Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.10 times the amount of our fixed charges.

   The new credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

  . incur additional indebtedness and liens;

  . enter into certain investments or joint ventures;

  . consolidate, merge or effect asset sales;

  . make overhead expenditures;

  . enter sale and lease-back transactions;

  . sell or discount accounts receivable;

  . enter into transactions with affiliates or stockholders;

  . sell, assign, pledge, encumber or dispose of capital stock; or

  . change the nature of our business.

   Pending Acquisitions. The total cash required to fund our pending acquisitions in Augusta is expected to be approximately $12.0 million. The consummation of the pending transactions is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions are customary for transactions of this type, these conditions may not be satisfied.

Recent Pronouncements

   In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; we adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded an asset of $66,000 to recognize our derivatives at fair value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 2000, $102.2 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

   To manage interest rate risk associated with our credit agreement, we have entered into interest rate collar and swap agreements.

   An interest rate collar is the combined purchase and sale of an interest rate cap and an interest rate floor so as to keep interest rate exposure within a defined range. We have purchased four interest rate collars. Under these agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. In February 2001, one interest rate collar was canceled and we purchased another interest rate collar.

   An interest rate swap is a combined series of forward rate agreements calling for exchange of interest payments on a number of specified future dates. We have purchased one interest rate swap. Under this agreement, we pay a fixed rate of 6.48%, on the notional amount, and the other party pays to us a variable amount rate equal to the three-month LIBOR on a quarterly basis. In February 2001, our swap agreement was canceled.

   Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2000 and February 13, 2001, the notional amount upon maturity of these collar and swap agreements, is approximately $100.0 million and $115.0 million, respectively.

   As of December 31, 2000, our collar and swap agreements are summarized as follows:

                                                                        Estimated
                            Notional                       Expiration     Fair
    Agreement                Amount    Floor  Cap   Swap      Date        Value
    ---------              ----------- -----  ----  ----  ------------- ---------
   Interest rate collar..  $20,000,000 6.69%     8%  --   May 2002       $(1,000)
   Interest rate collar..  $20,000,000 5.85%   7.5%  --   October 2002       --
   Interest rate swap....  $20,000,000  --     --   6.48% October 2002    67,000
   Interest rate collar..  $20,000,000 5.45%   7.5%  --   November 2002      --
   Interest rate collar..  $20,000,000 5.75%  7.35%  --   November 2002      --

   As of February 13, 2001, our collar agreements are summarized as follows:

                            Notional                       Expiration
    Agreement                Amount    Floor  Cap   Swap      Date
    ---------              ----------- -----  ----  ----  -------------
   Interest rate collar..  $20,000,000 6.69%     8%  --   May 2002
   Interest rate collar..  $20,000,000 5.45%   7.5%  --   November 2002
   Interest rate collar..  $20,000,000 5.75%  7.35%  --   November 2002
   Interest rate collar..  $55,000,000 4.99%     7%  --   October 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BEASLEY BROADCAST GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements
Independent Auditor's Report.............................................   32
Balance Sheets as of December 31, 1999 and 2000..........................   33
Statements of Operations for the Years Ended December 31, 1998, 1999 and
 2000....................................................................   34
Statements of Stockholders' Equity for the Years Ended December 31, 1998,
 1999 and 2000...........................................................   35
Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and
 2000....................................................................   36
Notes to Financial Statements............................................   37
Financial Statement Schedule--Valuation and Qualifying Accounts..........   53

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Beasley Broadcast Group, Inc.:

   We have audited the accompanying combined balance sheet of Beasley Broadcast Group, Inc. as of December 31, 1999 and the accompanying consolidated balance sheet of Beasley Broadcast Group, Inc. as of December 31, 2000, and the related combined statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999 and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2000. In connection with our audits of the combined and consolidated financial statements, we have also audited the accompanying financial statement schedule as listed in the accompanying index. These financial statements and the accompanying financial statement schedule are the responsibility of the management of Beasley Broadcast Group, Inc. Our responsibility is to express an opinion on these financial statements and the accompanying financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Tampa, Florida
February 9, 2001

                         BEASLEY BROADCAST GROUP, INC.

                                 BALANCE SHEETS

                                                       Combined    Consolidated
                                                     December 31,  December 31,
                                                         1999          2000
                                                     ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $  7,002,669  $  5,742,628
  Accounts receivable, less allowance for doubtful
   accounts of $560,282 in 1999 and $607,147 in
   2000............................................    19,915,098    18,712,862
  Trade sales receivable...........................       735,607       843,843
  Other receivables................................       676,478       980,504
  Prepaid expenses and other.......................     1,918,223     2,249,615
  Deferred tax asset...............................           --        176,000
                                                     ------------  ------------
    Total current assets...........................    30,248,075    28,705,452
Property and equipment, net........................    15,773,175    15,619,688
Notes receivable from related parties..............       556,796     4,990,480
Intangibles, net...................................   137,287,291   164,893,584
Other investments..................................           --      1,523,729
Other assets.......................................     1,995,819     2,425,631
                                                     ------------  ------------
Total assets.......................................  $185,861,156  $218,158,564
                                                     ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt...........  $    166,319  $      8,352
  Notes payable to related parties.................    10,447,454           --
  Accounts payable.................................     5,027,145     2,355,006
  Accrued expenses.................................     9,213,133     6,986,006
  Trade sales payable..............................       970,108       798,198
                                                     ------------  ------------
    Total current liabilities......................    25,824,159    10,147,562
Long-term debt, less current installments..........   125,680,696   103,478,405
Long-term debt to related parties..................    37,275,622           --
Deferred tax liability.............................           --     25,575,000
                                                     ------------  ------------
    Total liabilities..............................   188,780,477   139,200,967
                                                     ------------  ------------
Commitments and contingencies (note 9)
Preferred stock, $0.001 par value, 10,000,000
 shares authorized, none issued....................           --            --
Class A common stock, $0.001 par value, 150,000,000
 shares authorized, 7,252,068 issued and
 outstanding.......................................           --          7,252
Class B common stock, $0.001 par value, 75,000,000
 shares authorized, 17,021,373 issued and
 outstanding.......................................           --         17,021
Common stock.......................................     4,530,352           --
Additional paid-in capital.........................    34,774,928   106,633,932
Accumulated deficit................................   (32,818,024)  (27,700,608)
Treasury stock.....................................      (548,600)          --
                                                     ------------  ------------
Stockholders' equity...............................     5,938,656    78,957,597
Notes receivable from stockholders.................    (8,857,977)          --
                                                     ------------  ------------
Net stockholders' equity (deficit).................    (2,919,321)   78,957,597
                                                     ------------  ------------
Total liabilities and stockholders' equity
 (deficit).........................................  $185,861,156  $218,158,564
                                                     ============  ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                         Combined     Combined    Consolidated
                                        Year Ended   Year Ended    Year Ended
                                         December     December    December 31,
                                         31, 1998     31, 1999        2000
                                        -----------  -----------  ------------
Net revenues..........................  $81,433,406  $93,621,404  $106,153,640
                                        -----------  -----------  ------------
Costs and expenses:
  Program and production..............   25,116,151   27,176,460    27,919,127
  Sales and advertising...............   23,110,566   25,040,086    28,208,358
  Station general and administrative..   13,464,792   14,443,785    15,597,101
  Corporate general and
   administrative.....................    2,498,411    2,764,216     3,991,535
  Equity appreciation rights..........          --       606,407     1,173,759
  Format change expenses..............          --           --      1,545,547
  Depreciation and amortization.......   16,096,653   16,410,321    17,409,162
                                        -----------  -----------  ------------
    Total costs and expenses..........   80,286,573   86,441,275    95,844,589
                                        -----------  -----------  ------------
      Operating income................    1,146,833    7,180,129    10,309,051
Other income (expense):
  Interest expense....................  (13,601,867) (14,008,312)   (8,812,564)
  Unrealized loss on investment.......          --           --     (2,400,000)
  Other non-operating expenses........   (1,580,554)    (107,154)     (310,754)
  Interest income.....................      817,567      883,704       446,197
  Other non-operating income..........      348,890          --        168,383
  Gain on sale of radio stations......    4,028,013          --            --
  Minority interest...................      253,993          --            --
                                        -----------  -----------  ------------
      Loss before income taxes........  $(8,587,125) $(6,051,633) $   (599,687)
Income tax expense....................          --           --     28,998,000
                                        -----------  -----------  ------------
      Net loss........................  $(8,587,125) $(6,051,633) $(29,597,687)
                                        ===========  ===========  ============
Basic and diluted net loss per share..  $       --   $       --   $      (1.26)
                                        ===========  ===========  ============
Pro forma income tax benefit
 (unaudited)..........................  $(3,250,000) $(2,204,000)          N/A
                                        ===========  ===========  ============
Pro forma net loss (unaudited)........  $(5,337,125) $(3,847,633)          N/A
                                        ===========  ===========  ============
Pro forma basic and diluted net loss
 per share (unaudited)................  $     (0.31) $     (0.22)          N/A
                                        ===========  ===========  ============
Basic and diluted common shares
 outstanding..........................   17,423,441   17,423,441    23,506,091
                                        ===========  ===========  ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          Class                                                                 Notes
                            A    Class B               Additional                             Receivable         Net
                          Common Common    Common       Paid-In     Accumulated   Treasury       From       Stockholders'
                          Stock   Stock     Stock       Capital       Deficit       Stock    Stockholders  Equity (Deficit)
                          ------ ------- -----------  ------------  ------------  ---------  ------------  ----------------
Balances as of December
 31, 1997...............  $  --  $   --  $ 4,530,352  $ 30,428,164  $ (7,280,337) $     --   $ (8,099,591)   $ 19,578,588
Net loss................     --      --          --            --     (8,587,125)       --            --       (8,587,125)
Capital contributions...     --      --          --      1,582,211           --         --            --        1,582,211
Stockholder
 distributions..........     --      --          --            --     (5,959,936)       --            --       (5,959,936)
Purchase of common
 stock..................     --      --          --            --            --    (548,600)          --         (548,600)
Loans to stockholders...     --      --          --            --            --         --     (1,206,446)     (1,206,446)
Payments of notes
 receivable from
 stockholders...........     --      --          --            --            --         --      1,182,342       1,182,342
                          ------ ------- -----------  ------------  ------------  ---------  ------------    ------------
Balances as of December
 31, 1998...............  $  --  $   --  $ 4,530,352  $ 32,010,375  $(21,827,398) $(548,600) $ (8,123,695)   $  6,041,034
Net loss................     --      --          --            --     (6,051,633)       --            --       (6,051,633)
Capital contributions...     --      --          --      2,764,553           --         --            --        2,764,553
Stockholder
 distributions..........     --      --          --            --     (4,938,993)       --            --       (4,938,993)
Loans to stockholders...     --      --          --            --            --         --       (734,282)       (734,282)
                          ------ ------- -----------  ------------  ------------  ---------  ------------    ------------
Balances as of December
 31, 1999...............  $  --  $   --  $ 4,530,352  $ 34,774,928  $(32,818,024) $(548,600) $ (8,857,977)   $ (2,919,321)
Net loss................     --      --          --            --     (1,897,079)       --            --       (1,897,079)
Capital contributions...     --      --          --        100,000           --         --            --          100,000
Stockholder
 distributions..........     --      --          --            --     (2,250,000)       --            --       (2,250,000)
Loans to stockholders...     --      --          --            --            --         --       (910,263)       (910,263)
                          ------ ------- -----------  ------------  ------------  ---------  ------------    ------------
Balances as of February
 10, 2000...............  $  --  $   --  $ 4,530,352  $ 34,874,928  $(36,965,103) $(548,600) $ (9,768,240)   $ (7,876,663)
Distributions to and
 contributions from
 subchapter S
 corporation
 stockholders in
 exchange for Class B
 common stock...........     --   17,021  (4,530,352)  (33,000,372)   36,965,103    548,600           --              --
Issuance of Class A
 common stock...........   7,252     --          --     99,002,648           --         --            --       99,009,900
Initial public offering
 costs..................     --      --          --     (2,613,336)          --         --            --       (2,613,336)
Acquisitions of minority
 interests..............     --      --          --      8,370,064           --         --            --        8,370,064
Payments of notes
 receivable from
 stockholders ..........     --      --          --            --            --         --      9,768,240       9,768,240
Net loss................     --      --          --            --    (27,700,608)       --            --      (27,700,608)
                          ------ ------- -----------  ------------  ------------  ---------  ------------    ------------
Balances as of December
 31, 2000...............  $7,252 $17,021 $       --   $106,633,932  $(27,700,608) $     --   $        --     $ 78,957,597
                          ====== ======= ===========  ============  ============  =========  ============    ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                    Combined Year    Combined    Consolidated
                                        Ended       Year Ended    Year Ended
                                    December 31,   December 31,  December 31,
                                        1998           1999          2000
                                    -------------  ------------  -------------
Cash flows from operating
 activities:
 Net loss.........................  $  (8,587,125) $(6,051,633)  $ (29,597,687)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and amortization..     16,096,653   16,410,321      17,409,162
   (Gain) loss on sale of property
    and equipment.................            --       107,154             --
   Unrealized loss on investment..            --           --        2,400,000
   Gain on sale of radio
    stations......................     (4,028,013)         --              --
   Minority interest..............       (253,993)         --              --
   Change in assets and
    liabilities net of effects of
    acquisitions and dispositions
    of radio stations:
     Increase in receivables......       (782,146)  (2,235,888)     (1,728,793)
     Increase in prepaid expense
      and other...................       (476,296)    (625,890)       (331,392)
     Increase in intangibles......       (267,331)         --              --
     Increase in other assets.....       (506,431)    (475,304)       (774,349)
     Increase (decrease) in
      payables and accrued
      expenses....................      3,725,220       66,425      (5,071,176)
     Increase in deferred tax
      liabilities.................            --           --       25,399,000
                                    -------------  -----------   -------------
      Net cash provided by
       operating activities.......      4,920,538    7,195,185       7,704,765
                                    -------------  -----------   -------------
Cash flows from investing
 activities:
 Expenditures for property and
  equipment.......................     (1,586,933)  (2,025,425)     (3,641,877)
 Proceeds from sale of property
  and equipment...................      1,700,000          --              --
 Payments for acquisitions of
  radio stations..................    (19,000,000)         --      (34,780,000)
 Proceeds from dispositions of
  radio stations..................      5,150,000          --              --
 Payment for purchase of equity
  investment......................            --           --          (50,002)
 Decrease in restricted cash......      1,250,000          --              --
 Loans to related parties.........        (16,325)         --              --
 Payments from related parties....            --           --          556,796
 Loans to stockholders............     (1,206,446)    (734,282)       (910,263)
 Payments from stockholders.......      1,182,342          --        9,768,240
                                    -------------  -----------   -------------
      Net cash used in investing
       activities.................    (12,527,362)  (2,759,707)    (29,057,106)
                                    -------------  -----------   -------------
Cash flows from financing
 activities:
 Proceeds from issuance of
  indebtedness....................    135,040,061          --      138,300,523
 Principal payments on
  indebtedness....................   (124,463,715)    (161,994)   (161,890,721)
 Proceeds from issuance of related
  party notes.....................        663,538      144,027             --
 Principal payments on related
  party notes.....................            --           --      (47,723,076)
 Payments for loan fees...........     (1,625,000)         --       (2,840,990)
 Capital contributions............      1,582,211    2,764,553         100,000
 Stockholders distributions.......     (5,959,936)  (4,938,993)     (2,250,000)
 Issuance of common stock.........            --           --       99,009,900
 Payments for initial public
  offering costs..................            --           --       (2,613,336)
 Purchase of common stock.........       (548,600)         --              --
                                    -------------  -----------   -------------
      Net cash provided by (used
       in) financing activities...      4,688,559   (2,192,407)     20,092,300
                                    -------------  -----------   -------------
Net increase (decrease) in cash
 and cash equivalents.............     (2,918,265)   2,243,071      (1,260,041)
Cash and cash equivalents at
 beginning of year................      7,677,863    4,759,598       7,002,669
                                    -------------  -----------   -------------
Cash and cash equivalents at end
 of year..........................  $   4,759,598  $ 7,002,669       5,742,628
                                    =============  ===========   =============
Cash paid for interest............  $  13,017,000  $12,853,000      12,052,995
                                    =============  ===========   =============
Cash paid for taxes...............  $      22,000  $    25,000       1,878,825
                                    =============  ===========   =============
Supplement disclosure of non-cash
 investing and financing
 activities:
 Financed purchases of equipment..  $      35,649  $       --    $         --
                                    =============  ===========   =============
 Financed purchase of equity
  investment......................  $         --   $       --    $   3,000,000
                                    =============  ===========   =============
 Equity investment acquired
  through placement of advertising
  airtime.........................  $         --   $       --    $     873,727
                                    =============  ===========   =============
 Minority interests acquired
  through issuance of Class A
  common stock....................  $         --   $       --    $   8,370,064
                                    =============  ===========   =============
 Principal payments on
  indebtedness through placement
  of advertising airtime..........  $         --   $       --    $   1,770,060
                                    =============  ===========   =============
 Financed sale of property and
  equipment to a related party....  $         --   $       --    $   5,115,500
                                    =============  ===========   =============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Basis of Presentation and Corporate Reorganization

   Beasley Broadcast Group, Inc. (the "Company") operates 36 radio stations with its primary source of revenue generated from the sale of advertising time to local and national spot advertisers and national network advertisers. All significant inter-company balances and transactions have been eliminated in presenting the Company's financial statements. The accompanying financial statements as of December 31, 1999 and for the years ended December 31, 1998 and 1999 are presented on a combined basis. The accompanying financial statements as of and for the year ended December 31, 2000 are presented on a consolidated basis.

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

   The number of shares authorized, issued and outstanding for Beasley FM Acquisition Corp. and related companies through February 10, 2000 is as follows:

                                                                      Common
                                                                       Stock
                                                                    Outstanding
                                                                    -----------
Beasley FM Acquisition Corp. common stock, no par value;
 authorized 1,000 shares; issued and outstanding 1,000 shares.....  $4,464,099
Beasley Broadcasting of Eastern North Carolina, Inc. common stock,
 $1 par value; authorized 100,000 shares; issued and outstanding
 50,000 shares....................................................      50,000
CSRA Broadcasters, Inc. common stock, $100 par value; authorized
 600 shares; issued and outstanding 100 shares....................      10,000
W&B Media, Inc. common stock, $1 par value; authorized 100,000
 shares; issued and outstanding 2,223 shares......................       2,223
Beasley Broadcasting of Arkansas, Inc. common stock, $1 par value;
 authorized 10,000 shares; issued and outstanding 1,000 shares....       1,000
Beasley Broadcasting of Eastern Pennsylvania, Inc. common stock,
 $1 par value; authorized 10,000 shares; issued and outstanding
 1,000 shares.....................................................       1,000
Beasley Broadcasting of Southwest Florida, Inc. common stock, $1 par value; authorized 10,000 shares; issued and outstanding 1,000
 shares...........................................................       1,000
Beasley Radio, Inc. common stock, $1 par value; authorized 10,000
 shares; issued and outstanding 1,000 shares......................       1,000
Beasley Broadcasting of Coastal Carolina, Inc. common stock, $.01 par value; authorized 1,000 shares issued and outstanding 1,000
 shares...........................................................          10
Beasley Broadcasting of Augusta, Inc. common stock, $.01 par value; authorized 1,000 shares; issued and outstanding 1,000
 shares...........................................................          10
Beasley Communications, Inc. common stock, $.01 par value;
 authorized 1,000 shares; issued and outstanding 1,000 shares.....          10
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

                         BEASLEY BROADCAST GROUP, INC.

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

   Proceeds from the initial public offering, net of underwriters discount of $7,165,100, were used as follows:

   Repayment of the revolving credit loan......................... $58,508,421
   Repayment of long-term debt, including accrued interest, to related parties...............................................  38,228,843
   Net repayment of payables and receivables, including accrued
    interest, to related parties..................................   2,272,636
                                                                   -----------
   Net proceeds................................................... $99,009,900
                                                                   ===========

   The Company has two classes of common stock and may issue one or more series of preferred stock. In addition, the Company adopted an equity plan providing various stock based compensation awards. Class B common shares are held by majority stockholders of the former S corporations. Class A common shares were issued in the initial public offering including shares to former minority-interest stockholders. No shares of preferred stock were issued in the offering. The only difference between the Class A and Class B common stock is that Class A is entitled to one vote per share and Class B is entitled to ten votes per share. Class B is convertible into Class A shares on a one for one share basis under certain circumstances.

 (b) Cash and Cash Equivalents

   Cash and cash equivalents include demand deposits and short-term investments with an original maturity of three months or less.

 (c) Program Rights

   The total fixed cost of the contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports contracts is expensed on a straight-line basis in the quarters in which the programs are broadcast. Other payments are expensed when additional contract elements, such as post-season games, are paid for and broadcast.

 (d) Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

 (e) Intangibles

   Intangibles consist primarily of FCC broadcasting licenses, goodwill, advertising base, loan fees, noncompete agreements, and other intangibles which are amortized straight-line over their estimated useful lives.

 (f) Impairment

   The Company assesses the recoverability of intangibles and other long-lived assets on an ongoing basis based on estimates of related future undiscounted cash flows compared to net book value. If the future

                         BEASLEY BROADCAST GROUP, INC.

undiscounted cash flow estimate is less than net book value, the net book value is reduced to the estimated fair value. The Company also evaluates the amortization and depreciation periods of intangibles and other long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives.

 (g) Derivative Financial Instruments

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate cap, collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on the revolving credit loan. Interest differentials are recorded as adjustments to interest expense in the period they occur.

 (h) Revenue Recognition

   Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions.

 (i) Barter Transactions

   Trade sales are recorded at the fair value of the products or services received. For the years ended December 31, 1998, 1999 and 2000, trade sales were approximately $4,018,000, $4,449,000 and $8,147,000, respectively. For the years ended December 31, 1998, 1999 and 2000, trade expenses were approximately $3,481,000, $5,002,000 and $4,788,000, respectively.

 (j) Income Taxes

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

   BFMA had elected to be treated as a subchapter S corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of BFMA were individually responsible for reporting their share of taxable income or loss. Accordingly, no deferred tax assets or liabilities have been reflected in the accompanying balance sheet as of December 31, 1999. Pro forma income tax benefit in the accompanying statements of operations for the years ended December 31, 1998 and 1999 includes pro forma income tax benefit computed in accordance with SFAS 109, Accounting for Income Taxes, as if BFMA had been subject to Federal and state income taxes for that period.

 (k) Earnings per Share

   Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

   Earnings per share for the years ended December 31, 1998 and 1999 and from January 1, 2000 to February 10, 2000 is based on the number of common shares issued immediately prior to the initial public offering.

                         BEASLEY BROADCAST GROUP, INC.

 (l) Stock-Based Compensation

   Stock-based compensation is measured and recognized in accordance with APB Opinion 25, Accounting for Stock Issued to Employees and disclosed in accordance with SFAS 123, Accounting for Stock-Based Compensation.

 (m) Segment Reporting

   As of December 31, 2000 the Company operates two reportable segments comprised of 36 separate radio stations in the eastern United States. The reportable segments are in the radio broadcasting industry, providing a similar product to similar customers. Net revenues, consisting primarily of national and local advertising, are derived from external sources. The Company does not rely on any major customer as a source of net revenue. The Company identifies its reportable segments based on the operating management responsibility for the segment. The chief operating decision maker uses net revenues and broadcast cash flow as measures of profitability to assess segment profit or loss and to allocate resources between the two segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

 (n) Defined Contribution Plan

   The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $ 10,000 in 1998 and 1999 and $10,500 in 2000. There are no employer matching contributions.

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

 (p) Recent Accounting Pronouncements

   In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value.

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

                         BEASLEY BROADCAST GROUP, INC.

(2) Property and Equipment

   Property and equipment, at cost, is comprised of the following:

                                  December 31,           Estimated
                            --------------------------  useful lives
                                1999          2000         (years)
                            ------------  ------------  ------------
   Land, buildings and
    improvements........... $  4,369,458  $  5,466,559      31.5
   Broadcast equipment.....   20,438,606    19,267,530         5
   Transportation
    equipment..............      876,987     1,241,467         5
   Office equipment and
    other..................    4,329,267     4,997,782       5-7
   Construction in
    progress...............      800,778     1,323,081       --
                            ------------  ------------      ----
                              30,815,096    32,296,419
   Less accumulated
    Depreciation...........  (15,041,921)  (16,676,731)
                            ------------  ------------
                            $ 15,773,175  $ 15,619,688
                            ============  ============

(3) Intangibles

   Intangibles, at cost, is comprised of the following:

                                              December 31,           Estimated
                                        --------------------------  useful lives
                                            1999          2000         (years)
                                        ------------  ------------  ------------
   FCC broadcasting licenses........... $157,700,379  $188,307,206     10-15
   Goodwill............................   16,763,990    25,219,054        15
   Advertising base....................    4,139,251     4,139,251         5
   Loan fees...........................    2,975,681     5,816,671         7
   Noncompete agreements...............    1,120,000     1,120,000       2-8
   Other intangibles...................    5,666,932     6,011,469      5-15
                                        ------------  ------------     -----
                                         188,366,233   230,613,651
   Less accumulated amortization.......  (51,078,942)  (65,720,067)
                                        ------------  ------------
                                        $137,287,291  $164,893,584
                                        ============  ============

   On February 11, 2000, the Company computed the fair value of minority stockholder interests based on the number of shares issued to the stockholders and the estimated net book values of the radio stations at the close of business on February 10, 2000. The computed amount of $8,370,064 was recorded using the purchase method of accounting and is included in goodwill and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2000.

(4) Other Investments

   In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising airtime. The Company will earn these shares as advertisements are placed over the term of the agreement. For the year ended December 31, 2000, eTour, Inc. placed advertising airtime totaling approximately $874,000 and for the year ended December 31, 2000, the Company earned approximately 218,000 shares. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

                         BEASLEY BROADCAST GROUP, INC.

   On January 14, 2000, the Company purchased 600,000 shares of common stock of FindWhat.com in exchange for a $3.0 million promissory note. The shares contained restrictions that generally limit the Company's ability to sell or otherwise dispose of them. In January 2001, FindWhat.com filed a registration statement under the Securities Act pursuant to which the Company may resell its shares at prevailing market prices. The investment was initially recorded using the cost method of accounting. On December 31, 2000, the Company considered a decline in market value to be other than temporary and recorded an unrealized loss on this investment of approximately $2.4 million.

   On April 4, 2000, the Company purchased 5,394 shares of preferred stock of iBiquity Digital for $50,002. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

(5) Long-Term Debt

     Long-term debt consists of the following:

                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
   Revolving credit loan, see below for terms of
    agreement.....................................  $124,680,420  $102,236,261
   Note payable to FindWhat.com, see below for
    terms of note agreement.......................           --      1,229,940
   Note payable to Georgia Bank and Trust, payable
    in monthly payments of $3,500, including
    interest at 8.5% per annum, maturing on
    December 5, 2002..............................       358,930           --
   Note payable to Aiken Radio, Inc., payable in
    monthly payments ranging from $4,167 to
    $7,844, including interest at 10% per annum,
    maturing in June 2003.........................       262,627           --
   Note payable to G.R.R. Marketing, Inc., payable
    in monthly payments of $5,592, including
    interest at prime plus 1% per annum (9.5% at
    December 31, 1999), maturing in February,
    2005..........................................       281,677           --
   Note payable to Columbia County Broadcasters,
    Inc., payable in quarterly payments of $7,062,
    including interest at 8% per annum, maturing
    on December 15, 2002..........................        73,665           --
   Note payable to SunTrust Bank, payable in
    monthly payments of $893, including interest
    at 8.68% per annum, maturing on March 15,
    2002..........................................        79,853           --
   Note payable to Georgia Bank and Trust, payable
    in monthly payments of $1,134, including
    interest at 9.25% per annum, maturing on
    December 22, 2001.............................        24,227           --
   Note payable to Myer Feldman, payable in
    monthly payments of $527, including interest
    at 12% per annum, maturing on April 1, 2013...        42,155           --
   Note payable to Georgia Bank and Trust, payable
    in monthly payments of $648, including
    interest at 8% per annum, maturing on January
    25,2002.......................................        14,964           --
   Capital lease obligations, payable in monthly
    payments ranging from $399 to $532, including
    interest ranging from 8% to 20% per annum,
    maturing on various dates through April 27,
    2003. The leases are secured by the leased
    property......................................        28,497        20,556
                                                    ------------  ------------
                                                     125,847,015   103,486,757
   Less current installments of long-term debt....      (166,319)       (8,352)
                                                    ------------  ------------
   Long-term debt, less current installments......  $125,680,696  $103,478,405
                                                    ============  ============

                         BEASLEY BROADCAST GROUP, INC.

   On August 31, 2000, the Company refinanced its $150.0 million revolving credit loan. Under terms of the new credit agreement, the Company was provided a credit facility with a maximum commitment of $300.0 million. The credit facility includes a $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. As of December 31, 2000, the maximum commitment under the credit facility is $300.0 million and the outstanding balance is $102.2 million. The loans bear interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 1999, the old revolving credit loan carried interest at an average rate of 7.95%. As of December 31, 2000, the new credit facility carried interest at an average rate of 7.9375%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company must pay a quarterly unused commitment fee, which is based upon its total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. For the years ended December 31, 1999 and 2000, our unused commitment fee was approximately $96,000 and $284,000, respectively. The Company has entered into interest rate hedge agreements as discussed in note
10. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

   As of December 31, 2000, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                           Revolving                Total Credit
                                          Credit Loan   Term Loan     Facility
                                          ------------ ------------ ------------
   2002.................................. $        --  $ 15,000,000 $ 15,000,000
   2003..................................          --    22,500,000   22,500,000
   2004..................................   15,000,000   22,500,000   37,500,000
   2005..................................   22,500,000   30,000,000   52,500,000
   Thereafter............................  112,500,000   60,000,000  172,500,000
                                          ------------ ------------ ------------
     Total............................... $150,000,000 $150,000,000 $300,000,000
                                          ============ ============ ============

   On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising airtime as specified in the loan agreement and a related advertising agreement with FindWhat.com. As of December 31, 2000, the outstanding principal amount has been reduced by approximately $1,770,000 through the placement of advertising airtime. The note is guaranteed by BFMA.

   On February 16, 2000, all long-term debt, except the revolving credit loan and capital lease obligations, was repaid in full. As of December 31, 2000, scheduled payments of the capital lease obligations are as follows: $8,352 in 2001, $9,045 in 2002 and $3,159 in 2003.

                         BEASLEY BROADCAST GROUP, INC.

(6) Long-Term Debt to Related Parties

   Long-term debt to related parties consists of the following:

                                                         December 31,
                                                   -------------------------
                                                       1999         2000
                                                   ------------  -----------
   7.67% notes payable to affiliate Beasley
    Broadcasting of Philadelphia, Inc., interest-
    only payments are due annually, principal and
    any unpaid interest due August 11, 2004.......  $25,699,530   $      --
   7.67% notes payable to affiliate Beasley-Reed
    Broadcasting of Miami, Inc., interest-only
    payments are due annually, principal and any
    unpaid interest due August 11, 2004...........   11,576,092          --
                                                   ------------  -----------
                                                   $ 37,275,622  $       --
                                                   ============  ===========

   For each of the years ended December 31, 1998 and 1999, interest expense on long-term debt to related parties was approximately $2,859,000. On February 16, 2000, all long-term debt to related parties was repaid in full.

(7) Acquisitions and Dispositions

   Station acquisitions, including tax-deferred exchanges were accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. These FCC broadcasting licenses are being amortized over 15 years using the straight-line basis. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 15 years using the straight-line basis. No liabilities were assumed by the Company as a result of these acquisitions. Operations of acquired stations have been included in the combined results of the Company since the acquisition date of each such station.

 (a) 2000 Acquisitions and Dispositions

  . On January 6, 2000, the Company acquired the assets of WAEC-AM and WWWE-
    AM in the Atlanta market for approximately $10.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

  . On May 2, 2000, the Company acquired the assets of WRCA-AM in the Boston market for approximately $6.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

  . On May 3, 2000 the Company acquired the assets of WRFN-FM and WRDW-AM in the Augusta market for approximately $0.8 million. This acquisition was funded by surplus working capital and accounted for by the purchase method of accounting.

  . On June 2, 2000 the Company acquired the assets of WHSR-AM and WWNN-AM in the Miami-Ft. Lauderdale market and WSBR-AM in the West Palm Beach market for approximately $18.0 million. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

  . There were no dispositions during 2000.

                         BEASLEY BROADCAST GROUP, INC.

 (b) 1999 Acquisitions and Dispositions

  . There were no acquisitions or dispositions during 1999.

 (c) 1998 Acquisitions and Dispositions

  . On February 11, 1998, BFMA acquired the assets of WJBX-FM in the Ft.
    Myers-Naples market for approximately $6,000,000. This acquisition was finance through the Company's credit facility and accounted for by the purchase method.

  . On February 11, 1998, Beasley Radio, Inc. acquired the assets of WJST-FM in the Ft. Myers-Naples market for approximately $5,000,000. This acquisition was finance through the Company's credit facility and accounted for by the purchase method.

  . On December 1, 1998, Beasley Broadcasting of Arkansas, Inc. ("BBA") acquired the assets of WTMR-AM in the Philadelphia market for approximately $8,000,000. This acquisition was finance through the Company's credit facility and accounted for by the purchase method.

  . BBA sold substantially all of the assets of KAAY-AM to Citadel
    Broadcasting Company on November 17, 1998. Net proceeds from the sale were approximately $5,000,000, which resulted in a gain of approximately $4,356,000.

  . BFMA sold substantially all of the assets of WEWO-AM to Service Media, Inc. on August 1, 1998. Net proceeds from the sale were approximately $150,000, which resulted in a loss of approximately $328,000.

   For tax purposes, the sale of KAAY-AM and the acquisition of WTMR-AM were treated as a tax-deferred exchange under Section 1031 of the Internal Revenue Code to a substantial extent.

   For tax purposes, the sale of WEGX-FM and WDSC-AM and the acquisition of WJBX-FM were treated as a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

   Acquisitions for the years ended December 31, 1998 and 2000 are summarized as follows:

                                                        Year ended December 31
                                                        -----------------------
                                                           1998        2000
                                                        ----------- -----------
   Property and equipment.............................. $ 1,499,641 $ 4,088,173
   Other assets........................................       2,142         --
   FCC broadcasting licenses...........................  17,226,517  30,606,827
   Goodwill............................................     271,700      85,000
                                                        ----------- -----------
   Payments for purchase of radio stations............. $19,000,000 $34,780,000
                                                        =========== ===========

   Dispositions for the year ended December 31, 1998 are summarized as follows:

   Proceeds from sale of stations................................... $5,150,000
   Accounts receivable, net.........................................     (5,720)
   Prepaid expenses and other.......................................        --
   Property and equipment, net......................................   (797,915)
   Intangibles, net.................................................   (193,755)
   Trade sales, net.................................................        --
   Selling expenses.................................................   (124,597)
                                                                     ----------
   Gain on sale of radio stations................................... $4,028,013
                                                                     ==========

                         BEASLEY BROADCAST GROUP, INC.

 (d) Unaudited Pro Forma Results of Operations

   The following unaudited pro forma information presents the results of operations for the years ended December 31, 1999 and 2000, with pro forma adjustments as if the acquisitions of the stations had occurred on January 1, 1999.

   This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred on January 1, 1999 or of results that may occur in the future.

                                                      Combined    Consolidated
                                                     Year Ended    Year Ended
                                                      December    December 31,
                                                      31, 1999        2000
                                                     -----------  ------------
   Net revenues..................................... $99,155,267  $107,839,154
                                                     -----------  ------------
   Costs and expenses:
     Program and production.........................  27,653,609    28,052,654
     Sales and advertising..........................  25,437,289    28,322,798
     Station general and administrative.............  15,604,600    15,885,704
     Corporate general and administrative...........   2,764,216     3,991,535
     Equity appreciation rights.....................     606,407     1,173,759
     Format change expenses.........................         --      1,545,547
     Depreciation and amortization..................  18,846,988    18,101,744
                                                     -----------  ------------
       Total costs and expenses.....................  90,913,109    97,073,741
                                                     -----------  ------------
     Operating income...............................   8,242,158    10,765,413
   Other income (expense):
     Interest expense............................... (16,711,312)   (9,579,639)
     Unrealized loss on investment..................         --     (2,400,000)
     Other non-operating expenses...................    (107,154)     (310,754)
     Interest income................................     883,704       446,197
     Other non-operating income.....................         --        168,383
                                                     -----------  ------------
       Loss before income taxes..................... $(7,692,604) $   (910,400)
   Income tax expense...............................         --     28,878,000
                                                     -----------  ------------
       Net loss..................................... $(7,692,604) $(29,788,400)
                                                     ===========  ============
   Basic and diluted net loss per share............. $       --   $      (1.27)
                                                     ===========  ============
   Pro forma income tax benefit..................... $(2,838,000) $        --
                                                     ===========  ============
   Pro forma net loss............................... $(4,854,604) $        --
                                                     ===========  ============
   Pro forma basic and diluted net loss per share... $     (0.28) $        --
                                                     ===========  ============
   Basic and diluted common shares outstanding......  17,423,441    23,506,091
                                                     ===========  ============

 (e) Subsequent and Pending Acquisitions

  . On January 31, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of approximately $113.5 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans,

                         BEASLEY BROADCAST GROUP, INC.

   Louisiana. This acquisition was financed through the Company's credit facility and accounted for by the purchase method of accounting.

  . On November 13, 2000, the Company entered into an agreement to acquire
    WKXC-FM and WSLT-FM in Augusta, Georgia for approximately $12.0 million.

(8) Related Party Transactions

   The Company had a management agreement with Beasley Broadcasting Management Corp., an affiliate of the Company's principal stockholder, George G. Beasley. For the years ended December 31, 1998 and 1999, management fee expense under the agreement was approximately $2,498,000 and $2,764,000, respectively. From January 1, 2000 to February 10, 2000, management fee expense under the agreement was approximately $447,000.

   The Company leases certain office space from its principal stockholder, George G. Beasley. For the years ended December 31, 1998, 1999 and 2000, rental expense paid to Mr. Beasley was approximately $77,000, $96,000 and $96,000, respectively.

   Distributions to stockholders of the S corporations during the years ended December 31, 1998 and 1999 were $5,959,936 and $4,938,993, respectively. From January 1, 2000 to February 10, 2000, distributions to stockholders of BFMA were approximately $2,250,000.

   Notes receivable from related parties as of December 31, 1999 were repaid in full on February 16, 2000. On December 28, 2000, the Company sold all of its radio towers and related real estate assets to Beasley Family Towers, Inc. ("BFT") for approximately $5.1 million. The Company received unsecured notes payable from BFT, which are due in monthly payments including interest at the applicable federal rate. The notes mature on December 28, 2020. In connection with this transaction, the Company entered into agreements to lease the radio towers from BFT. The lease agreements expire on December 28, 2020. As of December 31, 2000, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

     2001............................................................ $  467,000
     2002............................................................    467,000
     2003............................................................    467,000
     2004............................................................    467,000
     2005............................................................    467,000
     Thereafter......................................................  7,015,000
                                                                      ----------
       Total......................................................... $9,350,000
                                                                      ==========

   Notes payable to related parties bore interest at 7.67% to 9.25% and were repaid in full on February 16, 2000. For the years ended December 31, 1998 and 1999, interest expense on notes payable to related parties was approximately $666,000 and $642,000, respectively. From January 1, 2000 to February 10, 2000, interest expense on notes payable to related parties was approximately $80,000.

   Notes receivable from stockholders bear interest at 9.25% and were repaid in full on February 16, 2000. For the years ended December 31, 1998 and 1999, interest income on notes receivable from related parties was approximately $618,000 and $707,000, respectively. From January 1, 2000 to February 16, 2000, interest income on notes receivable from related parties was approximately $135,000.

                         BEASLEY BROADCAST GROUP, INC.

(9) Commitments and Contingencies

   In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. As of December 31, 2000, remaining payments of fees are as follows: $8,844,000 in 2001 and $359,000 in 2002. For the years ended December 31, 1998, 1999 and 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $3,617,000, $2,770,000 and $4,034,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

   The Company leases property and equipment from third parties under one- to ten-year operating leases. For the years ended December 31, 1998, 1999 and 2000, lease expense was approximately $1,503,000, $1,815,000 and $2,052,000, respectively. As of December 31, 2000, future minimum lease payments to third parties for the next five years and thereafter are summarized as follows:

     2001............................................................  1,673,000
     2002............................................................  1,211,000
     2003............................................................  1,171,000
     2004............................................................  1,141,000
     2005............................................................    988,000
     Thereafter......................................................  3,510,000
                                                                      ----------
       Total......................................................... $9,694,000
                                                                      ==========

   The Company had employment agreements with two radio station managers that contained provisions allowing the station manager to participate in the gain on the sale of the station managed in the event it is sold, and while the station manager was still employed by the Company. In addition, these agreements provided that upon the occurrence of certain liquidity events the station manager would be paid a percentage of the increase in value of the station managed upon completion of the offering. On February 16, 2000, the Company paid approximately $1.2 million to the station managers as a result of the initial public offering.

   In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(10) Derivative Financial Instruments

   The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. For the years ended December 31, 1998 and 2000, the Company received additional interest of approximately $11,000 and $113,000, respectively. For the year ended December 31, 1999, the Company paid additional interest of approximately $87,000. The amount received or paid is based on the differential between the specified rate of the swap agreements and the variable interest rate of the revolving credit loan. There was no additional interest paid or received under the collar agreements.

                         BEASLEY BROADCAST GROUP, INC.

   In February 2001, one interest rate swap and one interest rate collar were canceled and we purchased another interest rate collar. As of February 13, 2001, our collar agreements are summarized as follows:

                                           Notional                 Expiration
  Agreement                                 Amount    Floor  Cap       Date
  ---------                               ----------- -----  ----  -------------
Interest rate collar..................... $20,000,000 6.69%     8% May 2002
Interest rate collar..................... $20,000,000 5.45%   7.5% November 2002
Interest rate collar..................... $20,000,000 5.75%  7.35% November 2002
Interest rate collar..................... $55,000,000 4.99%     7% October 2003

(11) Fair Value of Financial Instruments

   The Company's significant financial instruments and the methods used to estimate their fair values are as follows:

  . Notes receivable from related parties--It is not practicable to estimate the fair value of notes receivable from related parties due to their related party nature.

  . Other investments--The fair value is estimated using quoted market prices where available and using management's best estimate where quoted market prices are unavailable.

  . Revolving credit loan--The fair value approximates carrying value due to the interest rate being based on current market rates.

  . Notes payable to related parties--It is not practicable to estimate the fair value of notes payable to related parties due to their related party nature.

  . Hedge agreements--The Company has entered into various agreements to hedge against the potential impact of increases in interest rates on the revolving credit loan. These agreements as of December 31, 2000 are summarized as follows:

                                                                       Estimated
                           Notional                       Expiration     Fair
  Agreement                 Amount    Floor  Cap   Swap      Date        Value
  ---------               ----------- -----  ----  ----  ------------- ---------
Interest rate collar..... $20,000,000 6.69%     8%  --   May 2002       $(1,000)
Interest rate collar.....  20,000,000 5.85%   7.5%  --   October 2002       --
Interest rate swap.......  20,000,000  --     --   6.48% October 2002    67,000
Interest rate collar.....  20,000,000 5.45%   7.5%  --   November 2002      --
Interest rate collar.....  20,000,000 5.75%  7.35%  --   November 2002      --

   The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. The Company, however, does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreements is estimated using the difference between the present value of discounted cash flows using the base rate stated in the swap agreement and the present value of discounted cash flows using the LIBOR rate at December 31, 2000. The fair values of the interest rate collar agreements are estimated based on the amounts the Company would expect to receive or pay to terminate the agreement.

                         BEASLEY BROADCAST GROUP, INC.

(12) Income Taxes

   Pro forma income tax benefit from continuing operations for the years ended December 31, 1998 and 1999 and income tax expense for the year ended December 31, 2000 from continuing operations is as follows:

                                                 Year ended December 31,
                                           -------------------------------------
                                              1998         1999
                                           (Unaudited)  (Unaudited)     2000
                                           -----------  -----------  -----------
   Federal:
     Current.............................. $(4,102,000) $   567,000  $ 2,489,000
     Deferred.............................   1,441,000   (2,371,000)  20,796,000
                                           -----------  -----------  -----------
                                            (2,661,000)  (1,804,000)  23,285,000
   State:
     Current..............................    (908,000)     125,000    1,109,000
     Deferred.............................     319,000     (525,000)   4,604,000
                                           -----------  -----------  -----------
                                              (589,000)    (400,000)   5,713,000
                                           -----------  -----------  -----------
                                           $(3,250,000) $(2,204,000) $28,998,000
                                           ===========  ===========  ===========

   Pro forma income tax benefit for the years ended December 31, 1998 and 1999 and income tax expense for the year ended December 31, 2000 differ from the amounts that would result from applying the federal statutory rate of 34% to the Company's loss before income taxes, as follows:

                                                Year ended December 31,
                                          -------------------------------------
                                             1998         1999
                                          (Unaudited)  (Unaudited)     2000
                                          -----------  -----------  -----------
   Expected tax benefit.................  $(2,920,000) $(2,058,000) $  (204,000)
   State income taxes, net of federal
    benefit.............................     (397,000)    (280,000)     532,000
   Establishment of deferred tax assets
    and liabilities upon conversion from
    a subchapter S corporation to a
    subchapter C corporation on February
    11, 2000............................          --           --    28,297,000
   Non-deductible amortization of
    minority interest acquisitions......          --           --       194,000
   Other................................       67,000      134,000      179,000
                                          -----------  -----------  -----------
                                          $(3,250,000) $(2,204,000) $28,998,000
                                          ===========  ===========  ===========

   Temporary differences that give rise to the components of pro forma deferred tax assets and liabilities, are as follows:

                                                         December 31,
                                                   --------------------------
                                                       1999
                                                   (Unaudited)       2000
                                                   ------------  ------------
   Allowance for doubtful accounts................ $  2,623,000  $    176,000
   Unrealized loss on investment..................          --        927,000
   Accrued interest on notes receivable from
    related parties...............................    1,457,000           --
   Notes receivable from related parties..........      478,000           --
                                                   ------------  ------------
     Gross deferred tax assets....................    4,558,000     1,103,000
   Intangibles....................................  (27,929,000)  (25,633,000)
   Property and equipment.........................   (1,113,000)     (869,000)
                                                   ------------  ------------
     Gross deferred tax liabilities...............  (29,042,000)  (26,502,000)
                                                   ------------  ------------
     Net deferred tax liabilities................. $(24,484,000) $(25,399,000)
                                                   ============  ============

                         BEASLEY BROADCAST GROUP, INC.

(13) Segment Information

   Segment information, in thousands of dollars for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                        December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
   Total assets:
     Radio Group One............................ $ 97,530  $ 97,802  $117,790
     Radio Group Two............................   97,243    88,059   100,369
                                                 --------  --------  --------
     Total...................................... $194,773  $185,861  $218,159
                                                 ========  ========  ========

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
   Net revenues:
     Radio Group One............................ $ 50,825  $ 59,798  $ 68,984
     Radio Group Two............................   30,608    33,823    37,170
                                                 --------  --------  --------
     Total......................................   81,433    93,621   106,154
                                                 --------  --------  --------
   Broadcast cash flow:
     Radio Group One............................ $ 10,922  $ 18,116  $ 21,382
     Radio Group Two............................    8,820     8,845    13,047
                                                 --------  --------  --------
     Total......................................   19,742    26,961    34,429
                                                 --------  --------  --------
   Reconciliation to net loss before income
    taxes:
     Corporate general and administrative
      expenses.................................. $ (2,498) $ (2,764) $ (3,992)
     Equity appreciation rights.................      --       (606)   (1,174)
     Format change expenses.....................      --        --     (1,545)
     Depreciation and amortization..............  (16,097)  (16,410)  (17,409)
     Interest expense...........................  (13,602)  (14,008)   (8,813)
     Unrealized loss on investment..............      --        --     (2,400)
     Other non-operating income (expense).......     (160)      775       304
     Gain on sale of radio stations.............    4,028       --        --
                                                 --------  --------  --------
     Net loss before income taxes............... $ (8,587) $ (6,052) $   (600)
                                                 ========  ========  ========

   Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC and Augusta, GA.

   Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization.

(14) Equity Plan

   On February 11, 2000, the Company adopted The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the "Plan"). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. All stock options have ten-year terms and generally vest and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years.

                         BEASLEY BROADCAST GROUP, INC.

   As of December 31, 2000, there were 418,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000 was $8.85 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected life of 7 years, expected volatility of 50%, risk-free interest rate of 5.11% to 5.33%, and no expected dividend yield.

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for the year ended December 31, 2000 would have been increased to the pro forma amounts indicated below:

   Net loss:
     As reported................................................. $(29,597,687)
     Pro forma...................................................  (33,071,326)
   Net loss per share:
     Basic and diluted...........................................        (1.26)
     Pro forma basic and diluted.................................        (1.41)

   Stock option activity during the periods indicated is as follows:

                                                                       Weighted-
                                                                        Average
                                                            Number of  Exercise
                                                             Shares      Price
                                                            ---------  ---------
   Balance as of February 11, 2000.........................       --       --
     Granted............................................... 2,607,000   $15.26
     Exercised.............................................       --       --
     Forfeited.............................................   (25,000)   15.50
     Expired...............................................       --       --
                                                            ---------   ------
   Balance as of December 31, 2000......................... 2,582,000   $15.26
                                                            =========   ======

   As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.87--$15.50 and 9.7 years, respectively.

   As of December 31, 2000, the number of options exercisable was 49,438 and the weighted-average exercise price of those options was $14.32.

(15) Subsequent Event

   On December 29, 1998, the Company filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins countersued for breach of contract. On January 10, 2001, the Company settled both lawsuits with the other parties with no material impact on the accompanying financial statements.

                         BEASLEY BROADCAST GROUP, INC.

                          FINANCIAL STATEMENT SCHEDULE

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1999 and 2000

                                         Column B                      Column E
                                          Balance  Column C            Balance
                                            at     Provision Column D   at End
                                         Beginning  for Bad   Charge      of
   Column A Description                  of Period   Debts     Offs     Period
   --------------------                  --------- --------- --------- --------
Year ended December 31, 1998:
  Allowance for doubtful accounts....... 1,092,000 1,129,211 1,631,859 589,352

Year ended December 31, 1999:
  Allowance for doubtful accounts.......   589,352   803,074   832,144 560,282

Year ended December 31, 2000:
  Allowance for doubtful accounts.......   560,282 1,673,939 1,627,074 607,147

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides information concerning our directors and executive officers.

   Name                  Age                      Position
   ----                  ---                      --------
George G. Beasley.......  68 Chairman and Chief Executive Officer
Bruce G. Beasley........  43 President, Co-Chief Operating Officer and Director
Allen B. Shaw...........  57 Vice Chairman and Co-Chief Operating Officer
B. Caroline Beasley.....  38 Vice President, Chief Financial Officer, Secretary,
                              Treasurer and Director
Brian E. Beasley........  41 Vice President of Operations and Director
Joe B. Cox..............  61 Director
Mark S. Fowler..........  59 Director
Herbert W. McCord.......  58 Director

   George G. Beasley founded Beasley Broadcast Group in 1961 and has served since inception as the Company's Chairman and Chief Executive Officer. Mr. Beasley served on the North Carolina Association of Broadcasters' Board of Directors for eight years and has served that Association as President and Vice President. Mr. Beasley was awarded the Distinguished Broadcaster of North Carolina Award in 1988. Mr. Beasley has a B.A. and M. A. from Appalachian State University. George G. Beasley is the father of Bruce G. Beasley, B. Caroline Beasley and Brian E. Beasley.

   Bruce G. Beasley has served as the Company's President and Chief Operating Officer since 1997 and as a director since 1980. He began his career in the broadcasting business with Beasley Broadcast Group in 1975 and since that time has served in various capacities including General Sales Manager of a radio station, General Manger of a radio station and Vice President of Operations of Beasley Broadcast Group. Currently, Mr. Beasley oversees the operation of all radio stations. Mr. Beasley serves on the Boards of Directors of the North Carolina Association of Broadcasters and the Radio Advertising Bureau. Mr. Beasley has a B.S. from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of B. Caroline Beasley and Brian E. Beasley.

   Allen B. Shaw joined Beasley Broadcast Group as the Vice Chairman of the Board of Directors and Co-Chief Operating Officer in February 2001 as part of the Company's acquisition of Centennial Broadcasting. From 1990 to February 2001, Mr. Shaw was the President and Chief Executive Officer of Centennial Broadcasting. Mr. Shaw previously served as the Chief Operating Officer of Beasley from 1985 to 1990.

   Caroline Beasley has served as the Company's Vice President, Chief Financial Officer and Secretary since 1994 and as a director since 1983. She joined Beasley Broadcast Group in 1983 and since that time has served in various capacities including Business Manager, Assistant Controller and Corporate Controller. Ms. Beasley is a member of the Broadcast and Cable Financial Management Association. Ms. Beasley has a B.S. from the University of North Carolina at Chapel Hill. Ms. Beasley is the daughter of George G. Beasley and the sister of Bruce G. Beasley and Brian E. Beasley.

   Brian E. Beasley has served as the Company's Vice President of Operations since 1997 and as a director since 1982. He began his career in broadcasting during high school in 1977. He joined Beasley full-time in 1982 as General Manager of the previously-owned cable TV division. In 1985, he became Senior Account Executive to a radio station. Since that time, Mr. Beasley has served as General Manger to three different radio stations and most recently has been named Vice President of Operations. Mr. Beasley has a B.S. from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of Bruce G. Beasley and B. Caroline Beasley.

   Joe B. Cox has been a director of Beasley Broadcast Group since February 2000. Mr. Cox is a partner at the law firm of Cummings and Lockwood. Mr. Cox has practiced law for 34 years, primarily in the tax, corporate and estate law areas. Mr. Cox is a director of Citizens National Bank.

   Mark S. Fowler, age 59, has been a director of Beasley Broadcast Group since February 2000. Mr. Fowler was of counsel at the law firm of Latham & Watkins from 1987 to December 31, 2000. Mr. Fowler has served as Chairman of UniSite, Inc. since 1994 and Chairman of Assure Sat, Inc. since 1997. Mr. Fowler is also a director of Pac-West Telecom, Inc. and Talk.com, Inc. Mr. Fowler served as Chairman of the FCC from 1981 until 1987.

   Herbert W. McCord, age 58, has been a director of Beasley Broadcast Group since May 2000. Mr. McCord currently is President of Granum Communications Corporation, a management consulting firm specializing in the radio industry, which he founded in 1991. Prior to starting Granum, Mr. McCord worked in the radio industry at the station and management levels for over twenty years. Mr. McCord serves as a member of the Executive Committee for the Board of Directors of the Radio Advertising Bureau.

Committees Of The Board Of Directors

   Our Board of Directors has established an Audit Committee and a Compensation Committee.

   Audit Committee. The Audit Committee consists of Messrs. Cox, Fowler and McCord. The responsibilities of the audit committee include:

  . recommending to the Board of Directors independent public accountants to conduct the annual audit of our financial statements;

  . reviewing the proposed scope of the audit and approving the audit fees to be paid;

  . reviewing the Company's accounting and financial controls with the independent public accountants and our financial and accounting staff; and

  . reviewing and approving transactions, other than compensation matters
    ,between us and our directors, officers and affiliates.

   Compensation Committee. The Compensation Committee consists of Messrs. Cox, Fowler, and McCord. This Committee provides a general review of the Company's compensation plans to ensure that they meet corporate objectives. The responsibilities of the compensation committee also include administering and interpreting The 2000 Equity Plan of Beasley Broadcast Group.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

   Based solely on its review of the copies of such reports and upon written representations from certain reporting persons, the Company believes that, for the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with on a timely basis, except Mr. McCord's Form 3, Initial Statement of Beneficial Ownership of Securities, the George Beasley Grantor Retained Annuity Trust's Form 3, Initial Statement of Beneficial Ownership of Securities, the George Beasley Estate Reduction Trust's Form 3, Initial Statement of Beneficial Ownership of Securities, and Mr. Brian E. Beasley's Form 4, Statement of Changes of Beneficial Ownership of Securities, reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth certain annual compensation information for Beasley's Chief Executive Officer and the other four most highly paid executive officers of Beasley whose annual salary exceeded $100,000 as of December 31, 2000 (collectively, the "Named Officers").

                           Summary Compensation Table

                                          Annual compensation
                                     -----------------------------
    Name and principal                                Other annual  All other
    position                    Year  Salary   Bonus  compensation compensation
    ------------------          ---- -------- ------- ------------ ------------
George G. Beasley..............
 Chairman and Chief Executive   2000 $490,081     --      --         $306,212*
 Officer                        1999  434,094     --      --          285,549*

Bruce G. Beasley...............
 President and Co-Chief         2000 $320,965     --      --              --
 Operating Officer              1999  300,365     --      --              --

Caroline Beasley............... 2000 $266,985 $50,000     --              --
 Chief Financial Officer        1999  222,599     --      --              --

Brian E. Beasley............... 2000 $295,622     --      --              --
 Vice President of Operations   1999  266,259     --      --              --

--------
* Amounts attributable to the insurance portion of a split-dollar life insurance policy.

   The following table sets forth certain information with respect to stock option to purchase shares of the Company's common stock awarded during the fiscal year ended December 31, 2000 to the Named Officers.

                       Option Grants In Fiscal Year 2000

                                       Individual Grants
                         ----------------------------------------------
                         Number of    Percent of
                         securities total options                           Total
                         underlying   granted to   Exercise               grant date
                          options    employees in    price   Expiration    present
     Name                 granted   fiscal year(1) ($/share)    date       value(2)
     ----                ---------- -------------- --------- ---------- --------------
George G. Beasley.......  487,500        18.7%      $15.50    2/11/10   $4,382,625
Bruce G. Beasley........  487,500        18.7        15.50    2/11/10    4,382,625
Caroline Beasley........  487,500        18.7        15.50    2/11/10    4,382,625
Brian E. Beasley........  487,500        18.7        15.50    2/11/10    4,382,625

--------
(1) Total options granted to all executive officers, other employees and non-employee directors of the Company in 2000 were for an aggregate of 2,607,000 shares of the Company's Class A Common Stock.
(2) The hypothetical present values on the grant date were calculated under the Black Scholes option pricing model, which is a mathematical formula used to value options traded on stock exchanges. The formula considers a number of assumptions in hypothesizing an option's present value. Assumptions used to value the options include an expected life of seven years, expected volatility of 50%, risk-free interest rate of 5.18%, and no expected dividend rate. The ultimate realizable value of an option will depend on the actual market value of the common stock on the date of exercise as compared to the exercise price of the option. Consequently, there is no assurance that the hypothetical present value of the stock options reflected in this table will be realized.

Employment Agreements

   George G. Beasley Employment Agreement. The Company entered into a three year employment agreement with George G. Beasley effective as of January 31, 2000 pursuant to which he serves as our Chief Executive Officer and Chairman of the board of directors. Mr. Beasley receives an annual base salary of $500,000 subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of our Class A common stock under the Company's 2000 equity plan at an exercise price equal to $15.50. This option vests over the term of the employment agreement. The Company could incur severance obligations under the terms of the employment agreement in the event that Mr. Beasley's employment is terminated without cause or if he resigns for good reason.

   Bruce G. Beasley Employment Agreement. The Company entered into a three year employment agreement with Bruce G. Beasley effective as of January 31, 2000 pursuant to which he serves as the President and Chief Operating Officer. Mr. Beasley receives an annual base salary of $325,000 subject to an annual increase of not less than 5% and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of the Company's Class A common stock under the 2000 equity plan at an exercise price equal to $15.50. This option vests over the term of the employment agreement. The Company could incur severance obligations under the terms of the employment agreement in the event that Mr. Beasley's employment is terminated without cause or if he resigns for good reason.

   Allen B. Shaw Employment Agreement. The Company entered into a three year employment agreement with Allen Shaw pursuant to which he will serve as our Co-Chief Operating Officer and Vice Chairman of our board of directors. Mr. Shaw will receive an annual base salary of $322,350, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Shaw also received an option to purchase 50,000 shares of our Class A common stock on February 1, 2001 under our 2000 equity plan at an exercise price equal to the closing price of BBGI Class A common stock on the day before the grant. The option vests on February 1, 2011, but may become exercisable earlier, on the anniversary date of the date of grant, if certain material conditions are satisfied (33% each time a material condition is satisfied). We could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Shaw's employment is terminated without cause or if he resigns for good reason.without cause or if he resigns for good reason.

   Caroline Beasley Employment Agreement. The Company entered into a three year employment agreement with Caroline Beasley pursuant to which she serves as the Chief Financial Officer. Ms. Beasley receives an annual base salary of $275,000 subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Ms. Beasley also receive an option to purchase 487,500 shares of the Company's Class A common stock under the 2000 equity plan at an exercise price equal to $15.50. This option vests over the term of the employment agreement. The Company could incur severance obligations under the terms of the employment agreement in the event that Ms. Beasley's employment is terminated without cause or if she resigns for good reason. Ms. Beasley also received a $50,000 cash bonus upon completion of the initial public offering.

   Brian E. Beasley Employment Agreement. The Company entered into a three year employment agreement with Brian E. Beasley pursuant to which he serves as the Vice President of Operations. Mr. Beasley receives an annual base salary of $300,000 subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Mr. Beasley also received an option to purchase 487,500 shares of the Company's Class A common stock under the 2000 equity plan at an exercise price equal to $15.50. This option vests over the term of the employment agreement. The Company could incur severance obligations under the terms of the employment agreement in he event that Mr. Beasley's employment is terminated without cause or if the resigns for good reason.

2000 Equity Plan

   On February 11, 2000, we adopted The 2000 Equity Plan of Beasley Broadcast Group. This equity plan is our first plan under which employee stock options have been granted. The principal purpose of the equity plan is to attract, retain and motivate selected officers, employees, consultants and directors through the granting of stock-based compensation awards. The equity plan provides for a variety of compensation awards, including non-qualified stock options, incentive stock options that are within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock-related benefits. A total of 3,000,000 shares of Class A common stock were reserved for issuance under the equity plan, of which 2,500,000 shares were granted on February 11, 2000. These options have an exercise price of $15.50 per share. As of December 31, 2000, the Company had granted 2,607,000 options under this plan.

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

Director Compensation

   In the past, directors did not receive any fees for service on the Board of Directors. The Board of Directors has considered and may implement paying its non-employee directors a fee for each Board meeting and Committee meeting attended. The Board of Directors may do this on a retroactive basis. Non-employee directors would continue to be reimbursed for their out-of-pocket travel expenses for each Board of Directors and Committee meeting attended.

Compensation Committee Interlocks And Insider Participation

   During the fiscal year ended December 31, 2000, the Compensation Committee consisted of three members, Messrs. Cox, Fowler and McCord. None of the members was at any time during the fiscal year ended December 31, 2000, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding beneficial ownership of the Class A Common Stock as of January 31, 2001, by:

  . each person who is known by us to own beneficially more than 5% of the Class A Common Stock;

  . each of our directors;

  . each of the Named Officers; and

  . all current officers and directors as a group.

   Each stockholder possess sole voting and investment power with respect to the shares listed, unless otherwise noted. Shares of Class B Common stock are convertible into shares of Class A common stock on a one-for-one basis.

   The number of Class A shares owned by George G. Beasley include options to purchase 162,500 shares of Class A Common Stock and 13,000 shares of Class A Common Stock held for the benefit of his grandchildren, which he disclaims beneficial ownership of. The number of Class B shares owned by George G. Beasley consists of 12,337,486 shares owned individually by him, 1,514,599 shares owned by the George Beasley Grantor Retained Annuity Trust and 39,835 shares owned by Shirley W. Beasley, Mr. Beasley's spouse. The number of Class A shares owned by Bruce G. Beasley, Caroline Beasley and Brian E. Beasley include options for each of them to purchase 162,500 shares of Class A Common Stock. The number of Class B shares owned by Bruce G. Beasley and Caroline Beasley each include 356,736 owned individually by each of them and

897,518 shares owned by the George Beasley Estate Reduction Trust as to which they share voting and dispositive power as trustees. Messrs. Cox and Fowler's ownership includes options to purchase 15,000 Class A shares at $15.50 per share and Mr. McCord's ownership includes options to purchase 10,000 Class A shares at the $10.38 per share. The number of Class A shares owned by Bradley
C. Beasley includes options to purchase 33,334 shares of Class A Common Stock. Unless otherwise indicated, the address of each beneficial owner is c/o Beasley Broadcast Group, Inc., 3033 Riviera Drive, Suite 200, Naples, Florida 34103.

                                      Common Stock
                           ----------------------------------
                               Class A          Class B                Percent
                           --------------- ------------------ Percent    of
                           Number  Percent            Percent of total  total
     Name of Beneficial      of      of      Number     of    economic voting
     Owner                 Shares   class  of Shares   class  interest  power
     ------------------    ------  ------- ---------- ------- -------- -------
George G. Beasley......... 176,900   2.4%  13,891,920  81.6%    57.6%   78.3%
George Beasley Grantor
 Retained Annuity Trust...     --    --     1,514,599   8.9      6.2     8.5
Bruce G. Beasley.......... 165,000   2.2    1,254,254   7.4      5.8     7.2
Caroline Beasley.......... 164,500   2.2    1,254,254   7.4      5.8     7.2
George Beasley Estate
 Reduction Trust..........     --    --       897,518   5.3      3.7     5.1
Bradley C. Beasley........  34,334   0.5      741,462   4.4      3.2     4.2
Brian E. Beasley.......... 162,500   2.2      420,265   2.5      2.4     2.5
Thomson, Horstmann &
 Bryant................... 501,900   6.9          --    --       2.1     0.3
 Park 80 West
 Plaza Two
 Saddle Brook, NJ 07663
Joe B. Cox................  25,000    *           --    --       *        *
Mark S. Fowler............  16,000    *           --    --       *        *
Herbert W. McCord.........  11,000    *           --    --       *        *
All directors and
 executive officers as a
 group.................... 720,900   9.1%  15,923,175  93.5%    66.7%   89.8%

--------
*  Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness to Affiliates

   From time to time prior to the completion of the Company's initial public offering on February 11, 2000, Beasley had incurred indebtedness to related parties and affiliated entities. The Company used a portion of the net proceeds from the initial public offering to repay all indebtedness to related parties and affiliated entities outstanding at the completion of the offering. The repayments consisted of the following:

  . $25,976,006 owed to an affiliated entity owned by George G. Beasley, Shirley Beasley (the wife of George G. Beasley), Caroline Beasley, Bruce
    G. Beasley, Brian E. Beasley, Bradley C. Beasley and Robert E. Beasley;

  . $11,611,038 owed to another affiliated entity, wholly-owned by George G.
    Beasley; and

  . $13,516,008 owed to George G. Beasley, an affiliated entity wholly-owned by George G. Beasley and Brian E. Beasley.

Indebtedness from Affiliates

   From time to time prior to the completion of the Company's initial public offering, George G. Beasley, members of his immediate family and entities affiliated with them had borrowed funds from the Company. The aggregate indebtedness of $9,420,093 was repaid to Beasley at the completion of the offering.

Distribution to Affiliates

   A distribution of approximately $1.0 million was made to George G. Beasley and his immediate family January 2000 to cover tax liabilities arising from the pass-through corporate structure of the entities that comprised Beasley Broadcast Group prior to the reorganization.

Corporate Reorganization

   Prior to the completion of the Company's initial public offering, Beasley Broadcast Group comprised of a series of subchapter S corporations, a general partnership and a series of limited partnerships and limited liability companies. In connection with the offering, the subchapter S corporation status was terminated and all former subchapter S corporations and partnerships became indirect, wholly-owned subsidiaries of Beasley Broadcast Group, Inc., through the exchange by the Company's equity holders of their interests in the subchapter S corporations and partnerships for interests in Beasley Broadcast Group. To effect this corporate reorganization:

  . George G. Beasley and members of his immediate family contributed their equity interest in the prior entities to Beasley Broadcast Group in exchange for a total of 17,021,373 shares of Class B common stock of Beasley Broadcast Group; and

  . two of our general managers contributed their equity interests in two of the prior entities to Beasley Broadcast Group in exchange for a total of 402,068 shares of Class A common stock of Beasley Broadcast Group.

Radio Towers Sale and Leaseback

   On December 28, 2000, the Company sold its radio towers and related real estate assets to Beasley Family Towers, Inc. (BFT) for approximately $5.1 million. Beasley Family Towers is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The purchase price was paid by unsecured notes payable to the Company from BFT in monthly payments at an interest rate equal to the applicable federal rate. The notes mature on December 28, 2020. In conjunction with this sale, the Company entered into lease agreements that expire on December 28, 2020 to leaseback the towers or space on the towers and certain transmitter buildings from BFT.

Office and Studio Leases

   The Company leases office and studio broadcasting space for radio station WRXK-FM and WXKB-FM in Ft. Myers, Florida from George G. Beasley. The current annual rent for this space is approximately $95,000. The Company believes that these lease agreements are on terms at least as favorable to it as could have been obtained from an unaffiliated party.

   The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. The current annual rent for the office space is approximately $90,000. The Company believes that the lease agreement is on terms at least as favorable to it as could have been obtained from an unaffiliated party.

Augusta Radio Tower Lease

   The Company's Augusta radio station, WCHZ-FM, leases its radio tower from Wintersrun Communication, Inc., which is owned by George G. Beasley and Brian
E. Beasley. The current annual rent for the tower is approximately $21,000. The Company believes that the lease agreement is on terms at least as favorable to it as could have been obtained from an unaffiliated party.

Centennial Transaction

   As of February 1, 2001, we purchased all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for approximately $113.5 million. Centennial Broadcasting Nevada, Inc. owned approximately 18.5% of the membership interests in Centennial Broadcasting, LLC, which owned the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana. Our Co-Chief Operating Officer and Vice Chairman of the Board of Directors, Allen B. Shaw, owned approximately 8.5% of Centennial Broadcasting, LLC and received a distribution of approximately $6.1 million, subject to certain conditions, as a result of this transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   (b) Reports on Form 8-K. The following reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended December 31, 2000:

   We filed a Current Report on Form 8-K on December 13, 2000 disclosing under
Item 5 a second amendment to the Equity Interest Purchase Agreement for Centennial Broadcasting Nevada, Inc. and Centennial Broadcasting, LLC.

   (c) Exhibits.

 Exhibit
 Number  Description
 ------- -----------
   2.1   Asset purchase agreement of radio stations WAEC-AM and WWWE-AM in
         Atlanta and Hapeville, Georgia, dated August 13, 2000.(1)


   2.2 Asset purchase agreement of radio station WRCA-AM in Waltham, Massachusetts, dated December 31, 1999.(1)


   2.3 Asset purchase agreement of radio stations WWNN-AM and WHSR-AM in Pompano Beach, Florida and WSBR-AM in Boca Raton, Florida, dated
         December 30, 1999.(1)

   2.4   Equity interest purchase agreement of Centennial Broadcasting Nevada,
         Inc. and Centennial Broadcasting, LLC, dated June 2, 2000.(2)

   2.4   First amendment to equity interest purchase agreement of Centennial
         Broadcasting Nevada, Inc. and Centennial Broadcasting, LLC, dated
         December 13, 2000.(3)

   2.5   Second amendment to equity interest purchase agreement of Centennial
         Broadcasting Nevada, Inc. and Centennial Broadcasting, LLC, dated
         December 13, 2000.(4)

   2.6 Asset purchase agreement of radio stations WKXC-FM and WSLT-FM in Augusta, Georgia, dated November 13, 2000.


   3.1   Third amended and restated bylaws of the Registrant.


  10.1   George G. Beasley executive employment agreement with Beasley
         Mezzanine Holdings, LLC, dated January 31, 2000.(1)


  10.2   Bruce G. Beasley executive employment agreement with Beasley Mezzanine
         Holdings, LLC, dated January 31, 2000.(1)


  10.3   B. Caroline Beasley executive employment agreement with Beasley
         Mezzanine Holdings, LLC, dated January 31, 2000.(1)


  10.4   Brian E. Beasley executive employment agreement with Beasley Mezzanine
         Holdings, LLC, dated January 31, 2000.(1)


  10.5   Beasley Broadcast Group Contribution Agreement, dated as of November
         23, 1999 between Beasley Broadcast Group, Inc., George G. Beasley,
         Bruce G. Beasley, Brian E. Beasley, B. Caroline Beasley, Bradley C.
         Beasley, Robert E. Beasley, Shirley W. Beasley, J. Daniel Highsmith,
         Reed Miami Holdings, Inc., Beasley FM Acquisition Corp. and affiliated entities.(1)

  10.6 Note of indebtedness issued to Beasley Broadcasting of Philadelphia, Inc., in the principal amount of $24,545,566.53, dated August 11, 1994.(1)

 Exhibit
 Number  Description
 ------- -----------
  10.7   Note of indebtedness issued to Beasley-Reed Broadcasting of Miami,
         Inc., in the principal amount of $11,498,147.97, dated August 11,
         1994.(1)


  10.8 Form of notes of indebtedness by and between Beasley Broadcast Group, Inc. and affiliates, dated January 31, 2000.(1)


  10.9   The 2000 Equity Plan of Beasley Broadcast Group, Inc.(1)


  10.10 Form of agreement of sale of four communications towers between Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.(1)

  10.11  Form of agreement of sale of a communications tower between Beasley
         Broadcasting of Eastern North Carolina, Inc. and Beasley Family
         Towers, Inc.(1)

  10.12  Form of agreement of sale of a communications tower between Beasley
         Broadcasting of New Jersey, Inc. and Beasley Family Towers, Inc.(1)

  10.13  Form of agreement of sale of a communications tower between Beasley
         Broadcasting of Eastern Pennsylvania, Inc. and Beasley Family Towers,
         Inc.(1)

  10.14  Form of agreement of sale of a communications tower between Beasley
         Broadcasting of Coastal Carolina, Inc. and Beasley Family Towers,
         Inc.(1)

  10.15  Form of agreement of sale of a communications tower between Beasley
         Reed Acquisition Partnership and Beasley Family Towers, Inc.(1)

  10.16 Form of agreement of sale of three communications towers between Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.(1)

  10.17  Credit agreement between Beasley Mezzanine Holdings, LLC and Fleet
         National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated August 31, 2000.(5)

  10.18  Amendment to Agreement of Sale of Four Communications Towers between
         Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.

  10.19  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern North Carolina, Inc. and Beasley
         Family Towers, Inc.

  10.20  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting New Jersey, Inc. and Beasley Family Towers, Inc.

  10.21  Amendment to Agreement of Sale of Three Communications Towers between
         Beasley FM Acquisition Corp. and Beasley Family Towers, Inc.

  10.22  Agreement of Sale of a Communications Tower between Beasley Radio and
         Beasley Family Towers


  10.23  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Radio and Beasley Family Towers


  10.24  Agreement of Sale of a Communications Tower between Beasley
         Broadcasting of Augusta and Beasley Family Towers


  10.25  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Augusta and Beasley Family Towers

  10.26  Agreement of Sale of a Communications Tower between Beasley
         Broadcasting of Augusta and Beasley Family Towers

 Exhibit
 Number  Description
 ------- -----------
  10.27  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Augusta and Beasley Family Towers


  10.28  Agreement of Sale of Two Communications Towers between Beasley FM
         Acquisition and Beasley Family Towers


  10.29  Amendment to Agreement of Sale of a Communications Tower between
         Beasley FM Acquisition and Beasley Family Towers

  10.30  Allen B. Shaw executive employment agreement with Beasley Mezzanine
         Holdings, LLC, dated February 1, 2001.


  10.31  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Eastern Pennsylvania, Inc. and Beasley Family
         Towers, Inc.

  10.32  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Broadcasting of Coastal Carolina, Inc. and Beasley Family
         Towers, Inc.

  10.33  Amendment to Agreement of Sale of a Communications Tower between
         Beasley Reed Acquisition Partnership and Beasley Family Towers, Inc.

  21.1   Subsidiaries of the Company.


  23.1   Consent of KPMG, LLP.

--------
(1) Incorporated by reference to Beasley Broadcast Group's Registration Statement on Form S-1 (333-91683).
(2) Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Current Report on Form 8-K dated June 2, 2000.
(3) Incorporated by reference to Exhibit 2.2 to Beasley Broadcast Group's Current Report on Form 8-K dated December 13, 2000.
(4) Incorporated by reference to Exhibit 2.3 to Beasley Broadcast Group's Current Report on Form 8-K dated January 31, 2001.
(5) Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group's Quarterly Report on Form 10-Q dated November 7, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Beasley Broadcast Group, Inc.

                                                  /s/ George G. Beasley
                                          By: _________________________________
                                                    George G. Beasley
                                             Chairman of the Board andChief
                                                    Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ George G. Beasley            Chairman of the Board and   February 13, 2001
______________________________________  Chief Executive Officer
          George G. Beasley

       /s/ Bruce G. Beasley            President, Chief Operating  February 13, 2001
______________________________________  Officer and Director
           Bruce G. Beasley

       /s/ Caroline Beasley            Vice President, Chief       February 13, 2001
______________________________________  Financial Officer,
           Caroline Beasley             Secretary, Treasurer and
                                        Director

       /s/ Brian E. Beasley            Vice President of           February 13, 2001
______________________________________  Operations and Director
           Brian E. Beasley

          /s/ Joe B. Cox               Director                    February 13, 2001
______________________________________
              Joe B. Cox

        /s/ Mark S. Fowler             Director                    February 13, 2001
______________________________________
            Mark S. Fowler

      /s/ Herbert W. McCord            Director                    February 13, 2001
______________________________________
          Herbert W. McCord

        /s/ Allen B. Shaw              Director                    February 13, 2001
______________________________________
            Allen B. Shaw