Form 10-Q
period 2001-03-31
BEASLEY BROADCAST GROUP INC
filed 2001-05-09
CIK 1099160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Quarterly Period Ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission File No. 0-29253

                               ----------------

                         BEASLEY BROADCAST GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                       65-0960915
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

   Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of May 8, 2001

   Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of May 8, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        Page
                                                                        No.
                                                                        ----
                                PART I


                         FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)............................     1

         Consolidated Balance Sheets of Beasley Broadcast Group, Inc.
         as of December 31, 2000 and March 31, 2001..................     1

         Consolidated Statements of Operations of Beasley Broadcast
         Group, Inc. for the Three Months Ended March 31, 2000 and
         March 31, 2001..............................................     2

         Consolidated Statements of Cash Flows of Beasley Broadcast
         Group, Inc. for the Three Months Ended March 31, 2000 and
         March 31, 2001..............................................     3

         Notes to Consolidated Financial Statements..................     4

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations...................................    11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..    16

                                PART II


                           OTHER INFORMATION

 Item 1. Legal Proceedings...........................................    17

 Item 2. Changes in Securities and Use of Proceeds...................    17

 Item 3. Defaults Upon Senior Securities.............................    17

 Item 4. Submission of Matters to a Vote of Security Holders.........    17

 Item 5. Other Information...........................................    17

 Item 6. Exhibits and Reports on Form 8-K............................    18

 Signatures...........................................................   19

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BEASLEY BROADCAST GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,   March 31,
                                                         2000          2001
                                                     ------------  ------------
                                                            (Unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................  $  5,742,628  $  8,566,599
  Accounts receivable, less allowance for doubtful
   accounts of $607,147 in 2000 and $679,942 in
   2001............................................    18,712,862    16,469,836
  Trade sales receivable...........................       843,843     1,172,211
  Other receivables................................       980,504     1,336,159
  Prepaid expenses and other.......................     2,249,615     2,502,863
  Deferred tax assets..............................       176,000       881,000
                                                     ------------  ------------
    Total current assets...........................    28,705,452    30,928,668
Notes receivable from related parties..............     4,990,480     4,972,289
Property and equipment, net........................    15,619,688    19,399,337
Intangibles, net...................................   164,893,584   272,999,949
Other investments..................................     1,523,729       650,002
Other assets.......................................     2,425,631     2,521,148
                                                     ------------  ------------
    Total assets...................................  $218,158,564  $331,471,393
                                                     ============  ============
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
     -----------------------------------------
Current liabilities:
  Current installments of long-term debt...........  $      8,352  $      8,521
  Accounts payable.................................     2,355,006     3,581,335
  Accrued expenses.................................     6,986,006     8,220,248
  Trade sales payable..............................       798,198       876,989
  Derivative financial instruments.................           --        971,000
                                                     ------------  ------------
    Total current liabilities......................    10,147,562    13,658,093
Long-term debt, less current installments..........   103,478,405   216,449,123
Deferred tax liabilities...........................    25,575,000    24,989,000
                                                     ------------  ------------
    Total liabilities..............................   139,200,967   255,096,216
Preferred stock, $.001 par value, 10,000,000 shares
 authorized, none issued...........................           --            --
Class A common stock, $.001 par value, 150,000,000
 shares authorized, 7,252,068 issued and
 outstanding.......................................         7,252         7,252
Class B common stock, $.001 par value, 75,000,000
 shares authorized, 17,021,373 issued and
 outstanding.......................................        17,021        17,021
Additional paid-in capital.........................   106,633,932   106,633,932
Accumulated deficit................................   (27,700,608)  (30,283,028)
                                                     ------------  ------------
    Stockholders' equity...........................    78,957,597    76,375,177
                                                     ------------  ------------
    Total liabilities and stockholders' equity.....  $218,158,564  $331,471,393
                                                     ============  ============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended March
                                                               31,
                                                     -------------------------
                                                         2000         2001
                                                     ------------  -----------
                                                           (Unaudited)
Net revenues........................................ $ 22,786,805  $25,842,721
                                                     ------------  -----------
Costs and expenses:
  Program and production............................    5,874,822    6,215,003
  Sales and advertising.............................    6,423,095    8,824,558
  Station general and administrative................    3,547,797    4,322,947
  Corporate general and administrative..............    1,019,484    1,160,524
  Equity appreciation rights........................    1,173,759          --
  Depreciation and amortization.....................    3,985,207    6,038,745
                                                     ------------  -----------
    Total costs and expenses........................   22,024,164   26,561,777
      Operating income (loss).......................      762,641     (719,056)
Other income (expense):
  Interest expense..................................   (2,663,053)  (3,703,401)
  Loss on investment................................          --    (1,235,807)
  Loss on decrease in fair value of derivative
   financial instruments............................          --    (1,037,000)
  Other non-operating expenses......................      (50,012)         --
  Interest income...................................      182,983      119,350
  Other non-operating income........................       14,837    2,636,494
                                                     ------------  -----------
      Loss before income taxes......................   (1,752,604)  (3,939,420)
Income tax expense (benefit)........................   27,653,000   (1,316,000)
                                                     ------------  -----------
      Loss before cumulative effect of accounting
       change.......................................  (29,405,604)  (2,623,420)
Cumulative effect of accounting change (net of
 income tax effect).................................          --        41,000
                                                     ------------  -----------
      Net loss...................................... $(29,405,604) $(2,582,420)
                                                     ============  ===========
Basic and diluted earnings per share:
  Loss before cumulative effect of accounting
   change...........................................      $ (1.39)     $ (0.11)
  Cumulative effect of accounting change............          --           --
                                                     ------------  -----------
  Net loss..........................................      $ (1.39)     $ (0.11)
                                                     ============  ===========
Basic and diluted common shares outstanding.........   21,187,177   24,273,441
                                                     ============  ===========

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three months ended March
                                                               31,
                                                    --------------------------
                                                        2000          2001
                                                    ------------  ------------
                                                           (Unaudited)
Cash flows from operating activities:
 Net loss.......................................... $(29,405,604) $ (2,582,420)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization....................    3,985,207     6,038,745
  Loss on investment...............................          --      1,235,807
  Loss on decrease in fair value of derivative
   financial instruments...........................          --        971,000
  Change in assets and liabilities net of effects
   of acquisitions and dispositions of radio
   stations:
   Decrease in receivables.........................    3,120,853     2,903,063
   Decrease in prepaid expenses and other..........      434,983       477,270
   Increase in other assets........................     (120,490)   (1,358,410)
   Increase (decrease) in payables and accrued
    expenses.......................................   (4,440,187)    2,374,749
   Increase (decrease) in deferred tax
    liabilities....................................   27,653,000    (1,291,000)
                                                    ------------  ------------
    Net cash provided by operating activities......    1,227,762     8,768,804
                                                    ------------  ------------
Cash flows from investing activities:
 Expenditures for property and equipment...........     (445,980)     (678,241)
 Payments for acquisitions of radio stations.......  (10,000,000) (116,305,753)
 Payments for signal upgrade.......................          --     (2,477,000)
 Payments from related parties.....................      556,796        18,191
 Loans to stockholders.............................     (910,263)          --
 Payments from stockholders........................    9,768,240           --
                                                    ------------  ------------
    Net cash used in investing activities..........   (1,031,207) (119,442,803)
                                                    ------------  ------------
Cash flows from financing activities:
 Proceeds from issuance of indebtedness............   12,164,262   113,500,000
 Principal payments on indebtedness................  (59,648,624)       (2,030)
 Principal payments on related party notes.........  (47,723,076)          --
 Capital contributions.............................      100,000           --
 Stockholder distributions.........................   (2,250,000)          --
 Issuance of common stock..........................   99,009,900           --
 Payment of initial public offering costs..........   (1,560,000)          --
                                                    ------------  ------------
    Net cash provided by financing activities......       92,462   113,497,970
                                                    ------------  ------------
Net increase in cash and cash equivalents..........      289,017     2,823,971
Cash and cash equivalents at beginning of period...    7,002,669     5,742,628
                                                    ------------  ------------
Cash and cash equivalents at end of period......... $  7,291,686  $  8,566,599
                                                    ============  ============
Cash paid for interest............................. $  5,373,859  $  2,132,571
                                                    ============  ============
Cash paid for income taxes......................... $     26,825  $     17,721
                                                    ============  ============
Supplement disclosure of non-cash investing
 activities:
 Financed purchase of equity investment............ $  3,000,000  $        --
                                                    ============  ============
 Minority interests acquired through issuance of
  Class A common stock............................. $  8,370,064  $        --
                                                    ============  ============
 Equity investment acquired through placement of
  advertising air time............................. $        --   $    362,080
                                                    ============  ============
 Principal payments on indebtedness through
  placement
  of advertising air time.......................... $        --   $    527,083
                                                    ============  ============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Interim Financial Statements

   In the opinion of management, the accompanying financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the first quarter of 2001 are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2000.

 (b) Corporate Reorganization

   Prior to February 11, 2000, the Company's radio stations were operated through a series of subchapter S corporations, partnerships and limited liability companies related to one another through common ownership and control. These subchapter S corporations, partnerships and limited liability companies were collectively known as Beasley FM Acquisition Corp. and related companies ("BFMA") through February 10, 2000. The accompanying financial statements include the results of operations of BFMA from January 1, 2000 to February 10, 2000.

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

 (c) Derivative Financial Instruments

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on its credit facility. The Company records changes in fair value of its derivative financial instruments and interest differentials as adjustments to interest expense in the period they occur.

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

                         BEASLEY BROADCAST GROUP, INC.

 (f) Earnings per Share

   Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

 (g) Stock-Based Compensation

   Stock-based compensation is measured and recognized in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" and disclosed in accordance with SFAS 123, "Accounting for Stock-Based Compensation."

 (h) Accounting Change

   Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value and the cumulative effect of the accounting change, as of January 1, 2001, in the statement of operations for the three months ended March 31, 2001. The cumulative effect of the change, net of income tax effect, decreased the net loss $41,000 and did not change the net loss per share.

 (i) Recent Accounting Pronouncements

   In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

(2) Acquisitions

 (a) Current Acquisitions

   As of February 1, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price of approximately $116.3 million, which included a working capital adjustment of approximately $2.8 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WBYU-AM, WRNO-FM and KMEZ-FM in New Orleans, Louisiana. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

   The aggregate purchase price for the current acquisitions was allocated as follows:

      Accounts receivable, net.................................... $  2,233,223
      Prepaid expenses and other..................................      730,518
      Property and equipment......................................    4,076,171
      FCC broadcasting licenses...................................  109,278,829
      Goodwill....................................................      145,000
      Other assets................................................        6,625
      Accounts payable............................................      (32,000)
      Accrued expenses............................................     (132,613)
                                                                   ------------
                                                                   $116,305,753
                                                                   ============

                         BEASLEY BROADCAST GROUP, INC.

 (b) Unaudited Pro Forma Results of Operations

   The following unaudited pro forma information presents the results of operations for the three months ended March 31, 2000 and 2001, with pro forma adjustments as if the acquisitions of the stations had occurred on January 1, 2000.

   This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred on January 1, 2000 or of results that may occur in the future.

                                                     Three months ended March
                                                               31,
                                                     -------------------------
                                                         2000         2001
                                                     ------------  -----------
Net revenues........................................ $ 26,495,421  $26,808,094
                                                     ------------  -----------
Costs and expenses:
  Program and production............................    6,790,462    6,522,982
  Sales and advertising.............................    7,865,743    9,166,478
  Station general and administrative................    4,123,329    4,582,883
  Corporate general and administrative..............    1,019,484    1,160,524
  Equity appreciation rights........................    1,173,759          --
  Depreciation and amortization.....................    4,674,803    6,716,592
                                                     ------------  -----------
    Total costs and expenses........................   25,647,580   28,149,459
                                                     ------------  -----------
Operating income (loss).............................      847,841   (1,341,365)
Other income (expense):
  Interest expense..................................   (3,454,966)  (4,430,510)
  Loss on investment................................          --    (1,235,807)
  Loss on decrease in fair value of derivative
   financial instruments............................          --    (1,037,000)
  Other non-operating expenses......................      (50,012)         --
  Interest income...................................      182,983      119,350
  Other non-operating income........................       14,837    2,636,494
                                                     ------------  -----------
Loss before income taxes............................   (2,459,317)  (5,288,838)
Income tax expense (benefit)........................   27,437,000   (1,780,000)
                                                     ------------  -----------
  Net loss before cumulative effect of accounting
   change........................................... $(29,896,317) $(3,508,838)
                                                     ------------  -----------
Basic and diluted net loss per share................ $      (1.41) $     (0.14)
                                                     ============  ===========
Basic and diluted common shares outstanding.........   21,187,177   24,273,441
                                                     ============  ===========

 (c) Subsequent Acquisitions

   On April 2, 2001, the Company acquired the assets of WKXC-FM and WSLT-FM in the Augusta market for approximately $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

                         BEASLEY BROADCAST GROUP, INC.

(3) Intangibles

   Intangibles, at cost, is comprised of the following:

                                                     December 31,   March 31,
                                                         2000          2001
                                                     ------------  ------------
   FCC broadcasting licenses........................ $188,307,206  $300,063,035
   Goodwill.........................................   25,219,054    25,364,054
   Advertising base.................................    4,139,251     4,139,251
   Loan fees........................................    5,816,671     5,816,671
   Noncompete agreements............................    1,120,000     1,120,000
   Other intangibles................................    6,011,469     7,280,987
                                                     ------------  ------------
                                                      230,613,651   343,783,998
   Less accumulated amortization....................  (65,720,067)  (70,784,049)
                                                     ------------  ------------
                                                     $164,893,584  $272,999,949
                                                     ============  ============

(4) Other Investments

   In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising air time. The Company earned these shares as advertisements were placed over the term of the agreement. For the three months ended March 31, 2001, eTour placed advertising air time totaling approximately $362,000 and for the three months ended March 31, 2001, the Company earned approximately 91,000 shares. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

   On May 7, 2001, the Company received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.2 million, the recorded cost of the 308,952 shares earned as of March 31, 2001.

(5) Long-Term Debt

   As of March 31, 2001, the maximum commitment under the credit facility is $300.0 million and the outstanding balance is $215.7 million. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2000 and March 31, 2001, the credit facility carried interest at an average rate of 7.9375% and 7.6875%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company has entered into interest rate hedge agreements as discussed in note 8. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

   On January 14, 2000, the Company executed a $3 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. As of March 31, 2001, the outstanding principal amount has been reduced by approximately $2,297,000 through the placement of advertising air time. The note is guaranteed by BFMA.

                         BEASLEY BROADCAST GROUP, INC.

(6) Related Party Transactions

   The Company leases certain office space from its principal stockholder, George G. Beasley. For the three months ended March 31, 2000 and 2001, rental expense paid to Mr. Beasley was approximately $24,000 and $25,000, respectively.

   The Company leases certain radio towers from Beasley Family Towers, Inc. ("BFT"). The lease agreements expire on December 28, 2020. For the three months ended March 31, 2001, rental expense paid to BFT was approximately $117,000.

   Notes receivable from BFT are due in monthly payments, including interest at 6.77%. The notes mature on December 28, 2020. For the three months ended March 31, 2001, interest income on the notes receivable from BFT was approximately $85,000.

(7) Commitments and Contingencies

   In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three months ended March 31, 2000 and 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $370,000 and $513,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

   In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8) Derivative Financial Instruments

   The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the three months ended March 31, 2000, the Company received additional interest of approximately $38,000 under a swap agreement. For the three months ended March 31, 2001, the Company did not receive or pay any additional interest under its collar agreements. The amount received or paid is based on the differential between the specified rates of the collar agreements and the variable interest rate of the credit facility.

   As of March 31, 2001, the Company's collar agreements are summarized in the following chart:

                                                                Estimated
                          Notional                 Expiration     Fair
        Agreement          Amount    Floor  Cap       Date        Value
        ---------        ----------- -----  ----  ------------- ---------
   Interest rate collar  $20,000,000 6.69%     8% May 2002      $(393,000)
   Interest rate collar  $20,000,000 5.45%   7.5% November 2002  (174,000)
   Interest rate collar  $20,000,000 5.75%  7.35% November 2002  (265,000)
   Interest rate collar  $55,000,000 4.99%     7% October 2003   (139,000)

                         BEASLEY BROADCAST GROUP, INC.

(9) Income Taxes

   Income tax expense (benefit) from continuing operations is as follows:

                                                             Three months
                                                            ended March 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
   Federal:
     Current........................................... $       --  $       --
     Deferred..........................................  22,641,000  (1,064,000)
                                                        ----------- -----------
                                                         22,641,000  (1,064,000)
   State:
     Current...........................................         --          --
     Deferred..........................................   5,012,000    (227,000)
                                                        ----------- -----------
                                                          5,012,000    (227,000)
                                                        ----------- -----------
                                                        $27,653,000 $(1,291,000)
                                                        =========== ===========

   Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net loss as follows:

                                                            Three months
                                                           ended March 31,
                                                       ------------------------
                                                          2000         2001
                                                       -----------  -----------
Expected tax benefit.................................  $  (596,000) $(1,317,000)
State income taxes, net of federal benefit...........      (77,000)    (154,000)
Establishment of deferred tax assets and liabilities
 upon conversion from a subchapter S corporation to a
 subchapter C corporation on February 11, 2000.......   28,297,000          --
Non-deductible depreciation and amortization of
 Centennial Broadcasting acquisition.................          --        97,000
Non-deductible amortization of minority interest
 acquisitions........................................          --        48,000
Other................................................       29,000       35,000
                                                       -----------  -----------
                                                       $27,653,000  $(1,291,000)
                                                       ===========  ===========

   Temporary differences that give rise to the components of deferred tax assets and liabilities, as of December 31, 2000 and March 31, 2001 are as follows:

                                                         2000          2001
                                                     ------------  ------------
   Allowance for doubtful accounts.................. $    176,000  $    263,000
   Derivative financial instruments.................          --        375,000
   Net operating loss carryforwards.................          --        243,000
   Unrealized loss on investment....................      927,000       927,000
                                                     ------------  ------------
     Gross deferred tax assets......................    1,103,000     1,808,000
   Property and equipment...........................     (869,000)     (806,000)
   Intangibles......................................  (25,633,000)  (25,110,000)
                                                     ------------  ------------
     Gross deferred tax assets......................  (26,502,000)  (25,916,000)
                                                     ------------  ------------
     Net deferred tax liabilities................... $(25,399,000) $(24,108,000)
                                                     ============  ============

                         BEASLEY BROADCAST GROUP, INC.

(10) Segment Information

   Segment information is as follows:

                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                          2000         2001
                                                       -----------  -----------
   Net revenues:
     Radio Group One.................................. $14,385,526  $16,078,207
     Radio Group Two..................................   8,401,279    7,326,109
     Radio Group Three................................         --     2,438,405
                                                       -----------  -----------
     Total net revenues...............................  22,786,805   25,842,721
                                                       -----------  -----------
   Broadcast cash flow:
     Radio Group One.................................. $ 4,250,234  $ 4,738,499
     Radio Group Two..................................   2,690,857    1,215,352
     Radio Group Three................................         --       526,362
                                                       -----------  -----------
     Total broadcast cash flow........................   6,941,091    6,480,213
                                                       -----------  -----------
   Reconciliation to loss before income taxes:
     Corporate general and administrative............. $(1,019,484) $(1,160,524)
     Equity appreciation rights.......................  (1,173,759)         --
     Depreciation and amortization....................  (3,985,207)  (6,038,745)
     Interest expense.................................  (2,663,053)  (3,703,401)
     Other non-operating income.......................     147,808      483,037
                                                       -----------  -----------
       Loss before income taxes....................... $(1,752,604) $(3,939,420)
                                                       ===========  ===========

   Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

   Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization.

(11) Equity Plan

   During the three months ended March 31, 2001, the Company granted 85,000 stock options with an exercise price per share equal to the closing stock price on the respective grant dates. The issued stock options have ten-year terms and generally vest ratably and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years. During the three months ended March 31, 2001, no options were exercised and 15,000 options were forfeited. As of March 31, 2001, the number of options exercisable was 782,565 and the weighted-average exercise price of those options was $15.42.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize our use of trade agreements and during the five years prior to 2000 have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow. In 2000, barter revenues increased as a percentage of our gross revenues and barter related broadcast cash flow increased as a percentage of our broadcast cash flow due to our investments in eTour, Inc. and FindWhat.com. We expect barter revenues and related broadcast cash flow to continue at a higher percentage of our gross revenues and broadcast cash flow during 2001.

   We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year's corresponding period, including the effect of barter revenues and expenses. These results exclude the six stations that were acquired during the first quarter of 2001 and one station that changed formats during the fourth quarter of 2000. Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Recent Events

   On April 2, 2001, we acquired two radio stations in the Augusta market for approximately $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through our credit facility.

   On May 7, 2001, we received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, we stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.2 million, the recorded cost of the 308,952 shares earned as of March 31, 2001.

Results of Operations

   Several factors affected our results of operations in the three months ended March 31, 2000 that did not affect the corresponding period of the current year. First, we redeemed, for cash, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $1.2 million in the first quarter of 2000. Second, in connection with our reorganization in February 2000, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

   As of February 1, 2001, we purchased companies owning three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately
$116.3 million, which included a working capital adjustment of approximately $2.8 million. This acquisition contributed to higher net revenues and station operating expenses during the three months ended March 31, 2001.

   In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three months ended March 31, 2000 and 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $370,000 and $513,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

   During the first quarter of 2001, we experienced a softer advertising environment due to slowing economic conditions. We expect this environment to continue into the second quarter and possibly into the second half of 2001. In response to an expected reduction in net revenues, we are monitoring our non-strategic expenses to minimize the impact on our operating results.

Three Month Period ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

   Net Revenue. Net revenue increased 13.4% to $25.8 million for the three months ended March 31, 2001 from $22.8 million for three months ended March 31, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets in the second quarter of 2000 and in the Las Vegas and New Orleans markets in the first quarter of 2001. The increase was partially offset by lower revenues at WPTP in the Philadelphia market due to a format change during the fourth quarter of 2000. On a same station basis, net revenues increased 5.2% to $22.6 million for the three months ended March 31, 2001 from $21.5 million for three months ended March 31, 2000.

   Station Operating Expenses. Station operating expenses increased 22.2% to $19.4 million for the three months ended March 31, 2001 from $15.8 million for three months ended March 31, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets in the second quarter of 2000 and in the Las Vegas and New Orleans markets in the first quarter of 2001. In addition, promotions budgets were larger at most of our radio stations to help generate growth in net revenues. On a same station basis, station operating expenses increased 8.5% to $15.5 million for the three months ended March 31, 2001 from $14.3 million for three months ended March 31, 2000.

   Broadcast Cash Flow. Broadcast cash flow decreased 6.6% to $6.5 million for the three months ended March 31, 2001 from $6.9 million for three months ended March 31, 2000. The decrease was primarily due to lower revenues associated with the format change at WPTP in the Philadelphia market during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets in the second quarter of 2000 and in the Las Vegas and New Orleans markets during the first quarter of 2001. On a same station basis, broadcast cash flow decreased 1.4% to $7.1 million for the three months ended March 31, 2001 from $7.2 million for three months ended March 31, 2000.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 13.8% to $1.2 million for the three months ended March 31, 2001 from $1.0 million for three months ended March 31, 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001. In addition, the increase is due to our operating as a public company for the entire first quarter of 2001 as compared to a partial first quarter in 2000.

   Depreciation and Amortization. Depreciation and amortization increased 51.5% to $6.0 million for the three months ended March 31, 2001 from $4.0 million for three months ended March 31, 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets in the second quarter of 2000 and in the Las Vegas and New Orleans markets in the first quarter of 2001.

   Interest Expense. Interest expense increased 39.1% to $3.7 million for the three months ended March 31, 2001 from $2.7 million for three months ended March 31, 2000. The increase was primarily due to financing the radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets in the second quarter of 2000 and in the Las Vegas and New Orleans markets in the first quarter of 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility.

   Net Loss. Net loss for the three months ended March 31, 2001 was $2.6 million compared to a net loss of $29.4 million for three months ended March 31, 2000. The change was primarily due the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization in 2000. In 2000, the net loss was also increased by the redemption of equity appreciation rights for $1.2 million. In 2001, the net loss was increased by a $1.2 million loss on investment and a $971,000 loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 and decreased by a $2.6 million gain on a previously written off related party receivable.

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

   As of March 31, 2001, we held $8.6 million in cash and cash equivalents and had $84.3 million in availability under our credit facility. On April 2, 2001, we used surplus working capital and our credit facility to finance an acquisition of two radio stations in the Augusta market with an aggregate price of $12.0 million. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months.

   Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $8.8 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily due to a reduction in non-cash working capital during the first quarter of 2001 compared to an increase in non-cash working capital during the first quarter of 2000.

   Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $119.4 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. The change is primarily due to the $116.3 million acquisition of three radio stations in Las Vegas market and three stations in the New Orleans market in 2001 compared to the $10 million acquisition of two radio stations in the Atlanta market in 2000. In addition, net cash used in investing activities was also increased in 2001 by payments for a signal upgrade. Net cash used in 2000 was offset by the repayment of loans to the former S corporation stockholders and increased by repayment of notes receivable from related parties and stockholders.

   Net Cash Provided by (Used in) by Financing Activities. Net cash provided by financing activities was $113.5 million and $92,000 for the three months ended March 31, 2001 and 2000, respectively. The change is primarily due to financing the $116.3 million acquisition of three radio stations in the Las Vegas market and three stations in the New Orleans market in 2001. In 2000, net cash was increased by the initial public offering proceeds, less associated costs, which were used to repay $58.5 million of the credit facility and all outstanding notes payable to related parties. Net cash was also decreased by distributions to the former S corporation stockholders and the $10 million acquisition of two radio stations in the Atlanta market in 2000.

   Credit facility. As of March 31, 2001, the maximum commitment under our credit facility was $300.0 million. The credit facility consists of $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The loans bear interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the Company.

   As of March 31, 2001, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

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

   As of March 31, 2001, we had an outstanding balance under our credit facility of approximately $215.7 million and availability under our credit facility of $84.3 million for future acquisitions and other corporate purposes. These amounts do not give effect to the recently completed acquisitions in the Augusta market.

   As of March 31, 2001, the weighted average annual interest rate applicable to our credit facility was approximately 7.6875%. The credit facility expires on June 30, 2008.

   We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment the fee is increased by 0.375%. For the three months ended March 31, 2001, our unused commitment fee was approximately $114,000.

   We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of March 31, 2001, we were in compliance with all applicable financial covenants. These financial covenants include:

  . Maximum Total Leverage Test. From closing through March 31, 2001, our total debt as of the last day of each fiscal quarter must not exceed 6.75 times our operating cash flow for the four quarters ending on that day. For the period from April 1, 2001 through September 30, 2001, the required maximum ratio is 6.5 times. For the period from October 1, 2001 through March 31, 2002, the required maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the required maximum ratio is 6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

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

  . sell, assign, pledge, encumber or dispose of capital stock; or

  . change the nature of our business.

Recent Pronouncements

   In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of March 31, 2001, $215.7 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

   To manage interest rate risk associated with our credit agreement, we have entered into several interest rate collar agreements.

   An interest rate collar is the combined purchase and sale of an interest rate cap and an interest rate floor so as to keep interest rate exposure within a defined range. We have purchased four interest rate collars. Under these agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate.

   Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2000 and March 31, 2001, the notional amount upon maturity of these collar agreements is approximately $100.0 million and $115.0 million, respectively.

   As of March 31, 2001, our collar agreements are summarized in the following chart:

                                                               Estimated
                          Notional                Expiration     Fair
     Agreement             Amount    Floor  Cap      Date        Value
     ---------           ----------- ----- ----- ------------- ---------
   Interest rate collar  $20,000,000 6.69%    8% May 2002      $(393,000)
   Interest rate collar  $20,000,000 5.45%  7.5% November 2002  (174,000)
   Interest rate collar  $20,000,000 5.75% 7.35% November 2002  (265,000)
   Interest rate collar  $55,000,000 4.99%    7% October 2003   (139,000)

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On May 22, 1999, the Marlins countersued for breach of contract. On January 10, 2001, we settled this matter with the Marlins with no material impact on the financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   We held our annual meeting of stockholders on March 20, 2001. The matters voted on at the meeting and the results of these votes are as follows:

   1. Election of the following directors:

                                                            Against  Abstentions
                                                               or    and Broker
                                                    For     Withheld  Non-votes
                                                ----------- -------- -----------
   Directors Elected by Holders of
    All Classes of Common Stock
   George G. Beasley........................... 168,556,216 284,399      --
   Bruce G. Beasley............................ 168,556,216 284,399      --
   Caroline Beasley............................ 168,556,216 284,399      --
   Brian E. Beasley............................ 168,556,216 284,399      --
   Joe B. Cox.................................. 168,722,814 117,801      --
   Allen B. Shaw............................... 168,556,216 284,399      --

   Directors Elected by Holders of
    Class A Common Stock
   Mark S. Fowler..............................   5,857,806 183,699      --
   Herbert W. McCord...........................   5,923,704 117,801      --

   2. Ratification of the appointment of KPMG LLP as independent auditors.

                     Against  Abstentions
                        or    and Broker
             For     Withheld  Non-votes
         ----------- -------- -----------
         168,829,486  10,579      550

ITEM 5. OTHER INFORMATION.

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 Exhibit
 Number                               Description
 -------                              -----------
   2.1   Equity interest purchase agreement of Centennial Broadcasting Nevada,
         Inc. and Centennial Broadcasting, LLC, dated June 2, 2000.(1)

   2.2   First amendment to equity interest purchase agreement of Centennial
         Broadcasting Nevada, Inc. and Centennial Broadcasting, LLC, dated
         December 13, 2000.(2)

   2.3   Second amendment to equity interest purchase agreement of Centennial
         Broadcasting Nevada, Inc. and Centennial Broadcasting, LLC, dated
         January 31, 2001.(3)

   2.4 Asset purchase agreement of radio stations WKXC-FM and WSLT-FM in Augusta, Georgia, dated November 13, 2000.(4)

--------
(1) Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Current Report on Form 8-K dated June 2, 2000.
(2) Incorporated by reference to Exhibit 2.2 to Beasley Broadcast Group's Current Report on Form 8-K dated December 13, 2000.
(3) Incorporated by reference to Exhibit 2.3 to Beasley Broadcast Group's Current Report on Form 8-K dated January 31, 2001.
(4) Incorporated by reference to Exhibit 2.6 to Beasley Broadcast Group's 2000 Annual Report on Form 10-K.

   (b) Reports on Form 8-K during the three month period ended March 31, 2001

   We filed a Current Report on Form 8-K on February 2, 2001 disclosing under
Item 2 the completion of our acquisition of all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interest in Centennial Broadcasting, LLC and under Item 7 that the financial statements required as a result of this acquisition will be filed by amendment to this Form 8-K no later than 60 days after February 15, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEASLEY BROADCAST GROUP, INC.

                                                  /s/ George G. Beasley
                                          By: _________________________________
                                                     George G. Beasley
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: May 9, 2001

                                                  /s/ Caroline Beasley
                                          By: _________________________________
                                                     Caroline Beasley
                                              Vice President, Chief Financial
                                             Officer, Secretary, Treasurer and
                                                         Director

Date: May 9, 2001