Form 10-Q
period 2001-06-30
BEASLEY BROADCAST GROUP INC
filed 2001-08-14
CIK 1099160

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2001

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

    Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of August 13, 2001

    Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of August 13, 2001

================================================================================

                                     INDEX

                                                                                                                    Page
                                                                                                                     No.
                                                                                                                   ------
                                                              PART I

                                                       FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                                                  1


          Consolidated Balance Sheets of Beasley Broadcast Group, Inc. as of December 31, 2000 and June 30,                 1
          2001

          Consolidated Statements of Operations of Beasley Broadcast Group, Inc. for the Three and Six Months               2
          Ended June 30, 2000 and June 30, 2001

          Consolidated Statements of Cash Flows of Beasley Broadcast Group, Inc. for the Six Months Ended                   3
          June 30, 2000 and June 30, 2001

          Notes to Consolidated Financial Statements                                                                        4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                            12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                       18

                                                              PART II

                                                         OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                                20

Item 2.   Changes in Securities Use of Proceeds                                                                            20

Item 3.   Defaults Upon Senior Securities                                                                                  20

Item 4.   Submission of Matters to a Vote of Security Holders                                                              20

Item 5.   Other Information                                                                                                20

Item 6.   Exhibits and Reports on  Form 8-K                                                                                20

SIGNATURES                                                                                                                 21

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BEASLEY BROADCAST GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,        June 30,
                                                                                         2000              2001
                                                                                   ----------------  ---------------
                                                                                                (Unaudited)
                                                    Assets
Current assets:
  Cash and cash equivalents                                                  $     5,742,628   $    2,276,201
  Accounts receivable, less allowance for doubtful accounts of
    $607,147 in 2000 and $621,474 in 2001                                         18,712,862       18,957,809
  Trade sales receivable                                                             843,843        1,237,894
  Other receivables                                                                  980,504        1,041,161
  Prepaid expenses and other                                                       2,249,615        1,865,405
  Deferred tax assets                                                                176,000        2,323,000
                                                                             ----------------  ---------------
    Total current assets                                                          28,705,452       27,701,470
Notes receivable from related parties                                              4,990,480        4,928,553
Property and equipment, net                                                       15,619,688       21,127,471
Intangibles, net                                                                 164,893,584      277,348,029
Other investments                                                                  1,523,729          650,002
Other assets                                                                       2,425,631        2,605,179
                                                                             ----------------  ---------------
    Total assets                                                             $   218,158,564   $  334,360,704
                                                                             ================  ===============

                                 Total Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt                                     $         8,352   $    7,508,692
  Accounts payable                                                                 2,355,006        2,050,331
  Accrued expenses                                                                 6,986,006        6,331,654
  Trade sales payable                                                                798,198          922,334
  Derivative financial instruments                                                         -        2,759,000
                                                                             ----------------  ---------------
    Total current liabilities                                                     10,147,562       19,572,011
Long-term debt, less current installments                                        103,478,405      218,227,147
Deferred tax liabilities                                                          25,575,000       24,287,000
                                                                             ----------------  ---------------
    Total liabilities                                                            139,200,967      262,086,158
Preferred stock, $.001 par value, 10,000,000 shares authorized,                            -
  none issued
Class A common stock, $.001 par value, 150,000,000 shares
  authorized, 7,252,068 issued and outstanding                                         7,252            7,252
Class B common stock, $.001 par value, 75,000,000 shares
  authorized, 17,021,373 issued and outstanding                                       17,021           17,021
Additional paid-in capital                                                       106,633,932      106,633,932
Accumulated deficit                                                              (27,700,608)     (34,383,659)
                                                                             ----------------  ---------------
    Stockholders' equity                                                          78,957,597       72,274,546
                                                                             ----------------  ---------------
    Total liabilities and stockholders' equity                               $   218,158,564   $  334,360,704
                                                                             ================  ===============


See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended June 30,     Six months ended June 30,
                                                                     ------------------------------  -----------------------------
                                                                           2000            2001           2000            2001
                                                                     ---------------   ------------  --------------   ------------
                                                                               (Unaudited)                      (Unaudited)

Net revenues                                                          $ 27,080,918    $ 30,214,234    $ 49,867,723    $ 56,056,955
Costs and expenses:                                                   ------------    ------------    ------------    ------------
  Program and production                                                 6,962,561       7,968,239      12,837,383      14,183,242
  Sales and advertising                                                  7,447,262       9,022,020      13,870,357      17,846,578
  Station general and administrative                                     3,758,415       4,755,322       7,306,212       9,078,269
  Corporate general and administrative                                   1,047,690       1,369,541       2,067,174       2,530,065
  Equity appreciation rights                                                     -               -       1,173,759               -
  Depreciation and amortization                                          4,273,785       7,169,790       8,258,992      13,208,535
                                                                      ------------    ------------    ------------    ------------
    Total costs and expenses                                            23,489,713      30,284,912      45,513,877      56,846,689
      Operating income (loss)                                            3,591,205         (70,678)      4,353,846        (789,734)
Other income (expense):
  Interest expense                                                      (1,860,348)     (4,094,176)     (4,523,401)     (7,797,577)
  Loss on investment                                                             -        (349,610)              -      (1,585,417)
  Loss on decrease in fair value of derivative financial instruments             -      (1,788,000)              -      (2,825,000)
  Other non-operating expenses                                             (14,540)         (3,158)        (64,552)         (3,158)
  Interest income                                                           90,110         118,162         273,093         237,512
  Other non-operating income                                                 8,330         (57,171)         23,167       2,579,323
                                                                      ------------    ------------    ------------    ------------
    Income (loss) before income taxes                                    1,814,757      (6,244,631)         62,153     (10,184,051)
Income tax expense (benefit)                                               828,000      (2,144,000)     28,481,000      (3,460,000)
                                                                      ------------    ------------    ------------    ------------
    Income (loss) before cumulative effect of accounting change            986,757      (4,100,631)    (28,418,847)     (6,724,051)
Cumulative effect of accounting change (net of income tax effect)                -               -               -          41,000
                                                                      ------------    ------------    ------------    ------------
    Net income (loss)                                                 $    986,757    $ (4,100,631)   $(28,418,847)   $ (6,683,051)
                                                                      ============    ============    ============    ============
Basic and diluted earnings per share:
  Income (loss) before cumulative effect of accounting change         $       0.04    $      (0.17)   $      (1.25)   $      (0.28)
  Cumulative effect of accounting change                                         -               -               -               -
                                                                      ------------    ------------    ------------    ------------
  Net income (loss)                                                   $       0.04    $      (0.17)   $      (1.25)   $      (0.28)
                                                                      ============    ============    ============    ============
Basic common shares outstanding                                         24,273,441      24,273,441      22,730,309      24,273,441
                                                                      ============    ============    ============    ============
Diluted common shares outstanding                                       24,274,689      24,310,014      22,731,293      24,312,500
                                                                      ============    ============    ============    ============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended June 30,
                                                                                   ----------------------------------
                                                                                        2000                2001
                                                                                   --------------      --------------
                                                                                               (Unaudited)
Cash flows from operating activities:
 Net loss                                                                          $  (28,418,847)     $   (6,683,051)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                         8,258,992          13,208,535
  Loss on investment                                                                            -           1,585,417
  Loss on decrease in fair value of derivative financial instruments                            -           2,759,000
  Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
    Increase in receivables                                                              (766,258)           (174,945)
    (Increase) decrease in prepaid expenses and other                                    (234,246)          1,114,728
    Increase in other assets                                                             (574,339)         (1,460,640)
    Decrease in payables and accrued expenses                                          (2,818,514)           (999,504)
    Increase (decrease) in deferred tax liabilities                                    27,548,000          (3,435,000)
                                                                                   --------------      --------------
     Net cash provided by operating activities                                          2,994,788           5,914,540
                                                                                   --------------      --------------
Cash flows from investing activities:
 Expenditures for property and equipment                                               (1,013,655)         (1,906,046)
 Payments for acquisitions of radio stations                                          (34,780,000)       (128,305,753)
 Payments for signal upgrade                                                                    -          (2,477,000)
 Payment for purchase of equity investment                                                (50,002)                  -
 Payments from related parties                                                            556,796              61,927
 Loans to stockholders                                                                   (910,263)                  -
 Payments from stockholders                                                             9,768,240                   -
                                                                                   --------------      --------------
     Net cash used in investing activities                                            (26,428,884)       (132,626,872)
                                                                                   --------------      --------------
Cash flows from financing activities:
 Proceeds from issuance of indebtedness                                                36,064,262         123,250,000
 Principal payments on indebtedness                                                   (59,650,528)             (4,095)
 Principal payments on related party notes                                            (47,723,076)                  -
 Payments of loan fees                                                                   (121,535)                  -
 Capital contributions                                                                    100,000                   -
 Stockholder distributions                                                             (2,250,000)                  -
 Issuance of common stock                                                              99,009,900                   -
 Payment of initial public offering costs                                              (2,490,062)                  -
                                                                                   --------------      --------------
     Net cash provided by financing activities                                         22,938,961         123,245,905
                                                                                   --------------      --------------
Net decrease in cash and cash equivalents                                                (495,135)         (3,466,427)
Cash and cash equivalents at beginning of period                                        7,002,669           5,742,628
                                                                                   --------------      --------------
Cash and cash equivalents at end of period                                         $    6,507,534      $    2,276,201
                                                                                   ==============      ==============
Cash paid for interest                                                             $    7,505,899      $    6,758,595
                                                                                   ==============      ==============
Cash paid for income taxes                                                         $       26,825      $      816,581
                                                                                   ==============      ==============
Supplement disclosure of non-cash investing activities:
 Financed purchase of equity investment                                            $    3,000,000      $            -
                                                                                   ==============      ==============
 Equity investment acquired through placement of advertising air time              $      108,659      $      711,690
                                                                                   ==============      ==============
 Minority interests acquired through issuance of Class A common stock              $    8,370,064      $            -
                                                                                   ==============      ==============
 Principal payments on indebtedness through placement of advertising air time      $      711,377      $      996,823
                                                                                   ==============      ==============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a)  Interim Financial Statements

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the second quarter of 2001 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2000.

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

                         BEASLEY BROADCAST GROUP, INC.

(g)  Accounting Change

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value and the cumulative effect of the accounting change, as of January 1, 2001, in the statement of operations for the six months ended June 30, 2001. The cumulative effect of the change, net of income tax effect, decreased the net loss $41,000 and did not change the net loss per share.

(h)  Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaced SFAS 125 and was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. The Company has adopted SFAS 140 with no material impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill or intangible assets determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $12.0 million, and unamortized FCC licenses, which the Company expects to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $247.3 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $765,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Amortization expense related to FCC licenses was $12.1 million and $9.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(2)  Acquisitions

(a)  Current Acquisitions

     As of February 1, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of approximately $116.3 million, which included a working capital adjustment of approximately $2.8 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

     On April 2, 2001, the Company acquired the assets of WKXC-FM and WSLT-FM in Augusta, Georgia for approximately $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

                         BEASLEY BROADCAST GROUP, INC.

     The aggregate purchase price for the current acquisitions was allocated as follows:

Accounts receivable, net                                  $  2,233,223
Prepaid expenses and other                                     730,518
Property and equipment                                       5,526,234
FCC broadcasting licenses                                  119,772,766
Goodwill                                                       201,000
Other assets                                                     6,625
Accounts payable                                               (32,000)
Accrued expenses                                              (132,613)
                                                          ------------
                                                          $128,305,753
                                                          ============

(b)  Unaudited Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of operations for the three and six months ended June 30, 2000 and 2001, with pro forma adjustments as if the acquisitions of the stations had occurred on January 1, 2000.

     This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred on January 1, 2000 or of results that may occur in the future.

                                                  Three Months Ended June 30,                Six Months Ended June 30,
                                               ---------------------------------         ---------------------------------
                                                   2000                 2001                 2000                 2001
                                               ------------         ------------         ------------         ------------
    Net revenues                               $ 33,010,746         $ 30,214,234         $ 61,102,874         $ 57,693,982
                                               ------------         ------------         ------------         ------------
    Costs and expenses:
     Program and production                       8,112,747            7,968,239           15,198,371           14,706,743
     Sales and advertising                        9,450,320            9,022,020           17,588,836           18,395,951
     Station general and administrative           4,542,610            4,755,322            8,964,633            9,464,804
     Corporate general and administrative         1,047,690            1,369,541            2,067,174            2,530,065
     Equity appreciation rights                          --                   --            1,173,759                   --
     Depreciation and amortization                6,773,160            7,169,790           13,448,657           13,958,049
                                               ------------         ------------         ------------         ------------
      Total costs and expenses                   29,926,527           30,284,912           58,441,430           59,055,612
         Operating income (loss)                  3,084,219              (70,678)           2,661,444           (1,361,630)
    Other income (expense):
     Interest expense                            (4,540,154)          (4,094,176)         (10,091,067)          (8,471,600)
     Loss on investment                                  --             (349,610)                  --           (1,585,417)
     Loss on decrease in fair value
      of derivative financial instruments                --           (1,788,000)                  --           (2,825,000)
     Other non-operating expenses                   (14,540)              (3,158)             (64,552)              (3,158)
     Interest income                                 90,110              118,162              273,093              237,512
     Other non-operating income                       8,330              (57,171)              23,167            2,579,323
                                               ------------         ------------         ------------         ------------
      Loss before income taxes                   (1,372,035)          (6,244,631)          (7,197,915)         (11,429,970)
    Income tax expense (benefit)                   (232,000)          (2,144,000)          26,019,000           (3,884,000)
                                               ------------         ------------         ------------         ------------
      Loss before cumulative effect
         of accounting change                    (1,140,035)          (4,100,631)         (33,216,915)          (7,545,970)
    Cumulative effect of accounting
     change (net of income tax effect)                   --                   --                   --               41,000
                                               ------------         ------------         ------------         ------------
      Net loss                                 $ (1,140,035)        $ (4,100,631)        $(33,216,915)        $ (7,504,970)
                                               ============         ============         ============         ============
    Basic and diluted net loss per share       $      (0.05)        $      (0.17)        $      (1.46)        $      (0.31)
                                               ============         ============         ============         ============
    Basic common shares outstanding              24,273,441           24,273,441           22,730,309           24,273,441
                                               ============         ============         ============         ============
    Diluted common shares outstanding            24,274,689           24,310,014           22,731,293           24,312,500
                                               ============         ============         ============         ============

                         BEASLEY BROADCAST GROUP, INC.

(3)  Intangibles

     Intangibles, at cost, is comprised of the following:

                                                December 31,      June 30,
                                                    2000            2001
                                                ------------    ------------
     FCC broadcasting licenses                  $188,307,206    $310,556,972
     Goodwill                                     25,219,054      25,420,054
     Advertising base                              4,139,251       4,139,251
     Loan fees                                     5,816,671       5,816,671
     Noncompete agreements                         1,120,000       1,120,000
     Other intangibles                             6,011,469       7,299,186
                                                ------------    ------------
                                                 230,613,651     354,352,134
     Less accumulated amortization               (65,720,067)    (77,004,105)
                                                ------------    ------------
                                                $164,893,584    $277,348,029
                                                ============    ============

(4)  Other Investments

     In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising air time. The Company earned these shares as advertisements were placed over the term of the agreement. For the three and six months ended June 30, 2001, eTour, Inc. placed advertising air time totaling approximately $350,000 and $712,000, respectively, and for the three and six months ended June 30, 2001, the Company earned approximately 87,000 and 178,000 shares, respectively. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

     On May 7, 2001, the Company received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

(5)  Long-Term Debt

     As of June 30, 2001, the maximum commitment under the credit facility is $300.0 million and the outstanding balance is $225.5 million. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2000 and June 30, 2001, the credit facility carried interest at an average rate of 7.9375% and 6.5625%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company has entered into interest rate hedge agreements as discussed in note 8. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

     On August 14, 2001, the Company entered into an amendment to its credit agreement that revised certain financial covenants.

                         BEASLEY BROADCAST GROUP, INC.

     On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. As of June 30, 2001, the outstanding principal amount has been reduced by approximately $2.8 million through the placement of advertising air time. The note is guaranteed by BFMA.

(6)  Related Party Transactions

     The Company leases office and studio broadcasting space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. For the three and six months ended June 30, 2000, rental expense paid to Mr. Beasley was approximately $24,000 and $48,000, respectively. For the three and six months ended June 30, 2001, rental expense paid to Mr. Beasley was approximately $26,000 and $51,000, respectively.

     The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp. ("BBMC"). For the three and six months ended June 30, 2000, rental expense paid to BBMC was approximately $20,000 and $40,000, respectively. For the three and six months ended June 30, 2001, rental expense paid to BBMC was approximately $26,000 and $50,000, respectively.

     The Company leases certain radio towers from Beasley Family Towers, Inc. ("BFT"). The lease agreements expire on December 28, 2020. For the three and six months ended June 30, 2001, rental expense paid to BFT was approximately $117,000 and $234,000, respectively.

     Notes receivable from BFT are due in monthly payments, including interest at 6.77%. The notes mature on December 28, 2020. For the three and six months ended June 30, 2001, interest income on the notes receivable from BFT was approximately $87,000 and $172,000, respectively.

(7)  Commitments and Contingencies

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three and six months ended June 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,548,000 and $1,918,000, respectively. For the three and six months ended June 30, 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,043,000 and $1,556,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8)  Derivative Financial Instruments

     The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the three and six months ended June 30, 2000, the Company received additional interest of approximately $44,000 and $88,000, respectively. For the three and six months ended June 30, 2001, the Company paid additional interest of approximately $106,000. The amount received or paid is based on the differential between the specified rates of the collar and swap agreements and the variable interest rate of the credit facility.

                         BEASLEY BROADCAST GROUP, INC.

  As of June 30, 2001, the Company's collar agreements are summarized in the following chart:

                                                                                                                     Estimated
                                 Notional                                                   Expiration                 Fair
       Agreement                  Amount              Floor              Cap                   Date                    Value
-----------------------     -----------------     -------------      -----------      ---------------------     --------------------
Interest rate collar           $20,000,000            6.69%                8%             May 2002                 $   (496,000)
Interest rate collar           $20,000,000            5.45%              7.5%             November 2002                (427,000)
Interest rate collar           $20,000,000            5.75%             7.35%             November 2002                (505,000)
Interest rate collar           $55,000,000            4.99%                7%             October 2003               (1,331,000)
                                                                                                                 -------------------
                                                                                                                   $ (2,759,000)
                                                                                                                 ===================

(9)  Other Non-Operating Income

     On March 23, 2001, the Company received a $2.6 million payment on a related party receivable previously written off prior to the Company's initial public offering on February 11, 2000. The resulting gain is recorded in other non-operating income in the consolidated statement of operations for the six months ended June 30, 2001.

(10) Income Taxes

     Income tax expense (benefit) from continuing operations is as follows:

                                       Three months ended June 30,                        Six months ended June 30,
                               ----------------------------------------------    ---------------------------------------------
                                      2000                     2001                     2000                    2001
                               -------------------    -----------------------    -------------------   -----------------------
Federal:
  Current                            $   765,000               $          -           $    765,000             $           -
  Deferred                               (87,000)                (1,755,000)            22,554,000                (2,819,000)
                               -------------------    -----------------------    -------------------   -----------------------
                                         678,000                 (1,755,000)            23,319,000                (2,819,000)
State:
  Current                                169,000                          -                169,000                         -
  Deferred                               (19,000)                  (389,000)             4,993,000                  (616,000)
                               -------------------    -----------------------    -------------------   -----------------------
                                         150,000                   (389,000)             5,162,000                  (616,000)
                               -------------------    -----------------------    -------------------   -----------------------
                                     $   828,000               $ (2,144,000)          $ 28,481,000             $  (3,435,000)
                               ===================    =======================    ===================   =======================

  Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net loss as follows:

                                                     Three months ended June 30,                    Six months ended June 30,
                                              -------------------------------------------    ---------------------------------------
                                                      2000                   2001                    2000                 2001
                                              --------------------   --------------------    --------------------   ----------------
Expected tax benefit                                    $617,000            $(2,123,000)            $    21,000        $(3,440,000)
State income taxes, net of federal benefit                84,000               (252,000)                  3,000           (406,000)
Establishment of deferred tax assets and
  liabilities upon conversion from a
  subchapter S corporation to a
  subchapter C corporation on
  February 11, 2000                                            -                      -              28,297,000                  -
Non-deductible depreciation and
  amortization of Centennial
  Broadcasting acquisition                                     -                145,000                       -            242,000
Non-deductible amortization of minority
  interest acquisitions                                   86,000                 47,000                  86,000             95,000
Other                                                     41,000                 39,000                  74,000             74,000
                                              --------------------   --------------------    --------------------   ----------------
                                                        $828,000            $(2,144,000)            $28,481,000        $(3,435,000)
                                              ====================   ====================    ====================   ================

                         BEASLEY BROADCAST GROUP, INC.

     Temporary differences that give rise to the components of deferred tax assets and liabilities, as of December 31, 2000 and June 30, 2001 are as follows:

                                                                                    2000                    2001
                                                                             -------------------      ------------------
     Allowance for doubtful accounts                                         $           176,000      $          240,000
     Derivative financial instruments                                                          -               1,066,000
     Net operating loss carryforwards                                                          -               1,017,000
     Unrealized loss on investment                                                       927,000                 927,000
                                                                             -------------------      ------------------
       Gross deferred tax assets                                                       1,103,000               3,250,000
     Property and equipment                                                             (869,000)               (794,000)
     Intangibles                                                                     (25,633,000)            (24,420,000)
                                                                             -------------------      ------------------
       Gross deferred tax liabilities                                                (26,502,000)            (25,214,000)
                                                                             -------------------      ------------------
       Net deferred tax liabilities                                          $       (25,399,000)     $      (21,964,000)
                                                                             ===================      ==================

(11) Segment Information

     Segment information is as follows:

                                                         Three months ended June 30,                 Six months ended June 30,
                                                     -----------------------------------         ---------------------------------
                                                         2000                   2001                 2000                 2001
                                                     ------------           ------------         ------------         ------------
     Net revenues:
       Radio Group One                               $ 16,835,399           $ 16,230,648         $ 31,220,925         $ 32,308,855
       Radio Group Two                                 10,245,519              9,848,562           18,646,798           17,174,671
       Radio Group Three                                       --              4,135,024                   --            6,573,429
                                                     ------------           ------------         ------------         ------------
       Total net revenues                              27,080,918             30,214,234           49,867,723           56,056,955
                                                     ------------           ------------         ------------         ------------

     Broadcast cash flow:
       Radio Group One                               $  5,098,263           $  4,117,775         $  9,348,497         $  8,856,274
       Radio Group Two                                  3,814,417              3,039,223            6,505,274            4,254,575
       Radio Group Three                                       --              1,311,655                   --            1,838,017
                                                     ------------           ------------         ------------         ------------
       Total broadcast cash flow                        8,912,680              8,468,653           15,853,771           14,948,866
                                                     ------------           ------------         ------------         ------------

     Reconciliation to income (loss) before
       income taxes:
       Corporate general and administrative          $ (1,047,690)          $ (1,369,541)        $ (2,067,174)        $ (2,530,065)
       Equity appreciation rights                              --                     --           (1,173,759)                  --
       Depreciation and amortization                   (4,273,785)            (7,169,790)          (8,258,992)         (13,208,535)
       Interest expense                                (1,860,348)            (4,094,176)          (4,523,401)          (7,797,577)
       Other non-operating income (loss)                   83,900             (2,079,777)             231,708           (1,596,740)
                                                     ------------           ------------         ------------         ------------
         Income (loss) before income taxes           $  1,814,757           $ (6,244,631)        $     62,153         $(10,184,051)
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

                         BEASLEY BROADCAST GROUP, INC.

(12) Equity Plan

     During the three and six months ended June 30, 2001, the Company granted 20,000 and 105,000 stock options, respectively, with an exercise price per share equal to the closing stock price on the respective grant dates. The issued stock options have ten-year terms and generally vest ratably and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years. During the three and six months ended June 30, 2001, no options were exercised. During the three and six months ended June 30, 2001, the number of options forfeited was 1,000 and 16,000, respectively. As of June 30, 2001, the number of options exercisable was 787,565 and the weighted-average exercise price of those options was $15.39.

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

     We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year's corresponding period, including the effect of barter revenues and expenses. These results exclude one station that changed formats during the fourth quarter of 2000, the six stations that were acquired during the first quarter of 2001 and the two stations acquired during the second quarter of 2001. Broadcast cash flow consists of operating income before corporate general and administrative expenses, equity appreciation rights, and depreciation and amortization and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Results of Operations

     Several factors affected our results of operations in the six months ended June 30, 2000 that did not affect the corresponding period of the current year. First, we redeemed, for cash in the first quarter, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $1.2 million in the first quarter of 2000. Second, in connection with our reorganization in February 2000, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

     As of February 1, 2001, we purchased three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $116.3 million, which included a working capital adjustment of approximately $2.8 million. This acquisition contributed to higher net revenues and station operating expenses during the three and six months ended June 30, 2001.

     On April 2, 2001, we acquired two FM radio stations in the Augusta, Georgia market for approximately $12.0 million. This acquisition contributed to higher net revenues and station operating expenses during the three months ended June 30, 2001.

     On May 7, 2001, the Company received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three and six months ended June 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,548,000 and $1,918,000, respectively. For the three and six months ended June 30, 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1,043,000 and $1,556,000, respectively. Unless the Company is able to generate significantly more revenues under these contracts in future periods, the contracts are likely to have a material adverse effect on the Company's results of operations on a going-forward basis. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     During the first two quarters of 2001, we have experienced a softer advertising environment due to slowing economic conditions. We expect this environment to continue into the third quarter and possibly into the fourth quarter of 2001. In response to an expected reduction in net revenues we are monitoring our non-strategic expenses to minimize the impact on our operating results.

Three Months ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

     Net Revenue. Net revenue increased 11.6% to $30.2 million for the three months ended June 30, 2001 from $27.1 million for three months ended June 30, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. The increase was partially offset by lower revenues at WPTP in the Philadelphia market due to a format change during the fourth quarter of 2000. On a same station basis, net revenues decreased 5.1% to $24.0 million for the three months ended June 30, 2001 from $25.4 million for three months ended June 30, 2000.

     Station Operating Expenses. Station operating expenses increased 19.7% to $21.7 million for the three months ended June 30, 2001 from $18.2 million for three months ended June 30, 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. In addition, promotions budgets were larger at most of our radio stations in fiscal 2001 to help generate growth in net revenues. On a same station basis, station operating expenses increased 3.9% to $17.1 million for the three months ended June 30, 2001 from $16.4 million for three months ended June 30, 2000.

  Broadcast Cash Flow. Broadcast cash flow decreased 5.0% to $8.5 million for the three months ended June 30, 2001 from $8.9 million for three months ended June 30, 2000. The decrease was primarily due to lower revenues associated with the format change at WPTP in the Philadelphia market during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. On a same station basis, broadcast cash flow decreased 21.8% to $7.0 million for the three months ended June 30, 2001 from $8.9 million for three months ended June 30, 2000.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 30.7% to $1.4 million for the three months ended June 30, 2001 from $1.0 million for three months ended June 30, 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001.

  Depreciation and Amortization. Depreciation and amortization increased 67.8% to $7.2 million for the three months ended June 30, 2001 from $4.3 million for three months ended June 30, 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001.

  Interest Expense. Interest expense increased 120.1% to $4.1 million for the three months ended June 30, 2001 from $1.9 million for three months ended June 30, 2000. The increase was primarily due to increased borrowings under our credit facility to finance the radio station acquisitions in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility.

  Net Income (Loss). Net loss for the three months ended June 30, 2001 was $4.1 million compared to net income of $1.0 million for three months ended June 30, 2000. The change was primarily due to additional depreciation and amortization and interest expense, an additional $350,000 loss on investment and a $1.8 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 in 2001.

Six Months ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

  Net Revenue. Net revenue increased 12.4% to $56.1 million for the six months ended June 30, 2001 from $49.9 million for six months ended June 30, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001. The increase was partially offset by lower revenues at WPTP in the Philadelphia market due to a format change during the fourth quarter of 2000. On a same station basis, net revenues decreased 0.4% to $46.6 million for the six months ended June 30, 2001 from $46.8 million for six months ended June 30, 2000.

  Station Operating Expenses. Station operating expenses increased 20.9% to $41.1 million for the six months ended June 30, 2001 from $34.0 million for six months ended June 30, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001. In addition, promotions budgets were larger at most of our radio stations in fiscal 2001 to help generate growth in net revenues. On a same station basis, station operating expenses increased 6.1% to $32.5 million for the six months ended June 30, 2001 from $30.7 million for six months ended June 30, 2000.

  Broadcast Cash Flow. Broadcast cash flow decreased 5.7% to $14.9 million for the six months ended June 30, 2001 from $15.9 million for six months ended June 30, 2000. The decrease was primarily due to lower revenues associated with the format change at WPTP in the Philadelphia market during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001. On a same station basis, broadcast cash flow decreased 12.8% to $14.1 million for the six months ended June 30, 2001 from $16.2 million for six months ended June 30, 2000.

  Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 22.4% to $2.5 million for the six months ended June 30, 2001 from $2.1 million for six months ended June 30, 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001. In addition, the increase is due to our operating as a public company for the entire first two quarters of 2001 as compared to a partial first two quarters in 2000.

  Depreciation and Amortization. Depreciation and amortization increased 59.9% to $13.2 million for the six months ended June 30, 2001 from $8.3 million for six months ended June 30, 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001.

  Interest Expense. Interest expense increased 72.4% to $7.8 million for the six months ended June 30, 2001 from $4.5 million for six months ended June 30, 2000. The increase was primarily due to increased borrowings under our credit facility to finance the radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility.

  Net Loss. Net loss for the six months ended June 30, 2001 was $6.7 million compared to a net loss of $28.4 million for six months ended June 30, 2000. The change was primarily due the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization in 2000. In 2000, the net loss was also increased by the redemption of equity appreciation rights for $1.2 million. In 2001, the net loss was increased by a $1.6 million loss on investment and a $2.8 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 and decreased by a $2.6 million gain on a previously written off related party receivable.

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

  As of June 30, 2001, we held $2.3 million in cash and cash equivalents and had $74.5 million in availability under our credit facility. On April 2, 2001, we used surplus working capital and our credit facility to finance an acquisition of two radio stations in the Augusta, Georgia market with an aggregate price of $12.0 million. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months.

  Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.0 million and $5.9 million for the six months ended June 30, 2000 and 2001, respectively. The change is primarily due to the $2.6 million gain on a previously written off related party receivable and the $2.9 million increase in non-cash working capital during the first six months of 2001. These increases were partially offset by additional interest expense associated with financing our radio station acquisitions totaling $3.3 million. In 2000, net cash provided by operating activities was decreased by the redemption of equity appreciation rights totaling $1.2 million and current income tax expense of $934,000.

  Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $26.4 million and $132.6 million for the six months ended June 30, 2000 and 2001, respectively. The change is primarily due to the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $128.3 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market in 2000 for an aggregate $34.8 million. Expenditures for property and equipment were $1.9 million in 2001 compared to $1.0 million in 2000. In addition, net cash used in investing activities was also increased in 2001 by payments totaling $2.5 million for a signal upgrade. Net cash used in 2000 was offset by the repayment of loans to the former S corporation stockholders and increased by repayment of notes receivable from related parties and stockholders.

  Net Cash Provided by (Used in) by Financing Activities. Net cash provided by financing activities was $22.9 million and $123.2 million for the six months ended June 30, 2000 and 2001, respectively. The change is primarily due to financing the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $123.2 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market in 2000 for an aggregate $34.8 million. In 2000, net cash was increased by the initial public offering proceeds, less associated costs, which were used to repay $58.5 million of the credit facility and all outstanding notes payable to related parties. Net cash was also decreased by distributions to the former S corporation stockholders in 2000.

  Credit Facility. As of June 30, 2001, the maximum commitment under our credit facility was $300.0 million and the outstanding balance is $225.5 million. The credit facility consists of $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of June 30, 2001, the credit facility carried interest at an average rate of 6.5625%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the Company.

  As of June 30, 2001, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                   Revolving                        Total Credit
                                  Credit Loan        Term Loan        Facility
                                 -------------     -------------    ------------
     2002                        $           -     $  15,000,000    $ 15,000,000
     2003                                    -        22,500,000      22,500,000
     2004                           15,000,000        22,500,000      37,500,000
     2005                           22,500,000        22,500,000      45,000,000
     Thereafter                    112,500,000        67,500,000     180,000,000
                                 -------------     -------------    ------------
        Total                    $ 150,000,000     $ 150,000,000    $300,000,000
                                 =============     =============    ============

  We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment the fee is increased by 0.375%. For the three and six months ended June 30, 2001, our unused commitment fee was approximately $71,000 and $185,000, respectively.

  We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of June 30, 2001, these financial covenants included:

  . Maximum Total Leverage Test. From closing through March 31, 2001, our total debt as of the last day of each fiscal quarter must not have exceeded 6.75 times our operating cash flow for the four quarters ending on that day. For the period from April 1, 2001 through September 30, 2001, the required maximum ratio is 6.5 times. For the period from October 1, 2001 through March 31, 2002, the required maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the required maximum ratio is
     6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

  . Minimum Interest Coverage Test. From closing through June 30, 2001, our operating cash flow for the four quarters ending on the last day of each fiscal quarter must have not been less than 1.75 times the amount of our interest expense. For all periods after July 1, 2001, the minimum ratio is
     2.0 times.

  . Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.10 times the amount of our fixed charges.

  On August 14, 2001, we entered into an amendment to our credit agreement that revised certain financial covenants as follows:

  . Maximum Total Leverage Test. For the period from April 1, 2001 through June 30, 2001, the required maximum ratio is 6.5 times. For the period from July 1, 2001 through March 30, 2002, the required maximum ratio is 7.0 times. As of March 31, 2002, the required maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the required maximum ratio is 6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

  . Minimum Interest Coverage Test. From closing through September 30, 2001, our operating cash flow for the four quarters ending on the last day of each fiscal quarter must have not been less than 1.75 times the amount of our interest expense. For the period from October 1, 2001 through March 31, 2002, the minimum ratio is 1.5 times. For the period from April 1, 2002 through September 30, 2002, the minimum ratio is 1.75 times. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

  In addition, the operating cash flow definition has been revised to disregard certain losses associated with the Florida Marlins sports contract until its expiration in the fourth quarter of 2001. As of August 14, 2001, we were in compliance with all applicable financial covenants.

  The credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

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

  .  sell, assign, pledge, encumber or dispose of capital stock; or

  .  change the nature of our business.

Recent Pronouncements

  In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaced SFAS 125 and was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. We have adopted SFAS 140 with no material impact on our consolidated financial statements.

  In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately, SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  We are required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill or intangible assets determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

  SFAS 141 will require upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting units and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

  And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

  As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $12.0 million, and unamortized FCC licenses, which we expect to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $247.3 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $765,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Amortization expense related to FCC licenses was $12.1 million and $9.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of June 30, 2001, $225.5 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

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

  Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2000 and June 30, 2001, the notional amount upon maturity of these collar agreements is approximately $100.0 million and $115.0 million, respectively.

  As of June 30, 2001, our collar agreements are summarized in the following chart:

                                                                                                               Estimated
                                 Notional                                                 Expiration              Fair
       Agreement                  Amount              Floor              Cap                 Date                 Value
-----------------------     -----------------     ------------      -----------       ------------------     -------------
Interest rate collar           $20,000,000           6.69%              8%               May 2002            $    (496,000)
Interest rate collar           $20,000,000           5.45%              7.5 %            November 2002            (427,000)
Interest rate collar           $20,000,000           5.75%              7.35%            November 2002            (505,000)
Interest rate collar           $55,000,000           4.99%              7%               October 2003           (1,331,000)
                                                                                                              -------------
                                                                                                              $  (2,759,000)
                                                                                                              =============

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number    Description
-------   -----------
  2.1 Asset purchase agreement of radio stations WKXC-FM and WSLT-FM in Augusta, Georgia, dated November 13, 2000. (1)

 21.1     Subsidiaries of the Company.
___________

(1) Incorporated by reference to Exhibit 2.6 to Beasley Broadcast Group's 2000 Annual Report on Form 10-K.

(b)  Reports on Form 8-K during the three month period ended June 30, 2001

     We filed a Current Report on Form 8-K on April 6, 2001 disclosing under
Item 7 the financial statements of Centennial Broadcasting, pro forma financial information and exhibits required as a result of our acquisition of all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interest in Centennial Broadcasting, LLC as of February 1, 2001.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001                            BEASLEY BROADCAST GROUP, INC.


                                                  /s/ George G. Beasley
                                                  ------------------------------
                                                  Name:  George G. Beasley
                                                  Title: Chairman of the Board
                                                          and Chief Executive
                                                          Officer

Date:  August 14, 2001
                                                  /s/ Caroline Beasley
                                                  ------------------------------
                                                  Name:  Caroline Beasley
                                                  Title: Vice President, Chief
                                                          Financial Officer,
                                                          Secretary, Treasurer
                                                          and Director