Form 10-Q
period 2001-09-30
BEASLEY BROADCAST GROUP INC
filed 2001-11-09
CIK 1099160

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

               For the Quarterly Period Ended September 30, 2001

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of November 8, 2001

     Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of November 8, 2001

================================================================================

                                     INDEX

                                                                                     Page
                                                                                      No.
                                                                                    ------
                                    PART I

                             FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)                                             1

          Consolidated Balance Sheets of Beasley Broadcast Group, Inc. as
          of December 31, 2000 and September 30, 2001                                  1

          Consolidated Statements of Operations of Beasley Broadcast
          Group, Inc.for the Three and Nine Months Ended September 30,
          2000 and September 30, 2001                                                  2

          Consolidated Statements of Cash Flows of Beasley Broadcast
          Group, Inc. for the Nine Months Ended September 30, 2000 and
          September 30, 2001                                                           3

          Notes to Consolidated Financial Statements                                   4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  20

                                   PART II

                             OTHER INFORMATION

Item 1.    Legal Proceedings                                                          22

Item 2.    Changes in Securities and Use of Proceeds                                  22

Item 3.    Defaults Upon Senior Securities                                            22

Item 4.    Submission of Matters to a Vote of Security Holders                        22

Item 5.    Other Information                                                          22

Item 6.    Exhibits and Reports on Form 8-K                                           22

SIGNATURES                                                                            23

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BEASLEY BROADCAST GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,       September 30,
                                                                                         2000               2001
                                                                                    --------------    -----------------
                                                                                               (Unaudited)
                                      Assets
Current assets:
    Cash and cash equivalents                                                         $   5,742,628        $   4,603,478
    Accounts receivable, less allowance for doubtful accounts of $607,147 in
      2000 and $624,344 in 2001                                                          18,712,862           19,254,846
    Trade sales receivable                                                                  843,843            1,475,284
    Other receivables                                                                       980,504            1,414,066
    Prepaid expenses and other                                                            2,249,615            3,029,938
    Deferred tax assets                                                                     176,000            3,839,000
                                                                                      -------------        -------------
      Total current assets                                                               28,705,452           33,616,612
Notes receivable from related parties                                                     4,990,480            4,897,735
Property and equipment, net                                                              15,619,688           21,314,732
Intangibles, net                                                                        164,893,584          263,327,547
Other investments                                                                         1,523,729              650,002
Other assets                                                                              2,425,631            2,604,729
                                                                                      -------------        -------------
      Total assets                                                                    $ 218,158,564        $ 326,411,357
                                                                                      =============        =============

                    Total Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                            $       8,352        $  11,258,867
    Accounts payable                                                                      2,355,006            4,552,339
    Accrued expenses                                                                      6,986,006            6,512,200
    Trade sales payable                                                                     798,198            1,184,279
    Derivative financial instruments                                                              -            4,397,000
                                                                                      -------------        -------------
      Total current liabilities                                                          10,147,562           27,904,685
Long-term debt, less current installments                                               103,478,405          214,241,749
Deferred tax liabilities                                                                 25,575,000           23,534,000
                                                                                      -------------        -------------
      Total liabilities                                                                 139,200,967          265,680,434
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued                       -                    -
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,252,068
    issued and outstanding                                                                    7,252                7,252
Class B common stock, $.001 par value, 75,000,000 shares authorized, 17,021,373
    issued and outstanding                                                                   17,021               17,021
Additional paid-in capital                                                              106,633,932          106,633,932
Accumulated deficit                                                                     (27,700,608)         (45,927,282)
                                                                                      -------------        -------------
      Stockholders' equity                                                               78,957,597           60,730,923
                                                                                      -------------        -------------
      Total liabilities and stockholders' equity                                      $ 218,158,564        $ 326,411,357
                                                                                      =============        =============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
w

                                                                    Three months ended September 30, Nine months ended September 30,
                                                                    -------------------------------- -------------------------------
                                                                         2000             2001            2000             2001
                                                                    --------------    -------------   -------------    -------------
                                                                                (Unaudited)                     (Unaudited)
Net revenues                                                           $ 28,032,797    $ 28,702,673    $ 77,900,520    $ 84,759,628
                                                                       ------------    ------------    ------------    ------------
Costs and expenses:
  Program and production                                                  8,129,023       9,219,974      20,966,406      23,403,216
  Sales and advertising                                                   6,425,430       7,917,572      20,295,787      25,764,150
  Station general and administrative                                      4,284,210       4,013,028      11,590,422      13,091,297
  Corporate general and administrative                                      922,834       1,010,117       2,990,008       3,540,182
  Equity appreciation rights                                                     --              --       1,173,759              --
  Depreciation and amortization                                           4,662,574       7,380,663      12,921,566      20,589,198
  Impairment loss on long-lived assets                                           --       7,000,000              --       7,000,000
                                                                       ------------    ------------    ------------    ------------
    Total costs and expenses                                             24,424,071      36,541,354      69,937,948      93,388,043
       Operating income (loss)                                            3,608,726      (7,838,681)      7,962,572      (8,628,415)
Other income (expense):
  Interest expense                                                       (2,093,204)     (4,588,745)     (6,616,605)    (12,386,322)
  Loss on investment                                                             --              --              --      (1,585,417)
  Loss on decrease in fair value of derivative financial instruments             --      (1,638,000)             --      (4,463,000)
  Other non-operating expenses                                             (200,000)        (66,765)       (264,552)        (69,923)
  Interest income                                                           101,111          97,792         374,204         335,304
  Other non-operating income                                                 14,444         404,776          37,611       2,984,099
                                                                       ------------    ------------    ------------    ------------
       Income (loss) before income taxes                                  1,431,077     (13,629,623)      1,493,230     (23,813,674)
Income tax expense (benefit)                                                651,000      (2,086,000)     29,132,000      (5,546,000)
                                                                       ------------    ------------    ------------    ------------
       Income (loss) before cumulative effect of accounting change          780,077     (11,543,623)    (27,638,770)    (18,267,674)
Cumulative effect of accounting change (net of income tax effect)                --              --              --          41,000
                                                                       ------------    ------------    ------------    ------------
       Net income (loss)                                               $    780,077    $(11,543,623)   $(27,638,770)   $(18,226,674)
                                                                       ============    ============    ============    ============
Basic and diluted earnings per share:
 Income (loss) before cumulative effect of accounting change           $       0.03    $      (0.48)   $      (1.19)   $      (0.75)
  Cumulative effect of accounting change                                         --              --              --              --
                                                                       ------------    ------------    ------------    ------------
  Net income (loss)                                                    $       0.03    $      (0.48)   $      (1.19)   $      (0.75)
                                                                       ============    ============    ============    ============
Basic common shares outstanding                                          24,273,441      24,273,441      23,248,441      24,273,441
                                                                       ============    ============    ============    ============
Diluted common shares outstanding                                        24,277,624      24,297,678      23,248,441      24,306,094
                                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements

                          BEASLEY BROADCAST GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Nine months ended September 30,
                                                                                     --------------------------------
                                                                                           2000              2001
                                                                                     ---------------    -------------
                                                                                                (Unaudited)
Cash flows from operating activities:
    Net loss                                                                          $ (27,638,770)   $ (18,226,674)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      12,921,566       20,589,198
      Impairment loss on long-lived assets                                                        -        7,000,000
      Loss on investment                                                                          -        1,585,417
      Loss on decrease in fair value of derivative financial instruments                          -        4,397,000
      Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
        Increase in receivables                                                            (926,336)      (1,315,394)
        Increase in prepaid expenses and other                                             (202,885)         (49,805)
        Increase in other assets                                                           (660,565)      (1,652,551)
        Increase (decrease) in payables and accrued expenses                             (3,099,884)       1,944,995
        Increase (decrease) in deferred tax liabilities                                  27,029,000       (5,704,000)
                                                                                      -------------    -------------
           Net cash provided by operating activities                                      7,422,126        8,568,186
Cash flows from investing activities:
    Expenditures for property and equipment                                              (1,744,620)      (2,261,127)
    Payments for acquisitions of radio stations                                         (34,780,000)    (128,305,753)
    Payments for signal upgrade                                                                   -       (2,477,000)
    Payment for purchase of equity investment                                               (50,002)               -
    Payments from related parties                                                           556,796           92,745
    Loans to stockholders                                                                  (910,263)               -
    Payments from stockholders                                                            9,768,240                -
                                                                                      -------------    -------------
           Net cash used in investing activities                                        (27,159,849)    (132,951,135)
                                                                                      -------------    -------------
Cash flows from financing activities:
    Proceeds from issuance of indebtedness                                              138,300,523      123,250,000
    Principal payments on indebtedness                                                 (161,888,733)          (6,201)
    Principal payments on related party notes                                           (47,723,076)               -
    Payments of loan fees                                                                (2,893,192)               -
    Capital contributions                                                                   100,000                -
    Stockholder distributions                                                            (2,250,000)               -
    Issuance of common stock                                                             99,009,900                -
    Payment of initial public offering costs                                             (2,593,238)               -
                                                                                      -------------    -------------
           Net cash provided by financing activities                                     20,062,184      123,243,799
                                                                                      -------------    -------------
Net increase (decrease) in cash and cash equivalents                                        324,461       (1,139,150)
Cash and cash equivalents at beginning of period                                          7,002,669        5,742,628
                                                                                      =============    =============
Cash and cash equivalents at end of period                                            $   7,327,130    $   4,603,478
                                                                                      =============    =============
Cash paid for interest                                                                $   9,880,801    $  11,318,441
                                                                                      =============    =============
Cash paid for income taxes                                                            $      26,825    $   3,188,360
                                                                                      =============    =============
Supplement disclosure of non-cash investing and financing activities:
    Financed purchase of equity investment                                            $   3,000,000        $       -
                                                                                      =============    =============
    Equity investment acquired through placement of advertising air time              $     492,479    $     711,690
                                                                                      =============    =============
    Minority interests acquired through issuance of Class A common stock              $   8,370,064    $           -
                                                                                      =============    =============
    Principal payments on indebtedness through placement of advertising air time      $   1,282,778    $   1,229,940
                                                                                      =============    =============

See accompanying notes to consolidated financial statements

                          BEASLEY BROADCAST GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a)  Interim Financial Statements

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the third quarter of 2001 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2000.

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

(c)  Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar and swap agreements to specifically hedge against the potential impact of increases in interest rates on its credit facility. The Company records interest differentials as adjustments to interest expense and changes in fair value of its derivative financial instruments in the period they occur.

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

                          BEASLEY BROADCAST GROUP, INC.

(g)  Accounting Change

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value and the cumulative effect of the accounting change, as of January 1, 2001, in the statement of operations for the nine months ended September 30, 2001. The cumulative effect of the change, net of income tax effect, decreased the net loss $41,000 and did not change the net loss per share.

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

                          BEASLEY BROADCAST GROUP, INC.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $12.1 million, and unamortized FCC licenses, which the Company expects to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $240.4 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $981,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Amortization expense related to FCC licenses was $12.1 million and $14.5 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

                          BEASLEY BROADCAST GROUP, INC.

    The aggregate purchase price for the current acquisitions was allocated as follows:

   Accounts receivable, net                                     $  2,233,223
   Prepaid expenses and other                                        730,518
   Property and equipment                                          5,526,234
   FCC broadcasting licenses                                     119,772,766
   Goodwill                                                          201,000
   Other assets                                                        6,625
   Accounts payable                                                  (32,000)
   Accrued expenses                                                 (132,613)
                                                             ----------------
                                                                $128,305,753
                                                             ================

(b)  Unaudited Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2000 and 2001, with pro forma adjustments as if the acquisitions of the stations had occurred on January 1, 2000.

     This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred on January 1, 2000 or of results that may occur in the future.

                                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                                  -------------------------------------    --------------------------------------
                                                       2000                 2001                 2000                 2001
                                                  ----------------     ----------------    -----------------    -----------------
   Net revenues                                      $ 32,709,515         $ 28,702,673         $ 93,800,216         $ 86,396,655
                                                  ----------------     ----------------    -----------------    -----------------
  Costs and expenses:
      Program and production                            9,246,429            9,219,974           24,444,800           23,926,717
      Sales and advertising                             7,957,018            7,917,572           25,545,854           26,313,523
      Station general and administrative                5,000,101            4,013,028           13,964,726           13,477,832
      Corporate general and administrative                922,834            1,010,117            2,990,008            3,540,182
      Equity appreciation rights                                -                    -            1,173,759                    -
      Depreciation and amortization                     6,911,116            7,380,663           20,359,773           21,338,712
      Impairment loss on long-lived assets                      -            7,000,000                    -            7,000,000
                                                  ----------------     ----------------    -----------------    -----------------
         Total costs and expenses                      30,037,498           36,541,354           88,478,920           95,596,966
            Operating income (loss)                     2,672,017           (7,838,681)           5,321,296           (9,200,311)
   Other income (expense):
      Interest expense                                 (4,519,688)          (4,588,745)         (14,657,093)         (13,066,765)
      Loss on investment                                        -                    -                    -           (1,585,417)
      Loss on decrease in fair value
         of derivative financial instruments                    -           (1,638,000)                   -           (4,463,000)
      Other non-operating expenses                       (200,000)             (66,765)            (264,552)             (69,923)
      Interest income                                     101,111               97,792              374,204              335,304
      Other non-operating income                           14,444              404,776               37,611            2,984,099
                                                  ----------------     ----------------    -----------------    -----------------
         Loss before income taxes                      (1,932,116)         (13,629,623)          (9,188,534)         (25,066,013)
   Income tax expense (benefit)                          (477,000)          (2,086,000)          25,519,000           (5,973,000)
                                                  ----------------     ----------------    -----------------    -----------------
         Loss before cumulative effect
            of accounting change                       (1,455,116)         (11,543,623)         (34,707,534)         (19,093,013)
   Cumulative effect of accounting
      change (net of income tax effect)                         -                    -                    -               41,000
                                                  ----------------     ----------------    -----------------    -----------------
         Net loss                                    $ (1,455,116)        $(11,543,623)        $(34,707,534)        $(19,052,013)
                                                  ================     ================    =================    =================
   Basic and diluted net loss per share              $      (0.06)        $      (0.48)        $      (1.49)        $      (0.78)
                                                  ================     ================    =================    =================
   Basic common shares outstanding                     24,273,441           24,273,441           23,248,441           24,273,441
                                                  ================     ================    =================    =================
   Diluted common shares outstanding                   24,277,624           24,297,678           23,248,441           24,306,094
                                                  ================     ================    =================    =================

                          BEASLEY BROADCAST GROUP, INC.

(c)  Pending Disposition

     On October 31, 2001, the Company entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for approximately $23.0 million, subject to certain adjustments. In connection with the definitive agreement, the Company entered into a time brokerage agreement ("TBA"), which permits Wilks Broadcasting to operate WRNO-FM and KMEZ-FM, beginning November 1, 2001 in exchange for a monthly fee and reimbursement of certain expenses. The TBA will terminate upon the sale of WRNO-FM and KMEZ-FM, which the Company expects to complete during the first quarter of 2002. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore the Company recorded an impairment loss on long-lived assets of $7.0 million for the three and nine months ended September 30, 2001.

(3)  Intangibles

     Intangibles, at cost, is comprised of the following:

                                                                         December 31,        September 30,
                                                                             2000                 2001
                                                                       -----------------    -----------------
   FCC broadcasting licenses                                               $188,307,206         $304,214,612
   Goodwill                                                                  25,219,054           25,404,561
   Advertising base                                                           4,139,251            3,633,752
   Loan fees                                                                  5,816,671            4,252,268
   Noncompete agreements                                                      1,120,000                    -
   Other intangibles                                                          6,011,469            3,048,548
                                                                       -----------------    -----------------
                                                                            230,613,651          340,553,741
   Less accumulated amortization                                            (65,720,067)         (77,226,194)
                                                                       -----------------    -----------------
                                                                           $164,893,584         $263,327,547
                                                                       =================    =================

(4)  Other Investments

     In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising air time. The Company earned these shares as advertisements were placed over the term of the agreement. For the nine months ended September 30, 2001, eTour, Inc. placed advertising air time totaling approximately $712,000, and for the nine months ended September 30, 2001, the Company earned approximately 178,000 shares. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

     On May 7, 2001, the Company received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

                          BEASLEY BROADCAST GROUP, INC.

(5)  Long-Term Debt

     On August 14, 2001, the Company entered into an amendment to its credit agreement that revised certain financial covenants.

     As of September 30, 2001, the maximum commitment under the credit facility is $300.0 million and the outstanding balance is $225.5 million. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2000 and September 30, 2001, the credit facility carried interest at an average rate of 7.9375% and 6.625%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company has entered into interest rate hedge agreements as discussed in note 8. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

     On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matures on January 14, 2002. All outstanding principal and accrued interest is due at maturity, however the Company may repay the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. As of September 30, 2001, the outstanding principal amount has been repaid in full through the placement of advertising air time. The note is guaranteed by BFMA.

(6)  Related Party Transactions

     The Company leases office and studio broadcasting space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. For the three and nine months ended September 30, 2000, rental expense paid to Mr. Beasley was approximately $24,000 and $72,000, respectively. For the three and nine months ended September 30, 2001, rental expense paid to Mr. Beasley was approximately $25,000 and $76,000, respectively.

     The Company leases a radio tower in Augusta, Georgia from Wintersrun Communications, Inc. ("WCI"), which is owned by George G. Beasley and Brian E. Beasley. For the three and nine months ended September 30, 2000, rental expense paid to WCI was approximately $5,000 and $14,000, respectively. For the three and nine months ended September 30, 2001, rental expense paid to WCI was approximately $6,000 and $17,000, respectively.

     The Company leases office and studio broadcasting space in Boca Raton, Florida from Beasley Family Towers, Inc. ("BFT"). For the three and nine months ended September 30, 2000, rental expense paid to BFT was approximately $21,000 and $24,000, respectively. For the three and nine months ended September 30, 2001, rental expense paid to BFT was approximately $18,000 and $54,000, respectively.

     The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp. ("BBMC"), which is wholly-owned by George G. Beasley. For the three and nine months ended September 30, 2000, rental expense paid to BBMC was approximately $23,000 and $63,000, respectively. For the three and nine months ended September 30, 2001, rental expense paid to BBMC was approximately $26,000 and $76,000, respectively.

     The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the three and nine months ended September 30, 2001, rental expense paid to BFT was approximately $120,000 and $361,000, respectively. Notes receivable from BFT are due in monthly payments, including interest at 6.77%. The notes mature on December 28, 2020. For the three and nine months ended September 30, 2001, interest income on the notes receivable from BFT was approximately $86,000 and $258,000, respectively.

                          BEASLEY BROADCAST GROUP, INC.

(7)  Commitments and Contingencies

     In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require the Company to pay certain fees and to provide commercial advertising and other considerations. For the three and nine months ended September 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1.6 million and $3.4 million, respectively. For the three and nine months ended September 30, 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1.6 million and $3.1 million, respectively. Unless the Company is able to increase its revenues under these contracts during the remaining three quarters, the contracts are likely to have a material adverse effect on the Company's results of operations. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management's judgment, have a material adverse effect on the Company's financial position.

(8)  Derivative Financial Instruments

     The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the three and nine months ended September 30, 2000, the Company received additional interest of approximately $25,000 and $113,000, respectively. For the three and nine months ended September 30, 2001, the Company paid additional interest of approximately $468,000 and $574,000, respectively. The amount received or paid is based on the differential between the specified rates of the collar and swap agreements and the variable interest rate of the credit facility.

     As of September 30, 2001, the Company's collar agreements are summarized in the following chart:

                                                                                           Estimated
                             Notional                                  Expiration             Fair
        Agreement             Amount         Floor        Cap              Date               Value
  --------------------    -------------    ---------    --------    ----------------    ---------------
  Interest rate           $20,000,000      6.69%        8%          May 2002               $ (528,000)
   collar
  Interest rate           $20,000,000      5.45 %       7.5%        November 2002            (635,000)
   collar
  Interest rate           $20,000,000      5.75 %       7.35%       November 2002            (700,000)
   collar
  Interest rate           $55,000,000      4.95 %       7%          October 2003           (2,534,000)
   collar
                                                                                        ---------------
                                                                                          $(4,397,000)
                                                                                        ===============

(9)  Other Non-Operating Income

     On March 23, 2001, the Company received a $2.6 million payment on a related party receivable previously written off prior to the Company's initial public offering on February 11, 2000. The resulting gain is recorded in other non-operating income in the consolidated statement of operations for the nine months ended September 30, 2001.

                          BEASLEY BROADCAST GROUP, INC.

(10) Income Taxes

     Income tax expense (benefit) from continuing operations is as follows:


                                           Three months ended September 30,        Nine months ended September 30,
                                           -----------------------------------     ----------------------------------
                                                2000                2001                2000               2001
                                           ----------------    ---------------     ---------------    ---------------
   Federal:
      Current                                   $  957,000      $           -         $ 1,722,000      $           -
      Deferred                                    (424,000)        (1,858,000)         22,130,000         (4,677,000)
                                           ----------------    ---------------     ---------------    ---------------
                                                   533,000         (1,858,000)         23,852,000         (4,677,000)
   State:
      Current                                      212,000             70,000             381,000            183,000
      Deferred                                     (94,000)          (298,000)          4,899,000         (1,027,000)
                                           ----------------    ---------------     ---------------    ---------------
                                                   118,000           (228,000)          5,280,000           (844,000)
                                           ----------------    ---------------     ---------------    ---------------
                                                $  651,000      $  (2,086,000)        $29,132,000      $  (5,521,000)
                                           ================    ===============     ===============    ===============

     Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net loss as follows:



                                                   Three months ended September 30,       Nine months ended September 30,
                                                  -----------------------------------    -----------------------------------
                                                       2000               2001                2000                2001
                                                  ---------------    ----------------    ----------------    ---------------

   Expected tax expense (benefit)                     $  487,000        $(4,634,000)          $  508,000       $(8,074,000)
   State income taxes, net of federal benefit             66,000            (89,000)              69,000          (495,000)
   Establishment of deferred tax assets and
      liabilities upon conversion from a
      subchapter S corporation to a
      subchapter C corporation on
      February 11, 2000                                        -                   -          28,297,000                  -
   Non-deductible impairment loss on long-
     lived assets                                              -           2,380,000                   -          2,380,000
   Non-deductible depreciation and
      amortization of Centennial
      Broadcasting acquisition                                 -             145,000                   -            387,000
   Non-deductible amortization of minority
      interest acquisitions                               54,000              47,000             140,000            142,000
   Other                                                  44,000              65,000             118,000            139,000
                                                  ---------------    ----------------    ----------------    ---------------
                                                      $  651,000        $(2,086,000)         $29,132,000       $(5,521,000)
                                                  ===============    ================    ================    ===============

     Temporary differences that give rise to the components of deferred tax assets and liabilities, as of December 31, 2000 and September 30, 2001 are as follows:

                                                                                     2000                 2001
                                                                                ----------------     ----------------
 Allowance for doubtful accounts                                                 $      176,000        $     241,000
   Derivative financial instruments                                                           -            1,698,000
   Net operating loss carryforwards                                                           -            1,900,000
   Unrealized loss on investment                                                        927,000              927,000
                                                                                ----------------     ----------------
      Gross deferred tax assets                                                       1,103,000            4,766,000
   Property and equipment                                                              (869,000)          (1,302,000)
   Intangibles                                                                      (25,633,000)         (23,159,000)
                                                                                ----------------     ----------------
      Gross deferred tax liabilities                                                (26,502,000)         (24,461,000)
                                                                                ----------------     ----------------
      Net deferred tax liabilities                                               $  (25,399,000)       $ (19,695,000)
                                                                                ================     ================

                          BEASLEY BROADCAST GROUP, INC.

(11) Segment Information

     Segment information is as follows:

                                                Three months ended September 30,        Nine months ended September 30,
                                              -------------------------------------    -----------------------------------
                                                                                       --------------- --- ---------------
                                                   2000                 2001                2000                2001
                                              ----------------    -----------------    ---------------     ---------------
   Net revenues:
      Radio Group One                            $ 18,573,723        $  16,243,258      $  49,794,648        $ 48,552,113
      Radio Group Two                               9,459,074            8,796,766         28,105,872          25,971,437
      Radio Group Three                                     -            3,662,649                  -          10,236,078
                                              ----------------    -----------------    ---------------     ---------------
      Total net revenues                           28,032,797           28,702,673         77,900,520          84,759,628
                                              ----------------    -----------------    ---------------     ---------------
   Broadcast cash flow:
      Radio Group One                            $  5,795,527        $   3,905,126      $  15,144,024        $ 12,761,400
      Radio Group Two                               3,398,607            2,640,430          9,903,881           6,895,005
      Radio Group Three                                     -            1,006,543                  -           2,844,560
                                              ----------------    -----------------    ---------------     ---------------
      Total broadcast cash flow                     9,194,134            7,552,099         25,047,905          22,500,965
                                              ----------------    -----------------    ---------------     ---------------
   Reconciliation to income (loss)
      before income taxes:
      Corporate general and administrative       $   (922,834)       $  (1,010,117)     $  (2,990,008)       $ (3,540,182)
      Equity appreciation rights                            -                    -         (1,173,759)                  -
      Depreciation and amortization                (4,662,574)          (7,380,663)       (12,921,566)        (20,589,198)
      Impairment loss on long-lived assets                  -           (7,000,000)                 -          (7,000,000)
      Interest expense                             (2,093,204)          (4,588,745)        (6,616,605)        (12,386,322)
      Other non-operating income (loss)               (84,445)          (1,202,197)           147,263          (2,798,937)
                                              ----------------    -----------------    ---------------     ---------------
         Income (loss) before income taxes       $  1,431,077        $ (13,629,623)     $   1,493,230        $(23,813,674)
                                              ================    =================    ===============     ===============

     Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

     Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, depreciation and amortization and impairment loss on long-lived assets.

(12) Equity Plan

     During the nine months ended September 30, 2001, the Company granted 105,000 stock options, with an exercise price per share equal to the closing stock price on the respective grant dates. The issued stock options have ten-year terms and generally vest ratably and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years. During the three and nine months ended September 30, 2001, no options were exercised. During the nine months ended September 30, 2001, the number of options forfeited was 16,000. As of September 30, 2001, the number of options exercisable was 787,565 and the weighted-average exercise price of those options was $15.39.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Certain matters discussed herein are forward-looking statements. This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as economic changes, unforeseen media events that would cause the company to broadcast commercial free for any period of time, and changes in the radio broadcasting industry generally. Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

     In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize our use of trade agreements and during the five years prior to 2000 have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow. In 2000, barter revenues increased as a percentage of our gross revenues and barter related broadcast cash flow increased as a percentage of our broadcast cash flow due to our investments in eTour, Inc. and FindWhat.com. Due to the completion of our obligations to eTour, Inc. and FindWhat.com, we expect barter revenues and related broadcast cash flow to return to historical percentages of our gross revenues and broadcast cash flow during 2002.

     We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year's corresponding period, including the effect of barter revenues and expenses. These results exclude one station that changed formats during the fourth quarter of 2000, six stations that were acquired during the first quarter of 2001 and two stations acquired during the second quarter of 2001. Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, depreciation and amortization and impairment loss on long-lived assets and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Recent Event

     On October 31, 2001, we entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for approximately $23.0 million, subject to certain adjustments. In connection with the definitive agreement, we entered into a time brokerage agreement ("TBA"), which permits Wilks Broadcasting to operate WRNO-FM and KMEZ-FM, beginning November 1, 2001 in exchange for a monthly fee and reimbursement of certain expenses. The TBA will terminate upon the sale of WRNO-FM and KMEZ-FM, which we expect to complete during the first quarter of 2002. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore we recorded an impairment loss on long-lived assets of $7.0 million for the three and nine months ended September 30, 2001. During the fourth quarter, we expect to record additional expenses related to severance and the assignment of contracts.

Results of Operations

     Several factors affected our results of operations in the nine months ended September 30, 2000 that did not affect the corresponding period of the current year. First, we redeemed, for cash in the first quarter, equity appreciation rights previously granted to two of our station managers, as we do not believe this form of compensation is well-suited to public companies. In connection with this redemption, we recorded an expense of approximately $1.2 million in the first quarter of 2000. Second, in connection with our reorganization in February 2000, our net stockholders' equity was reduced by approximately $27.6 million to establish the net deferred tax liability resulting from the termination of our subchapter S status.

     As of February 1, 2001, we purchased three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $113.5 million, plus a working capital adjustment of approximately $2.8 million. This acquisition contributed to higher net revenues and station operating expenses during the three and nine months ended September 30, 2001.

     On April 2, 2001, we acquired two FM radio stations in the Augusta, Georgia market for approximately $12.0 million. This acquisition contributed to higher net revenues and station operating expenses during the three months and nine months ended September 30, 2001.

     On May 7, 2001, we received a letter from the management of eTour stating that eTour is in the process of winding down. Based on this information, we stopped placement of any further advertising air time for eTour and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

     In 1997, we entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five-year term that began in 1997. The contracts require us to pay certain fees and to provide commercial advertising and other considerations. For the three and nine months ended September 30, 2000, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1.6 million and $3.4 million, respectively. For the three and nine months ended September 30, 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by $1.6 million and $3.1 million, respectively. Unless we are able to generate increased revenues under these contracts during the remaining three quarters, the contracts are likely to have a material adverse effect on our results of operations. However, in light of the uncertainty regarding future revenues, the amount of any future loss cannot be determined at this time.

     During the first three quarters of 2001, we have experienced a softer advertising environment due to slowing economic conditions. We expect this environment to continue into the fourth quarter and possibly into 2002. In response to the expected reduction in net revenues we have taken significant steps to cut costs not vital to programming and sales during the fourth quarter of 2001, including continued consolidation of our operations.

     Three Months ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Net Revenue. Net revenue increased 2.4% to $28.7 million for the three months ended September 30, 2001 from $28.0 million for three months ended September 30, 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. The increase was partially offset by lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to a format change during the fourth quarter of 2000. On a same station basis, net revenues decreased 9.6% to $23.4 million for the three months ended September 30, 2001 from $25.9 million for three months ended September 30, 2000.

     Station Operating Expenses. Station operating expenses increased 12.3% to $21.2 million for the three months ended September 30, 2001 from $18.8 million for three months ended September 30, 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. The increase was partially offset by lower station operating expenses at most of our radio stations in our response to the softer advertising environment. On a same station basis, station operating expenses decreased 2.0% to $16.7 million for the three months ended September 30, 2001 from $17.0 million for three months ended September 30, 2000.

     Broadcast Cash Flow. Broadcast cash flow decreased 17.9% to $7.6 million for the three months ended September 30, 2001 from $9.2 million for three months ended September 30, 2000. The decrease was primarily due to lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to a format change during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Las Vegas market during the first quarter of 2001. On a same station basis, broadcast cash flow decreased 24.3% to $6.7 million for the three months ended September 30, 2001 from $8.9 million for three months ended September 30, 2000.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 9.5% to $1.0 million for the three months ended September 30, 2001 from $0.9 million for three months ended September 30, 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001.

     Depreciation and Amortization. Depreciation and amortization increased 58.3% to $7.4 million for the three months ended September 30, 2001 from $4.7 million for three months ended September 30, 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001.

     Interest Expense. Interest expense increased 119.2% to $4.6 million for the three months ended September 30, 2001 from $2.1 million for three months ended September 30, 2000. The increase was primarily due to increased borrowings under our credit facility to finance the radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001 with draws from our credit facility.

     Net Income (Loss). Net loss for the three months ended September 30, 2001 was $11.5 million compared to net income of $0.8 million for three months ended September 30, 2000. The change was primarily due to the decrease in broadcast cash flow, the increase in depreciation and amortization and interest expense, a $7.0 million impairment loss on long-lived assets due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market and an additional $1.6 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 in 2001.

     Nine Months ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Net Revenue. Net revenue increased 8.8% to $84.8 million for the nine months ended September 30, 2001 from $77.9 million for nine months ended September 30, 2000. The increase was primarily due to our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets during the second quarter of 2000, in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. The increase was partially offset by lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to the format change during the fourth quarter of 2000. On a same station basis, net revenues decreased 3.7% to $70.0 million for the nine months ended September 30, 2001 from $72.7 million for nine months ended September 30, 2000.

     Station Operating Expenses. Station operating expenses increased 17.8% to $62.3 million for the nine months ended September 30, 2001 from $52.9 million for nine months ended September 30, 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. In addition, promotions budgets have been larger at most of our radio stations during the first two quarters of 2001 to help generate growth in net revenues. During the third quarter of 2001, the increases were partially offset by lower station operating expenses at most of our radio stations in our response to the continued softer advertising environment. On a same station basis, station operating expenses increased 3.2% to $49.2 million for the nine months ended September 30, 2001 from $47.7 million for nine months ended September 30, 2000.

     Broadcast Cash Flow. Broadcast cash flow decreased 10.2% to $22.5 million for the nine months ended September 30, 2001 from $25.0 million for nine months ended September 30, 2000. The decrease was primarily due to lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to a format change during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach markets during the second quarter of 2000, in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta market during the second quarter of 2001. On a same station basis, broadcast cash flow decreased 16.9% to $20.8 million for the nine months ended September 30, 2001 from $25.0 million for nine months ended September 30, 2000.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 18.4% to $3.5 million for the nine months ended September 30, 2001 from $3.0 million for nine months ended September 30, 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001. In addition, the increase is due to our operating as a public company for the entire first three quarters of 2001 as compared to a partial first three quarters in 2000.

     Depreciation and Amortization. Depreciation and amortization increased 59.3% to $20.6 million for the nine months ended September 30, 2001 from $12.9 million for nine months ended September 30, 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001.

     Interest Expense. Interest expense increased 87.2% to $12.4 million for the nine months ended September 30, 2001 from $6.6 million for nine months ended September 30, 2000. The increase was primarily due to increased borrowings under our credit facility to finance the radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach in the second quarter of 2000, in the Las Vegas and New Orleans markets in the first quarter of 2001 and in the Augusta, Georgia market in the second quarter of 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility.

     Net Loss. Net loss for the nine months ended September 30, 2001 was $18.2 million compared to a net loss of $27.6 million for nine months ended September 30, 2000. The change was primarily due the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization in 2000. In 2000, the net loss was also increased by the redemption of equity appreciation rights for $1.2 million. In 2001, the net loss was increased by a $7.0 million impairment loss on long-lived assets due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market, a $1.6 million loss on investment and a $4.5 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 and decreased by a $2.6 million gain on a previously written off related party receivable.

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

     As of September 30, 2001, we held $4.6 million in cash and cash equivalents and had $74.5 million in availability under our credit facility. We believe that the cash available from operations as well as the availability from our credit facility should be sufficient to permit us to meet our financial obligations for at least the next twelve months.

     Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $7.4 million and $8.6 million for the nine months ended September 30, 2000 and 2001, respectively. The change is primarily due to the $2.6 million gain on a previously written off related party receivable and the $3.8 million increase in non-cash working capital during the first nine months of 2001, partially offset by a decrease in broadcast cash flow totaling $2.5 million and additional interest expense associated with financing our radio station acquisitions totaling $5.8 million. In 2000, net cash provided by operating activities was decreased by the redemption of equity appreciation rights totaling $1.2 million and additional current income tax expense of $1.9 million.

     Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $27.2 million and $133.0 million for the nine months ended September 30, 2000 and 2001, respectively. The change is primarily due to the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $128.3 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market in 2000 for an aggregate $34.8 million. In addition, net cash used in investing activities was also increased in 2001 by payments totaling $2.5 million for a signal upgrade. Net cash used in 2000 was offset by the repayment of loans to the former S corporation stockholders and increased by repayment of notes receivable from related parties and stockholders.

     Net Cash Provided by (Used in) by Financing Activities. Net cash provided by financing activities was $20.1 million and $123.2 million for the nine months ended September 30, 2000 and 2001, respectively. The change is primarily due to financing the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $123.2 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach market in 2000 for an aggregate $34.8 million. In 2000, net cash was increased by the initial public offering proceeds, less associated costs, which were used to repay $58.5 million of the credit facility and all outstanding notes payable to related parties. In 2000, we also refinanced our credit facility with an outstanding balance of $102.2 million and paid loan fees totaling $2.9 million. In 2000, net cash was also decreased by distributions totaling $2.3 million to the former S corporation stockholders.

     Credit Facility. As of September 30, 2001, the maximum commitment under our credit facility was $300.0 million and the outstanding balance is $225.5 million. The credit facility consists of $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by our debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of September 30, 2001, the credit facility carried interest at an average rate of 6.625%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires us to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the company.

     As of September 30, 2001, the scheduled reductions of the maximum commitment of the credit facility for the next five fiscal years and thereafter are as follows:

                                                      Revolving                              Total Credit
                                                     Credit Loan          Term Loan            Facility
                                                   ----------------    -----------------    ----------------
           2002                                       $          -         $ 15,000,000        $ 15,000,000
           2003                                                  -           22,500,000          22,500,000
           2004                                         15,000,000           22,500,000          37,500,000
           2005                                         22,500,000           22,500,000          45,000,000
           Thereafter                                  112,500,000           67,500,000         180,000,000
                                                   ----------------    -----------------    ----------------
               Total                                  $150,000,000         $150,000,000        $300,000,000
                                                   ================    =================    ================

     We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three and nine months ended September 30, 2001, our unused commitment fee was approximately $71,000 and $256,000, respectively.

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

     In addition, the operating cash flow definition has been revised to disregard certain losses associated with the Florida Marlins sports contract until its expiration in the fourth quarter of 2001. As of September 30, 2001, we were in compliance with all applicable financial covenants.

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

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

     And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $12.1 million, and unamortized FCC licenses, which we expect to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $240.4 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $981,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Amortization expense related to FCC licenses was $12.1 million and $14.5 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of September 30, 2001, $225.5 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

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

     Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2000 and September 30, 2001, the notional amount upon maturity of these collar agreements is approximately $100.0 million and $115.0 million, respectively.

     As of September 30, 2001, our collar agreements are summarized in the following chart:

                                                                                           Estimated
                             Notional                                  Expiration             Fair
        Agreement             Amount        Floor        Cap              Date               Value
   --------------------    -------------    ---------    --------    ----------------    ---------------
   Interest rate           $20,000,000      6.69%         8%          May 2002             $   (528,000)
   collar
   Interest rate           $20,000,000      5.45%       7.5%          November 2002            (635,000)
   collar
   Interest rate           $20,000,000      5.75%      7.35%          November 2002            (700,000)
   collar
   Interest rate           $55,000,000      4.95%         7%          October 2003           (2,534,000)
   collar
                                                                                         ---------------
                                                                                           $ (4,397,000)
                                                                                         ===============

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

  Exhibit
  Number     Description
  -----      -----------
    2.1      Agreement of purchase and sale of assets by and among Beasley FM
             Acquisition Corp., Beasley Broadcasting of Nevada, LLC, KJUL
             License, LLC, Wilks Broadcasting, LLC and Wilks License Co., LLC, dated as of October 31, 2001.

   10.1 First amendment to credit agreement between Beasley Mezzanine Holdings, LLC and Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated August 14, 2001.

   10.2 Time brokerage agreement by and among Beasley Broadcasting of Nevada, LLC, KJUL License, LLC and Wilks Broadcasting, LLC, dated as of October 31, 2001.

   99.1 Press release for sale of WRNO-FM and KMEZ-FM in New Orleans, Louisiana.

----------

(b) No reports on Form 8-K were filed during the three month period ended September 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2001                BEASLEY BROADCAST GROUP, INC.


                                           /s/ George G. Beasley
                                       ------------------------------------
                                       Name:   George G. Beasley
                                       Title:  Chairman of the Board and Chief
                                                Executive Officer

Date:  November 9, 2001
                                           /s/ Caroline Beasley
                                       ------------------------------------
                                       Name:   Caroline Beasley
                                       Title:  Vice President, Chief Financial
                                                Officer, Secretary, Treasurer
                                                and Director