Form 10-K
period 2001-12-31
BEASLEY BROADCAST GROUP INC
filed 2002-03-27
CIK 1099160

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ____________________

                       Commission File Number:  0-29253

                               -----------------

                         BEASLEY BROADCAST GROUP, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 65-0960915
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation of
                    organization)

                         3033 Riviera Drive, Suite 200
                             Naples, Florida 34103
             (Address of principal executive offices and Zip Code)

                                (239) 263-5000
             (Registrant's telephone number, including area code)


          Securities Registered pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.001 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 22, 2002, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $111,318,407 based on the closing price on The Nasdaq Stock Market's National Market on such date.

Class A Common Stock, $.001 par value 7,252,068 Shares Outstanding as of March
                                   22, 2002
Class B Common Stock, $.001 par value 17,021,373 Shares Outstanding as of March
                                   22, 2002

================================================================================

                         BEASLEY BROADCAST GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                    FOR THE PERIOD ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                   Part I--Financial Information
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................  18
Item 3.  Legal Proceedings....................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders..................................  18

                                      Part II--Other Information
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  19
Item 6.  Selected Financial Data..............................................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  31
Item 8.  Financial Statements and Supplementary Data..........................................  33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  56

                                               Part III
Item 10. Directors and Executive Officers of the Registrant...................................  56
Item 11. Executive Compensation...............................................................  56
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  56
Item 13. Certain Relationships and Related Transactions.......................................  56

                                                Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  57
Signatures....................................................................................  59

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

                                    PART I

ITEM 1.  BUSINESS

Overview

   We were founded in 1961 and are the 17th largest radio broadcasting company in the United States based on 2000 gross revenues. After giving effect to the dispositions in New Orleans completed on March 20, 2002, we own and operate 42 stations, 26 FM and 16 AM. Our stations are located in eleven large and mid-sized markets primarily located in the eastern United States. Seventeen of these stations are located in seven of the nation's top fifty radio markets:
Atlanta, Boston, Philadelphia, Miami-Ft. Lauderdale, Las Vegas, New Orleans and West Palm Beach-Boca Raton. Our station groups rank as the largest cluster, based on gross revenues, in four of our eleven markets and the third largest cluster in one market. Collectively, our radio stations reach approximately 3.4 million people on a weekly basis. For the year ended December 31, 2001, after giving effect to acquisitions completed during the period, as well as the dispositions in New Orleans completed on March 20, 2002, as if these acquisitions and dispositions had been completed as of January 1, 2001, we would have had net revenues of $112.0 million, broadcast cash flow of $31.4 million and a net loss of $14.0 million.

   We seek to maximize revenues and broadcast cash flow by acquiring and operating clusters of stations in high-growth large and mid-sized markets located primarily in the eastern United States. Our radio stations program a variety of formats, including rock, country, contemporary hit radio and talk, which target the demographic groups in each market that we consider the most attractive to our advertisers.

   We are led by our Chairman and Chief Executive Officer, George G. Beasley, who has 41 years of experience in the radio broadcasting industry. Under Mr. Beasley's guidance, excluding the stations that we currently own, we have acquired and disposed of a total of 54 radio stations, including stations in Los Angeles, Chicago, New Orleans, Orlando and Cleveland. We acquired these 54 stations for an aggregate acquisition price of approximately $199.0 million and the total consideration that we received upon disposition was approximately $369.1 million. Mr. Beasley is supported by a management team with an average of 24 years of experience in the radio broadcasting industry. Mr. Beasley and our management team have established a track record of acquiring and operating a substantial portfolio of well run radio stations and, in several instances, have demonstrated the ability to reposition and turn around under-performing stations. We believe that we are well positioned to continue to realize cash flow growth from our existing stations and to acquire and operate new radio stations in both existing and new markets with positive demographic trends and growth characteristics.

Recent Events

   On October 31, 2001, we entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for approximately $23.0 million, subject to certain adjustments. In connection with the definitive agreement, we entered into a time brokerage agreement, which allowed Wilks Broadcasting to operate WRNO-FM and KMEZ-FM, beginning November 1, 2001 in exchange for a monthly fee and reimbursement of certain expenses. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore we recorded an impairment loss on long-lived assets of $7.0 million during the third quarter of 2001. In connection with the pending sale of WRNO-FM and KMEZ-FM, we recorded employee and contract termination expenses of $0.9 million during the fourth quarter of 2001.

   On March 20, 2002, we terminated the time brokerage agreement and completed the sale of WRNO-FM and KMEZ-FM to Wilks Broadcasting LLC. As consideration for the sale of these two stations we received $23.0 million, subject to certain adjustments, including $19.65 million in cash and $3.35 million in the form of a note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. We used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under our credit facility.

   On March 20, 2002, we entered into an amendment to our credit agreement that revised certain financial covenants and the maximum commitment under our credit facility. The maximum commitment under our revolving credit loan was reduced by $30.5 million and the outstanding balance and maximum commitment of our term loans were reduced by $19.5 million as a result of the application of the net cash proceeds from the sale of WRNO-FM and KMEZ-FM in the New Orleans market on March 20, 2002.

Operating Strategy

   The principal components of our operating strategy are to:

  . Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple stations in each of our markets. Our station groups rank among the three largest clusters, based on gross revenues, in five of our eleven markets. We operate our stations in clusters to capture a variety of demographic listener groups, which enhances our stations' appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional stations in existing clusters position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired stations.

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

  . Establish Strong Local Brand Identity. Our stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the stations' local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally recognized on-air personalities and local sports programming at a number of our stations. For example, we broadcast nationally-syndicated shows such as "Howard Stern" and "Lex and Terry", and we are the flagship station for the Florida Marlins 2001 season and for the Miami Dolphins, Florida Panthers and Miami Hurricanes 2001-2002 seasons on our sports station in the Miami-Ft. Lauderdale market.

  . Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives. We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our stations have an experienced and stable sales force with an average of four years experience with Beasley Broadcast Group. In addition, we provide our sales force with extensive training, competitive compensation and performance-based incentives. Our stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

  . Hire, Develop and Motivate Strong Local Management Teams. Our station general managers have been with Beasley Broadcast Group for an average of approximately nine years, and a substantial majority operate under employment contracts. We believe that broadcasting is primarily a locally-based business and much of its success is based on the efforts of local management teams. We believe that our station managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees. In addition, we provide employees with opportunities for personal growth and advancement through extensive training, seminars and other educational initiatives.

  . Enhance Broadcast Cash Flow of Underutilized AM Stations. We seek to selectively acquire and enhance the performance of major-market AM stations serving niche markets. To enhance broadcast cash flows at these radio stations, we sell blocks of time to providers of financial, ethnic, religious and other specialty formats.

Acquisition Strategy

   Our acquisition strategy, which will focus on stations located in the 100 largest radio markets, is to:

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

Station Portfolio

   Our stations are clustered in demographically attractive and growing markets located mostly in the eastern United States. The following table sets forth information about our portfolio and the markets where we operate. The column entitled Beasley Stations in the table excludes two FM radio stations in New Orleans that were sold on March 20, 2002.

                                                                                   2001 Beasley
                                                                          Beasley     Market
                                                                          Stations   Revenue
                                                                          --------   -------
                                   2001       1996-2000
                               Radio Market  Radio Market       2001
                                 Revenue    Average Annual  Radio Market
Market                             Rank     Revenue Growth Revenue Growth  FM  AM  Share   Rank
------                             ----     -------------- -------------- --   --  -----   ----
Boston, MA....................       7           15.1%            --%     --    1    --%    --
Atlanta, GA...................       8           16.8             --      --    2    --     --
Philadelphia, PA..............      10           10.2           (9.4)      2    2   5.3      6
Miami-Ft. Lauderdale, FL......      12           11.0           (4.7)      2    3  17.6      3
Las Vegas, NV.................      37           16.1            0.7       3   --  12.6      4
New Orleans, LA...............      40            9.3             --      --    1    --     --
West Palm Beach-Boca Raton, FL      45           11.6             --      --    1    --     --
Ft. Myers-Naples, FL..........      69           10.2            2.5       4    1  30.7      1
Greenville-New Bern-
  Jacksonville, NC............      90           10.5           (9.6)      5    1  55.0      1
Fayetteville, NC..............      96           12.4           (4.3)      4    2  64.9      1
Augusta, GA...................     118            3.7           (1.8)      6    2  44.9      1
                                                                           --  --
       Total..................                                            26   16

   For our station portfolio, we derived:

  .  the 2001 radio market revenue rank from BIA Research, Inc.

  . the 1996-2000 radio market average annual revenue growth from Duncan's Radio Market Guide (2001 ed.).

  . the 2001 radio market revenue growth from Miller, Kaplan, Arase & Co. (December 2001 ed.). Reports for the Boston, Atlanta, New Orleans and West Palm Beach-Boca Raton markets were not available to us.

  . our audience share and audience rank in target demographic data from surveys of persons, listening Monday through Sunday, 6 a.m. to 12 midnight, in the indicated demographic, as set forth in the Fall 2001 radio market reports published by The Arbitron Ratings Company.

  . our 2001 cluster market revenue rank and 2001 cluster market revenue share data from Miller, Kaplan, Arase & Co. (December 2001 ed.). Reports for the Boston, Atlanta, New Orleans and West Palm Beach-Boca Raton markets were not available to us.

  . the viable station data for each market from Duncan's Radio Market Guide (2001 ed.). Duncan's defines viable stations as stations that are active and viable competitors for advertising dollars in a market.

   Our radio station and market data reflects the completion of our dispositions in New Orleans on March 20, 2002. Further information about our radio stations on a market-by-market basis follows.

                                  BOSTON, MA
                       2001 Radio Market Revenue Rank: 7

                                              Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired  Format  Demographic Target Demographic Target Demographic
-------------------- -------------  ------  ----------- ------------------ ------------------
      WRCA-AM            2000      Hispanic    25-54            --                 --

  Market Overview

   Boston is the seventh largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Boston market have grown from approximately $194.0 million in 1996 to approximately

$345.3 million in 2000 at an average annual rate of 15.1%. In 2000, there were 20 viable stations in the Boston market.

                                  ATLANTA, GA
                       2001 Radio Market Revenue Rank: 8

                                               Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired  Format   Demographic Target Demographic Target Demographic
-------------------- -------------  ------   ----------- ------------------ ------------------
      WAEC-AM            2000      Religious    35-64            --                 --
      WWWE-AM            2000      Hispanic     35-64            --                 --

  Market Overview

   Atlanta is the eighth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Atlanta market have grown from approximately $194.0 million in 1996 to approximately $369.0 million in 2000 at an average annual rate of 16.8%. In 2000, there were 20 viable stations in the Atlanta market.

                               PHILADELPHIA, PA
                      2001 Radio Market Revenue Rank: 10
                    2001 Cluster Market Revenue Share: 5.3%
                      2001 Cluster Market Revenue Rank: 6

                                               Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired  Format   Demographic Target Demographic Target Demographic
-------------------- -------------  ------   ----------- ------------------ ------------------
      WXTU-FM            1983       Country       25-54         3.2%               12
      WPTP-FM            1997      All 80's       25-54         2.8                13t
      WWDB-AM            1986      Financial  35-64 men          --                --
      WTMR-AM            1998      Religious      35-64          --                --

--------
t  Tied for audience rank.

  Market Overview

   Philadelphia is the tenth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Philadelphia market have grown from approximately $204.3 million in 1996 to approximately $312.5 million in 2000 at an average annual rate of 10.2%. Radio market revenue decreased 9.4% in 2001, as compared to 2000. In 2000, there were 21.5 viable stations in the Philadelphia market.

                           MIAMI-FT. LAUDERDALE, FL
                      2001 Radio Market Revenue Rank: 12
                       2001 Cluster Market Share: 17.6%
                      2001 Cluster Market Revenue Rank: 3

                                                      Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired      Format      Demographic Target Demographic Target Demographic
-------------------- -------------      ------      ----------- ------------------ ------------------
      WPOW-FM            1986         Dance CHR          18-34         12.5%               2
      WQAM-AM            1996        Sports/Talk     25-54 men          6.0                3
      WKIS-FM            1996          Country           25-54          2.6               17t
      WWNN-AM            2000           Health             35+           --               --
      WHSR-AM            2000      Foreign Language      25-54           --               --

--------
t  Tied for audience rank.

  Market Overview

   Miami-Ft. Lauderdale is the twelfth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Miami-Ft. Lauderdale market have grown from approximately $174.5 million in 1996 to approximately $260.3 million in 2000 at an average annual rate of 11.0%. Radio market revenue decreased 4.7% in 2001, as compared to 2000. In 2000, there were 25 viable stations in the Miami-Ft. Lauderdale market.

                                 LAS VEGAS, NV
                      2001 Radio Market Revenue Rank: 37
                       2001 Cluster Market Share: 12.6%
                      2001 Cluster Market Revenue Rank: 4

                                                     Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired     Format      Demographic Target Demographic Target Demographic
-------------------- -------------     ------      ----------- ------------------ ------------------
      KJUL-FM            2001      Adult Standards      35-64         7.4%                3t
      KSTJ-FM            2001         All 80's          25-54         5.8                 5t
      KKLZ-FM            2001       Classic Rock    25-54 men         5.3                 7

--------
t  Tied for audience rank.

  Market Overview

   Las Vegas is the thirty-seventh largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Las Vegas market have grown from approximately $44.7 million in 1996 to approximately $80.0 million in 2000 at an average annual rate of 16.1%. Radio market revenue increased 0.7% in 2001, as compared to 2000. In 2000, there were 19.5 viable stations in the Las Vegas market.

                                NEW ORLEANS, LA
                      2001 Radio Market Revenue Rank: 40

                                            Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired Format Demographic Target Demographic Target Demographic
-------------------- ------------- ------ ----------- ------------------ ------------------
      WBYU-AM            2001      Health     35+             --                 --

  Market Overview

   New Orleans is the fortieth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the New Orleans market have grown from approximately $46.5 million in 1996 to approximately $64.8 million in 2000 at an average annual rate of 9.3%. In 2000, there were 16.5 viable stations in the New Orleans market.

                        WEST PALM BEACH-BOCA RATON, FL
                      2001 Radio Market Revenue Rank: 45

                                               Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired  Format   Demographic Target Demographic Target Demographic
-------------------- -------------  ------   ----------- ------------------ ------------------
      WSBR-AM            2000      Financial  35-64 men          --                 --

  Market Overview

   West Palm Beach-Boca Raton is the forty-fifth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the West Palm Beach-Boca Raton market have grown from approximately $35.3 million in 1996 to approximately $58.0 million in 2000 at an average annual rate of 11.6%. In 2000, there were 15 viable stations in the West Palm Beach-Boca Raton market.

                             FT. MYERS-NAPLES, FL
                      2001 Radio Market Revenue Rank: 69
                   2001 Cluster Market Revenue Share: 30.7%
                      2001 Cluster Market Revenue Rank: 1

                                                      Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired      Format      Demographic Target Demographic Target Demographic
-------------------- -------------      ------      ----------- ------------------ ------------------
      WRXK-FM            1986        Classic Rock     25-54 men        10.4%               1
      WXKB-FM            1995         Adult CHR     18-49 women         8.7                2
      WJBX-FM            1998      Alternative Rock   18-34 men         9.0                3
      WJPT-FM            1998      Adult Standards        35-64         2.0               15
      WWCN-AM            1987        Sports/Talk      25-54 men         1.2               17t

--------
t  Tied for audience rank.

  Market Overview

   Ft. Myers-Naples is the sixty-ninth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Ft. Myers-Naples market have grown from approximately $20.3 million in 1996 to approximately $30.4 million in 2000 at an average annual rate of 10.2%. Radio market revenue increased 2.5% in 2001, as compared to 2000. In 2000, there were 19 viable stations in the Ft. Myers-Naples market.

                     GREENVILLE-NEW BERN-JACKSONVILLE, NC
                      2001 Radio Market Revenue Rank: 90
                   2001 Cluster Market Revenue Share: 55.0%
                      2001 Cluster Market Revenue Rank: 1

                                                        Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired       Format       Demographic Target Demographic Target Demographic
-------------------- -------------       ------       ----------- ------------------ ------------------
      WIKS-FM            1996            Urban              25-54        12.3%                2
      WXNR-FM            1996       Alternative Rock    18-34 men        11.5                 3
      WNCT-FM            1996            Oldies             35-64         7.9                 3
      WSFL-FM            1991         Classic Rock      25-54 men         7.7                 3
      WMGV-FM            1996      Adult Contemporary 25-54 women         7.4                 3
      WNCT-AM            1996           Hispanic            25-54          --                --

  Market Overview

   Greenville-New Bern-Jacksonville is the ninetieth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Greenville-New Bern-Jacksonville market have grown from approximately $17.3 million in 1996 to approximately $24.0 million in 2000 at an average annual rate of 10.5%. Radio market revenue decreased 9.6% in 2001, as compared to 2000. In 2000, there were 12 viable stations in the Greenville-New Bern-Jacksonville market.

                               FAYETTEVILLE, NC
                      2001 Radio Market Revenue Rank: 96
                   2001 Cluster Market Revenue Share: 64.9%
                      2001 Cluster Market Revenue Rank: 1

                                                  Target    Audience Share in   Audience Rank in
Station Call Letters Year Acquired    Format    Demographic Target Demographic Target Demographic
-------------------- -------------    ------    ----------- ------------------ ------------------
      WZFX-FM            1997         Urban        18-49           16.6%                1
      WKML-FM            1983        Country       25-54           11.2                 2
      WFLB-FM            1996         Oldies       35-64            6.7                 3
      WUKS-FM            1997      Urban/Adult     25-54            6.7                 4t
                                   Contemporary
      WAZZ-AM            1997       Nostalgia        55+            5.4                 6t
      WYRU-AM            1997       Religious      35-64            1.0                24t

--------
t  Tied for audience rank.

  Market Overview

   Fayetteville is the ninety-sixth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Fayetteville market have grown from approximately $12.6 million in 1996 to approximately $20.2 million in 2000 at an average annual rate of 12.4%. Radio market revenue decreased 4.3% in 2001, as compared to 2000. In 2000, there were 9 viable stations in the Fayetteville market.

                                  AUGUSTA, GA
                      2001 Radio Market Revenue Rank: 118
                   2001 Cluster Market Revenue Share: 44.9%
                      2001 Cluster Market Revenue Rank: 1

                                                                         Audience Share in   Audience Rank in
Station Call Letters Year Acquired       Format       Target Demographic Target Demographic Target Demographic
-------------------- ------------- ------------------ ------------------ ------------------ ------------------
      WCHZ-FM            1997      Alternative Rock        18-34 men            14.7                 1
      WAJY-FM            1994      Nostalgia                     55+             9.2                 3
      WGAC-AM            1993      News/Talk/Sports            35-64             7.2                 4
      WSLT-FM            2001      Adult Contemporary    25-54 women             7.1                 4t
      WGOR-FM            1992      Oldies                      35-64             4.3                 7t
      WKXC-FM            2001      Country                     25-54             5.2                 8
      WRDW-AM            2000      Sports/Talk             25-54 men             1.8                16t
      WRFN-FM            2000      Sports/Talk             25-54 men              --                --

--------
t  Tied for audience rank.

  Market Overview

   Augusta is the one hundred eighteenth largest radio market in the United States based on 2001 radio market revenue. Radio market revenues in the Augusta market have grown from approximately $14.5 million in 1996 to approximately $16.6 million in 2000 at an average annual rate of 3.7%. Radio market revenue decreased 1.8% in 2001, as compared to 2000. In 2000, there were 13.5 viable stations in the Augusta market.

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

   Radio station operators are subject to the possibility of another station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor were to attempt to compete in either of these fashions, the broadcast cash flow of our affected station could decrease due to increased promotional and other expenses and/or lower advertising revenues. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

   Our stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as:

  . satellite delivered digital audio radio service, which provides subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

  . audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

  . in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

  . low power FM radio, which will result in additional FM radio broadcast outlets that are designed to serve localized areas.

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

   The FCC has adopted licensing and operating rules for satellite delivered audio and in April 1997 awarded two licenses for this service. Satellite delivered audio may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/ or national audiences. XM Satellite Radio launched its commercial service on September 25, 2001 and Sirius Satellite Radio began the launch of it's service on February 14, 2002. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for their existing AM band. Upon the completion of the migration process, it is expected that some AM stations will have improved coverage because of reduced interference. We have not evaluated the impact of the migration process on our business but do not believe that such impact will be material.

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

   The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC has adopted a rule that subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

   The following table sets forth the metropolitan market served, call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we own following the sale of two FM radio stations in New Orleans, which was completed on March 20, 2002. In many cases, our licenses are held by wholly-owned subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station's coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

                                                                 Expiration
                            FCC                  Power in        Date of FCC
   Market           Station Class Frequency      Kilowatts         License
   ------           ------- ----- --------- -------------------- -----------
   Boston, MA...... WRCA-AM   B   1330 kHz          5 kW         04/01/2006
   Atlanta, GA..... WAEC-AM   B    860 kHz  5 kW day/.5 kW night 04/01/2004
                    WWWE-AM   D   1100 kHz        5 kW day       04/01/2004
   Philadelphia, PA WXTU-FM   B   92.5 MHz        15.5 kW        08/01/2006
                    WPTP-FM   B   96.5 MHz        17.0 kW        08/01/2006
                    WTMR-AM   B    800 kHz  5 kW day/.5 kW night 06/01/2006
                    WWDB-AM   D    860 kHz       10 kW day       08/01/2006

                                                                               Expiration
                                       FCC                    Power in         Date of FCC
Market                         Station Class Frequency        Kilowatts          License
------                         ------- ----- --------- ----------------------- -----------
Miami-Ft. Lauderdale, FL...... WQAM-AM  B      560 kHz   5 kW day/1 kW night   02/01/2004
                               WPOW-FM  C     96.5 MHz         100 kW          02/01/2004
                               WKIS-FM  C     99.9 MHz         100 kW          02/01/2004
                               WWNN-AM  B     1470 kHz 50 kW day/2.5 kW night  02/01/2004
                               WHSR-AM  B      980 kHz   5 kW day/1 kW night   02/01/2004
Las Vegas, NV................. KKLZ-FM  C     96.3 MHz         100 kW          10/01/2005
                               KJUL-FM  C    104.3 MHz         24.5 kW         10/01/2005
                               KSTJ-FM  C    102.7 MHz         100 kW          10/01/2005
New Orleans, LA............... WBYU-AM  C     1450 kHz          1 kW           06/01/2004
West Palm Beach-Boca Raton, FL WSBR-AM  B      740 kHz 2.5 kW day/.94 kW night 02/01/2004
Ft. Myers-Naples, FL.......... WXKB-FM  C    103.9 MHz         100 kW          02/01/2004
                               WRXK-FM  C     96.1 MHz         100 kW          02/01/2004
                               WJBX-FM  C2    99.3 MHz          45 kW          02/01/2004
                               WJPT-FM  C2   106.3 MHz          50 kW          02/01/2004
                               WWCN-AM  B      770 kHz  10 kW day/1 kW night   02/01/2004
Greenville-New Bern-
  Jacksonsville, NC........... WSFL-FM  C1   106.5 MHz         100 kW          12/01/2003
                               WIKS-FM  C1   101.9 MHz         100 kW          12/01/2003
                               WNCT-AM  B     1070 kHz     10 kW day/night     12/01/2003
                               WNCT-FM  C    107.9 MHz         100 kW          12/01/2003
                               WXNR-FM  C2    99.5 MHz         16.5 kW         12/01/2003
                               WMGV-FM  C1   103.3 MHz         100 kW          12/01/2003
Fayetteville, NC.............. WZFX-FM  C1    99.1 MHz         100 kW          12/01/2003
                               WKML-FM  C     95.7 MHz         100 kW          12/01/2003
                               WFLB-FM  C     96.5 MHz         100 kW          12/01/2003
                               WUKS-FM  C3   107.7 MHz         5.2 kW          12/01/2003
                               WAZZ-AM  C     1490 kHz     1 kW day/night      12/01/2003
                               WYRU-AM  B     1160 kHz  5 kW day/.25 kW night  12/01/2003
Augusta, GA................... WGAC-AM  B      580 kHz   5 kW day/1 kW night   04/01/2004
                               WGOR-FM  C3    93.9 MHz          13 kW          04/01/2004
                               WCHZ-FM  C3    95.1 MHz         5.7 kW          04/01/2004
                               WAJY-FM  A    102.7 MHz          6 kW           12/01/2003
                               WRFN-FM  A     93.1 MHz         4.1 kW          04/01/2004
                               WRDW-AM  B     1480 kHz     5 kW day/night      04/01/2004
                               WKXC-FM  C2    99.5 MHz          24 kW          12/01/2003
                               WSLT-FM  A     98.3 MHz         2.8 kW          12/01/2003
                               WTEL-AM  B     1630 kHz  10 kW day/1 kW night   04/01/2004

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

   The FCC is also considering proposing a policy that would give special review to a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market. In connection with this, the FCC has invited comment on the impact of concentration in public notices concerning proposed transactions, and has delayed or refused its consent in some cases because of revenue concentration. On November 8, 2001, the FCC issued a notice of proposed rulemaking regarding its rules and policies on ownership and operation of multiple local radio stations and set specific deadlines to expedite the resolution of pending applications. The FCC indicated that it was undertaking a comprehensive examination of its local radio ownership rules and policies in order to develop a framework that will be more responsive to current marketplace realities while continuing to address its public interest concern of promoting diversity and competition. Pending a decision on the proposed rule making proceeding, the FCC has adopted interim rules to review applications. Under the interim rules, the FCC will continue to examine the potential competitive effects of proposed radio station combinations and will continue to rely on a 50/70 screen to identify applications that may raise competitive concerns. Under this screen, an application that proposes a radio station combination that would provide one station group with 50%, or two station groups with 70%, of the radio advertising revenue share of the relevant market will be flagged by the FCC. The FCC will presume that an application that falls below the screen will not raise competition concerns. Conversely, it plans to invite public comment on applications proposing combinations that fall above the screen and intends to carefully consider the potential competitive impact of such proposals before acting upon them. The Notice also set processing targets for such applications. As to applications that have been pending for over one year, the FCC stated that its staff would make a recommendation on the applications within 90 days of the adoption of the Notice. For all other pending applications, the Commission staff is to issue recommendations within six months of the adoption date.

   The FCC has revised its radio/television cross-ownership rule to allow for greater common ownership of television and radio stations. The revised radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

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

   The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation's voting stock. The FCC temporarily revoked the single majority shareholder exemption that provided that the interest of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation's voting stock. However, the FCC grandfathered as non-attributable those minority stock interests that were held as of the date of the revocation. On December 3, 2001, the FCC reinstated the single majority shareholder exemption for all transactions after the order.

   The FCC also has a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

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

   On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. These rules were suspended at the beginning of 2001 in response to a January 16, 2001 decision of the Court of Appeals for the District of Columbia that vacated the rules. On December 13, 2001, the FCC sought comments on the new proposed EEO rules. The proposed rules require broadcasters to widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job. The proposed rules require sending job vacancy announcements to recruitment organizations and selecting from a menu of non-vacancy specific outreach approaches such as job fairs, internship programs, and interaction with educational and community groups. Also, broadcasters must file an annual EEO report with the FCC detailing their outreach efforts. Broadcasters with ten or more full-time employees must file a statement with the FCC certifying compliance with the EEO rules in the fourth year of the license term. Broadcaster also must file employment information with the FCC annually for statistical purpose. Until the FCC has issued final rules, the impact of the pending EEO rules are unclear.

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

   On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. In April 2001, the FCC adopted third adjacent channel interference protection standard and prohibited any applicant from obtaining a low power FM station license if the applicant has previously engaged in unlicensed operations of a station. The FCC has accepted applications for new low power FM stations and issued some authorizations.

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

Employees

   On December 31, 2001, we had a staff of 519 full-time employees and 150 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to some employees at WXTU-FM in Philadelphia. The collective bargaining agreement expired on March 31, 2000; however we continue to operate under similar provisions as we renegotiate the agreement. We believe that our relations with our employees are good.

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

ITEM 2.  PROPERTIES

   The types of facilities required to support each of our radio stations include offices, studios and transmitter and antenna sites. We typically lease our office and studio broadcasting space with lease terms from three to ten years, although we do own some of our facilities. Our principal executive offices are located at 3033 Riviera Drive, Suite 200, Naples, Florida 34103. We lease that building from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. We currently have a month to month lease and pay approximately $7,400 per month. We lease the majority of our towers from Beasley Family Towers, Inc., which is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The transmitter and antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license.

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

   On December 29, 1998, we filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On May 22, 1999, the Marlins countersued for breach of contract. On January 14, 2000, the court dismissed the Marlins' motion for summary judgment. On January 10, 2001, we settled both lawsuits with the other parties with no material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Beasley Broadcast Group, Inc. has two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value, and Class B common stock, $.001 par value. Our Class A common stock trades on Nasdaq's National Market System under the symbol "BBGI". There is no established public trading market for our Class B common stock. Quarterly high and low prices of our Class A common stock are shown below:

                    Fiscal 2001               High     Low
                    -----------              ------- -------
                       First Quarter........ $15.625 $ 9.250
                       Second Quarter.......  17.000  12.750
                       Third Quarter........  16.250  10.250
                       Fourth Quarter.......  13.900   8.720

                    Fiscal 2000
                    -----------
                       February 11-March 31. $14.125 $ 9.250
                       Second Quarter.......  14.750   7.750
                       Third Quarter........  15.813   9.688
                       Fourth Quarter.......   9.953   7.563

   As of March 22, 2002, the number of holders of our Class A common stock was approximately 725. As of March 22, 2002, the number of holders of our Class B common stock was nine.

   We did not pay any dividends in the year 2000 or 2001 and do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

   We have derived the selected financial data shown below as of and for the years ended December 31, 1997 and 1998 and as of December 31, 1999 from our audited combined financial statements, which are not included in this report. We have derived the selected financial data shown below for the year ended December 31, 1999 from our audited combined financial statements included elsewhere in this report. We have derived the selected financial data shown below as of and for the years ended December 31, 2000 and 2001 from our audited consolidated financial statements included elsewhere in this report.

   As you review the information contained in the following table and throughout this report, you should note the following:

  . From January 1, 1997 to February 10, 2000, we operated as a series of partnerships and subchapter S corporations under the Internal Revenue Code. Accordingly, we were not liable for federal and some state and local corporate income taxes, as we would have been if we had been treated as a subchapter C corporation. During these periods, our stockholders included our taxable income or loss in their federal and applicable state and local income tax returns. The pro forma amounts shown in the table reflect provisions for federal, state and local income taxes, applied to income
     (loss) before pro forma income taxes, as if we had been taxed as a subchapter C corporation. On February 11, 2000, our subchapter S status terminated.

  . For purposes of our historical financial statements, the term pro forma refers to the adjustments necessary to reflect our status as a subchapter C corporation for income tax purposes rather than a series of subchapter S corporations and partnerships, distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group, Inc. prior to the reorganization, the distribution of untaxed retained income and subsequent re-contribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting.

  . Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, format change expenses, employee and contract termination expenses, depreciation and amortization, and impairment loss on long-lived assets.

  . Broadcast cash flow margin represents broadcast cash flow as a percentage of net revenues.

  . EBITDA consists of broadcast cash flow minus corporate general and administrative expenses.

  . After-tax cash flow consists of net income (loss) minus gains on sales of radio stations and cumulative effect of accounting change plus the following: depreciation and amortization, deferred income tax expense (or minus deferred income tax benefit), nonrecurring items and other non-cash charges.

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

   The comparability of the historical financial information reflected below has been significantly affected by acquisitions and dispositions. You should read the selected financial data together with "Management Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and the related notes included elsewhere in this report.

                                                                                Year ended December 31,
                                                        -----------------------------------------------------------------------
                                                            1997              1998          1999          2000         2001
                                                         -----------       -----------   -----------  -----------  -----------
                                                        (in thousands except per share data, shares outstanding and margin data
Operating Data:
Net revenues........................................... $    73,704       $    81,433   $    93,621   $   106,154  $   115,205
Operating expenses:....................................
   Radio station operating expenses....................      55,247            61,692        66,661        71,725       82,895
   Corporate general and administrative................       2,055             2,498         2,764         3,992        4,684
   Equity appreciation rights..........................          --                --           606         1,174           --
   Format change expenses..............................          --                --            --         1,545           --
   Employee and contract termination expenses..........          --                --            --            --        1,528
   Depreciation and amortization.......................      14,174            16,096        16,410        17,409       27,554
   Impairment loss on long-lived assets................       4,124                --            --            --        7,000
                                                         -----------       -----------   -----------  -----------  -----------
     Total operating expenses..........................      75,600            80,286        86,441        95,845      123,661
        Operating income (loss)........................      (1,896)            1,147         7,180        10,309       (8,456)
Other income (expense):
   Interest expense....................................     (13,606)          (13,602)      (14,008)       (8,813)     (16,652)
   Loss on investment..................................          --                --            --        (2,400)      (1,585)
   Loss on decrease in fair value of derivative
    financial instruments..............................          --                --            --            --       (4,696)
   Other non-operating income (expense)................          54              (160)          776           304        2,367
   Gain on sale of radio stations......................      82,067             4,028            --            --           --
                                                         -----------       -----------   -----------  -----------  -----------
     Total other income (expense)......................      68,515            (9,734)      (13,232)      (10,909)     (20,566)
        Income (loss) before income taxes..............      66,619            (8,587)       (6,052)         (600)     (29,022)
Current income tax expense.............................          --                --            --         3,598       (1,847)
Deferred income tax expense............................          --                --            --        25,400       (5,377)
                                                         -----------       -----------   -----------  -----------  -----------
        Income (loss) before cumulative effect
          of accounting change.........................      66,619            (8,587)       (6,052)      (29,598)     (21,798)
Cumulative effect of accounting change.................          --                --            --            --           41
                                                         -----------       -----------   -----------  -----------  -----------
        Net income (loss).............................. $    66,619       $    (8,587)  $    (6,052)  $   (29,598) $   (21,757)
                                                         ===========       ===========   ===========  ===========  ===========
Pro-forma current income tax expense (benefit).........       7,054            (5,010)          692           N/A          N/A
Pro-forma deferred income tax expense (benefit)........      18,741             1,760        (2,896)          N/A          N/A
                                                         -----------       -----------   -----------  -----------  -----------
Pro-forma net income (loss)............................ $    40,824       $    (5,337)  $    (3,848)          N/A          N/A
                                                         ===========       ===========   ===========  ===========  ===========
Basic and diluted net loss per share...................          --                --            --         (1.26)       (0.90)
Pro forma basic and diluted net income (loss) per
 share.................................................        2.34             (0.31)        (0.22)           --           --
Weighted average common shares outstanding--basic......  17,423,441        17,423,441    17,423,441    23,506,091   24,273,441
Weighted average common shares
 outstanding--diluted..................................  17,423,441        17,423,441    17,423,441    23,519,406   24,303,019
Other Data:
Broadcast cash flow.................................... $    18,457       $    19,741   $    26,960   $    34,429  $    32,310
Broadcast cash flow margin.............................         25 %              24 %          29 %          32 %         28 %
EBITDA................................................. $    16,402       $    17,243   $    24,196   $    30,438  $    27,626
After tax cash flow....................................          --                --            --        18,473       14,033
Pro-forma after tax cash flow..........................      (4,204)            8,491        10,379            --           --
Cash provided by (used in):............................
   Operating activities................................ $     1,586       $     4,921   $     7,195   $     7,705  $     9,360
   Investing activities................................      18,871           (12,527)       (2,760)      (29,057)    (133,346)
   Financing activities................................     (17,052)            4,689        (2,192)       20,092      123,242

                                                  As of December 31,
                                     ---------------------------------------------
                                       1997     1998     1999      2000     2001
                                     -------- -------- --------  -------- --------
                                                    (in thousands)
Balance Sheet:
Cash and cash equivalents........... $  7,678 $  4,760 $  7,003  $  5,743 $  4,999
Intangibles, net....................  145,487  151,048  137,287   164,894  258,135
Total assets........................  193,440  194,773  185,861   218,159  318,594
Long-term debt......................  152,644  163,285  163,123   103,487  225,498
Total stockholders' equity (deficit)   19,579    6,041   (2,919)   78,958   57,201

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

  . the number of radio stations in the market competing for the same demographic groups; and

  .  the supply of, and demand for, radio advertising time.

   In 2001, we generated 72% of our revenues from local advertising, which is sold primarily by each individual radio station's local sales staff. We generated 18% of our revenues from national advertising in 2001, which is purchased through independent, national advertising sales representatives by customers that want to advertise nationwide. We generated the balance of our revenues principally from promotional events and sales to broadcasting networks that purchase commercial airtime.

   Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. The total assets, net revenues, broadcast cash flow and other financial information for these segments is contained in the notes to our financial statements included in Item 8 of this report.

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

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our inventory, we minimize our use of trade agreements and during the five years prior to 2000 have held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow. However, barter revenues increased as a percentage of our gross revenues and barter related broadcast cash flow increased as a percentage of our broadcast cash flow in fiscal 2000 and 2001 due to our investments in eTour, Inc. and FindWhat.com. As of December 31, 2001, we have completed our barter agreements with eTour, Inc. and FindWhat.com.

   We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year's corresponding period, including the effect of barter revenues and expenses. These results exclude six stations that were acquired during the first quarter of 2001, two stations that were acquired during the second quarter of 2001, and the results from November 1, 2000 to October 31, 2001 for one station that changed formats during the fourth quarter of 2000.

   Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, format change expenses, employee and contract termination expenses, depreciation and amortization and impairment loss on long-lived assets and may not be comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

   For purposes of the following discussion, pro forma net income represents historical income before income taxes adjusted as if we were treated as a subchapter C corporation during all relevant periods at an effective tax rate of 38.62%, applied to income before income taxes.

Results of Operations

   As of February 1, 2001, we acquired three FM radio stations in the Las Vegas market and two FM and one AM radio stations in the New Orleans market for an aggregate purchase price of approximately $113.5 million, plus a working capital adjustment of approximately $2.8 million. This acquisition contributed to higher net revenues and station operating expenses during 2001.

   On April 2, 2001, we acquired two FM radio stations in the Augusta, Georgia market for approximately $12.0 million. This acquisition contributed to higher net revenues and station operating expenses during 2001.

   On May 7, 2001, we received a letter from the management of eTour, Inc. stating that eTour, Inc. is in the process of winding down. Based on this information, we stopped placement of any further advertising air time for eTour, Inc. and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

   On October 31, 2001, we entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for approximately $23.0 million, subject to certain adjustments. In connection with the definitive agreement, we entered into a time brokerage agreement, which allowed Wilks Broadcasting to operate WRNO-FM and KMEZ-FM, beginning November 1, 2001 in exchange for a monthly fee and reimbursement of certain expenses. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore we recorded an impairment loss on long-lived assets of $7.0 million during the third quarter of 2001. In connection with the pending sale of WRNO-FM and KMEZ-FM, we recorded employee and contract termination expenses of approximately $0.9 million during the fourth quarter of 2001.

   On March 20, 2002, we terminated the time brokerage agreement and completed the sale of WRNO-FM and KMEZ-FM to Wilks Broadcasting LLC. As consideration for the sale of these two stations we received $23.0 million, subject to certain adjustments, including $19.65 million in cash and $3.35 million in the form of a note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. We used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under our credit facility.

   In 1997, we entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five year term which began in 1997. The contracts require us to pay fees and to provide commercial advertising and other considerations. As of December 31, 2001, remaining payments of fees are as follows: $359,000 in 2002. For the years ended December 31, 1999, 2000 and 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by approximately $3.5 million, $4.0 million and $3.7 million, respectively.

   During 2001, we experienced a softer advertising environment due to slowing economic conditions. In response to the reduction in net revenues we took significant steps to cut costs not vital to programming and sales and we continued consolidation of our operations. In connection with this response, we recorded employee and contract termination expenses of approximately $0.6 million during the fourth quarter of 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Net Revenue. Net revenue increased 8.5% to $115.2 million for 2001 from $106.2 million for 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta, Georgia market during the second quarter of 2001 and the inclusion of net revenue for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000. The increase was partially offset by lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to the format change during the fourth quarter of 2000. On a same station basis, net revenues decreased 3.6% to $96.6 million for 2001 from $100.2 million for 2000.

   Station Operating Expenses. Station operating expenses increased 15.6% to $82.9 million for 2001 from $71.7 million for 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. On a same station basis, station operating expenses increased 1.6% to $67.1 million for 2001 from $66.0 million for 2000.

   Broadcast Cash Flow. Broadcast cash flow decreased 6.2% to $32.3 million for 2001 from $34.4 million for 2000. The decrease was primarily due to lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to a format change during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta market during the second quarter of 2001, and the inclusion of broadcast cash flow for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000. On a same station basis, broadcast cash flow decreased 13.6% to $29.5 million for 2001 from $34.2 million for 2000.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 17.3% to $4.7 million for 2001 from $4.0 million for 2000. The increase was primarily due to higher general and administrative expenses associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001. In addition, the increase is due to our operating as a public company for the entire fiscal year 2001 as compared to a partial fiscal year 2000.

   Depreciation and Amortization. Depreciation and amortization increased 58.3% to $27.6 million for 2001 from $17.4 million for 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta, Georgia market during the second quarter of 2001, and the inclusion of depreciation and amortization for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000.

   Interest Expense. Interest expense increased 89.0% to $16.7 million for 2001 from $8.8 million for 2000. The increase was primarily due to increased borrowings under our credit facility to finance the radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. The increase was partially offset by a decrease in interest rates on our credit facility.

   Net Loss. Net loss for 2001 was $21.8 million compared to a net loss of $29.6 million for 2000. The change is partially due to the decrease in broadcast cash flow, and the increases in corporate general and administrative, depreciation and amortization and interest expense. In addition, the net loss for 2001 includes expenses of $1.5 million associated with employee and contract termination expenses due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market and continued consolidation of our operations, a $7.0 million impairment loss on long-lived assets due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market, a $1.6 million loss on our investment in eTour, Inc., a $4.7 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 and a $2.6 million gain on a previously written off related party receivable. The net loss for 2000 includes the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization, the redemption of equity appreciation rights for $1.2 million, expenses of $1.5 million associated with the format change at WPTP-FM in the Philadelphia market, and a $2.4 million unrealized loss on our investment in FindWhat.com.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net Revenue. Net revenue increased 13.4% to $106.2 million for 2000 from $93.6 million for 1999. The increase was primarily due to revenue growth at most of our existing radio stations, particularly in the Miami-Ft. Lauderdale and Greenville-New Bern-Jacksonville markets. In addition, net revenues increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets. Net revenues decreased in the Philadelphia market due to programming changes. On a same station basis, net revenues increased 10.8% to $99.7 million for 2000 from $90.0 million for 1999.

   Station Operating Expenses. Station operating expenses increased 7.6% to $71.7 million for 2000 from $66.7 million for 1999. The increase was primarily due to increased station operating expenses at most of our existing radio stations associated with generating the growth in net revenues. In addition, station operating expenses increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets. Station operating expenses decreased in the Philadelphia market due to programming changes. On a same station basis, station operating expenses increased 7.4% to $65.2 million for 2000 from $60.7 million for 1999.

   Broadcast Cash Flow. Broadcast cash flow increased 27.7% to $34.4 million for 2000 from $27.0 million for 1999. The increase was primarily due to the additional broadcast cash flow generated through revenue growth and increased operating efficiencies at most of our existing radio stations, particularly in the Greenville-New Bern-Jacksonville and Philadelphia markets. In addition, broadcast cash flow increased due to our radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets. On a same station basis, broadcast cash flow increased 17.8% to $34.5 million for 2000 from $29.3 million for 1999.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 44.4% to $4.0 million for 2000 from $2.8 million for 1999. The increase was primarily due to higher general and administrative expenses associated with our revenue growth over the same period and from operating as a public company.

   Depreciation and Amortization. Depreciation and amortization increased 6.1% to $17.4 million for 2000 from $16.4 million for 1999. The increase was primarily due to additional amortization and depreciation associated with the acquisitions of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets.

   Interest Expense. Interest expense decreased 37.1% to $8.8 million in 2000 from $14.0 million for 1999. The decrease was primarily due to the repayment of $58.5 million of the credit facility as well as the repayment of all outstanding notes payable to related parties with proceeds from the initial public offering. This decrease was partially offset by an increase in interest expense due to financing the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets with borrowings from our credit facility.

   Net Loss. Net loss for 2000 was $29.6 million compared to a pro forma net loss of $3.8 million for 1999. The increase in the loss was primarily due to the establishment of a $27.6 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations, the $1.2 million redemption of equity appreciation rights as a result of the initial public offering and corporate reorganization, the expenses of approximately $1.5 million associated with the format change at WPTP-FM in the Philadelphia market, the increase in amortization and depreciation associated with the acquisition of radio stations in Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets, and the $2.4 million unrealized loss on our investment in FindWhat.com. The net loss for the year ended December 31, 2000 was partially offset by the additional net income generated through the revenue growth, increased operating efficiencies at most of our existing radio stations and the decrease in interest expense due to reduced borrowings from our credit facility.

Liquidity and Capital Resources

   Overview. Our primary sources of liquidity are internally-generated cash flow and our credit facility. Our liquidity needs have been and will continue to be for working capital, debt service, radio station acquisitions and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

  .  internally-generated cash flow;

  .  our credit facility;

  . additional borrowings, other than under our existing credit facility, to the extent permitted; and

  .  additional equity offerings.

   As of December 31, 2001, we held $5.0 million in cash and cash equivalents and had $74.5 million in remaining commitments under our credit facility, however, our financial covenants as of December 31, 2001 would have limited additional borrowings to $0.7 million.

   Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $9.4 million and $7.7 million for 2001 and 2000, respectively. The change is primarily due to the $2.6 million gain on a previously written off related party receivable and a $2.8 million increase in non-cash working capital during 2001, partially offset by a decrease in broadcast cash flow totaling $2.1 million, expenses of $1.5 million associated with employee and contract termination expenses due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market and continued consolidation of our operations, and additional interest expense associated with financing our radio station acquisitions totaling $7.8 million. In 2000, net cash provided by operating activities was decreased by the redemption of equity appreciation rights totaling $1.2 million, expenses of $1.5 million associated with the format change at WPTP-FM in the Philadelphia market, and additional current income tax expense of $5.4 million.

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

   Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $133.3 million and $29.1 million 2001 and 2000, respectively. The change is primarily due to the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $128.3 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach-Boca Raton market in 2000 for an aggregate $34.8 million. In addition, net cash used in investing activities was also increased in 2001 by payments totaling $2.5 million for a signal upgrade. Net cash used in 2000 was offset by the repayment of loans to the former S corporation stockholders and increased by repayment of notes receivable from related parties and stockholders.

   Net cash used in investing activities was $29.1 million and $2.8 million for 2000 and 1999, respectively. The change was partially due to loans to the former S corporation stockholders and the subsequent repayment of these loans and all other outstanding notes receivable from related parties and stockholders as a result of our initial public offering. The change was also partially due to the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets and expenditures for property and equipment.

   Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $123.2 million and $20.1 million for 2001 and 2000, respectively. The change is primarily due to financing the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $123.2 million compared to financing the acquisitions of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach-Boca Raton market in 2000 for an aggregate $34.8 million.
In 2000, net cash was increased by the initial public offering proceeds, less associated costs, which were used to repay $58.5 million of the credit facility and all outstanding notes payable to related parties. In 2000, we also refinanced our credit facility with an outstanding balance of $102.2 million and paid loan fees totaling $2.9 million. In 2000, net cash was also decreased by distributions totaling $2.3 million to the former S corporation stockholders.

   Net cash provided by financing activities was $20.1 million for 2000 and net cash used in financing activities was $2.2 million for 1999. The change was partially due to distributions made to the former S corporation stockholders prior to our initial public offering. The change was also partially due to the proceeds from our initial public offering, less related costs, which were used for repayment of approximately $58.5 million of the credit facility and all outstanding notes payable to related parties. The change was also partially due to additional borrowings from our credit facility to complete the radio station acquisitions in the Atlanta, Boston, Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets. The change was also partially due to payments of loan fees related to the refinancing of our credit facility.

   Credit Facility. As of December 31, 2001, the maximum commitment under our credit facility was $300.0 million and the outstanding balance was $225.5 million. The credit facility consists of a $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by our debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2001, the credit facility carried interest at an average rate of 5.0625%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires us to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all assets of the company.

   As of December 31, 2001, the scheduled reductions of the maximum commitment of our credit facility for the next five years and thereafter were as follows:

                           Revolving                Total Credit
                          Credit Loan   Term Loan     Facility
               -          ------------ ------------ ------------
               2002...... $         -- $ 15,000,000 $ 15,000,000
               2003......           --   22,500,000   22,500,000
               2004......   15,000,000   22,500,000   37,500,000
               2005......   22,500,000   22,500,000   45,000,000
               2006......   22,500,000   22,500,000   45,000,000
               Thereafter   90,000,000   45,000,000  135,000,000
                          ------------ ------------ ------------
                  Total.. $150,000,000 $150,000,000 $300,000,000
                          ============ ============ ============

   As of December 31, 2001, assuming the disposition of WRNO-FM and KMEZ-FM in the New Orleans market had been completed and we had used $19.5 million of the net cash proceeds therefrom to repay a portion of the outstanding term loan, our credit facility would have had an outstanding balance of approximately $206.0 million.

   We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment the fee is increased by 0.375%. For the year ended December 31, 2001, our unused commitment fee was approximately $329,000.

   We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of December 31, 2001, these financial covenants include:

  . Maximum Total Leverage Test. From July 1, 2001 through March 30, 2002, our total debt as of the last day of each quarter must not exceed 7.0 times our operating cash flow for the four quarters ending on that day. As of March 31, 2002, the maximum ratio is 6.25 times. For the period from April 1, 2002 through December 31, 2002, the maximum ratio is 6.0 times. For each twelve-month period after December 31, 2002, the maximum ratio will decrease by 0.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times. The operating cash flow definition excludes certain losses associated with the Florida Marlins sports contract until its expiration in the fourth quarter of 2001.

  . Minimum Interest Coverage Test. From October 1, 2001 through March 31, 2002, our operating cash flow for the four quarters ending on the last day of each quarter must not be less than 1.5 times the amount of our interest expense. For the period from April 1, 2002 through September 30, 2002, the minimum ratio is 1.75 times. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

  . Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.10 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

   As of December 31, 2001, we were in compliance with all applicable financial covenants. As of December 31, 2001, our total leverage ratio was 6.98 times operating cash flow, our interest coverage ratio was 1.79 times interest expense, and our fixed charges ratio was 1.54 times fixed charges.

   Failure to comply with these or any other of our financial covenants could result in the acceleration of the maturity of our outstanding debt.

   We believe that we will have sufficient liquidity and capital resources to permit us to meet our financial obligations for at least the next twelve months. Poor financial results, unanticipated opportunities or unanticipated expenses could give rise to additional financing requirements sooner than we expect; and, we may not secure financing when needed or on acceptable terms.

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

  .  sell, assign, pledge, encumber or dispose of capital stock; or

  .  change the nature of our business.

   Credit Facility Amendment . On March 20, 2002, we entered into an amendment to our credit agreement that revised certain financial covenants as follows:

  . Maximum Total Leverage Test. As of March 30, 2002, our total debt must not exceed 7.0 times our operating cash flow for the four quarters ending on that day and as of March 31, 2002, the maximum ratio is 7.25 times. For the period from April 1, 2002 through June 30, 2002, the maximum ratio is
     7.0 times. For the period from July 1, 2002 through September 30, 2002 the maximum ratio is 6.75 times. For the period from October 1, 2002 through December 31, 2002 the maximum ratio is 6.25 times. For the period from January 1, 2003 through March 31, 2003 the maximum ratio is 6.0 times. For the period from April 1, 2003 through December 31, 2003 the maximum ratio is 5.5 times. For the period from January 1, 2004 through December 31, 2004 the maximum ratio is 5.0 times. For the period from January 1, 2005 through December 31, 2005 the maximum ratio is 5.0 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

  . Minimum Interest Coverage Test. Our operating cash flow for the four quarters ending March 31, 2002 must not be less than 1.5 times the amount of our interest expense. For the period from April 1, 2002 through June 30, 2002, the minimum ratio is 1.6 times. For the period from July 1, 2002 through September 30, 2002, the minimum ratio is 1.75 times. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

  . Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.05 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

   Failure to comply with these or any other of our financial covenants could result in the acceleration of the maturity of our outstanding debt.

   In addition, the maximum commitment under our revolving credit loan was reduced by $30.5 million and the outstanding balance and maximum commitment of our term loan were reduced by $19.5 million as a result of the application of the net cash proceeds from the sale of WRNO-FM and KMEZ-FM in the New Orleans market on March 20, 2002.

   As of March 20, 2002, the scheduled reductions of the revised maximum commitment of our credit facility for fiscal 2002, the next four years and thereafter are as follows:

                          Revolving
                           Credit         Term          Total
                            Loan          Loan     Credit Facility
                         ------------ ------------ ---------------
              2002...... $         -- $ 13,050,000  $ 13,050,000
              2003......           --   19,575,000    19,575,000
              2004......   11,950,000   19,575,000    31,525,000
              2005......   17,925,000   19,575,000    37,500,000
              2006......   17,925,000   19,575,000    37,500,000
              Thereafter   71,700,000   39,150,000   110,850,000
                         ------------ ------------  ------------
                 Total.. $119,500,000 $130,500,000  $250,000,000
                         ============ ============  ============

Contractual Cash Obligations

   Our contractual cash obligations as of December 31, 2001, consist of the following:

                                                 Less than    1 to 3      4 to 5      After 5
                                      Total       1 year      years       Years        years
                                   ------------ ----------- ----------- ----------- -----------
Long-term debt (1)                 $225,498,000 $15,009,000 $60,003,000 $90,000,000 $60,486,000
Operating leases                     22,578,000   2,334,000   4,258,000   3,392,000  12,594,000
Other operating contracts (2)         9,545,000   2,898,000   4,844,000   1,803,000          --
                                   ------------ ----------- ----------- ----------- -----------
Total contractual cash obligations $257,621,000 $20,241,000 $69,105,000 $95,195,000 $73,080,000
                                   ============ =========== =========== =========== ===========

(1) The maturity on our credit facility could be accelerated if we do not maintain certain covenants.

(2) Other operating contracts include contracts for sports programming rights, on-air personalities, and rating services.

Other Commercial Commitments

   As of December 31, 2001, we had four interest rate collar agreements outstanding which currently require us to make interest payments based on the floor rate of interest and notional amount as stated in the collar agreements. As of December 31, 2001, the notional amount upon maturity of these collar agreements was $115.0 million. Due to the decline in interest rates during 2001, the estimated fair value of these collar agreements decreased and we recorded a $4.6 million liability for derivative financial instruments as of December 31, 2001. The estimated fair value of each interest rate collar agreement is based on the amounts we would expect to pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

Critical Accounting Policies

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and assumptions we consider reasonable at the time of making those estimates. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different circumstances or using different assumptions.

   We have recorded an allowance for doubtful accounts for estimated losses resulting from customers' inability to make payments. If the financial condition of our customers were to deteriorate, resulting in an inpairment of their ability to make payments, then additional allowances may be required.

   We have recorded certain deferred tax assets, which we consider fully realizable due to the existence of certain deferred tax liabilities that are anticipated to reverse during similar future periods. Accordingly, we have not recorded a valuation allowance to reduce our deferred tax assets. If we were to determine that we would be unable to fully realize some or all of our deferred tax assets in the future, an adjustment to our deferred tax assets would be recorded as an expense in the period such determination was made.

   We have significant amounts of property and equipment and intangibles, including FCC broadcasting licenses and goodwill, recorded in our financial statements. We assess the recoverability of our property and equipment and intangibles on an on-going basis using estimates of future undiscounted cash flows that we expect to generate from these assets. Our radio stations operate in competitive markets and as such could experience adverse changes in listenership and cash flows. These adverse changes may result in an impairment of our property and equipment and intangibles in the future.

Recent Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

   We adopted the provisions of SFAS 141 upon issuance and the provisions of SFAS 142 effective January 1, 2002.

   SFAS 141 requires that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill and to reassess the useful lives and residual values of all intangible assets acquired. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   As of the date of adoption, we had unamortized goodwill in the amount of approximately $12.1 million, and unamortized FCC broadcasting licenses, which we expect to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $240.3 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $1.3 million for the years ended December 31, 2000 and 2001, respectively. Amortization expense related to FCC broadcasting licenses was $12.1 million and $20.6 million for the years ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for the impairment or disposal of long-live assets. SFAS 143 supersedes SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS 143 also amends portions of ARB No. 51. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not completed our evaluation of SFAS 143; however, we do not anticipate that the adoption of SFAS 143 will have a material impact on our earnings or financial position upon adoption.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for obligations associated with the retirement tangible long-lived assets and the associated asset retirement costs. SFAS 144 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have not completed our evaluation of SFAS 144; however, we do not anticipate that the adoption of SFAS 144 will have a material impact on our earnings or financial position upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 2001, $225.5 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

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

   Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2001, the notional amount upon maturity of these collar agreements is $115.0 million.

   As of December 31, 2001, our collar agreements are summarized in the following chart:

                                                                Estimated
                          Notional                Expiration      Fair
    Agreement              Amount    Floor Cap       Date         Value
    ---------            ----------- ----- ----  ------------- -----------
    Interest rate collar $20,000,000 6.69%    8% May 2002      $  (394,000)
    Interest rate collar $20,000,000 5.45%  7.5% November 2002    (634,000)
    Interest rate collar $20,000,000 5.75% 7.35% November 2002    (686,000)
    Interest rate collar $55,000,000 4.95%    7% October 2003   (2,916,000)
                                                               -----------
                                                               $(4,630,000)
                                                               ===========

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BEASLEY BROADCAST GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Financial Statement's
Independent Auditors' Report.....................................................................  34
Consolidated Balance Sheets as of December 31, 2000 and 2001.....................................  35
Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001....................  36
Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1999, 2000 and 2001  37
Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001....................  38
Notes to Financial Statements....................................................................  39
Financial Statement Schedule--Valuation and Qualifying Accounts..................................  55

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Beasley Broadcast Group, Inc.:

   We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2000 and 2001, and the related combined statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 2001. In connection with our audits of the combined and consolidated financial statements, we have also audited the accompanying financial statement schedule as listed in the accompanying index. These financial statements and the accompanying financial statement schedule are the responsibility of the management of Beasley Broadcast Group, Inc. Our responsibility is to express an opinion on these financial statements and the accompanying financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the financial statements, the Company changed its method of accounting for derivative financial instruments in 2001.

                                          /s/ KPMG LLP

Tampa, Florida
February 1, 20e0x2c,ept as to the last paragraph of footnote 2(e) and the last three paragraphs of footnote 7 which are as of March 20, 2002

                         BEASLEY BROADCAST GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,  December 31,
                                                                                 2000          2001
                                                                             ------------  ------------
                                A S S E T S
Current assets:
   Cash and cash equivalents................................................ $  5,742,628  $  4,998,526
   Accounts receivable, less allowance for doubtful accounts of $607,147 in
     2000 and $621,853 in 2001..............................................   18,712,862    20,086,094
   Trade sales receivable...................................................      843,843     1,135,628
   Other receivables........................................................      980,504     3,079,552
   Prepaid expenses and other...............................................    2,249,615     1,483,766
   Deferred tax assets......................................................      176,000     1,525,000
                                                                             ------------  ------------
       Total current assets.................................................   28,705,452    32,308,566
Notes receivable from related parties.......................................    4,990,480     4,698,492
Property and equipment, net.................................................   15,619,688    20,259,684
Intangibles, net............................................................  164,893,584   258,134,556
Other investments...........................................................    1,523,729       650,002
Other assets................................................................    2,425,631     2,542,376
                                                                             ------------  ------------
       Total assets......................................................... $218,158,564  $318,593,676
                                                                             ============  ============
    T O T A L  L I A B I L I T I E S   A N D  S T O C K H O L D E R S'
                                E Q U I T Y
Current liabilities:
   Current installments of long-term debt................................... $      8,352  $ 15,009,045
   Accounts payable.........................................................    2,355,006     3,189,388
   Accrued expenses.........................................................    6,986,006     5,296,211
   Trade sales payable......................................................      798,198     1,206,720
   Derivative financial instruments.........................................           --     1,714,000
                                                                             ------------  ------------
       Total current liabilities............................................   10,147,562    26,415,364
Long-term debt, less current installments...................................  103,478,405   210,489,420
Derivative financial instruments............................................           --     2,916,000
Deferred tax liabilities....................................................   25,575,000    21,572,000
                                                                             ------------  ------------
       Total liabilities....................................................  139,200,967   261,392,784
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued.           --            --
Class A common stock, $.001 par value, 150,000,000 shares
  authorized,7,252,068 issued and outstanding...............................        7,252         7,252
Class B common stock, $.001 par value, 75,000,000 shares
  authorized,17,021,373 issued and outstanding..............................       17,021        17,021
Additional paid-in capital..................................................  106,633,932   106,633,932
Accumulated deficit.........................................................  (27,700,608)  (49,457,313)
                                                                             ------------  ------------
       Stockholders' equity.................................................   78,957,597    57,200,892
                                                                             ------------  ------------
       Total liabilities and stockholders' equity........................... $218,158,564  $318,593,676
                                                                             ============  ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                           STATEMENTS OF OPERATIONS

                                                                Combined    Consolidated  Consolidated
                                                               Year Ended    Year Ended    Year Ended
                                                              December 31,  December 31,  December 31,
                                                                  1999          2000          2001
                                                              ------------  ------------  ------------
Net revenues................................................. $ 93,621,404  $106,153,640  $115,204,615
                                                              ------------  ------------  ------------
Costs and expenses:
   Program and production....................................   27,176,460    27,919,127    31,098,436
   Sales and advertising.....................................   25,040,086    28,208,358    34,459,110
   Station general and administrative........................   14,443,785    15,597,101    17,337,085
   Corporate general and administrative......................    2,764,216     3,991,535     4,683,775
   Equity appreciation rights................................      606,407     1,173,759            --
   Format change expenses....................................           --     1,545,547            --
   Employee and contract termination expenses................           --            --     1,527,764
   Depreciation and amortization.............................   16,410,321    17,409,162    27,554,534
   Impairment loss on long-lived assets......................           --            --     7,000,000
                                                              ------------  ------------  ------------
       Total costs and expenses..............................   86,441,275    95,844,589   123,660,704
          Operating income (loss)............................    7,180,129    10,309,051    (8,456,089)
Other income (expense):
   Interest expense..........................................  (14,008,312)   (8,812,564)  (16,652,363)
   Loss on investments.......................................           --    (2,400,000)   (1,585,417)
   Loss on decrease in fair value of derivative financial
     instruments.............................................           --            --    (4,696,000)
   Other non-operating expenses..............................     (107,154)     (310,754)   (1,095,172)
   Interest income...........................................      883,704       446,197       430,835
   Other non-operating income................................           --       168,383     3,032,501
                                                              ------------  ------------  ------------
          Loss before income taxes...........................   (6,051,633)     (599,687)  (29,021,705)
Income tax expense (benefit).................................           --    28,998,000    (7,224,000)
                                                              ------------  ------------  ------------
          Loss before cumulative effect of accounting
            change...........................................   (6,051,633)  (29,597,687)  (21,797,705)
Cumulative effect of accounting change
  (net of income tax effect).................................           --            --        41,000
                                                              ------------  ------------  ------------
          Net loss........................................... $ (6,051,633) $(29,597,687) $(21,756,705)
                                                              ============  ============  ============
Basic and diluted net loss per share:
   Loss before cumulative effect of accounting change........ $         --  $      (1.26) $      (0.90)
   Cumulative effect of accounting change....................           --            --            --
                                                              ------------  ------------  ------------
   Net loss.................................................. $         --  $      (1.26) $      (0.90)
                                                              ============  ============  ============
Pro forma income tax benefit (unaudited)..................... $ (2,204,000)          N/A           N/A
                                                              ============  ============  ============
Pro forma net loss (unaudited)............................... $ (3,847,633)          N/A           N/A
                                                              ============  ============  ============
Pro forma basic and diluted net loss per share (unaudited)... $      (0.22)          N/A           N/A
                                                              ============  ============  ============
Basic common shares outstanding..............................   17,423,441    23,506,091    24,273,441
                                                              ============  ============  ============
Diluted common shares outstanding............................   17,423,441    23,519,406    24,303,019
                                                              ============  ============  ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Notes          Net
                                   Class A Class B               Additional                             Receivable  Stockholders'
                                   Common  Common    Common       Paid-In     Accumulated   Treasury       From        Equity
                                    Stock   Stock    Stock        Capital       Deficit      Stock     Stockholders   (Deficit)
                                   ------- ------- -----------  ------------  ------------  ---------  ------------ -------------
Balances as of December 31, 1998.. $   --  $    -- $ 4,530,352  $ 32,010,375  $(21,827,398) $(548,600) $(8,123,695) $  6,041,034
Net loss..........................     --       --          --            --    (6,051,633)        --           --    (6,051,633)
Capital contributions.............     --       --          --     2,764,553            --         --           --     2,764,553
Stockholders distributions........     --       --          --            --    (4,938,993)        --           --    (4,938,993)
Loans to stockholders.............     --       --          --            --            --         --     (734,282)     (734,282)
                                   ------  ------- -----------  ------------  ------------  ---------  -----------  ------------
Balances as of December 31, 1999..     --       --   4,530,352    34,774,928   (32,818,024)  (548,600)  (8,857,977)   (2,919,321)
Net loss..........................     --       --          --            --    (1,897,079)        --           --    (1,897,079)
Capital contributions.............     --       --          --       100,000            --         --           --       100,000
Stockholders distributions........     --       --          --            --    (2,250,000)        --           --    (2,250,000)
Loans to stockholders.............     --       --          --            --            --         --     (910,263)     (910,263)
                                   ------  ------- -----------  ------------  ------------  ---------  -----------  ------------
Balances as of February 10, 2000..     --       --   4,530,352    34,874,928   (36,965,103)  (548,600)  (9,768,240)   (7,876,663)
Distributions to and contributions
 from subchapter S corporation
 stockholders in exchange for
 Class B common stock.............     --   17,021  (4,530,352)  (33,000,372)   36,965,103    548,600           --            --
Issuance of common stock..........  7,252       --          --    99,002,648            --         --           --    99,009,900
Initial public offering costs.....     --       --          --    (2,613,336)           --         --           --    (2,613,336)
Acquisition of minority interests.     --       --          --     8,370,064            --         --           --     8,370,064
Payments of notes receivable
 from stockholders................     --       --          --            --            --         --    9,768,240     9,768,240
Net loss..........................     --       --          --            --   (27,700,608)        --           --   (27,700,608)
                                   ------  ------- -----------  ------------  ------------  ---------  -----------  ------------
Balances as of December 31, 2000..  7,252   17,021          --   106,633,932   (27,700,608)        --           --    78,957,597
Net loss..........................     --       --          --            --   (21,756,705)        --           --   (21,756,705)
                                   ------  ------- -----------  ------------  ------------  ---------  -----------  ------------
Balances as of December 31, 2001.. $7,252  $17,021 $        --  $106,633,932  $(49,457,313) $      --  $        --  $ 57,200,892
                                   ======  ======= ===========  ============  ============  =========  ===========  ============

See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                                Combined   Consolidated
                                                                                               Year Ended   Year Ended
                                                                                              December 31, December 31,
                                                                                                  1999         2000
                                                                                              ------------ -------------
Cash flows from operating activities:
   Net loss.................................................................................. $(6,051,633) $ (29,597,687)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..........................................................  16,410,321     17,409,162
      Impairment loss on long-lived assets...................................................          --             --
      Loss on investments....................................................................          --      2,400,000
      Loss on decrease in fair value of derivative financial instruments.....................          --             --
      Loss on disposal of property and equipment.............................................     107,154             --
      Loss on note receivable from related party.............................................          --             --
      Change in assets and liabilities net of effects of acquisitions of radio stations:
         Increase in receivables.............................................................  (2,235,888)    (1,728,793)
         (Increase) decrease in prepaid expenses and other...................................    (625,890)      (331,392)
         Increase in other assets............................................................    (475,304)      (774,349)
         Increase (decrease) in payables and accrued expenses................................      66,425     (5,071,176)
         Increase (decrease) in deferred tax liabilities.....................................          --     25,399,000
                                                                                              -----------  -------------
            Net cash provided by operating activities........................................   7,195,185      7,704,765
                                                                                              -----------  -------------
Cash flows from investing activities:
   Expenditures for property and equipment...................................................  (2,025,425)    (3,641,877)
   Payments for acquisitions of radio stations...............................................          --    (34,780,000)
   Payments for signal upgrade...............................................................          --             --
   Payment for purchase of equity investment.................................................          --        (50,002)
   Payments from related parties.............................................................          --        556,796
   Loans to stockholders.....................................................................    (734,282)      (910,263)
   Payments from stockholders................................................................          --      9,768,240
                                                                                              -----------  -------------
            Net cash used in investing activities............................................  (2,759,707)   (29,057,106)
                                                                                              -----------  -------------
Cash flows from financing activities:
   Proceeds from issuance of indebtedness....................................................          --    138,300,523
   Principal payments on indebtedness........................................................    (161,994)  (161,890,721)
   Proceeds from issuance of related party notes.............................................     144,027             --
   Principal payments on related party notes.................................................          --    (47,723,076)
   Payments of loan fees.....................................................................          --     (2,840,990)
   Capital contributions.....................................................................   2,764,553        100,000
   Stockholder distributions.................................................................  (4,938,993)    (2,250,000)
   Issuance of common stock..................................................................          --     99,009,900
   Payment of initial public offering costs..................................................          --     (2,613,336)
                                                                                              -----------  -------------
            Net cash provided by (used in) financing activities..............................  (2,192,407)    20,092,300
                                                                                              -----------  -------------
Net increase (decrease) in cash and cash equivalents.........................................   2,243,071     (1,260,041)
Cash and cash equivalents at beginning of period.............................................   4,759,598      7,002,669
                                                                                              -----------  -------------
Cash and cash equivalents at end of period................................................... $ 7,002,669  $   5,742,628
                                                                                              ===========  =============
Cash paid for interest....................................................................... $12,853,000  $  12,052,995
                                                                                              ===========  =============
Cash paid for income taxes................................................................... $    25,000  $   1,878,825
                                                                                              ===========  =============
Supplement disclosure of non-cash investing and financing activities:
   Financed purchase of equity investment.................................................... $        --  $   3,000,000
                                                                                              ===========  =============
   Equity investment acquired through placement of advertising air time...................... $        --  $     873,727
                                                                                              ===========  =============
   Minority interests acquired through issuance of Class A common stock...................... $        --  $   8,370,064
                                                                                              ===========  =============
   Principal payments on indebtedness through placement of advertising air time.............. $        --  $   1,770,060
                                                                                              ===========  =============
   Financed sale of property and equipment to a related party                                 $        --  $   5,115,500
                                                                                              ===========  =============

                                                                                              Consolidated
                                                                                               Year Ended
                                                                                              December 31,
                                                                                                  2001
                                                                                              -------------
Cash flows from operating activities:
   Net loss.................................................................................. $ (21,756,705)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..........................................................    27,554,534
      Impairment loss on long-lived assets...................................................     7,000,000
      Loss on investments....................................................................     1,585,417
      Loss on decrease in fair value of derivative financial instruments.....................     4,630,000
      Loss on disposal of property and equipment.............................................       651,423
      Loss on note receivable from related party.............................................       162,616
      Change in assets and liabilities net of effects of acquisitions of radio stations:
         Increase in receivables.............................................................    (3,468,120)
         (Increase) decrease in prepaid expenses and other...................................     1,496,367
         Increase in other assets............................................................    (2,531,920)
         Increase (decrease) in payables and accrued expenses................................      (611,504)
         Increase (decrease) in deferred tax liabilities.....................................    (5,352,000)
                                                                                              -------------
            Net cash provided by operating activities........................................     9,360,108
                                                                                              -------------
Cash flows from investing activities:
   Expenditures for property and equipment...................................................    (2,688,125)
   Payments for acquisitions of radio stations...............................................  (128,305,753)
   Payments for signal upgrade...............................................................    (2,477,000)
   Payment for purchase of equity investment.................................................            --
   Payments from related parties.............................................................       125,020
   Loans to stockholders.....................................................................            --
   Payments from stockholders................................................................            --
                                                                                              -------------
            Net cash used in investing activities............................................  (133,345,858)
                                                                                              -------------
Cash flows from financing activities:
   Proceeds from issuance of indebtedness....................................................   123,250,000
   Principal payments on indebtedness........................................................        (8,352)
   Proceeds from issuance of related party notes.............................................            --
   Principal payments on related party notes.................................................            --
   Payments of loan fees.....................................................................            --
   Capital contributions.....................................................................            --
   Stockholder distributions.................................................................            --
   Issuance of common stock..................................................................            --
   Payment of initial public offering costs..................................................            --
                                                                                              -------------
            Net cash provided by (used in) financing activities..............................   123,241,648
                                                                                              -------------
Net increase (decrease) in cash and cash equivalents.........................................      (744,102)
Cash and cash equivalents at beginning of period.............................................     5,742,628
                                                                                              -------------
Cash and cash equivalents at end of period................................................... $   4,998,526
                                                                                              =============
Cash paid for interest....................................................................... $  15,551,925
                                                                                              =============
Cash paid for income taxes................................................................... $   3,188,360
                                                                                              =============
Supplement disclosure of non-cash investing and financing activities:
   Financed purchase of equity investment.................................................... $          --
                                                                                              =============
   Equity investment acquired through placement of advertising air time...................... $     711,690
                                                                                              =============
   Minority interests acquired through issuance of Class A common stock...................... $          --
                                                                                              =============
   Principal payments on indebtedness through placement of advertising air time.............. $   1,229,940
                                                                                              =============
   Financed sale of property and equipment to a related party                                 $          --
                                                                                              =============

  See accompanying notes to financial statements

                         BEASLEY BROADCAST GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

  (a)  Basis of Presentation and Corporate Reorganization

   Beasley Broadcast Group, Inc. (the "Company") owns 44 radio stations with its primary source of revenue generated from the sale of advertising time to local and national spot advertisers and national network advertisers. All significant inter-company balances and transactions have been eliminated in presenting the Company's financial statements. The accompanying financial statements for the year ended December 31, 1999 are presented on a combined basis. The accompanying financial statements as of and for the years ended December 31, 2000 and 2001 are presented on a consolidated basis.

   Prior to February 11, 2000, the Company's radio stations were operated through a series of subchapter S corporations, partnerships and limited liability companies related to one another through common ownership and control. These subchapter S corporations, partnerships and limited liability companies were collectively known as Beasley FM Acquisition Corp. and related companies ("BFMA") through February 10, 2000. The accompanying financial statements include the results of operations of BFMA for the year ended December 31, 1999 and for the period from January 1, 2000 to February 10, 2000.

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

  (c)  Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. For income tax purposes, property and equipment is depreciated using accelerated methods.

  (d)  Intangibles

   Intangibles, which consist of FCC broadcasting licenses, goodwill, loan fees, and other intangibles, are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over their estimated useful lives.

                         BEASLEY BROADCAST GROUP, INC.

  (e)  Impairment

   The Company assesses the recoverability of property and equipment and intangibles on an ongoing basis based on estimates of related future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate is less than net book value, the net book value is reduced to the estimated fair value. The Company also evaluates the depreciation and amortization periods for property and equipment and intangibles to determine whether events or circumstances warrant revised estimates of useful lives.

  (f)  Program Rights

   The total fixed cost of the contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports contracts is expensed on a straight-line basis in the quarters in which the programs are broadcast. Other payments are expensed when additional contract elements, such as post-season games, are paid for and broadcast.

  (g)  Derivative Financial Instruments

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar and swap agreements to reduce the potential impact of increases in interest rates on its credit facility. The Company records interest differentials as adjustments to interest expense and changes in fair value of its derivative financial instruments in the statement of operations in the period they occur.

  (h)  Revenue Recognition

   Revenue is recognized as advertising air time is broadcast and is net of advertising agency commissions. Trade sales are recorded at the fair value of the products or services received. For the years ended December 31, 1999, 2000 and 2001, trade sales were approximately $4.4 million, $8.1 million and $9.1 million, respectively and trade expenses were approximately $5.0 million, 4.8 million and $6.8 million, respectively.

  (i)  Income Taxes

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

   BFMA had elected to be treated as a subchapter S corporation under provisions of the Internal Revenue Code. Under this corporate status, the stockholders of BFMA were individually responsible for reporting their share of taxable income or loss. Pro forma income tax benefit in the accompanying statement of operations for the year ended December 31, 1999 includes pro forma income tax benefit computed in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", as if BFMA had been subject to Federal and state income taxes for that period.

  (j)  Earnings per Share

   Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

                         BEASLEY BROADCAST GROUP, INC.

   Earnings per share for the year ended December 31, 1999 and for the period from January 1, 2000 to February 10, 2000 are based on the number of common shares issued immediately prior to the initial public offering.

  (k)  Stock-Based Compensation

   Stock-based compensation is measured and recognized in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" and disclosed in accordance with SFAS 123, "Accounting for Stock-Based Compensation."

  (l)  Defined Contribution Plan

   The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $ 10,000 in 1999 and $10,500 in 2000 and 2001. There are no employer matching contributions.

  (m)  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. To the extent management's estimates prove to be incorrect, financial results for future periods may be adversely affected.

  (n)  Accounting Change

   Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value and the cumulative effect of the accounting change, as of January 1, 2001. The cumulative effect of the change, net of income tax effect, decreased the net loss $41,000 and did not change the net loss per share.

  (o)  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

   The Company adopted the provisions of SFAS 141 upon issuance, and the provisions of SFAS 142 effective January 1, 2002.

                         BEASLEY BROADCAST GROUP, INC.

   SFAS 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill and to reassess the useful lives and residual values of all intangible assets acquired. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $12.1 million, and unamortized FCC broadcasting licenses, which the Company expects to qualify as identifiable intangible assets with indefinite useful lives, in the amount of approximately $240.3 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $1.1 million and $1.3 million for the years ended December 31, 2000 and 2001, respectively. Amortization expense related to FCC broadcasting licenses was $12.1 million and $20.6 million for the years ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 supersedes SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS 143 also amends portions of ARB No. 51. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its evaluation of SFAS 143; however, management does not anticipate that the adoption of SFAS 143 will have a material impact on the Company's earnings or financial position upon adoption.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 144 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not completed its evaluation of SFAS 144; however, management does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's earnings or financial position upon adoption.

(2)  Acquisitions and Dispositions

   Station acquisitions were accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. A substantial portion of each purchase price was allocated to intangible assets to reflect the FCC broadcasting licenses acquired. These FCC broadcasting licenses were amortized over 15 years using the straight-line basis through December 31, 2001. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and was amortized over 15 years using the straight-line basis through December 31, 2001. In accordance with SFAS 142, adopted on January 1, 2002, FCC broadcasting licenses and goodwill will no longer be amortized but will be evaluated for impairment on an annual basis. Except for the acquisitions as of February 1, 2001, no liabilities were assumed by the Company as a result of these acquisitions. Operations of acquired stations have been included in the results of the Company since the acquisition date of each such station.

  (a)  2001 Acquisitions and Dispositions

  . As of February 1, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an

                         BEASLEY BROADCAST GROUP, INC.

     aggregate purchase price, subject to certain adjustments, of approximately $116.3 million, which included a working capital adjustment of approximately $2.8 million. Centennial Broadcasting Nevada, Inc. owns approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owns the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

  . On April 2, 2001, the Company acquired the assets of WKXC-FM and WSLT-FM in Augusta, Georgia for approximately $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through the Company's credit facility. The acquisition was accounted for by the purchase method of accounting.

  .  There were no dispositions during 2001.

  (b)  2000 Acquisitions and Dispositions

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

  (c)  1999 Acquisitions and Dispositions

  .  There were no acquisitions or dispositions during 1999.

   Acquisitions for the years ended December 31, 2000 and 2001 are summarized as follows:

                                                Year ended December 31
                                               ------------------------
                                                  2000         2001
                                               ----------- ------------
       Accounts receivable, net............... $        -- $  2,233,223
       Prepaid expenses and other.............          --      730,518
       Property and equipment.................   4,088,173    5,526,234
       FCC broadcasting licenses..............  30,606,827  119,772,766
       Goodwill...............................      85,000      201,000
       Other assets...........................          --        6,625
       Accounts payable.......................          --      (32,000)
       Accrued expenses.......................          --     (132,613)
                                               ----------- ------------
       Payments for purchase of radio stations $34,780,000 $128,305,753
                                               =========== ============

                         BEASLEY BROADCAST GROUP, INC.

  (d)  Unaudited Pro Forma Results of Operations

   The following unaudited pro forma information presents the results of operations for the years ended December 31, 2000 and 2001, with pro forma adjustments as if the acquisitions of the stations had occurred on January 1, 2000.

                                               Year ended December 31
                                             --------------------------
                                                 2000          2001
                                             ------------  ------------
        Net revenues........................ $127,230,000  $116,842,000
        Operating income (loss).............    7,324,000    (9,171,000)
        Net loss............................  (38,589,000)  (22,622,000)
        Basic and diluted net loss per share        (1.64)        (0.93)

   This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions occurred on January 1, 2000 or of results that may occur in the future.

   (e)  Subsequent Dispositions

  . On October 31, 2001, the Company entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for approximately $23.0 million, subject to certain adjustments. In connection with the definitive agreement, the Company entered into a time brokerage agreement, which allowed Wilks Broadcasting to operate WRNO-FM and KMEZ-FM, beginning November 1, 2001 in exchange for a monthly fee and reimbursement of certain expenses. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore the Company recorded an impairment loss on long-lived assets of $7.0 million. In connection with the pending sale of WRNO-FM and KMEZ-FM, the Company recorded employee and contract termination expenses of approximately $0.9 million.

     On March 20, 2002, the Company terminated the time brokerage agreement and completed the sale of WRNO-FM and KMEZ-FM to Wilks Broadcasting LLC. As consideration for the sale of these two stations the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and $3.35 million in the form of a note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. The Company used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under its credit facility.

(3)  Property and Equipment

   Property and equipment, at cost, is comprised of the following:

                                           December 31,          Estimated
                                    --------------------------  useful lives
                                        2000          2001        (years)
                                    ------------  ------------  ------------
   Land, buildings and improvements $  5,466,559  $  7,085,888     15-30
   Broadcast equipment.............   19,267,530    21,727,209      5-15
   Transportation equipment........    1,241,467       959,431         5
   Office equipment and other......    4,997,782     4,567,361      5-10
   Construction in progress........    1,323,081       765,627        --
                                    ------------  ------------     -----
                                      32,296,419    35,105,516
   Less accumulated depreciation...  (16,676,731)  (14,845,832)
                                    ------------  ------------
                                    $ 15,619,688  $ 20,259,684
                                    ============  ============

                         BEASLEY BROADCAST GROUP, INC.

(4)  Intangibles

   Intangibles, at cost, is comprised of the following:

                                          December 31,          Estimated
                                   --------------------------  useful lives
                                       2000          2001        (years)
                                   ------------  ------------  ------------
     FCC broadcasting licenses.... $188,307,206  $300,312,887       15
     Goodwill.....................   25,219,054    15,502,272       15
     Advertising base.............    4,139,251            --        5
     Loan fees....................    5,816,671     5,302,268      6-7
     Noncompete agreements........    1,120,000            --        5
     Other intangibles............    6,011,469     1,688,227        5
                                   ------------  ------------      ---
                                    230,613,651   322,805,654
     Less accumulated amortization  (65,720,067)  (64,671,098)
                                   ------------  ------------
                                   $164,893,584  $258,134,556
                                   ============  ============

   On February 11, 2000, the Company computed the fair value of minority stockholder interests based on the number of shares issued to the stockholders and the estimated net book values of the radio stations at the close of business on February 10, 2000. The computed amount of $8,370,064 was recorded using the purchase method of accounting and is included in goodwill and additional paid-in capital.

(5)  Other Investments

   In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising airtime. The Company earned these shares as advertisements were placed over the term of the agreement. For the years ended December 31, 2000 and 2001, eTour, Inc. placed advertising air time totaling approximately $874,000 and $712,000, respectively. For the years ended December 31, 2000 and 2001, the Company earned approximately 218,000 and 178,000 shares, respectively. The shares contain restrictions that generally limit the Company's ability to sell or otherwise dispose of them. The investment was initially recorded using the cost method of accounting.

   On May 7, 2001, the Company received a letter from the management of eTour, Inc. stating that eTour, Inc. is in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour, Inc. and recorded a loss on investment of approximately $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

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

                         BEASLEY BROADCAST GROUP, INC.

(6)  Accrued Expenses

   Accrued expenses is comprised of the following:

                                              December 31,
                                          ---------------------
                                             2000       2001
                                          ---------- ----------
                 Accrued payroll......... $2,580,503 $2,139,987
                 Deferred program rights.  3,195,369     30,171
                 Accrued interest expense     78,958  1,179,396
                 Other accrued expenses..  1,131,176  1,946,657
                                          ---------- ----------
                                          $6,986,006 $5,296,211
                                          ========== ==========

(7)  Long-Term Debt

   Long-term debt consists of the following:

                                                       December 31,
                                                --------------------------
                                                    2000          2001
                                                ------------  ------------
    Credit facility............................ $102,236,261  $225,486,261
    Note payable to FindWhat.com...............    1,229,940            --
    Other notes payable........................       20,556        12,204
                                                ------------  ------------
                                                 103,486,757   225,498,465
    Less current installments of long-term debt       (8,352)  (15,009,045)
                                                ------------  ------------
    Long-term debt, less current installments.. $103,478,405  $210,489,420
                                                ============  ============

   As of December 31, 2001, the maximum commitment under the credit facility was $300.0 million and the outstanding balance is $225.5 million. The credit facility consists of $150.0 million revolving credit loan and a $150.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2000 and 2001, the credit facility carried interest at an average rate of 7.9375% and 5.0625%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The Company must pay a quarterly unused commitment fee, which is based upon its total leverage to cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the years ended December 31, 2000 and 2001, the unused commitment fee was approximately $284,000 and $329,000, respectively. The Company has entered into interest rate hedge agreements as discussed in note 8. The credit agreement requires us to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

                         BEASLEY BROADCAST GROUP, INC.

   As of December 31, 2001, the scheduled reductions of the maximum commitment of the credit facility for the next five years and thereafter were as follows:

                               Revolving                   Total
                                Credit         Term        Credit
                                 Loan          Loan       Facility
                              ------------ ------------ ------------
            2002............. $         -- $ 15,000,000 $ 15,000,000
            2003.............           --   22,500,000   22,500,000
            2004.............   15,000,000   22,500,000   37,500,000
            2005.............   22,500,000   22,500,000   45,000,000
            2006.............   22,500,000   22,500,000   45,000,000
            Thereafter.......   90,000,000   45,000,000  135,000,000
                              ------------ ------------ ------------
                   Total..... $150,000,000 $150,000,000 $300,000,000
                              ============ ============ ============

   On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bears interest at 5.73% per annum and matured on January 14, 2002. All outstanding principal and accrued interest was due at maturity, however the Company repaid the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. The note was guaranteed by BFMA.

   On March 20, 2002, the Company entered into an amendment to its credit agreement that revised certain financial covenants.

   In addition, the maximum commitment under the revolving credit loan was reduced by $30.5 million and the outstanding balance and maximum commitment of the term loan were reduced by $19.5 million as a result of the application of the net cash proceeds from the sale of WRNO-FM and KMEZ-FM in the New Orleans market on March 20, 2002.

   As of March 20, 2002, the scheduled reductions of the revised maximum commitment of the credit facility for fiscal 2002, the next four years and thereafter are as follows:

                           Revolving                   Total
                            Credit         Term        Credit
                             Loan          Loan       Facility
                          ------------ ------------ ------------
               2002...... $         -- $ 13,050,000 $ 13,050,000
               2003......           --   19,575,000   19,575,000
               2004......   11,950,000   19,575,000   31,525,000
               2005......   17,925,000   19,575,000   37,500,000
               2006......   17,925,000   19,575,000   37,500,000
               Thereafter   71,700,000   39,150,000  110,850,000
                          ------------ ------------ ------------
                  Total.. $119,500,000 $130,500,000 $250,000,000
                          ============ ============ ============


(8)  Derivative Financial Instruments

   The Company uses interest rate collar and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the years ended December 31, 1999 and 2001, the Company paid additional interest of approximately $87,000 and $1.3 million, respectively. For the year ended December 31, 2000, the Company received additional interest of approximately $113,000. The amount received or paid is based on the differential between the specified rates of the collar and swap agreements and the variable interest rate of the credit facility.

                         BEASLEY BROADCAST GROUP, INC.

   As of December 31, 2001, the Company's collar agreements are summarized in the following chart:

                         Notional                               Estimated
   Agreement              Amount    Floor Cap   Expiration Date Fair Value
   ---------            ----------- ----- ----  --------------- -----------
   Interest rate collar $20,000,000 6.69%    8%  May 2002       $  (394,000)
   Interest rate collar $20,000,000  5.4%  7.5%  November 2002     (634,000)
   Interest rate collar $20,000,000 5.75% 7.35%  November 2002     (686,000)
   Interest rate collar $55,000,000 4.95%    7%  October 2003    (2,916,000)
                                                                -----------
                                                                $(4,630,000)
                                                                ===========

   The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. The Company, however, does not anticipate nonperformance by the counterparties. The estimated fair value of each interest rate collar agreement is based on the amounts the Company would expect to pay to terminate the agreement.

(9) Other Non-Operating Income

   On March 23, 2001, the Company received a $2.6 million payment on a related party receivable previously written off prior to the Company's initial public offering on February 11, 2000. The resulting gain is recorded in other non-operating income in the consolidated statement of operations for the year ended December 31, 2001.

(10)  Income Taxes

   Pro forma income tax benefit from continuing operations for the year ended December 31, 1999 and income tax expense (benefit) for the years ended December 31, 2000 and 2001 from continuing operations is as follows:

                                   Year ended December 31,
                            ------------------------------------
                               1999         2000        2001
                            -----------  ----------- -----------
                            (Unaudited)
               Federal:
                  Current.. $   567,000  $ 2,489,000 $(2,092,000)
                  Deferred.  (2,371,000)  20,796,000  (4,009,000)
                            -----------  ----------- -----------
                             (1,804,000)  23,285,000  (6,101,000)
               State:
                  Current..     125,000    1,109,000     245,000
                  Deferred.    (525,000)   4,604,000  (1,343,000)
                            -----------  ----------- -----------
                               (400,000)   5,713,000  (1,098,000)
                            -----------  ----------- -----------
                            $(2,204,000) $28,998,000 $(7,199,000)
                            ===========  =========== ===========

                         BEASLEY BROADCAST GROUP, INC.

   Pro forma income tax benefit for the year ended December 31, 1999 and income tax expense (benefit) for the years ended December 31, 2000 and 2001 differ from the amounts that would result from applying the federal statutory rate of 34% to the Company's loss before taxes as follows:

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                             1999         2000         2001
                                                          -----------  -----------  -----------
                                                          (Unaudited)
Expected tax benefit..................................... $(2,058,000) $  (204,000) $(9,845,000)
State income taxes, net of federal benefit...............    (280,000)     532,000     (641,000)
Establishment of deferred tax assets and liabilities upon
  conversion from a subchapter S corporation to a
  subchapter C corporation on February 11, 2000..........          --   28,297,000           --
Non-deductible impairment loss on long-lived assets......          --           --    2,380,000
Non-deductible depreciation and amortization of
  Centennial Broadcasting acquisition....................          --           --      491,000
Non-deductible amortization of minority interest
  acquisitions...........................................          --      194,000      190,000
Other....................................................     134,000      179,000      226,000
                                                          -----------  -----------  -----------
                                                          $(2,204,000) $28,998,000  $(7,199,000)
                                                          ===========  ===========  ===========

   Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                --------------------------
                                                    2000          2001
                                                ------------  ------------
     Allowance for doubtful accounts........... $    176,000  $    240,000
     Derivative financial instruments..........           --     1,788,000
     Net operating losses......................           --       623,000
     Unrealized loss on investment.............      927,000       927,000
                                                ------------  ------------
            Gross deferred tax assets..........    1,103,000     3,578,000
     Property and equipment....................     (869,000)   (1,224,000)
     Intangibles...............................  (25,633,000)  (22,401,000)
                                                ------------  ------------
            Gross deferred tax liabilities.....  (26,502,000)  (23,625,000)
                                                ------------  ------------
     Net deferred tax liabilities.............. $(25,399,000) $(20,047,000)
                                                ============  ============

   The Company expects future operations to generate sufficient taxable income to utilize its deferred tax assets. As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $1.6 million, which expire in various years through 2021.

(11)  Segment Information

   The Company operates three reportable segments comprised of 44 separate radio stations located primarily in the eastern United States. The reportable segments are in the radio broadcasting industry, providing a similar product to similar customers. Net revenues, consisting primarily of national and local advertising, are derived from domestic external sources. The Company does not rely on any major customer as a source of net revenue. The Company identifies its reportable segments based on the operating management responsibility for the segment. The chief operating decision maker uses net revenues and broadcast cash flow as measures of

                         BEASLEY BROADCAST GROUP, INC.

profitability to assess segment profit or loss and to allocate resources between the three segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information, in thousands of dollars, for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                             December 31,
                                      --------------------------
                                        1999     2000     2001
                                      -------- -------- --------
                Total assets:
                   Radio Group One... $ 97,802 $117,790 $107,357
                   Radio Group Two...   88,059  100,369  105,055
                   Radio Group Three.       --       --  106,182
                                      -------- -------- --------
                   Total............. $185,861 $218,159 $318,594
                                      ======== ======== ========

                                                     Year ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Net revenues:
   Radio Group One............................... $ 59,798  $ 68,984  $ 66,293
   Radio Group Two...............................   33,823    37,170    35,935
   Radio Group Three.............................       --        --    12,977
                                                  --------  --------  --------
   Total.........................................   93,621   106,154   115,205
                                                  --------  --------  --------
Broadcast cash flow:
   Radio Group One............................... $ 18,116  $ 21,382  $ 18,272
   Radio Group Two...............................    8,845    13,047    10,381
   Radio Group Three.............................       --        --     3,657
                                                  --------  --------  --------
   Total.........................................   26,961    34,429    32,310
                                                  --------  --------  --------
Reconciliation to loss before income taxes:
   Corporate general and administrative expenses. $ (2,764) $ (3,992) $ (4,684)
   Equity appreciation rights....................     (606)   (1,174)       --
   Format change expenses........................       --    (1,545)       --
   Employee and contract termination expenses....       --        --    (1,528)
   Depreciation and amortization.................  (16,410)  (17,409)  (27,554)
   Impairment loss on long-lived assets..........       --        --    (7,000)
   Interest expense..............................  (14,008)   (8,813)  (16,652)
   Other non-operating income (expense)..........      775    (2,096)   (3,914)
                                                  --------  --------  --------
       Loss before income taxes.................. $ (6,052) $   (600) $(29,022)
                                                  ========  ========  ========

   Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach-Boca Raton, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

   Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses, equity appreciation rights, format change expenses, employee and contract termination expenses, depreciation and amortization and impairment loss on long-lived assets.

                         BEASLEY BROADCAST GROUP, INC.

(12)  Selected Quarterly Data (Unaudited)

   The following unaudited information shows selected items for each quarter of the Company's two most recent fiscal years.

                                                       First       Second        Third        Fourth
Year ended December 31, 2001                          Quarter      Quarter      Quarter       Quarter
----------------------------                        -----------  -----------  ------------  -----------
Net revenues....................................... $25,842,721  $30,214,234  $ 28,702,673  $30,444,987
Operating income (loss)............................    (719,056)     (70,678)   (7,838,681)     172,326
Loss before cumulative effect of accounting change.  (2,623,420)  (4,100,631)  (11,543,623)  (3,530,031)
Basic and diluted net loss before cumulative effect
  of accounting change per share...................       (0.11)       (0.17)        (0.48)       (0.14)
Net loss...........................................  (2,582,420)  (4,100,631)  (11,543,623)  (3,530,031)
Basic and diluted net loss per share...............       (0.11)       (0.17)        (0.48)       (0.14)

                                        First        Second       Third      Fourth
Year ended December 31, 2000           Quarter       Quarter     Quarter     Quarter
----------------------------         ------------  ----------- ----------- -----------
Net revenues........................ $ 22,786,805  $27,080,918 $28,032,797 $28,253,120
Operating income....................      762,641    3,591,205   3,608,726   2,346,479
Net income (loss)...................  (29,405,604)     986,757     780,077  (1,958,917)
Basic and diluted net loss per share        (1.39)        0.04        0.03       (0.08)

(13)  Related Party Transactions

   Notes receivable totaling $4.8 million are due from from Beasley Family Towers, Inc. ("BFT"), which is a corporation owned by George G. Beasley, Bruce
G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the year ended December 31, 2001, interest income on the notes receivable from BFT was approximately $342,000.

   In December 2001, Beasley Family Towers, Inc. built a new tower for WGAC-AM in the Augusta, Georgia market and the Company forgave the indebtedness of approximately $163,000 associated with the note for the original tower. The new tower is leased to the Company on terms identical to the lease for the original tower.

   The Company leases office and studio broadcasting space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. For each of the years ended December 31, 1999, 2000 and 2001, rental expense paid to Mr. Beasley was approximately $96,000, $96,000 and $102,000, respectively.

   The Company leases a radio tower in Augusta, Georgia from Wintersrun Communications, Inc. ("WCI"), which is owned by George G. Beasley and Brian E. Beasley. For the years ended December 31, 1999, 2000 and 2001, rental expense paid to WCI was approximately $21,000, $21,000 and $23,000, respectively.

   The Company leases office and studio broadcasting space in Boca Raton, Florida from BFT. For the years ended December 31, 2000 and 2001, rental expense paid to BFT was approximately $42,000 and $74,000, respectively.

   The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp. ("BBMC"), which is wholly-owned by George G. Beasley. For the years ended December 31, 1999, 2000 and 2001, rental expense paid to BBMC was approximately $89,000 for each year.

   The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the year ended December 31, 2001, rental expense paid to BFT was approximately $515,000.

                         BEASLEY BROADCAST GROUP, INC.

   As of December 31, 2001, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

                         2002............. $   672,000
                         2003.............     682,000
                         2004.............     692,000
                         2005.............     582,000
                         2006.............     587,000
                         Thereafter.......   6,878,000
                                           -----------
                                Total..... $10,093,000
                                           ===========

   The Company's Co-Chief Operating Officer and Vice Chairman of the Board of Directors, Allen B. Shaw, owned approximately 8.5% of Centennial Broadcasting, LLC and received a distribution of approximately $6.1 million, subject to certain conditions, as a result of the acquisition of Centennial Broadcasting as of February 1, 2001.

   The Company had a management agreement with BBMC. For the year ended December 31, 1999, management fee expense under the agreement was approximately $2.8 million. From January 1, 2000 to February 10, 2000, management fee expense under the agreement was approximately $447,000.

   Notes payable to related parties were repaid in full on February 16, 2000. For the year ended December 31, 1999, interest expense on notes payable to related parties was approximately $642,000. From January 1, 2000 to February 16, 2000, interest expense on notes payable to related parties was approximately $80,000.

   Notes receivable from stockholders were repaid in full on February 16, 2000. For the year ended December 31, 1999, interest income on notes receivable from related parties was approximately $707,000. From January 1, 2000 to February 16, 2000, interest income on notes receivable from related parties was approximately $135,000.

   Distributions to stockholders of the S corporations during the year ended December 31, 1999 were approximately $4.9 million. From January 1, 2000 to February 10, 2000, distributions to stockholders of BFMA were approximately $2.3 million.

(14)  Fair Value of Financial Instruments

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

  . Credit facility--The fair value approximates carrying value due to the interest rate being based on current market rates.

  . Hedge agreements--The Company has entered into various agreements to hedge against the potential impact of increases in interest rates on the credit facility. The estimated fair value of these agreements is summarized in note 8.

                         BEASLEY BROADCAST GROUP, INC.

(15)  Commitments and Contingencies

   The Company leases property and equipment from third parties under one- to forty-year operating leases. For the years ended December 31, 1999, 2000 and 2001, lease expense was approximately $1.8 million, $2.1 million and $2.3 million, respectively. As of December 31, 2001, future minimum lease payments to third parties for the next five years and thereafter are summarized as follows:

                         2002............. $ 1,662,000
                         2003.............   1,613,000
                         2004.............   1,271,000
                         2005.............   1,107,000
                         2006.............   1,116,000
                         Thereafter.......   5,716,000
                                           -----------
                                Total..... $12,485,000
                                           ===========

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

   In 1997, the Company entered into contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports franchises. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises for a five year term which began in 1997. The contracts require the Company to pay fees and to provide commercial advertising and other considerations. As of December 31, 2001, remaining payments of fees are as follows: $359,000 in 2002. For the years ended December 31, 1999, 2000 and 2001, the contract expense calculated on a straight-line basis and other direct expenses exceeded related revenues by approximately $3.5 million, $4.0 million and $3.7 million, respectively.

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

(16)  Equity Plan

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

                         BEASLEY BROADCAST GROUP, INC.

   As of December 31, 2001, there were 329,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options outstanding as of December 31, 2001 was $8.84 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected life of 7 years, expected volatility of 50%, risk-free interest rate of 3.54% to 5.33%, and no expected dividend yield.

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            Year ended December 31,
                                          --------------------------
                                              2000          2001
                                          ------------  ------------
          Net loss:
             As reported................. $(29,597,687) $(21,756,705)
             Pro forma...................  (33,071,326)  (26,393,645)
          Net loss per share:
             Basic and diluted...........        (1.26)        (0.90)
             Pro forma basic and diluted.        (1.41)        (1.09)

   Stock option activity during the periods indicated is as follows:

                                                         Weighted-
                                                          Average
                                              Number of  Exercise
                                               Shares      Price
                                              ---------  ---------
              Balance as of February 11, 2000        --       --
                 Granted..................... 2,607,000   $15.26
                 Exercised...................        --       --
                 Forfeited...................   (25,000)   14.48
                 Expired.....................        --       --
                                              ---------   ------
              Balance as of December 31, 2000 2,582,000   $15.27
                 Granted.....................   105,000    14.43
                 Exercised...................        --       --
                 Forfeited...................   (16,000)   15.02
                 Expired.....................        --       --
                                              ---------   ------
              Balance as of December 31, 2001 2,671,000   $15.24
                                              =========   ======

   As of December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.94-$15.50 and 8.2 years, respectively.

   As of December 31, 2001, the number of options exercisable was 787,565 and the weighted-average exercise price of those options was $15.39.

                         BEASLEY BROADCAST GROUP, INC.

                         FINANCIAL STATEMENT SCHEDULE

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1999, 2000 and 2001

                                       Column B  Column C            Column E
                                      Balance at Provision Column D   Balance
                                      Beginning   for Bad   Charge    at End
      Column A Description            of Period    Debts     Offs    of Period
      --------------------            ---------- --------- --------- ---------
  Year ended December 31, 1999:
     Allowance for doubtful accounts.  589,352     803,074   832,144  560,282
  Year ended December 31, 2000:
     Allowance for doubtful accounts.  560,282   1,673,939 1,627,074  607,147
  Year ended December 31, 2001:
     Allowance for doubtful accounts.  607,147   1,265,669 1,250,963  621,853

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2002 proxy statement for the 2002 Annual Meeting of Stockholders to be held April 23, 2002, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Officers Compensation" in the 2002 proxy statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 2002 proxy statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2002 proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended December 31, 2001.

   (c) Exhibits.

Exhibit
Number  Description
------  -----------

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

  2.4   Asset purchase agreement of radio stations WKXC-FM and WSLT-FM in Augusta, Georgia, dated
        November 13, 2000.(4)

  2.5   Agreement of purchase and sale of assets by and among Beasley FM Acquisition Corp., Beasley
        Broadcasting of Nevada, LLC, KJUL License, LLC, Wilks Broadcasting, LLC and Wilks License Co.,
        LLC, dated as of October 31, 2001.(5)

  3.1   Third amended and restated bylaws of the Registrant.(6)

 10.1   George G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated
        January 31, 2000.(7)

 10.2   Bruce G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated
        January 31, 2000.(7)

 10.3   B. Caroline Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated
        January 31, 2000.(7)

 10.4   Brian E. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated
        January 31, 2000.(7)

 10.5   The 2000 Equity Plan of Beasley Broadcast Group, Inc.(7)

 10.6   Credit agreement between Beasley Mezzanine Holdings, LLC and Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated August
        31, 2000.(8)

 10.7   Allen B. Shaw executive employment agreement with Beasley Mezzanine Holdings, LLC, dated
        February 1, 2001.(4)

 10.8   First amendment to credit agreement between Beasley Mezzanine Holdings, LLC and Fleet National
        Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-
        documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated August 14, 2001.(9)

 10.9   Time brokerage agreement by and among Beasley Broadcasting of Nevada, LLC, KJUL License, LLC and Wilks Broadcasting, LLC, dated as of October 31, 2001.(10)

Exhibit
Number  Description
------  -----------

 10.10  Second amendment to credit agreement between Beasley Mezzanine Holdings, LLC and Fleet National
        Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-
        documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated March 20, 2002.

  21.1  Subsidiaries of the Company. (11)

  23.1  Consent of KPMG LLP.

--------
(1) Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Current Report on Form 8-K dated June 2, 2000.
(2) Incorporated by reference to Exhibit 2.2 to Beasley Broadcast Group's Current Report on Form 8-K dated December 13, 2000.
(3) Incorporated by reference to Exhibit 2.3 to Beasley Broadcast Group's Current Report on Form 8-K dated January 31, 2001.
(4) Incorporated by reference to Exhibit 2.6 to Beasley Broadcast Group's Annual Report on Form 8-K dated February 13, 2001.
(5) Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Quarterly Report on Form 10-K dated November 9, 2001.
(6) Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group's Annual Report on Form 10-K dated February 13, 2001.
(7) Incorporated by reference to Beasley Broadcast Group's Registration Statement on Form S-1 (333-91683).
(8) Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group's Quarterly Report on Form 10-Q dated November 7, 2000.
(9) Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group's Quarterly Report on Form 10-Q dated November 9, 2001.
(10) Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group's Quarterly Report on Form 10-Q dated November 9, 2001.
(11) Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group's Quarterly Report on Form 10-Q dated August 14, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BEASLEY BROADCAST GROUP, INC.

                                               By:    /s/  GEORGE G. BEASLEY
                                                   -----------------------------
                                                         George G. Beasley
                                                       Chairman of the Board
                                                    and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----
   /s/  GEORGE G. BEASLEY     Chairman of the Board and     March 27, 2002
------------------------------  Chief Executive Officer
      George G. Beasley
    /s/  BRUCE G. BEASLEY     President, Co-Chief Operating March 27, 2002
------------------------------  Officer and Director
      Bruce G. Beasley
     /s/  Allen B. Shaw       Vice-Chairman of the Board
                                and Co-Chief Operating      March 27, 2002
------------------------------  Officer
        Allen B. Shaw
    /s/  CAROLINE BEASLEY     Vice President, Chief
                                Financial Officer,
                                Secretary, Treasurer and    March 27, 2002
------------------------------  Director
      Caroline Beasley
    /s/  BRIAN E. BEASLEY     Vice President of Operations  March 27, 2002
------------------------------  and Director
      Brian E. Beasley
       /s/  JOE B. COX        Director                      March 27, 2002
------------------------------
         Joe B. Cox
     /s/  MARK S. FOWLER      Director                      March 27, 2002
------------------------------
       Mark S. Fowler
   /s/  HERBERT W. MCCORD     Director                      March 27, 2002
------------------------------
      Herbert W. McCord