Form 10-Q
period 2002-03-31
BEASLEY BROADCAST GROUP INC
filed 2002-05-09
CIK 1099160

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

                 For the Quarterly Period Ended March 31, 2002

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

     Class A Common Stock, $.001 par value, 7,252,068 Shares Outstanding as of May 8, 2002

     Class B Common Stock, $.001 par value, 17,021,373 Shares Outstanding as of May 8, 2002

================================================================================

                                     INDEX

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
                                                      PART I

                                              FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                                                        1

          Consolidated Balance Sheets of Beasley Broadcast Group, Inc. as of December 31, 2001 and March 31,      1
          2002

          Consolidated Statements of Operations of Beasley Broadcast Group, Inc. for the Three Months Ended       2
          March 31, 2001 and March 31, 2002

          Consolidated Statements of Cash Flows of Beasley Broadcast Group, Inc. for the Three Months Ended       3
          March 31, 2001 and March 31, 2002

          Notes to Consolidated Financial Statements                                                              4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                             14

                                                     PART II

                                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                      16

Item 2.   Changes in Securities and Use of Proceeds                                                              16

Item 3.   Defaults Upon Senior Securities                                                                        16

Item 4.   Submission of Matters to a Vote of Security Holders                                                    16

Item 5.   Other Information                                                                                      16

Item 6.   Exhibits and Reports on Form 8-K                                                                       16

SIGNATURES                                                                                                       17

                         PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         BEASLEY BROADCAST GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,         March 31,
                                                                                        2001              2002
                                                                                   -------------      -------------
                                                                                               (Unaudited)
                                      Assets
Current assets:
    Cash and cash equivalents                                                        $ 4,998,526        $ 1,238,065
    Accounts receivable, less allowance for doubtful accounts of $621,853 in
      2001 and $333,338 in 2002                                                       20,086,094         16,852,803
    Trade sales receivable                                                             1,135,628            805,428
    Other receivables                                                                  3,079,552          3,131,837
    Prepaid expenses and other                                                         1,483,766          3,831,182
    Deferred tax assets                                                                1,525,000          3,533,219
                                                                                   -------------      -------------
      Total current assets                                                            32,308,566         29,392,534
Notes receivable                                                                       4,698,492          8,013,789
Property and equipment, net                                                           20,259,684         18,431,413
FCC broadcasting licenses                                                            240,280,537        201,828,987
Goodwill                                                                              12,095,384         11,973,571
Other intangibles, net                                                                 5,758,635          5,181,485
Investments                                                                              650,002            650,002
Other assets                                                                           2,542,376          2,654,676
                                                                                   -------------      -------------
      Total assets                                                                 $ 318,593,676      $ 278,126,457
                                                                                   =============      =============

                  Total Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                          $ 15,009,045       $ 14,690,480
    Accounts payable                                                                   3,189,388            446,035
    Accrued expenses                                                                   5,296,211          5,227,219
    Trade sales payable                                                                1,206,720          1,432,522
    Derivative financial instruments                                                   1,714,000          1,079,000
                                                                                   -------------      -------------
      Total current liabilities                                                       26,415,364         22,875,256
Long-term debt, less current installments                                            210,489,420        188,043,287
Derivative financial instruments                                                       2,916,000          2,400,000
Deferred tax liabilities                                                              21,572,000         17,884,114
                                                                                   -------------      -------------
      Total liabilities                                                              261,392,784        231,202,657
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued                    -                  -
Class A common stock, $.001 par value, 150,000,000 shares authorized,
    7,252,068 issued and outstanding                                                       7,252              7,252
Class B common stock, $.001 par value, 75,000,000 shares authorized,
    17,021,373 issued and outstanding                                                     17,021             17,021
Additional paid-in capital                                                           106,633,932        106,633,932
Accumulated deficit                                                                  (49,457,313)       (59,734,405)
                                                                                   -------------      -------------
      Stockholders' equity                                                            57,200,892         46,923,800
                                                                                   -------------      -------------
      Total liabilities and stockholders' equity                                   $ 318,593,676      $ 278,126,457
                                                                                   =============      =============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                         2001                2002
                                                                                   -----------------   -----------------
                                                                                                 (Unaudited)
Net revenues                                                                       $     25,842,721    $     24,894,353
                                                                                   -----------------   -----------------
Costs and expenses:
    Program and production                                                                6,215,003           5,969,024
    Sales and advertising                                                                 8,824,558           7,982,129
    Station general and administrative                                                    4,322,947           4,019,626
    Corporate general and administrative                                                  1,160,524           1,229,175
    Depreciation and amortization                                                         6,038,745           1,021,786
                                                                                   -----------------   -----------------
      Total costs and expenses                                                           26,561,777          20,221,740
        Operating income (loss)                                                            (719,056)          4,672,613
Other income (expense):
    Interest expense                                                                     (3,703,401)         (4,024,772)
    Loss on investments                                                                  (1,235,807)                  -
    Other non-operating expenses                                                                  -            (332,858)
    Gain (loss) on change in fair value of derivative financial instruments              (1,037,000)          1,151,000
    Interest income                                                                         119,350             101,061
    Other non-operating income                                                            2,636,494               3,200
                                                                                   -----------------   -----------------
        Income (loss) before income taxes                                                (3,939,420)          1,570,244
Income tax benefit                                                                       (1,316,000)           (275,055)
                                                                                   -----------------   -----------------
        Income (loss) before cumulative effect of accounting change                      (2,623,420)          1,845,299
Cumulative effect of accounting change (net of income tax effect)                            41,000         (12,122,391)
                                                                                   -----------------   -----------------
        Net loss                                                                   $     (2,582,420)   $    (10,277,092)
                                                                                   =================   =================
Basic and diluted net loss per share:
    Income (loss) before cumulative effect of accounting change                    $          (0.11)   $           0.08
    Cumulative effect of accounting change                                                        -               (0.50)
                                                                                   -----------------   -----------------
    Net loss                                                                       $          (0.11)   $          (0.42)
                                                                                   =================   =================
Basic common shares outstanding                                                          24,273,441          24,273,441
                                                                                   =================   =================
Diluted common shares outstanding                                                        24,314,892          24,304,630
                                                                                   =================   =================

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Three months ended March 31,
                                                                                                 -----------------------------------
                                                                                                       2001                2002
                                                                                                 -----------------   ---------------
                                                                                                              (Unaudited)
Cash flows from operating activities:
    Net loss                                                                                      $  (2,582,420)      $ (10,277,092)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                   6,038,745           1,021,786
      Impairment losses on FCC broadcasting licenses and goodwill                                             -          17,481,717
      Loss on investments                                                                             1,235,807                   -
      (Gain) loss on change in fair value of derivative financial instruments                           971,000          (1,151,000)
      Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
         Decrease in receivables                                                                      2,903,063           3,513,408
         (Increase) decrease in prepaid expenses and other                                              477,270          (2,347,416)
         Increase in other assets                                                                    (1,358,410)           (112,300)
         Increase (decrease) in payables and accrued expenses                                         2,374,749          (2,610,015)
         Decrease in deferred tax liabilities                                                        (1,291,000)         (5,696,105)
                                                                                                 --------------      --------------
           Net cash provided by (used in) operating activities                                        8,768,804            (177,017)
                                                                                                 --------------      --------------
Cash flows from investing activities:
    Expenditures for property and equipment                                                            (678,241)           (501,247)
    Payments for acquisitions of radio stations                                                    (116,305,753)                  -
    Payments for signal upgrade                                                                      (2,477,000)                  -
    Proceeds from disposition of radio stations                                                               -          19,650,000
    Payments from related parties                                                                        18,191              32,501
                                                                                                 --------------      --------------
           Net cash provided by (used in) investing activities                                     (119,442,803)         19,181,254
                                                                                                 --------------      --------------
Cash flows from financing activities:
    Proceeds from issuance of indebtedness                                                          113,500,000                   -
    Principal payments on indebtedness                                                                   (2,030)        (22,764,698)
                                                                                                 --------------      --------------
           Net cash provided by (used in) financing activities                                      113,497,970         (22,764,698)
                                                                                                 --------------      ---------------
Net increase (decrease) in cash and cash equivalents                                                  2,823,971          (3,760,461)
Cash and cash equivalents at beginning of period                                                      5,742,628           4,998,526
                                                                                                 --------------      --------------
Cash and cash equivalents at end of period                                                        $   8,566,599       $   1,238,065
                                                                                                 ==============      ==============
Cash paid for interest                                                                            $   2,132,571       $   4,304,476
                                                                                                 ==============      ==============
Cash paid for income taxes                                                                        $      17,721       $     293,132
                                                                                                 ==============      ==============
Supplement disclosure of non-cash investing and financing activities:
    Equity investment acquired through placement of advertising air time                          $     362,080       $           -
                                                                                                 ==============      ==============
    Principal payments on indebtedness through placement of advertising air time                  $     527,083       $           -
                                                                                                 ==============      ==============
    Note received as partial consideration for disposition of radio stations                      $           -       $   3,350,000
                                                                                                 ==============      ==============

See accompanying notes to consolidated financial statements

                         BEASLEY BROADCAST GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Interim Financial Statements

     In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. ("the Company") for the interim periods presented. Results of the first quarter of 2002 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Accounting Change

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142.

     In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the three months ended March 31, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income approximately $12.1 million and earnings per share $0.50.

     The changes in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2002 are as follows:

                                                     Radio              Radio            Radio
                                                     Group              Group            Group
                                                      One                Two             Three             Total
                                                ---------------      -------------    ------------     --------------
Balances as of January 1, 2002                  $   61,589,091       $  79,629,896    $  99,061,550    $  240,280,537
Impairment losses                                            -                   -      (17,411,300)      (17,411,300)
FCC broadcasting licenses written off
 related to disposition of radio stations                    -                   -      (21,040,250)      (21,040,250)
                                                --------------       -------------    -------------    --------------
Balances as of March 31, 2002                   $   61,589,091       $  79,629,896    $  60,610,000    $  201,828,987
                                                ==============       =============    =============    ==============

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                     Radio              Radio            Radio
                                                     Group              Group            Group
                                                      One                Two             Three           Total
                                                -------------     -------------     ------------     -------------
Balances as of January 1, 2002                  $   8,892,865     $   3,080,706     $   121,813      $  12,095,384
Impairment losses                                           -                 -         (70,417)           (70,417)
Goodwill written off related to
 disposition of radio stations                              -                 -         (51,396)           (51,396)
                                                -------------     -------------     -----------      -------------
Balances as of March 31, 2002                   $   8,892,865     $   3,080,706     $         -      $  11,973,571
                                                =============     =============     ===========      =============

                         BEASLEY BROADCAST GROUP, INC.

     The following information presents the impact on net loss and net loss per share had FCC broadcasting licenses and goodwill not been amortized during 2001:

                                                                Three months ended March 31,
                                                         --------------------------------------------
                                                                2001                    2002
                                                         -----------------      ---------------------
Net loss                                                 $      (2,582,420)     $         (10,277,092)
Add back: FCC broadcasting licenses amortization
(net of income tax effect)                                       2,920,552                          -
Add back: Goodwill amortization (net of income tax
effect)                                                            151,908                          -
                                                         -----------------      ---------------------
Adjusted net income (loss)                               $         490,040      $         (10,277,092)
                                                         =================      =====================

Basic and diluted income (loss) per share:
   Net loss                                              $           (0.11)     $               (0.42)
   FCC broadcasting licenses amortization                             0.12                          -
   Goodwill amortization                                              0.01                          -
                                                         -----------------      ---------------------
   Adjusted net income (loss)                            $            0.02      $               (0.42)
                                                         =================      =====================
Basic common shares outstanding                                 24,273,441                 24,273,441
                                                         =================      =====================
Diluted common shares outstanding                               24,314,892                 24,304,630
                                                         =================      =====================

(3)  Other Intangibles

     Other intangibles, at cost, is comprised of the following:

                                               December 31, 2001                                  March 31, 2002
                                 -------------------------------------------      -------------------------------------------
                                    Gross carrying            Accumulated            Gross carrying            Accumulated
                                        amount                amortization               amount                amortization
                                 -------------------     -------------------      -------------------     -------------------
Amortized intangible assets:
   Loan fees                     $         5,302,268     $          (787,041)     $         5,302,268     $          (980,995)
   Other intangibles                       1,688,227                (444,819)               1,304,273                (444,061)
                                 -------------------     -------------------      -------------------     -------------------
                                 $         6,990,495     $        (1,231,860)     $         6,606,541     $        (1,425,056)
                                 ===================     ===================      ===================     ===================

     As of January 1, 2002, estimated amortization expense for the next five years is summarized as follows:

     2002                                                         $944,000
     2003                                                          936,000
     2004                                                          936,000
     2005                                                          875,000
     2006                                                          711,000

(4)  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its evaluation of SFAS 143; however, management does not anticipate that the adoption of SFAS 143 will have a material impact on the Company's earnings or financial position upon adoption.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144 with no material impact on its consolidated financial statements.

                         BEASLEY BROADCAST GROUP, INC.

(5)  Completed Disposition

     On March 20, 2002, the Company completed the disposition of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the disposition of these stations the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. The Company used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under its credit facility. The Company recorded a pre-tax loss of $297,000 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the three months ended March 31, 2002.

(6)  Long-Term Debt

     On March 20, 2002, the Company entered into an amendment to its credit agreement that revised certain financial covenants and the maximum commitment under its credit facility.

     As of March 31, 2002, the maximum commitment under the credit facility is $246.7 million and the outstanding balance is $202.7 million. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company's debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2001 and March 31, 2002, the credit facility carried interest at an average rate of 5.0625% and 5.1729%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The Company has entered into interest rate hedge agreements to reduce the potential impact of changes in interest rates on its credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. The loans are secured by substantially all assets of the Company.

(7)  Income Taxes

     The Company's effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three months ended March 31, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of the Company's 2001 income tax returns.

(8)  Loss Per Share

  Loss per share calculation information is as follows:

                                                                               Three months ended March 31,
                                                                       -------------------------------------------
                                                                               2001                    2002
                                                                       ------------------      -------------------
Numerator:
   Net loss                                                                   $(2,582,420)            $(10,277,092)
Denominator for basic loss per share:
   Weighted average shares                                                     24,273,441               24,273,441
Effect of dilutive securities ---
   Stock options                                                                   41,451                   31,189
                                                                       ------------------      -------------------
Denominator for diluted loss per share:
   Weighted average shares adjusted for dilutive securities                    24,314,892               24,304,630
                                                                       ==================      ===================
Basic and diluted loss per share                                                    (0.11)                   (0.42)
                                                                       ==================      ===================

                         BEASLEY BROADCAST GROUP, INC.

(9)  Segment Information

  Segment information is as follows:

                                                                               Three months ended March 31,
                                                                      --------------------------------------------
                                                                             2001                     2002
                                                                      -------------------      -------------------
Net revenues:
   Radio Group One                                                            $16,078,207              $14,370,706
   Radio Group Two                                                              7,326,109                8,217,009
   Radio Group Three                                                            2,438,405                2,306,638
                                                                      -------------------      -------------------
   Total net revenues                                                          25,842,721               24,894,353
                                                                      -------------------      -------------------

Broadcast cash flow:
   Radio Group One                                                            $ 4,738,499              $ 3,846,510
   Radio Group Two                                                              1,215,352                2,501,654
   Radio Group Three                                                              526,362                  575,410
                                                                      -------------------      -------------------
   Total broadcast cash flow                                                    6,480,213                6,923,574
                                                                      -------------------      -------------------

Reconciliation to income (loss) before income taxes:
   Corporate general and administrative                                       $(1,160,524)             $(1,229,175)
   Depreciation and amortization                                               (6,038,745)              (1,021,786)
   Interest expense                                                            (3,703,401)              (4,024,772)
   Other non-operating income                                                     483,037                  922,403
                                                                      -------------------      -------------------
      Income (loss) before income taxes                                       $(3,939,420)             $ 1,570,244
                                                                      ===================      ===================

     Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach-Boca Raton, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

     Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses and depreciation and amortization.

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial free for any period of time, and changes in the radio broadcasting industry generally. Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

     Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Net revenues, broadcast cash flow and other financial information for these segments are contained in the notes to our unaudited consolidated financial statements included in Item 1 of this report.

     Several factors may adversely affect a radio broadcasting company's performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase listenership and Arbitron ratings. However, because Arbitron reports ratings quarterly in most of our markets, any change in ratings, and therefore changes in advertising revenues, tend to lag behind the incurrence of advertising and promotional spending.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash paid for expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our inventory, we minimize our use of trade agreements and have generally held barter revenues under 5% of our gross revenues and barter related broadcast cash flow under 3% of our broadcast cash flow.

     We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year's corresponding period, including the effect of barter revenues and expenses. These results exclude two radio stations acquired in the Augusta market during the second quarter of 2001 and two radio stations that were sold in the New Orleans market during the first quarter of 2002.

     Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses and depreciation and amortization. Although broadcast cash flow is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that this measure is useful to an investor in evaluating our performance. This measure is widely used in the broadcast industry to evaluate a radio company's operating performance. However, you should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow is not calculated in accordance with generally accepted accounting principles, it is not necessarily comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Recent Events

     On March 20, 2002, we completed the disposition of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the disposition of these stations we received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. We used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under our credit facility. We recorded a pre-tax loss of $297,000 on the disposition.

     On March 20, 2002, we entered into an amendment to our credit agreement that revised certain financial covenants and the maximum commitment under our credit facility. The maximum commitment under our revolving credit loan was reduced by $30.5 million and the outstanding balance and maximum commitment of our term loan was reduced by $19.5 million as a result of the application of the net cash proceeds from the sale of two radio stations in the New Orleans market on March 20, 2002.

Results of Operations

     Net revenues and station operating expenses for the three months ended March 31, 2002, increased due to the inclusion of three months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed on February 1, 2001 and April 2, 2001, respectively. In March 2002, we completed the disposition of two radio stations in the New Orleans market. During the first quarter of 2002, the purchaser operated these stations under a time brokerage agreement until their disposition on March 20, 2002, which contributed to lower net revenues and station operating expenses during the three months ended March 31, 2002. In addition, we completed our barter agreements with eTour, Inc. and FindWhat.com during May 2001 and October 2001, respectively, which contributed to lower net revenues during the three months ended March 31, 2002.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This standard contributed to lower amortization expense for the three months ended March 31, 2002. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the three months ended March 31, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50.

     Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three months ended March 31, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of our 2001 income tax returns.

Three Months ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Net Revenue. Net revenue decreased 3.7% to $24.9 million for the three months ended March 31, 2002 from $25.8 million for the three months ended March 31, 2001. The decrease was primarily due to our barter agreements with FindWhat.com and eTour, Inc., which were completed during May 2001 and October 2001, respectively, and not replaced in 2002. Our 2002 net revenues increased due to the inclusion of three months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed on February 1, 2001 and April 2, 2001, respectively; however, this increase was offset by a decrease at the two radio stations under a time brokerage agreement in the New Orleans market from the fourth quarter of 2001 until their disposition at the end of the first quarter of 2002. On a same station basis, net revenues decreased 5.2% to $24.1 million for the three months ended March 31, 2002 from $25.4 million for the three months ended March 31, 2001. This decrease was primarily due to the barter agreements with FindWhat.com and eTour, Inc., which were completed during 2001 and not replaced in 2002.

     Station Operating Expenses. Station operating expenses decreased 7.2% to $18.0 million for the three months ended March 31, 2002 from $19.4 million for the three months ended March 31, 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was primarily due to the absence of non-recurring promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. The decrease was also due to a decrease in station operating expenses at two radio stations under a time brokerage agreement in the New Orleans market from the fourth quarter of 2001 until their disposition at the end of the first quarter of 2002. These decreases were partially offset by increased station operating expenses due to the inclusion of three months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed on February 1, 2001 and April 2, 2001, respectively. On a same station basis, station operating expenses decreased 9.1% to $17.5 million for the three months ended March 31, 2002 from $19.2 million for the three months ended March 31, 2001. This decrease was primarily due to the absence of non-recurring promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market.

     Broadcast Cash Flow. Broadcast cash flow increased 6.8% to $6.9 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. On a same station basis, broadcast cash flow increased 7.0% to $6.6 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001. The increase in actual and same station broadcast cash flow was primarily due to the absence of non-recurring promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market; however, this increase was offset by a decrease in net revenue due to the barter agreements with FindWhat.com and eTour, Inc., which were completed during 2001 and not replaced in 2002.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 5.9% to $1.22 million for the three months ended March 31, 2002 from $1.16 million for the three months ended March 31, 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices. The increase is primarily due to increased directors and officers insurance coverage and an increase in general business insurance premiums.

     Depreciation and Amortization. Depreciation and amortization decreased 83.1% to $1.0 million for the three months ended March 31, 2002 from $6.0 million for the three months ended March 31, 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which required that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

     Interest Expense. Interest expense increased 8.7% to $4.0 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001. The increase was primarily due to financing our radio station acquisitions in the Las Vegas, New Orleans and Augusta markets during 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility

  Net Loss. Net loss for the three months ended March 31, 2002 was $10.3 million compared to a net loss of $2.6 million for the three months ended March 31, 2001. The change was primarily due to the adoption of SFAS 142, which resulted in a $12.1 million impairment loss, net of income tax effect, recorded as a cumulative effect of accounting change. The net loss for 2002 also includes a $1.2 million gain in the fair value of our derivative financial instruments. The net loss for 2001 includes a $1.2 million loss on investment, a $971,000 loss in the fair value of our derivative financial instruments and a $2.6 million gain on a previously written off related party receivable.

Liquidity and Capital Resources

     Overview. Our primary sources of liquidity are internally-generated cash flow and our credit facility. Our liquidity needs have been and are expected to continue to be for working capital, debt service, radio station acquisitions and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

     .  internally-generated cash flow;

     .  our credit facility;

     . additional borrowings, other than under our existing credit facility, to the extent permitted; and

     .  additional equity offerings.

     As of March 31, 2002, we held $1.2 million in cash and cash equivalents and had $44.0 million in remaining commitments under our credit facility; however, our financial covenants as of March 31, 2002 would have limited additional borrowings to $15.4 million.

     Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $177,000 for the three months ended March 31, 2002. Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2001. The change is primarily due to a $3.1 million increase in cash paid for station operating expenses and a $2.2 million increase in cash paid for interest during 2002 and the receipt of $2.6 million from a previously written off related party receivable in 2001.

     Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $19.2 million for the three months ended March 31, 2002. Net cash used in investing activities was $119.4 million for the three months ended March 31, 2001. The change is primarily due to the receipt of cash proceeds totaling $19.65 million from the disposition of two radio stations in the New Orleans market for $23 million in 2002, compared to the $116.3 million acquisition of three radio stations in the Las Vegas market and three radio stations in the New Orleans market in 2001. In addition, net cash used in investing activities increased in 2001 by $2.5 million for a signal upgrade in the Las Vegas market.

     Net Cash Provided by (Used in) by Financing Activities. Net cash used in financing activities was $22.8 million for the three months ended March 31, 2002. Net cash provided by financing activities was $113.5 million for the three months ended March 31, 2001. The change is primarily due to a $19.5 million repayment of the credit facility with cash proceeds from the disposition of two radio stations in the New Orleans market and a scheduled $3.3 million repayment of the credit facility in 2002. In 2001, we financed the acquisition of three radio stations in the Las Vegas market and three radio stations in the New Orleans market in 2001 with $113.5 million of borrowings under our credit facility.

     Credit Facility. As of March 31, 2002, the maximum commitment under our credit facility was $246.7 million and the outstanding balance was $202.7 million. The credit facility consists of a $119.5 million revolving credit loan and a $127.2 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by our debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of March 31, 2002, the credit facility carried interest at an average rate of 5.1729%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit agreement requires us to maintain certain financial ratios and includes restrictive covenants. The loans are secured by substantially all of our assets.

     The scheduled reductions of the maximum commitment of the credit facility for fiscal 2002, the next four years and thereafter are as follows:

                                                                       Revolving                                    Total Credit
                                                                      Credit Loan               Term Loan              Facility
                                                               ------------------------    -------------------    ----------------
               2002                                                    $          -           $ 13,050,000           $ 13,050,000
               2003                                                               -             19,575,000             19,575,000
               2004                                                      11,950,000             19,575,000             31,525,000
               2005                                                      17,925,000             19,575,000             37,500,000
               2006                                                      17,925,000             19,575,000             37,500,000
               Thereafter                                                71,700,000             39,150,000            110,850,000
                                                               --------------------    -------------------    -------------------
                  Total                                                $119,500,000           $130,500,000           $250,000,000
                                                               ====================    ===================    ===================

     We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three months ended March 31, 2002, our unused commitment fee was $66,000.

     We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. On March 20, 2002, we entered into an amendment to our credit agreement that revised certain financial covenants as follows:

  . Maximum Total Leverage Test. As of March 31, 2002, our total debt must not exceed 7.25 times our operating cash flow for the four quarters ending on that day. For the period from April 1, 2002 through June 30, 2002, the maximum ratio is 7.0 times. For the period from July 1, 2002 through September 30, 2002, the maximum ratio is 6.75 times. For the period from October 1, 2002 through December 31, 2002, the maximum ratio is 6.25 times. For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.0 times. For the period from April 1, 2003 through December 31, 2003, the maximum ratio is 5.5 times. For the period from January 1, 2004 through December 31, 2004, the maximum ratio is 5.0 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times. The operating cash flow definition through September 30, 2002 excludes certain losses associated with the Florida Marlins sports contract.

  . Minimum Interest Coverage Test. From April 1, 2002 through June 30, 2002, our operating cash flow for the four quarters ending on the last day of each quarter must not be less than 1.6 times the amount of our interest expense. From July 1, 2002 through September 30, 2002, the minimum ratio is 1.75 times. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

  . Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.05 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

     As of March 31, 2002, we were in compliance with all applicable financial covenants. As of March 31, 2002, our total leverage ratio was 6.74 times operating cash flow, our interest coverage ratio was 1.73 times interest expense, and our fixed charges ratio was 1.29 times fixed charges.

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

  . sell, assign, pledge, encumber or dispose of capital stock; or

  . change the nature of our business.

Contractual Cash Obligations

  Our contractual cash obligations for the remainder of fiscal year 2002 and thereafter consist of the following:

                                                        April 1 to
                                                       December 31,        2003             2005
                                         Total             2002           to 2004          to 2006        Thereafter
                                     -------------     ------------    -------------    -------------    -------------
Long-term debt (1)                    $202,734,000      $ 9,795,000      $51,103,000      $75,000,000      $66,836,000
Operating leases                        21,995,000        1,751,000        4,258,000        3,392,000       12,594,000
Other operating contracts (2)           16,301,000        5,904,000        8,594,000        1,803,000              ---
                                     -------------     ------------    -------------    -------------    -------------
Total contractual cash obligations    $241,030,000      $17,450,000      $63,955,000      $80,195,000      $79,430,000
                                     =============     ============    =============    =============    =============

(1) The maturity on our credit facility could be accelerated if we do not maintain certain covenants.

(2) Other operating contracts include contracts for sports programming rights, on-air personalities, and rating services.

Other Commercial Commitments

  As of March 31, 2002, we had four collar agreements outstanding which currently require us to make interest payments based on the floor rate of interest and notional amount as stated in the collar agreements. As of March 31, 2002, the notional amount upon maturity of these collar agreements was $115.0 million. Due to the decline in interest rates, the estimated fair value of these collar agreements has decreased and we have recorded a $3.5 million liability for derivative financial instruments as of March 31, 2002. The estimated fair value of each interest rate collar agreement is based on the amounts we would expect to receive or pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

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

  We have recorded an allowance for doubtful accounts for estimated losses resulting from customers' inability to make payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

  We have recorded certain deferred tax assets, which we consider realizable due to the existence of certain deferred tax liabilities that are anticipated to reverse during similar future periods; however, we have recorded a valuation allowance to reduce our deferred tax assets related to net operating losses in certain states. If we were to determine that we would be unable to fully realize some or all of our remaining deferred tax assets in the future, an adjustment to our deferred tax assets would be recorded as an expense in the period such determination was made.

  We have significant amounts of property and equipment, recorded in our financial statements. We assess the recoverability of our property and equipment on an on-going basis using estimates of future undiscounted cash flows that we expect to generate from these assets. Our radio stations operate in competitive markets and as such could experience adverse changes in listenership and cash flows. These adverse changes may result in an impairment of our property and equipment and intangibles in the future.

  On January 1, 2002, we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. To estimate the fair value of our FCC broadcasting licenses and goodwill for our initial impairment test as of January 1, 2002, we obtained appraisals from an independent appraisal company. Subsequent estimates of fair value, whether by appraisal or management estimates of future discounted cash flows, may result in an impairment of our FCC broadcasting licenses and goodwill in the future.

Recent Pronouncements

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not completed our evaluation of SFAS 143; however, we do not anticipate that the adoption of SFAS 143 will have a material impact on our earnings or financial position upon adoption.

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have adopted SFAS 144 with no material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of March 31, 2002, $202.7 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

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

  Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2001 and March 31, 2002, the notional amount upon maturity of these collar agreements is $115.0 million.

  As of March 31, 2002, our collar agreements are summarized in the following chart:

                                                                                                                   Estimated
                                 Notional                                                  Expiration                 Fair
       Agreement                  Amount               Floor            Cap                   Date                   Value
-----------------------     -----------------     -------------      -----------     ---------------------     -----------------
Interest rate collar           $20,000,000             6.69%            8.0%            May 2002                  $  (154,000)
Interest rate collar           $20,000,000             5.45%            7.5%            November 2002                (443,000)
Interest rate collar           $20,000,000             5.75%           7.35%            November 2002                (482,000)
Interest rate collar           $55,000,000             4.95%            7.0%            October 2003               (2,400,000)
                                                                                                               -----------------
                                                                                                                  $(3,479,000)
                                                                                                               =================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

 Exhibit
 Number   Description
--------- -----------
  3.1     Amended certificate of incorporation of the Registrant.(1)

  3.2     Third amended and restated bylaws of the Registrant.(2)

  10.1 Second amendment to credit agreement between Beasley Mezzanine Holdings, LLC and Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, and the Bank of Montreal, Chicago Branch, as administrative agent, dated March 20, 2002.(3)
__________
(1) Incorporated by reference to Beasley Broadcast Group's Registration Statement on Form S-1 (333-91683).
(2) Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group's Annual Report on Form 10-K dated February 13, 2001.
(3) Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group's Annual Report on Form 10-K dated March 27, 2002.

  (b) No reports on Form 8-K were filed during the three month period ended March 31, 2002

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2002                     BEASLEY BROADCAST GROUP, INC.



                                       /s/ George G. Beasley
                                       --------------------------------------
                                       Name:  George G. Beasley
                                       Title: Chairman of the Board and Chief
                                              Executive Officer

Date:  May 9, 2002

                                       /s/ Caroline Beasley
                                       --------------------------------------
                                       Name:  Caroline Beasley
                                       Title: Vice President, Chief Financial
                                               Officer, Secretary, Treasurer and
                                               Director (principal financial and
                                               accounting officer)