Form 10-Q
period 2002-06-30
BEASLEY BROADCAST GROUP INC
filed 2002-08-13
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29253

BEASLEY BROADCAST GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	65-0960915 (I.R.S. Employer Identification Number)

3033 Riviera Drive, Suite 200
Naples, Florida 34103

(Address of Principal Executive Offices and Zip Code)

(239) 263-5000
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                        Class A Common Stock, $.001 par value, 7,440,698 Shares Outstanding as of August 12, 2002

                        Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of August 12, 2002

SIGNATURES	18

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,998,526	$3,317,571
Accounts receivable, less allowance for doubtful accounts of $621,853 in
2001 and $404,374 in 2002	20,086,094	19,074,405
Trade sales receivable	1,135,628	931,823
Other receivables	3,079,552	877,358
Prepaid expenses and other	1,483,766	3,303,040
Deferred tax assets	1,525,000	3,370,150

Total current assets	32,308,566	30,874,347
Notes receivable	4,698,492	7,980,060
Property and equipment, net	20,259,684	18,053,564
FCC broadcasting licenses	240,280,537	201,828,987
Goodwill	12,095,384	11,973,571
Other intangibles, net	5,758,635	5,534,925
Investments	650,002	650,002
Other assets	2,542,376	2,740,139

Total assets	$318,593,676	$279,635,595

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,009,045	$16,320,269
Accounts payable	3,189,388	1,769,824
Accrued expenses	5,296,211	5,312,867
Trade sales payable	1,206,720	1,487,889
Derivative financial instruments	1,714,000	610,000

Total current liabilities	26,415,364	25,500,849
Long-term debt, less current installments	210,489,420	183,148,761
Derivative financial instruments	2,916,000	2,149,000
Deferred tax liabilities	21,572,000	19,312,246

Total liabilities	261,392,784	230,110,856
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,252,068 and 7,440,698 issued and outstanding in 2001 and 2002, respectively	7,252	7,441
Class B common stock, $.001 par value, 75,000,000 shares authorized, 17,021,373 and 16,832,743 issued and outstanding in 2001 and 2002, respectively	17,021	16,832
Additional paid-in capital	106,633,932	106,633,932
Accumulated deficit	(49,457,313)	(57,133,466)

Stockholders’ equity	57,200,892	49,524,739

Total liabilities and stockholders’ equity	$318,593,676	$279,635,595

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

	(Unaudited)		(Unaudited)
Net revenues	$30,214,234	$28,350,986	$56,056,955	$53,245,339

Costs and expenses:
Program and production	7,968,239	5,782,054	14,183,242	11,751,078
Sales and advertising	9,022,020	8,909,820	17,846,578	16,891,949
Station general and administrative	4,755,322	3,918,394	9,078,269	7,938,020
Corporate general and administrative	1,369,541	1,323,398	2,530,065	2,552,573
Depreciation and amortization	7,169,790	962,708	13,208,535	1,984,494

Total costs and expenses	30,284,912	20,896,374	56,846,689	41,118,114
Operating income (loss)	(70,678)	7,454,612	(789,734)	12,127,225
Other income (expense):
Interest expense	(4,094,176)	(3,838,927)	(7,797,577)	(7,863,699)
Loss on investments	(349,610)	—	(1,585,417)	—
Other non-operating expenses	(3,158)	(171,992)	(3,158)	(504,850)
Gain (loss) on change in fair value of derivative financial instruments	(1,788,000)	720,000	(2,825,000)	1,871,000
Interest income	118,162	184,094	237,512	285,155
Other non-operating income	(57,171)	400	2,579,323	3,600

Income (loss) before income taxes	(6,244,631)	4,348,187	(10,184,051)	5,918,431
Income tax expense (benefit)	(2,144,000)	1,747,248	(3,460,000)	1,472,193

Income (loss) before cumulative effect of accounting change	(4,100,631)	2,600,939	(6,724,051)	4,446,238
Cumulative effect of accounting change (net of income tax effect)	—	—	41,000	(12,122,391)

Net income (loss)	$(4,100,631)	$2,600,939	$(6,683,051)	$(7,676,153)

Basic and diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.17)	$0.11	$(0.28)	$0.18
Cumulative effect of accounting change	—	—	—	(0.50)

Net income (loss)	$(0.17)	$0.11	$(0.28)	$(0.32)

Basic common shares outstanding	24,273,441	24,273,441	24,273,441	24,273,441

Diluted common shares outstanding	24,310,014	24,316,087	24,312,500	24,308,731

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2001	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,683,051)	$(7,676,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,208,535	1,984,494
Impaiment losses on FCC broadcasting licenses and goodwill	—	17,481,717
Loss on investments	1,585,417	—
(Gain) loss on change in fair value of derivative financial instruments	2,759,000	(1,871,000)
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
(Increase) decrease in receivables	(174,945)	3,422,129
(Increase) decrease in prepaid expenses and other	1,114,728	(1,819,274)
Increase in other assets	(1,460,640)	(197,763)
Decrease in payables and accrued expenses	(999,504)	(1,145,211)
Decrease in deferred tax liabilities	(3,435,000)	(4,104,904)

Net cash provided by operating activities	5,914,540	6,074,035

Cash flows from investing activities:
Expenditures for property and equipment	(1,906,046)	(848,814)
Payments for acquisitions of radio stations	(128,305,753)	—
Payments for signal upgrade	(2,477,000)	—
Proceeds from disposition of radio stations	—	19,650,000
Payments from related parties	61,927	63,991

Net cash provided by (used in) investing activities	(132,626,872)	18,865,177

Cash flows from financing activities:
Proceeds from issuance of indebtedness	123,250,000	—
Principal payments on indebtedness	(4,095)	(26,029,435)
Payments of loan fees	—	(590,732)

Net cash provided by (used in) financing activities	123,245,905	(26,620,167)

Net decrease in cash and cash equivalents	(3,466,427)	(1,680,955)
Cash and cash equivalents at beginning of period	5,742,628	4,998,526

Cash and cash equivalents at end of period	$2,276,201	$3,317,571

Cash paid for interest	$6,758,595	$8,312,869

Cash paid for income taxes	$816,581	$458,653

Supplement disclosure of non-cash investing and financing activities:
Equity investment acquired through placement of advertising air time	$711,690	$—

Principal payments on indebtedness through placement of advertising air time	$996,823	$—

Note received as partial consideration for disposition of radio stations	$—	$3,350,000

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Interim Financial Statements

            In the opinion of management, the accompanying consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (“the Company”) for the interim periods presented. Results of the second quarter of 2002 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

(2)     Accounting Change

            Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142.

            In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the six months ended June 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income approximately $12.1 million and earnings per share $0.50.

            The changes in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total

Balances as of January 1, 2002	$61,589,091	$79,629,896	$99,061,550	$240,280,537
Impairment losses	—	—	(17,411,300)	(17,411,300)
FCC broadcasting licenses written off related to disposition of radio stations	—	—	(21,040,250)	(21,040,250)

Balances as of June 30, 2002	$61,589,091	$79,629,896	$60,610,000	$201,828,987

            The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total

Balances as of January 1, 2002	$8,892,865	$3,080,706	$121,813	$12,095,384
Impairment losses	—	—	(70,417)	(70,417)
Goodwill written off related to disposition of radio stations	—	—	(51,396)	(51,396)

Balances as of June 30, 2002	$8,892,865	$3,080,706	$—	$11,973,571

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

            The following information presents the impact on net income (loss) and net income (loss) per share had FCC broadcasting licenses and goodwill not been amortized during 2001:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Net income (loss)	$(4,100,631)	$2,600,939	$(6,683,051)	$(7,676,153)
Add back: FCC broadcasting licenses amortization (net of income tax effect)	3,299,584	—	6,220,136	—
Add back: Goodwill amortization (net of income tax effect)	235,437	—	387,345	—

Adjusted net income (loss)	$(565,610)	$2,600,939	$(75,570)	$(7,676,153)

Basic and diluted income (loss) per share:
Net income (loss)	$(0.17)	$0.11	$(0.28)	$(0.32)
FCC broadcasting licenses amortization	0.14	—	0.26	—
Goodwill amortization	0.01	—	0.02	—

Adjusted net income (loss)	$(0.02)	$0.11	$0.00	$(0.32)

Basic common shares outstanding	24,273,441	24,273,441	24,273,441	24,273,441

Diluted common shares outstanding	24,310,014	24,316,087	24,312,500	24,308,731

(3)     Other Intangibles

            Other intangibles, at cost, is comprised of the following:

	December 31, 2001		June 30, 2002

	Gross carrying amount	Accumulated amortization	Gross carrying Amount	Accumulated amortization

Amortized intangible assets:
Loan fees	$5,302,268	$(787,041)	$5,893,000	$(1,157,998)
Other intangibles	1,688,227	(444,819)	1,304,273	(504,350)

	$6,990,495	$(1,231,860)	$7,197,273	$(1,662,348)

            As of January 1, 2002, estimated amortization expense for the next five years is summarized as follows:

2002	$1,015,000
2003	1,030,000
2004	1,030,000
2005	969,000
2006	805,000

(4)     Recent Accounting Pronouncements

            In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its evaluation of SFAS 143; however, management does not anticipate that the adoption of SFAS 143 will have a material impact on the Company’s earnings or financial position upon adoption.

            In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144 with no material impact on its consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)     Completed Disposition

            On March 20, 2002, the Company completed the disposition of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the disposition of these stations the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. The Company used $19.5 million of the net cash proceeds to repay a portion of the outstanding term loan under its credit facility. The Company recorded a pre-tax loss of $297,000 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the six months ended June 30, 2002.

(6)     Long-Term Debt

            As of June 30, 2002, the maximum commitment under the credit facility was $243.5 million and the outstanding balance was $199.5 million. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of December 31, 2001 and June 30, 2002, the credit facility carried interest at a weighted average rate of 5.0625% and 5.25%, respectively. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The credit facility is secured by substantially all assets of the Company.

            The Company has entered into interest rate hedge agreements to reduce the potential impact of changes in interest rates on its credit facility. The credit agreement requires the Company to maintain certain financial ratios and includes restrictive covenants. The restrictive covenants prohibit the payment of dividends. As of June 30, 2002, the Company was in compliance with all applicable financial covenants.

(7)     Income Taxes

            The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the six months ended June 30, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of the Company’s 2001 income tax returns.

(8)     Income (Loss) Per Share

            Income (loss) per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Numerator:
Net income (loss)	$(4,100,631)	$2,600,939	$(6,683,051)	$(7,676,153)
Denominator for basic income (loss) per share:
Weighted average shares	24,273,441	24,273,441	24,273,441	24,273,441
Effect of dilutive securities ---
Stock options	36,573	42,646	39,059	35,290

Denominator for diluted income (loss) per share:
Weighted average shares adjusted for dilutive securities	24,310,014	24,316,087	24,312,500	24,308,731

Basic and diluted income (loss) per share	(0.17)	0.11	(0.28)	(0.32)

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9)     Segment Information

            Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2002	2001	2002

Net revenues:
Radio Group One	$16,230,648	$15,339,275	$32,308,855	$29,709,981
Radio Group Two	9,848,562	10,269,230	17,174,671	18,486,239
Radio Group Three	4,135,024	2,742,481	6,573,429	5,049,119

Total net revenues	30,214,234	28,350,986	56,056,955	53,245,339

Broadcast cash flow:
Radio Group One	$4,117,775	$5,060,505	$8,856,274	$8,907,015
Radio Group Two	3,039,223	3,694,558	4,254,575	6,196,212
Radio Group Three	1,311,655	985,655	1,838,017	1,561,065

Total broadcast cash flow	8,468,653	9,740,718	14,948,866	16,664,292

Reconciliation to income (loss) before income taxes:
Corporate general and administrative	$(1,369,541)	$(1,323,398)	$(2,530,065)	$(2,552,573)
Depreciation and amortization	(7,169,790)	(962,708)	(13,208,535)	(1,984,494)
Interest expense	(4,094,176)	(3,838,927)	(7,797,577)	(7,863,699)
Other non-operating income	(2,079,777)	732,502	(1,596,740)	1,654,905

Income (loss) before income taxes	$(6,244,631)	$4,348,187	$(10,184,051)	$5,918,431

            Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Boston, MA, Atlanta, GA, Philadelphia, PA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

            Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses and depreciation and amortization.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Certain matters discussed herein are forward-looking statements. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions o r performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places.

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

General

            A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply of, and demand for, radio advertising time.

            Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Net revenues, broadcast cash flow and other financial information for these segments are contained in the notes to our unaudited consolidated financial statements included in Item 1 of this report.

            Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur advertising and promotional expenses to increase listenership and Arbitron ratings. However, because Arbitron reports ratings quarterly in most of our markets, any change in ratings, and therefore changes in advertising revenues, tend to lag behind the incurrence of advertising and promotional spending.

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

            We calculate same station results by comparing the performance of radio stations at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of barter revenues and expenses. These results exclude two radio stations that were sold in the New Orleans market during the first quarter of 2002.

            Broadcast cash flow consists of operating income (loss) before corporate general and administrative expenses and depreciation and amortization. Although broadcast cash flow is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles, we believe that this measure is useful to an investor in evaluating our performance. This measure is widely used in the broadcast industry to evaluate a radio company’s operating performance. However, you should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because broadcast cash flow is not calculated in accordance with generally accepted accounting principles, it is not necessarily comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Results of Operations

            In March 2002, we completed the disposition of two radio stations in the New Orleans market. As of October 1, 2001, the purchaser began operating these stations under a time brokerage agreement until their disposition on March 20, 2002, which contributed to lower net revenues and station operating expenses during the three and six months ended June 30, 2002. We also completed our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which contributed to lower net revenues during the three and six months ended June 30, 2002. In addition, we also completed our 1997 radio broadcast rights contract with the Florida Marlins in October 2001. On April 1, 2002, we began a one-year extension to our radio broadcast rights contract with the Florida Marlins on more favorable terms for the 2002 season.

            Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. This standard contributed to lower amortization expense for the three and six months ended June 30, 2002. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadca sting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the six months ended June 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50 for the six months ended June 30, 2002.

            Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the six months ended June 30, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of our 2001 income tax returns.

Three Months ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

             Net Revenue. Net revenue decreased 6.2% to $28.4 million for the three months ended June 30, 2002 from $30.2 million for the three months ended June 30, 2001. The decrease was primarily due to the disposition of two radio stations in the New Orleans market in March 2002, which had contributed $1.6 million to net revenues during the three months ended June 30, 2001. Net revenues also decreased as a result of the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which had contributed $0.8 million to net revenues during the three months ended June 30, 2001. On a same station basis, net revenues decreased 1.0% to $28.4 million for the three months ended June 30, 2002 from $28.6 million for the three months ended June 30, 2001.

             Station Operating Expenses. Station operating expenses decreased 14.4% to $18.6 million for the three months ended June 30, 2002 from $21.7 million for the three months ended June 30, 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was partially due to the disposition of two radio stations in the New Orleans market in March 2002. The decrease was also partially due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. On a same station basis, station operating expenses decreased 10.0% to $18.6 million for the three months ended June 30, 2002 from $20.7 million for the three months ended June 30, 2001. The decrease was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins.

             Broadcast Cash Flow. Broadcast cash flow increased 15.0% to $9.7 million for the three months ended June 30, 2002 from $8.5 million for the three months ended June 30, 2001. On a same station basis, broadcast cash flow increased 22.3% to $9.7 million for the three months ended June 30, 2002 from $8.0 million for the three months ended June 30, 2001. The increase in actual and same station broadcast cash flow was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins.

             Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased 3.4% to $1.3 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices.

             Depreciation and Amortization. Depreciation and amortization decreased 86.6% to $1.0 million for the three months ended June 30, 2002 from $7.2 million for the three months ended June 30, 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

             Interest Expense. Interest expense decreased 6.2% to $3.8 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. The decrease was partially due to a decrease in interest rates on our credit facility and partially due to a reduction of the outstanding balance under our credit facility with scheduled repayments.

             Net Income (Loss). Net income for the three months ended June 30, 2002 was $2.6 million compared to a net loss of $4.1 million for the three months ended June 30, 2001. The change was primarily due to the decrease in station operating expenses and the adoption of SFAS 142, which resulted in a decrease in amortization expense in 2002. Net income for 2002 also includes a $0.7 million gain in the fair value of our derivative financial instruments. The net loss for 2001 included a $0.4 million loss on our investment in eTour, Inc. and a $1.8 million loss in the fair value of our derivative financial instruments.

Six Months ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

             Net Revenue. Net revenue decreased 5.0% to $53.2 million for the six months ended June 30, 2002 from $56.1 million for the six months ended June 30, 2001. The decrease was partially due to the disposition of two radio stations in the New Orleans market during the first quarter of 2002, which had contributed $2.6 million to net revenues during the six months ended June 30, 2001. This decrease was partially offset by the inclusion of six months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed on February 1, 2001 and April 2, 2001, respectively. Net revenues also decreased as a result of the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which had contributed $1.7 million to net revenues during the six months ended June 30, 2001. On a same station basis, net revenues decreased 2.9% to $53.1 milli on for the six months ended June 30, 2002 from $54.7 million for the six months ended June 30, 2001. The decrease was primarily due to the completion of our barter agreements with eTour, Inc. and FindWhat.com.

             Station Operating Expenses. Station operating expenses decreased 11.0% to $36.6 million for the six months ended June 30, 2002 from $41.1 million for the six months ended June 30, 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was partially due to the disposition of two radio stations in the New Orleans market in March 2002. This decrease was partially offset by increased station operating expenses due to the inclusion of six months of operations from our radio station acquisitions in the Las Vegas and Augusta markets, which were completed on February 1, 2001 and April 2, 2001, respectively. The decrease was also partially due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. In addition, the decrease was partially due to the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. On a same station basis, station operating expenses decreased 9.6% to $36.6 million for the six months ended June 30, 2002 from $40.4 million for the six months ended June 30, 2001. The decrease was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins and to the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market.

             Broadcast Cash Flow. Broadcast cash flow increased 11.5% to $16.7 million for the six months ended June 30, 2002 from $14.9 million for the six months ended June 30, 2001. On a same station basis, broadcast cash flow increased 15.8% to $16.5 million for the six months ended June 30, 2002 from $14.3 million for the six months ended June 30, 2001. The increase in actual and same station broadcast cash flow was partially due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. The increase was also partially due to the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. These increases were partially offset by a decrease in broadcast cash flow due to the completion of our barter agreements with eTour, Inc. and FindWhat.com.

             Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 0.9% to $2.6 million for the six months ended June 30, 2002 from $2.5 million for the six months ended June 30, 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices.

             Depreciation and Amortization. Depreciation and amortization decreased 85.0% to $2.0 million for the six months ended June 30, 2002 from $13.2 million for the six months ended June 30, 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

             Interest Expense. Interest expense increased 0.8% to $7.9 million for the six months ended June 30, 2002 from $7.8 million for the six months ended June 30, 2001. The increase was primarily due to financing our radio station acquisitions in the Las Vegas, New Orleans and Augusta markets during 2001 with draws from our credit facility. The increase was partially offset by a decrease in interest rates on our credit facility and a reduction of the outstanding balance under our credit facility with scheduled repayments.

             Net Loss. Net loss for the six months ended June 30, 2002 was $7.7 million compared to a net loss of $6.7 million for the six months ended June 30, 2001. The net loss for 2002 was primarily due to the adoption of SFAS 142, which resulted in a $12.1 million impairment loss, net of income tax effect, recorded as a cumulative effect of accounting change. This loss was partially offset by the decrease in station operating expenses and amortization expense due to the adoption of SFAS 142. The net loss for 2002 also includes a $1.9 million gain in the fair value of our derivative financial instruments. The net loss for 2001 includes a $1.6 million loss on our investment in eTour, Inc., a $2.8 million loss in the fair value of our derivative financial instruments and a $2.6 million gain on a previously written off related party receivable.

Liquidity and Capital Resources

             Overview. Our primary sources of liquidity are internally-generated cash flow and our credit facility. Our liquidity needs have been and will continue to be for working capital, debt service, radio station acquisitions and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

•	internally-generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted; and

•	additional equity offerings.

            As of June 30, 2002, we held $3.3 million in cash and cash equivalents and had $44.0 million in remaining commitments available under our credit facility; however, our financial covenants as of June 30, 2002 would have limited additional borrowings to $16.3 million.

             Net Cash Provided By Operating Activities. Net cash provided by operating activities was $6.1 million and $5.9 million for the six months ended June 30, 2002 and 2001, respectively. The change is primarily due to a $3.6 million decrease in cash paid for station operating expenses and the receipt of a $2.2 million tax refund during 2002. These increases in cash were partially offset by a $1.5 million decrease in cash receipts from net revenues and a $1.5 million increase in cash paid for interest during 2002. In addition, cash increased in 2001 due to the receipt of $2.6 million from a previously written off related party receivable.

             Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities was $18.9 million for the six months ended June 30, 2002. Net cash used in investing activities was $132.6 million for the six months ended June 30, 2001. The change is primarily due to the receipt of cash proceeds totaling $19.65 million from the disposition of two radio stations in the New Orleans market for $23.0 million in 2002, compared to the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market for $128.3 million in 2001. Net cash used in investing activities also increased in 2001 by $2.5 million for a signal upgrade in the Las Vegas market. In addition, expenditures for property and equipment were $0.8 million during 2002 compared to $1.9 million during 2001.

             Net Cash Provided By (Used In) by Financing Activities. Net cash used in financing activities was $26.6 million for the six months ended June 30, 2002. Net cash provided by financing activities was $123.2 million for the six months ended June 30, 2001. The change is primarily due to a $19.5 million repayment of the credit facility with cash proceeds from the disposition of two radio stations in the New Orleans market and $6.5 million of scheduled repayments of the credit facility in 2002. In 2001, we financed the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market in 2001 with $123.2 million of borrowings under our credit facility.

             Credit Facility. As of June 30, 2002, the maximum commitment under our credit facility was $243.5 million and the outstanding balance was $199.5 million; however, our financial covenants as of June 30, 2002 would have limited additional borrowings to $16.3 million. The credit facility consists of a $119.5 million revolving credit loan and a $124.0 million term loan. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The credit facility bears interest at either the base rate or LIBOR plus a margin that is determined by our debt to cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds effective rate plus 0.5%. As of June 30, 2002, the credit facility carried interest at a weighted average rate of 5.25%. Interest is generally payable monthly through maturity on June 30, 2008. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum available amount under the credit facility. The credit facility is secured by substantially all of our assets.

            The scheduled reductions of the maximum commitment of the credit facility for fiscal 2002, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility

2002	$—	$13,050,000	$13,050,000
2003	—	19,575,000	19,575,000
2004	11,950,000	19,575,000	31,525,000
2005	17,925,000	19,575,000	37,500,000
2006	17,925,000	19,575,000	37,500,000
Thereafter	71,700,000	39,150,000	110,850,000

Total	$119,500,000	$130,500,000	$250,000,000

            We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three and six months ended June 30, 2002, our unused commitment fee was $42,000 and $107,000, respectively.

            We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of June 30, 2002, these financial covenants included:

•	Maximum Total Leverage Test. For the period from April 1, 2002 through June 30, 2002, our total debt must not exceed 7.0 times our operating cash flow for the four quarters ending on that day. For the period from July 1, 2002 through September 30, 2002, the maximum ratio is 6.75 times. For the period from October 1, 2002 through December 31, 2002, the maximum ratio is 6.25 times. For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.0 times. For the period from April 1, 2003 through December 31, 2003, the maximum ratio is 5.5 times. For the period from January 1, 2004 through December 31, 2004, the maximum ratio is 5.0 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times. The operating cash flow definition through September 30, 2002 excludes certain losses associated with our 1997 radio broadcast rights contract with the Florida Marlins.

•	Minimum Interest Coverage Test. From April 1, 2002 through June 30, 2002, our operating cash flow for the four quarters ending on the last day of each quarter must not be less than 1.6 times the amount of our interest expense. From July 1, 2002 through September 30, 2002, the minimum ratio is 1.75 times. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

•	Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.05 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

                As of June 30, 2002, we were in compliance with all applicable financial covenants. As of June 30, 2002, our total leverage ratio was 6.47 times operating cash flow, our interest coverage ratio was 1.87 times interest expense, and our fixed charges ratio was 1.26 times fixed charges.

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

                The credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

•	incur additional indebtedness and liens;

•	enter into certain investments or joint ventures;

•	consolidate, merge or effect asset sales;

•	make overhead expenditures;

•	enter sale and lease-back transactions;

•	sell or discount accounts receivable;

•	enter into transactions with affiliates or stockholders;

•	sell, assign, pledge, encumber or dispose of capital stock; or

•	change the nature of our business.

    Contractual Cash Obligations

                Our contractual cash obligations for the remainder of fiscal year 2002 and thereafter consist of the following:

	July 1 to December 31, 2002	2003 to 2004	2005 to 2006	Thereafter	Total

Long-term debt (1)	$6,530,000	$51,103,000	$75,000,000	$66,836,000	$199,469,000
Operating leases	1,167,000	4,258,000	3,392,000	12,594,000	21,411,000
Other operating contracts (2)	3,270,000	8,594,000	1,803,000	—	13,667,000

Total contractual cash obligations	$10,967,000	$63,955,000	$80,195,000	$79,430,000	$234,547,000

    ______________

(1)	The maturity on our credit facility could be accelerated if we do not maintain certain covenants.

(2)	Other operating contracts include contracts for sports programming rights, on-air personalities, and rating services.

    Other Commercial Commitments

                As of June 30, 2002, we had three collar agreements outstanding which required us to make interest payments based on the floor rate of interest and notional amount as stated in the collar agreements. As of June 30, 2002, the notional amount upon maturity of these collar agreements was $95.0 million. Due to the overall decline in interest rates, the estimated fair value of these collar agreements decreased and we recorded a $2.8 million liability for derivative financial instruments as of June 30, 2002. The estimated fair value of each interest rate collar agreement is based on the amounts the Company would expect to receive or pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

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

                We have recorded an allowance for doubtful accounts for estimated losses resulting from customers’ inability to make payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

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

    Recent Pronouncements

                In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not completed our evaluation of SFAS 143; however, we do not anticipate that the adoption of SFAS 143 will have a material impact on our earnings or financial position upon adoption.

                In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have adopted SFAS 144 with no material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under our credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding balance under our credit facility. As of June 30, 2002, $199.5 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

                To manage interest rate risk associated with our credit agreement, we have entered into three interest rate collar agreements and one cap agreement. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2001 and June 30, 2002, the notional amount upon maturity of these cap and collar agreements was $115.0 million and $105.0 million, respectively. As of June 30, 2002, our collar and cap agreements are summarized in the following chart:

Agreement	Notional Amount	Floor	Cap	Expiration Date	Estimated Fair Value

Interest rate collar	$20,000,000	5.45%	7.5%	November 2002	$(293,000)
Interest rate collar	$20,000,000	5.75%	7.35%	November 2002	(317,000)
Interest rate collar	$55,000,000	4.95%	7.0%	October 2003	(2,149,000)
Interest rate cap	$10,000,000	—	6.0%	May 2004	—

					$(2,759,000)

    PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

                We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

                Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

                Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                We held our annual meeting of stockholders on April 23, 2002. The matters voted on at the meeting and the results of these votes are as follows:

                1.   Election of the following directors:

	For	Against or Withheld	Abstentions and Broker Non-votes

Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	167,989,292	469,455	—
Bruce G. Beasley	167,989,292	469,455	—
Caroline Beasley	167,989,292	469,455	—
Brian E. Beasley	167,989,292	469,455	—
Joe B. Cox	168,325,200	133,547	—
Allen B. Shaw	167,989,292	469,455	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	5,650,078	407,909	—
Herbert W. McCord	5,924,440	133,547	—

                2.   Ratification of the appointment of KPMG LLP as independent auditors.

For	Against or Withheld	Abstentions and Broker Non-votes

168,373,110	85,637	—

ITEM 5.	OTHER INFORMATION

                Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

                (a)   Exhibits

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

    ______________

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).

(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.

                (b)   No reports on Form 8-K were filed during the three months ended June 30, 2002

    SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	BEASLEY BROADCAST GROUP, INC.
/s/ George G. Beasley

Name: George G. Beasley Title: Chairman of the Board and Chief Executive Officer

Date: August 13, 2002
/s/ Caroline Beasley

Name: Caroline Beasley Title: Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)