Form 10-Q
period 2002-09-30
BEASLEY BROADCAST GROUP INC
filed 2002-11-13
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☒        No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.001 par value, 7,440,698 Shares Outstanding as of November 12, 2002

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of November 12, 2002

INDEX

PART I

FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,998,526	$2,635,346
Accounts receivable, less allowance for doubtful accounts of $621,853 in 2001 and $453,392 in 2002	20,068,951	18,898,612
Trade sales receivable	1,135,628	1,042,100
Other receivables	3,079,552	679,020
Prepaid expenses and other	1,481,066	5,314,765
Assets of discontinued operations	1,499,845	1,013,237
Deferred tax assets	1,525,000	3,686,919

Total current assets	33,788,568	33,269,999
Notes receivable	4,698,492	7,945,742
Property and equipment, net	20,012,426	18,548,017
FCC broadcasting licenses	239,137,540	201,328,987
Goodwill	12,095,384	11,973,571
Other intangibles, net	5,671,113	4,681,803
Investments	650,002	650,002
Other assets	2,540,151	2,783,248

Total assets	$318,593,676	$281,181,369

Total Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$15,009,045	$6,544,959
Accounts payable	3,180,158	2,021,885
Accrued expenses	5,291,360	5,630,385
Trade sales payable	1,206,720	1,433,013
Liabilities of discontinued operations	14,081	37,838
Derivative financial instruments	1,714,000	252,000

Total current liabilities	26,415,364	15,920,080
Long-term debt, less current installments	210,489,420	191,869,157
Derivative financial instruments	2,916,000	1,810,000
Deferred tax liabilities	21,572,000	20,577,335

Total liabilities	261,392,784	230,176,572
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,252,068 and 7,440,698 issued and outstanding in 2001 and 2002, respectively	7,252	7,441
Class B common stock, $.001 par value, 75,000,000 shares authorized, 17,021,373 and 16,832,743 issued and outstanding in 2001 and 2002, respectively	17,021	16,832
Additional paid-in capital	106,633,932	106,633,932
Accumulated deficit	(49,457,313)	(55,653,408)

Stockholders’ equity	57,200,892	51,004,797

Total liabilities and stockholders’ equity	$318,593,676	$281,181,369

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Net revenue	$28,680,826	$28,793,802	$84,723,425	$81,993,914

Costs and expenses:
Program and production	9,161,477	7,133,700	23,248,503	18,809,055
Sales and advertising	7,873,994	7,912,857	25,661,792	24,751,629
Station general and administrative	3,941,822	4,264,384	12,894,792	12,189,010
Corporate general and administrative	1,010,117	1,295,654	3,540,182	3,848,227
Depreciation and amortization	7,380,663	967,922	20,589,198	2,945,947
Impairment loss on long-lived assets	7,000,000	—	7,000,000	—

Total costs and expenses	36,368,073	21,574,517	92,934,467	62,543,868
Operating income (loss) from continuing operations	(7,687,247)	7,219,285	(8,211,042)	19,450,046
Other income (expense):
Interest expense	(4,588,745)	(3,753,024)	(12,386,322)	(11,599,565)
Loss on investments	—	—	(1,585,417)	—
Loss on extinguishment of long-term debt	—	(1,897,329)	—	(1,897,329)
Other non-operating expenses	(66,765)	(44,621)	(69,923)	(549,471)
Gain (loss) on change in fair value of derivative financial instruments	(1,638,000)	697,000	(4,463,000)	2,568,000
Interest income	97,792	164,771	335,304	449,926
Other non-operating income	404,776	163,105	2,984,099	166,705

Income (loss) from continuing operations before income taxes	(13,478,189)	2,549,187	(23,396,301)	8,588,312
Income tax expense (benefit)	(2,027,516)	1,019,433	(5,384,811)	2,538,238

Income (loss) from continuing operations before cumulative effect of accounting change	(11,450,673)	1,529,754	(18,011,490)	6,050,074
Cumulative effect of accounting change (net of income taxes)	—	—	41,000	(12,122,391)
Discontinued operations (net of income taxes)	(92,950)	(49,696)	(256,184)	(123,778)

Net income (loss)	$(11,543,623)	$1,480,058	$(18,226,674)	$(6,196,095)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.47)	$0.06	$(0.74)	$0.25
Cumulative effect of accounting change	—	—	—	(0.50)
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Net income (loss)	$(0.48)	$0.06	$(0.75)	$(0.26)

Basic common shares outstanding	24,273,441	24,273,441	24,273,441	24,273,441

Diluted common shares outstanding	24,297,678	24,298,694	24,306,094	24,305,205

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2001	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,226,674)	$(6,196,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,589,198	2,962,118
Impairment loss on long-lived assets	7,000,000	—
Loss on investments	1,585,417	—
Loss on extinguishment of long-term debt	—	1,897,329
(Gain) loss on change in fair value of derivative financial instruments	4,397,000	(2,568,000)
Impairment losses on FCC broadcasting licenses and goodwill	—	17,481,717
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
(Increase) decrease in receivables	(1,315,394)	3,668,119
Increase in prepaid expenses and other	(49,805)	(3,835,134)
Increase in other assets	(1,652,551)	(243,097)
Increase (decrease) in payables and accrued expenses	1,944,995	(592,670)
Decrease in deferred income taxes	(5,704,000)	(3,156,584)

Net cash provided by operating activities	8,568,186	9,417,703

Cash flows from investing activities:
Expenditures for property and equipment	(2,261,127)	(2,439,217)
Payments for acquisitions of radio stations	(128,305,753)	—
Payments for signal upgrade	(2,477,000)	—
Proceeds from disposition of radio stations	—	19,650,000
Payments from related parties	92,745	96,030

Net cash provided by (used in) investing activities	(132,951,135)	17,306,813

Cash flows from financing activities:
Proceeds from issuance of indebtedness	123,250,000	100,000,000
Principal payments on indebtedness	(6,201)	(127,084,349)
Payments of loan fees	—	(2,003,347)

Net cash provided by (used in) financing activities	123,243,799	(29,087,696)

Net decrease in cash and cash equivalents	(1,139,150)	(2,363,180)
Cash and cash equivalents at beginning of period	5,742,628	4,998,526

Cash and cash equivalents at end of period	$4,603,478	$2,635,346

Cash paid for interest	$11,318,441	$12,162,918

Cash paid for income taxes	$3,188,360	$458,653

Supplement disclosure of non-cash investing and financing activities:
Equity investment acquired through placement of advertising air time	$711,690	$—

Principal payments on indebtedness through placement of advertising air time	$1,229,940	$—

Note received as partial consideration for disposition of radio stations	$—	$3,350,000

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (“the Company”) for the interim periods presented. Results of the third quarter of 2002 are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the nine months ended September 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income approximately $12.1 million and earnings per share $0.50.

The changes in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total
Balances as of January 1, 2002	$61,589,091	$79,629,896	$97,918,553	$239,137,540
Impairment losses	—	—	(16,768,303)	(16,768,303)
FCC broadcasting licenses written off related to the sale of two radio stations	—	—	(21,040,250)	(21,040,250)

Balances as of September 30, 2002	$61,589,091	$79,629,896	$60,110,000	$201,328,987

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total
Balances as of January 1, 2002	$8,892,865	$3,080,706	$121,813	$12,095,384
Impairment losses	—	—	(70,417)	(70,417)
Goodwill written off related to the sale of two radio stations	—	—	(51,396)	(51,396)

Balances as of September 30, 2002	$8,892,865	$3,080,706	$—	$11,973,571

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following information presents the impact on net income (loss) and net income (loss) per share had FCC broadcasting licenses and goodwill not been amortized during 2001:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net income (loss)	$(11,543,623)	$1,480,058	$(18,226,674)	$(6,196,095)
FCC broadcasting licenses amortization (net of income taxes)	3,588,184	—	9,808,320	—
Goodwill amortization (net of income taxes)	222,689	—	610,034	—

Adjusted net income (loss)	$(7,732,750)	$1,480,058	$(7,808,320)	$(6,196,095)

Basic and diluted net income (loss) per share:
Net income (loss)	$(0.48)	$0.06	$(0.75)	$(0.26)
FCC broadcasting licenses amortization	0.15	—	0.40	—
Goodwill amortization	0.01	—	0.03	—

Adjusted net income (loss)	$(0.32)	$0.06	$(0.32)	$(0.26)

Basic common shares outstanding	24,273,441	24,273,441	24,273,441	24,273,441

Diluted common shares outstanding	24,297,678	24,298,694	24,306,094	24,305,205

(3)    Other Intangibles

Other intangibles are comprised of the following:

	December 31, 2001		September 30, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets:
Loan fees	$5,209,136	$(781,431)	$5,277,874	$(1,335,756)
Other intangibles	1,688,227	(444,819)	1,304,273	(564,588)

	$6,897,363	$(1,226,250)	$6,582,147	$(1,900,344)

As of September 30, 2002, estimated amortization expense for the remainder of fiscal 2002, the next four years and thereafter is summarized as follows:

2002	$232,074
2003	918,504
2004	918,504
2005	857,597
2006	693,461
Thereafter	1,061,663

Total	$4,681,803

(4)    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, the Company cannot determine the impact that the adoption of SFAS 143 will have on its consolidated financial statements.

In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144 with no material impact on its consolidated financial statements.

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 addresses the income statement classification of gains or losses from extinguishment of debt and the accounting for certain lease modifications. The Company adopted SFAS 145 upon issuance with no material impact on its consolidated financial statements.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, the Company cannot determine the impact that the adoption of SFAS 146 will have on its consolidated financial statements.

(5)    Completed Disposition

On March 20, 2002, the Company completed the sale of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the sale of these stations the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. The Company used $19.5 million of the net cash proceeds to repay a portion of term loan A under its credit facility. The Company recorded a pre-tax loss of $297,000 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the nine months ended September 30, 2002.

(6)    Long-Term Debt

On September 30, 2002, the Company entered into an amended and restated credit facility, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and the maximum commitment of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In connection with the amended and restated credit facility, the Company recorded a $1.9 million loss on extinguishment of long-term debt in the three and nine months ended September 30, 2002.

As of September 30, 2002, the maximum commitment under the amended and restated credit facility was $242.4 million and the outstanding balance was $198.4 million; however, as of September 30, 2002, the Company’s financial covenants would have limited additional borrowings to $14.5 million. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 5.0625% and

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.9375% as of December 31, 2001 and September 30, 2002, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.9375% as of September 30, 2002. Interest is generally payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries.

As of September 30, 2002, the scheduled reductions of the maximum commitment of the amended credit facility for the remainder of fiscal 2002, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2002	$—	$1,053,000	$—	$1,053,000
2003	—	6,316,000	1,000,000	7,316,000
2004	10,348,000	6,316,000	1,000,000	17,664,000
2005	15,521,000	6,316,000	1,000,000	22,837,000
2006	15,521,000	6,316,000	1,000,000	22,837,000
Thereafter	62,085,000	12,630,000	96,000,000	170,715,000

Total	$103,475,000	$38,947,000	$100,000,000	$242,422,000

The Company has entered into interest rate collar and cap agreements to reduce the potential impact of changes in interest rates on its amended and restated credit facility.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of September 30, 2002, these financial covenants included:

•
Maximum Total Leverage Test.    For the period from July 1, 2002 through December 31, 2002, the Company’s total debt must not exceed 6.75 times its operating cash flow for the four quarters ending on that day. For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.5 times. For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•
Minimum Interest Coverage Test.    For the period from July 1, 2002 through September 30, 2002, the Company’s operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 1.75 times the amount of its interest expense. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

•
Minimum Fixed Charges Test.    The Company’s operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of September 30, 2002, the Company was in compliance with all applicable financial covenants. As of September 30, 2002, its total leverage ratio was 6.29 times operating cash flow, its interest coverage ratio was 2.04 times interest expense, and its fixed charges ratio was 1.24 times fixed charges.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Failure to comply with these or any other of the Company’s financial covenants could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

(7)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the nine months ended September 30, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of the Company’s 2001 income tax returns.

(8)	Discontinued Operations

On October 3, 2002, the Company entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for approximately $1.5 million, subject to certain adjustments. The Company expects to complete the sale of WBYU-AM during the first quarter of 2003; however, the closing is subject to certain conditions, including the approval of the FCC. After completion of this sale the Company will no longer have operations in the New Orleans market therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

A summary of discontinued operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net revenue	$21,847	$30,396	$36,203	$75,623

Loss before income taxes	$(151,434)	$(80,965)	$(417,373)	$(201,659)
Income tax benefit	(58,484)	(31,269)	(161,189)	(77,881)

Net loss from discontinued operations	$(92,950)	$(49,696)	$(256,184)	$(123,778)

(9)	Net Income (Loss) Per Share

Net income (loss) per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Numerator:
Net income (loss)	$(11,543,623)	$1,480,058	$(18,226,674)	$(6,196,095)
Denominator for basic net income (loss) per share:
Weighted average shares	24,273,441	24,273,441	24,273,441	24,273,441
Effect of dilutive securities—Stock options	24,237	25,253	32,653	31,764

Denominator for diluted net income (loss) per share:
Weighted average shares adjusted for dilutive securities	24,297,678	24,298,694	24,306,094	24,305,205

Basic and diluted net income (loss) per share	$(0.48)	$0.06	$(0.75)	$(0.26)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(10)    Segment Information

Segment information is as follows:

	December 31, 2001	September 30, 2002
Total assets:
Radio Group One	$107,357,324	$107,422,846
Radio Group Two	105,054,680	104,922,766
Radio Group Three	106,181,672	68,835,757

	$318,593,676	$281,181,369

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net revenue:
Radio Group One	$16,243,258	$16,413,469	$48,552,113	$46,123,450
Radio Group Two	8,796,766	9,593,828	25,971,437	28,080,067
Radio Group Three	3,640,802	2,786,505	10,199,875	7,790,397

Total net revenue	28,680,826	28,793,802	84,723,425	81,993,914

Broadcast cash flow:
Radio Group One	$3,905,126	$5,231,070	$12,761,400	$14,138,085
Radio Group Two	2,640,430	3,202,343	6,895,005	9,398,555
Radio Group Three	1,157,977	1,049,448	3,261,933	2,707,580

Total broadcast cash flow	7,703,533	9,482,861	22,918,338	26,244,220

Reconciliation to income (loss) before income taxes:
Corporate general and administrative	$(1,010,117)	$(1,295,654)	$(3,540,182)	$(3,848,227)
Depreciation and amortization	(7,380,663)	(967,922)	(20,589,198)	(2,945,947)
Impairment loss on long-lived assets	(7,000,000)	—	(7,000,000)	—
Interest expense	(4,588,745)	(3,753,024)	(12,386,322)	(11,599,565)
Other non-operating income (expenses)	(1,202,197)	(917,074)	(2,798,937)	737,831

Income (loss) before income taxes	$(13,478,189)	$2,549,187	$(23,396,301)	$8,588,312

Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Boston, MA, Atlanta, GA, Philadelphia, PA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA.

Broadcast cash flow consists of operating income (loss) from continuing operations before corporate general and administrative expenses, depreciation and amortization, and impairment loss on long-lived assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time, and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of barter revenues and expenses. For the three and nine months ending September 30, 2001 and 2002, these results exclude two radio stations that were sold in the New Orleans market during the first quarter of 2002.

Broadcast cash flow consists of operating income (loss) from continuing operations before corporate general and administrative expenses, depreciation and amortization, and impairment loss on long-lived assets. Although broadcast cash flow is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America, we believe that this measure is useful to an investor in evaluating our performance. This measure is widely used in the broadcast industry to evaluate a radio company’s operating performance. However, you should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. In addition, because broadcast cash flow is not calculated in accordance with accounting principles generally accepted in the United States of America, it is not necessarily comparable to similarly titled measures employed by other companies. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations.

Recent Events

On September 30, 2002, we entered into an amended and restated credit facility, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and the maximum commitment of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In connection with the amended and restated credit facility, we recorded a $1.9 million loss on extinguishment of long-term debt in the three and nine months ended September 30, 2002.

On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for approximately $1.5 million, subject to certain adjustments. We expect to complete the sale of WBYU-AM during the first quarter of 2003; however, the closing is subject to certain conditions, including the approval of the FCC, and we cannot assure you that these conditions will be satisfied. After completion of this sale we will no longer have operations in the New Orleans market therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Results of Operations

In March 2002, we completed the sale of two radio stations in the New Orleans market. As of November 1, 2001, the purchaser began operating these stations under a time brokerage agreement until their disposition on March 20, 2002, which resulted in lower net revenues and station operating expenses during the three and nine months ended September 30, 2002. We also completed our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which contributed to lower net revenue during the nine months ended September 30, 2002. In addition, we also completed our 1997 radio broadcast rights contract with the Florida Marlins in October 2001. On April 1, 2002, we began a one-year extension to our radio broadcast rights contract with the Florida Marlins on more favorable terms for the 2002 season. Currently, we do not have a contract to broadcast the Florida Marlins during the 2003 season.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Implementation of this standard resulted in lower amortization expense for the three and nine months ended September 30, 2002. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the nine months ended September 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50 for the nine months ended September 30, 2002.

Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the nine months ended September 30, 2002, the effective tax rate was decreased by adjustments totaling $0.9 million as a result of the completion of our 2001 income tax returns.

Three Months ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Revenue.    Net revenue increased 0.4% to $28.8 million for the three months ended September 30, 2002 from $28.7 million for the three months ended September 30, 2001. The increase was primarily due to improved performance in most of our market clusters and in particular the Philadelphia and Las Vegas clusters. However, the increase was offset by the sale of two radio stations in the New Orleans market in March 2002. On a same station basis, net revenue increased 5.0% to $28.8 million for the three months ended September 30, 2002 from $27.5 million for the three months ended September 30, 2001. The increase was primarily due to improved performance at most of our market clusters and in particular the Philadelphia and Las Vegas clusters.

Station Operating Expenses.    Station operating expenses decreased 7.9% to $19.3 million for the three months ended September 30, 2002 from $21.0 million for the three months ended September 30, 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was primarily due to the sale of two radio stations in the New Orleans market in March 2002 and the completion of our 1997 radio broadcast rights contract with the Florida Marlins. On a same station basis, station operating expenses decreased 3.3% to $19.4 million for the three months ended September 30, 2002 from $20.1 million for the three months ended September 30, 2001. The decrease was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins.

Broadcast Cash Flow.    Broadcast cash flow increased 23.1% to $9.5 million for the three months ended September 30, 2002 from $7.7 million for the three months ended September 30, 2001. On a same station basis, broadcast cash flow increased 27.4% to $9.4 million for the three months ended September 30, 2002 from $7.4 million for the three months ended September 30, 2001. The increase in actual and same station broadcast cash flow was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. In addition, the increase was due to improved performance in most of our market clusters and in particular the Philadelphia cluster.

The following table sets forth the reconciliation of broadcast cash flow to operating income (loss) from continuing operations for the three months ended September 30, 2001 and 2002:

	Three months ended September 30,
	2001	2002	Change
Operating income (loss) from continuing operations	$(7,687,247)	$7,219,285
Corporate general and administrative	1,010,117	1,295,654	28.3%
Depreciation and amortization	7,380,663	967,922	-86.9%
Impairment loss on long-lived assets	7,000,000	—

Broadcast cash flow	$7,703,533	$9,482,861	23.1%

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 28.3% to $1.3 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices. The increase is primarily due to increased premiums for directors and officers insurance and general liability insurance.

Depreciation and Amortization.    Depreciation and amortization decreased 86.9% to $1.0 million for the three months ended September 30, 2002 from $7.4 million for the three months ended September 30, 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. FCC broadcasting licenses and goodwill amortization was $6.0 million for the three months ended September 30, 2001.

Interest Expense.    Interest expense decreased 18.2% to $3.8 million for the three months ended September 30, 2002 from $4.6 million for the three months ended September 30, 2001. The decrease was primarily due to a general decrease in interest rates and a reduction of the outstanding balance under our credit facility with $19.5 million of proceeds from the sale of two radio stations in the New Orleans market and $7.6 million of scheduled repayments in 2002.

Net Income (Loss).    Net income for the three months ended September 30, 2002 was $1.5 million compared to a net loss of $11.5 million for the three months ended September 30, 2001. The change was primarily due to the increase in broadcast cash flow and the adoption of SFAS 142, which resulted in the decrease in amortization expense in 2002. Net income for 2002 also includes a $1.9 million loss on extinguishment of long-term debt and a $0.7 million gain on an increase in the fair value of our derivative financial instruments compared to a $1.6 million loss on a decrease in the fair value of our derivative financial instruments in 2001. The net loss for 2001 included a $7.0 million impairment loss on long-lived assets.

Nine Months ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net Revenue.    Net revenue decreased 3.2% to $82.0 million for the nine months ended September 30, 2002 from $84.7 million for the nine months ended September 30, 2001. The decrease was primarily due to the sale of two radio stations in the New Orleans market in March 2002 and the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which had contributed $2.0 million to net revenues during the nine months ended September 30, 2001. However, these decreases were partially offset by the inclusion of nine months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed in February 2001 and April 2001, respectively and improved performance at our Philadelphia market cluster. On a same station basis, net revenues decreased 0.3% to $81.9 million for the nine months ended September 30, 2002 from $82.2 million for the nine months ended September 30, 2001. The decrease was primarily due to the completion of our barter agreements with eTour, Inc. and FindWhat.com, which was partially offset by improved performance at our Philadelphia market cluster.

Station Operating Expenses.    Station operating expenses decreased 9.8% to $55.7 million for the nine months ended September 30, 2002 from $61.8 million for the nine months ended September 30, 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was primarily due to the sale of two radio stations in the New Orleans market in March 2002, the completion of our 1997 radio broadcast rights contract with the Florida Marlins, and the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. However, these decreases was partially offset by increased station operating expenses due to the inclusion of nine months of operations from our radio station acquisitions in the Las Vegas and Augusta markets, which were completed in February 2001 and April 2001, respectively. On a same station basis, station operating expenses decreased 7.5% to $56.0 million for the nine months ended September 30, 2002 from $60.5 million for the nine months ended September 30, 2001. The decrease was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins and the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market.

Broadcast Cash Flow.    Broadcast cash flow increased 14.5% to $26.2 million for the nine months ended September 30, 2002 from $22.9 million for the nine months ended September 30, 2001. On a same station basis, broadcast cash flow increased 19.7% to $26.0 million for the nine months ended September 30, 2002 from $21.7 million for the nine months ended September 30, 2001. The increase in actual and same station broadcast cash flow was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins and the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. The increase was also due to improved performance at our Philadelphia market cluster. These increases were partially offset by the completion of our barter agreements with eTour, Inc. and FindWhat.com.

The following table sets forth the reconciliation of broadcast cash flow to operating income (loss) from continuing operations for the nine months ended September 30, 2001 and 2002:

	Nine months ended September 30,
	2001	2002	Change
Operating income (loss) from continuing operations	$(8,211,042)	$19,450,046
Corporate general and administrative	3,540,182	3,848,227	8.7%
Depreciation and amortization	20,589,198	2,945,947	-85.7%
Impairment loss on long-lived assets	7,000,000	—

Broadcast cash flow	$22,918,338	$26,244,220	14.5%

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 8.7% to $3.8 million for the nine months ended September 30, 2002 from $3.5 million for the nine months ended September 30, 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices. The increase is primarily due to increased premiums for directors and officers insurance and general liability insurance.

Depreciation and Amortization.    Depreciation and amortization decreased 85.7% to $2.9 million for the nine months ended September 30, 2002 from $20.6 million for the nine months ended September 30, 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. FCC broadcasting licenses and goodwill amortization was $16.5 million for the nine months ended September 30, 2001.

Interest Expense.    Interest expense decreased 6.4% to $11.6 million for the nine months ended September 30, 2002 from $12.4 million for the nine months ended September 30, 2001. The decrease was primarily due to a general decrease in interest rates and a reduction of the outstanding balance under our credit facility with $19.5 million of proceeds from the sale of two radio stations in the New Orleans market and $7.6 million of scheduled repayments in 2002. The decrease was partially offset by an increase in interest expense due to financing our radio station acquisitions in the Las Vegas, New Orleans and Augusta markets during 2001 with borrowings from our credit facility.

Net Loss.    Net loss for the nine months ended September 30, 2002 was $6.2 million compared to a net loss of $18.2 million for the nine months ended September 30, 2001. The net loss for 2002 was primarily due to the adoption of SFAS 142, which resulted in a $12.1 million impairment loss, net of income tax effect, recorded as a cumulative effect of accounting change. This loss was partially offset by the increase in broadcast cash flow and the decrease in amortization expense due to the adoption of SFAS 142. The net loss for 2002 also includes a

$1.9 million loss on extinguishment of long-term debt and a $2.6 million gain on an increase in the fair value of our derivative financial instruments compared to a $4.5 million loss on a decrease in the fair value of our derivative financial instruments in 2001. The net loss for 2001 included a $7.0 million impairment loss on long-lived assets, a $1.6 million loss on our investment in eTour, Inc. and a $2.6 million gain on a previously written off related party receivable.

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

As of September 30, 2002, we held $2.6 million in cash and cash equivalents and had $44.0 million in remaining commitments available under our credit facility; however, as of September 30, 2002 our financial covenants would have limited additional borrowings to $14.5 million.

Net Cash Provided By Operating Activities.    Net cash provided by operating activities was $9.4 million and $8.6 million for the nine months ended September 30, 2002 and 2001, respectively. The change was primarily due to a $2.7 million decrease in cash paid for income taxes and the receipt of a $2.2 million income tax refund during 2002. These increases in cash were partially offset by a $0.8 million increase in cash paid for interest during 2002. Net cash provided by operating activities also included the receipt of $2.6 million from a previously written off related party receivable during 2001.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities was $17.3 million for the nine months ended September 30, 2002. Net cash used in investing activities was $133.0 million for the nine months ended September 30, 2001. The change is primarily due to the receipt of cash proceeds totaling $19.65 million from the sale of two radio stations in the New Orleans market for $23.0 million in 2002, compared to the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market for $128.3 million in 2001. Net cash used in investing activities also included payments of $2.5 million for a signal upgrade in the Las Vegas market in 2001.

Net Cash Provided By (Used In) Financing Activities.    Net cash used in financing activities was $29.1 million for the nine months ended September 30, 2002. Net cash provided by financing activities was $123.2 million for the nine months ended September 30, 2001. The change is primarily due to the repayment of borrowings under our credit facility with $19.5 million of cash proceeds from the sale of two radio stations in the New Orleans market and $7.6 million of scheduled repayments in 2002, compared to financing our acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market with $123.2 million of borrowings under our credit facility in 2001. Net cash used in financing activities also included payments of loan fees of $2.0 million for changes to our credit facility during the first and third quarters of 2002 and proceeds of $100.0 million from the issuance of term loan B under our amended and restated credit facility which were used to repay $16.0 million of the revolving credit loan and $84.0 million of term loan A.

Credit Facility.    On September 30, 2002, we entered into an amended and restated credit facility, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and the maximum commitment of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In connection with the amended and restated credit facility, we recorded a $1.9 million loss on extinguishment of long-term debt in the three and nine months ended September 30, 2002.

As of September 30, 2002, the maximum commitment under the amended and restated credit facility was $242.4 million and the outstanding balance was $198.4 million. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 5.0625% and 4.9375% as of December 31, 2001 and September 30, 2002, respectively. The term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.9375% as of September 30, 2002. Interest is generally payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the credit facility may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the credit facility. The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries.

As of September 30, 2002, the scheduled reductions of the maximum commitment of the amended and restated credit facility for the remainder of fiscal 2002, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2002	$—	$1,053,000	$—	$1,053,000
2003	—	6,316,000	1,000,000	7,316,000
2004	10,348,000	6,316,000	1,000,000	17,664,000
2005	15,521,000	6,316,000	1,000,000	22,837,000
2006	15,521,000	6,316,000	1,000,000	22,837,000
Thereafter	62,085,000	12,630,000	96,000,000	170,715,000

Total	$103,475,000	$38,947,000	$100,000,000	$242,422,000

We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three and nine months ended September 30, 2002, our unused commitment fee was $44,000 and $151,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of September 30, 2002, these financial covenants included:

•
Maximum Total Leverage Test.    For the period from July 1, 2002 through December 31, 2002, our total debt must not exceed 6.75 times our operating cash flow for the four quarters ending on that day. For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.5 times. For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•
Minimum Interest Coverage Test.    For the period from July 1, 2002 through September 30, 2002, our operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 1.75 times the amount of our interest expense. For all periods after October 1, 2002, the minimum ratio is 2.0 times.

•
Minimum Fixed Charges Test.    Our operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of September 30, 2002, we were in compliance with all applicable financial covenants. As of September 30, 2002, our total leverage ratio was 6.29 times operating cash flow, our interest coverage ratio was 2.04 times interest expense, and our fixed charges ratio was 1.24 times fixed charges.

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

The credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

•	incur additional indebtedness and liens;

•	enter into certain investments or joint ventures;

•	consolidate, merge or effect asset sales;

•	enter sale and lease-back transactions;

•	sell or discount accounts receivable;

•	enter into transactions with affiliates or stockholders;

•	sell, assign, pledge, encumber or dispose of capital stock; or

•	change the nature of our business.

Contractual Cash Obligations

Our contractual cash obligations for the remainder of fiscal year 2002 and thereafter consist of the following:

	October 1 to December 31,	2003	2005
	2002	to 2004	to 2006	Thereafter	Total
Long-term debt (1)	$1,055,000	$24,983,000	$45,674,000	$126,701,000	$198,413,000
Operating leases	584,000	4,258,000	3,392,000	12,594,000	20,828,000
Other operating contracts (2)	835,000	8,727,000	1,803,000	—	11,365,000

Total contractual cash obligations	$2,474,000	$37,968,000	$50,869,000	$139,295,000	$230,606,000

(1)	The maturity on our credit facility could be accelerated if we do not maintain certain covenants.
(2)	Other operating contracts include contracts for sports programming rights, on-air personalities, and rating services.

Other Commercial Commitments

As of September 30, 2002, we had three collar agreements outstanding which required us to make interest payments based on the floor rate of interest and notional amount as stated in the collar agreements. As of September 30, 2002, the notional amount upon maturity of these collar agreements was $95.0 million. Due to the overall decline in interest rates, the estimated fair value of these collar agreements decreased and we recorded a $2.1 million liability for derivative financial instruments as of September 30, 2002. The estimated fair value of each interest rate collar agreement is based on the amounts we would expect to receive or pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

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

We have recorded an allowance for doubtful accounts for estimated losses resulting from customers’ inability to make payments to us. We review specific accounts by station, the current financial condition of our customers and historical write-off experience when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

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

Recent Pronouncements

In June 2001, FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, we cannot determine the impact that the adoption of SFAS 143 will have on our consolidated financial statements.

In August 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have adopted SFAS 144 with no material impact on our consolidated financial statements.

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 addresses the income statement classification of gains or losses from extinguishment of debt and the accounting for certain lease modifications. We adopted SFAS 145 upon issuance with no material impact on our consolidated financial statements.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, we cannot determine the impact that the adoption of SFAS 146 will have on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under our credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding balance under our credit facility. As of September 30, 2002, $198.4 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

To manage interest rate risk associated with our credit facility, we have entered into three interest rate collar agreements and one cap agreement. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2001 and September 30, 2002, the notional amount upon maturity of these cap and collar agreements was $115.0 million and $105.0 million, respectively. Our collar and cap agreements as of September 30, 2002 are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Expiration Date	Estimated Fair Value
Interest rate collar	$20,000,000	5.45%	7.5%	November 2002	$(121,000)
Interest rate collar	$20,000,000	5.75%	7.35%	November 2002	(131,000)
Interest rate collar	$55,000,000	4.95%	7.0%	October 2003	(1,810,000)
Interest rate cap	$10,000,000	—	6.0%	May 2004	—
					$(2,062,000)

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.

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

10.1
Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, the Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.

(b)	Reports on Form 8-K during the three months ended September 30, 2002.

We filed a Current Report on Form 8-K on August 13, 2002 disclosing under Item 9 the certifications of our Chief Executive Officer and our Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	BEASLEY BROADCAST GROUP, INC. /s/ George G. Beasley Name: George G. Beasley Title: Chairmanof the Board and Chief Executive Officer

Date: November 13, 2002	/s/ Caroline Beasley Name: Caroline Beasley Title: VicePresident, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)

Certification of Chief Executive Officer

I, George G. Beasley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beasley Broadcast Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ George G. Beasley Title: Chairman of the Board and Chief Executive Officer

Certification of Vice President, Chief Financial Officer, Secretary and Treasurer

I, Caroline Beasley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beasley Broadcast Group, Inc .;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Caroline Beasley Title: Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)