Form 10-K
period 2002-12-31
BEASLEY BROADCAST GROUP INC
filed 2003-03-10
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission File Number: 0-29253

BEASLEY BROADCAST GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	65-0960915 (I.R.S. Employer Identification No.)

3033 Riviera Drive, Suite 200

Naples, Florida 34103

(Address of principal executive offices and Zip Code)

(239) 263-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

None

Securities Registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of March 6, 2003, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $107,035,971 based on the number of shares outstanding as of March 6, 2003 and the closing price of $14.749 on The Nasdaq Stock Market’s National Market on June 28, 2002, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 7,440,698 Shares Outstanding as of March 6, 2003

Class B Common Stock, $.001 par value 16,832,743 Shares Outstanding as of March 6, 2003

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2003.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2002

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Beasley,” “Beasley Broadcast Group,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

i

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, including, but not limited to, economic changes, unforeseen media events that would cause the company to broadcast commercial free for any period of time, changes in the radio broadcasting industry generally and other key risks described herein under the heading “Risk Factors.” We do not intend, and undertake no obligation, to update any forward-looking statement.

PART I

ITEM 1.    BUSINESS

Overview

We were founded in 1961 and, according to BIA Financial Network, Inc., we were the 17th largest radio broadcasting company in the United States based on 2001 gross revenue. After giving effect to the disposition of WBYU-AM, our remaining station in the New Orleans market, which we completed on February 5, 2003, we own and operate 41 stations, 26 FM and 15 AM. Our stations are located in ten large and mid-sized markets primarily located in the eastern United States. Sixteen of these stations are located in six of the nation’s top fifty radio markets: Boston, Atlanta, Philadelphia, Miami-Ft. Lauderdale, Las Vegas and West Palm Beach-Boca Raton and, according to Miller, Kaplan, Arase & Co. (December 2002 ed.), our station groups rank among the three largest clusters, based on gross revenue, in five of our ten markets. Collectively, our radio stations reach 3.4 million people on a weekly basis according to BIA Financial Network, Inc. For the year ended December 31, 2002, after giving effect to the dispositions in the New Orleans market which we completed on March 20, 2002 and February 5, 2003, as if these dispositions had been completed as of January 1, 2002, we would have had net revenue of $114.6 million, broadcast cash flow of $36.7 million and a net loss of $2.9 million.

We seek to maximize revenues and broadcast cash flow by operating and acquiring clusters of stations in high-growth large and mid-sized markets located primarily in the eastern United States. Our radio stations program a variety of formats, including rock, country, contemporary hit radio and talk, which target the demographic groups in each market that we consider the most attractive to our advertisers.

We are led by our Chairman and Chief Executive Officer, George G. Beasley, who has 41 years of experience in the radio broadcasting industry. Under Mr. Beasley’s guidance, excluding the stations that we currently own, we have acquired and disposed of a total of 55 radio stations, including stations in Los Angeles, Chicago, New Orleans, Orlando and Cleveland. We acquired these 55 stations for an aggregate acquisition price of $200.5 million and the total consideration that we received upon disposition was $370.6 million. Mr. Beasley is supported by a management team with an average of 26 years of experience in the radio broadcasting industry.

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

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Total assets, net revenue and other financial information for these segments are contained in the notes to our consolidated financial statements included in Item 8 of this report.

Recent Events

On September 30, 2002, we entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In addition, the maximum commitment of the revolving credit loan was reduced to $103.5 million. In connection with the amended and restated credit facility, we recorded a $2.0 million loss on extinguishment of long-term debt for the year ended December 31, 2002, of which $0.1 million is reported net of income taxes in discontinued operations.

On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. On February 5, 2003, we completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under our credit facility. Upon completion of this sale we no longer have operations in the New Orleans market, therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

On February 24, 2003, we announced that we had restated our financial statements for the years ended December 31, 2000 and 2001, and for the three months ended March 31, 2002. During the first quarter of 2002, we recorded an adjustment to our deferred tax assets and deferred income tax expense as a result of the completion of our 2001 income tax returns. However, during the fourth quarter of 2002, it was determined that the adjustment should have been recorded in prior periods. As restated, the adjustment corrects our deferred tax assets and liabilities recorded upon conversion from a series of subchapter S corporations, partnerships and limited liability companies to a subchapter C corporation at the time of our initial public offering of common stock on February 11, 2000. As a result of these restatements, the reported net loss for the year ended December 31, 2000 was decreased by $1,083,240, or $0.05 per share, while deferred tax assets were increased by $705,823 and other receivables were increased by $377,417. For the year ended December 31, 2001, the reported net loss was increased by $377,417, or $0.01 per share, while deferred tax assets and stockholders’ equity were increased by $705,823. For the three months ended March 31, 2002, the reported net loss was increased by $705,823, or $0.03 per share.

The restatement of our consolidated financial statements is discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 and note 16 to our consolidated financial statements each contained elsewhere in this report.

Operating Strategy

The principal components of our operating strategy are to:

•	Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple stations in each of our markets. Our station groups rank among the three largest clusters, based on gross revenues, in five of our ten markets. We operate our stations in clusters to capture a variety of demographic listener groups, which enhances our stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional stations in existing clusters position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired stations.

•	Conduct Extensive Market Research. We conduct extensive market research to enhance our ratings and in certain circumstances to identify opportunities to reformat a station to reach an underserved demographic group. Our research, programming and marketing strategy combines thorough research with an assessment of our competitors’ vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming, marketing and promotions on each station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

•	Establish Strong Local Brand Identity. Our stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the stations’ local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally recognized on-air personalities and local sports programming at a number of our stations.

•	Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives. We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our stations have an experienced and stable sales force with an average of five years experience with Beasley Broadcast Group. In addition, we provide our sales force with extensive training, competitive compensation and performance-based incentives. Our stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

•	Hire, Develop and Motivate Strong Local Management Teams. Our station general managers have been with Beasley Broadcast Group for an average of approximately nine years, and a substantial majority operate under employment contracts. We believe that broadcasting is primarily a locally-based business and much of its success is based on the efforts of local management teams. We believe that our station managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees. In addition, we provide employees with opportunities for personal growth and advancement through extensive training, seminars and other educational initiatives.

•	Enhance Broadcast Cash Flow of Underutilized AM Stations. We seek to selectively acquire and enhance the performance of major-market AM stations serving niche markets. To enhance broadcast cash flows at these radio stations, we sell blocks of time to providers of financial, ethnic, religious and other specialty formats.

Acquisition Strategy

Our acquisition strategy, which will focus on stations located in the 100 largest radio markets, is to:

•	acquire additional radio stations in our current markets to further enhance our market position;

•	acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time;

•	pursue swap opportunities with other radio station owners to build or enhance our market clusters; and

•	selectively acquire large-market AM stations serving attractive demographic groups with specialty programming.

Our ability to execute our acquisition strategy, is subject to, among other factors, the availability of additional borrowings under our credit facility, or other permitted financings including additional equity offerings, which may not be available to us when needed or on acceptable terms.

Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. The table excludes one AM radio station in the New Orleans market that was sold on February 5, 2003.

Market/Station	2002 Radio Market Revenue Rank	Year Acquired	Format	2002 Market Revenue Growth	2002 Beasley Market Revenue Rank
Atlanta, GA	6			—%	—
WAEC-AM		2000	Religious
WWWE-AM		2000	Hispanic
Boston, MA	8			—	—
WRCA-AM		2000	Hispanic
Philadelphia, PA	10			9.3	5
WXTU-FM		1983	Country
WPTP-FM		1997	All 80’s
WTMR-AM		1998	Religious
WWDB-AM		1986	Financial
Miami-Ft. Lauderdale, FL	11			9.3	3
WQAM-AM		1996	Sports/Talk
WPOW-FM		1986	Dance CHR
WKIS-FM		1996	Country
WWNN-AM		2000	Health
WHSR-AM		2000	Foreign Language
Las Vegas, NV	36			10.2	4
KSTJ-FM		2001	All 80’s
KJUL-FM		2001	Adult Standards
KKLZ-FM		2001	Classic Rock
West Palm Beach-Boca Raton, FL	42			—	—
WSBR-AM		2000	Financial
Ft. Myers-Naples, FL	66			11.0	3
WRXK-FM		1986	Classic Rock
WXKB-FM		1995	Adult CHR
WJBX-FM		1998	Alternative Rock
WJPT-FM		1998	Adult Standards
WWCN-AM		1987	Sports/Talk

Market/Station	2002 Radio Market Revenue Rank	Year Acquired	Format	2002 Market Revenue Growth	2002 Beasley Market Revenue Rank
Fayetteville, NC	92			7.0	1
WKML-FM		1983	Country
WZFX-FM		1997	Urban
WFLB-FM		1996	Oldies
WUKS-FM		1997	Urban/Adult Contemporary
WAZZ-AM		1997	Nostalgia
WYRU-AM		1997	Religious
Greenville-New Bern-Jacksonville, NC	96			18.8	1
WIKS-FM		1996	Urban
WNCT-FM		1996	Oldies
WSFL-FM		1991	Classic Rock
WMGV-FM		1996	Adult Contemporary
WXNR-FM		1996	Alternative Rock
WNCT-AM		1996	Hispanic
Augusta, GA	118			14.8	2
WKXC-FM		2001	Country
WGAC-AM		1993	News/Talk/Sports
WCHZ-FM		1997	Alternative Rock
WGOR-FM		1992	Oldies
WSLT-FM		2001	Adult Contemporary
WAJY-FM		1994	Nostalgia
WRDW-AM		2000	Sports/Talk
WRFN-FM		2000	Sports/Talk

For our station portfolio, we derived:

•	the 2002 radio market revenue rank from BIA Research, Inc.

•	the 2002 market revenue growth from Miller, Kaplan, Arase & Co. (December 2002 ed.). Reports for the Boston, Atlanta and West Palm Beach-Boca Raton markets were not available to us.

•	our 2002 market revenue rank from Miller, Kaplan, Arase & Co. (December 2002 ed.). Reports for the Boston, Atlanta and West Palm Beach-Boca Raton markets were not available to us.

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

The following are some of the factors that are important to a radio station’s competitive position:

•	management experience;

•	the station’s local audience rank in its market;

•	transmitter power;

•	assigned frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations and other advertising media in the market area.

In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers.

The operation of a radio broadcast station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and availability of FM radio frequencies allotted by the FCC to communities in that market. The number of stations that a single entity may operate in a market is further limited by the FCC’s multiple ownership rules that regulate the number of stations serving the same area that may be owned or controlled by a single entity.

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

Our stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as:

•	satellite delivered digital audio radio service, which now has two primarily subscriber-based satellite radio services that offer numerous programming channels and sound quality equivalent to that of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	new AM stations in the expanded AM band;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in new non-commercial FM radio broadcast outlets that serve small, localized areas.

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

We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes might have on our business.

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

Federal Regulation Of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

•	issues, renews, revokes, conditions and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

The FCC has the power to impose penalties for violations of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, non-renewal of licenses and the revocation of operating authority.

The following is a brief summary of some provisions of the Communications Act and of certain specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

FCC Licenses.    Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band, including certain of our stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for their existing AM band station. Upon the completion of the migration process, it is expected that some AM stations will have improved coverage because of reduced interference. We have not evaluated the impact of the migration process on our business but do not believe that such impact will be material.

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

The following table sets forth the metropolitan market served (the FCC-designated city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the stations that we own excluding one AM radio station in the New Orleans market that was sold on February 5, 2003. In many cases, our licenses are held by wholly-owned indirect subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

Market	Station	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 kW day/.5 kW night	04/01/2004
	WWWE-AM	D	1100 kHz	5 kW day	04/01/2004
Boston, MA	WRCA-AM	B	1330 kHz	5 kW	04/01/2006
Philadelphia, PA	WXTU-FM	B	92.5 MHz	15.5 kW	08/01/2006
	WPTP-FM	B	96.5 MHz	17.0 kW	08/01/2006
	WTMR-AM	B	800 kHz	5 kW day/.5 kW night	06/01/2006
	WWDB-AM	D	860 kHz	10 kW day	08/01/2006
Miami-Ft. Lauderdale, FL	WQAM-AM	B	560 kHz	5 kW day/1 kW night	02/01/2004
	WPOW-FM	C	96.5 MHz	100 kW	02/01/2004
	WKIS-FM	C	99.9 MHz	100 kW	02/01/2004
	WWNN-AM	B	1470 kHz	50 kW day/2.5 kW night	02/01/2004
	WHSR-AM	B	980 kHz	5 kW day/1 kW night	02/01/2004
Las Vegas, NV	KSTJ-FM	C	102.7 MHz	96 kW	10/01/2005
	KJUL-FM	C	104.3 MHz	24.5 kW	10/01/2005
	KKLZ-FM	C	96.3 MHz	100 kW	10/01/2005
West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 kW day/.94 kW night	02/01/2004
Ft. Myers-Naples, FL	WRXK-FM	C	96.1 MHz	100 kW	02/01/2004
	WXKB-FM	C	103.9 MHz	100 kW	02/01/2004
	WJBX-FM	C2	99.3 MHz	45 kW	02/01/2004
	WJPT-FM	C2	106.3 MHz	50 kW	02/01/2004
	WWCN-AM	B	770 kHz	10 kW day/1 kW night	02/01/2004
Fayetteville, NC	WKML-FM	C	95.7 MHz	100 kW	12/01/2003
	WZFX-FM	C1	99.1 MHz	100 kW	12/01/2003
	WFLB-FM	C	96.5 MHz	100 kW	12/01/2003
	WUKS-FM	C3	107.7 MHz	5.2 kW	12/01/2003
	WAZZ-AM	C	1490 kHz	1 kW day/night	12/01/2003
	WYRU-AM	B	1160 kHz	5 kW day/.25 kW night	12/01/2003

Market	Station	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Greenville-New Bern- Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100 kW	12/01/2003
	WNCT-FM	C	107.9 MHz	100 kW	12/01/2003
	WSFL-FM	C1	106.5 MHz	100 kW	12/01/2003
	WMGV-FM	C1	103.3 MHz	100 kW	12/01/2003
	WXNR-FM	C2	99.5 MHz	16.5 kW	12/01/2003
	WNCT-AM	B	1070 kHz	10 kW day/night	12/01/2003
Augusta, GA	WKXC-FM	C2	99.5 MHz	24 kW	12/01/2003
	WGAC-AM	B	580 kHz	5 kW day/.84 kW night	04/01/2004
	WCHZ-FM	C3	95.1 MHz	5.7 kW	04/01/2004
	WGOR-FM	C3	93.9 MHz	13 kW	04/01/2004
	WSLT-FM	A	98.3 MHz	2.8 kW	12/01/2003
	WAJY-FM	A	102.7 MHz	3 kW	12/01/2003
	WRDW-AM	B	1480 kHz	5 kW day/night	04/01/2004
	WRFN-FM	A	93.1 MHz	4.1 kW	04/01/2004
	WTEL-AM	B	1630 kHz	10 kW day/1 kW night	04/01/2004

Transfers or Assignment of License.    The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee; and

•	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion. The Communications Act permits certain court appeals of a contested grant as well.

Multiple and Cross-Ownership Rules.    The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market and the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

•	in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

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

In December 2000, the FCC began a rule making proceeding reviewing possible changes to the methodology by which the FCC defines a particular “radio market” and counts stations to determine compliance with the radio multiple ownership restrictions. The FCC issued another notice in this proceeding in November 2001, which requested comment on the FCC’s proposal to give special review to a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market In September 2002, the FCC incorporated this review into a comprehensive examination of all of its broadcast ownership rules and policies, including those affecting radio and television stations and the broadcast/newspaper cross-ownership rule. The review of the FCC’s local radio ownership rules and policies is investigating whether the FCC should revise its radio ownership rules to develop a framework that will be more responsive to current marketplace realities while continuing to address its public interest concern of promoting diversity and competition. Pending a decision in this omnibus proceeding, the FCC is applying its current ownership rules and an interim policy on the review of advertising revenue concentration to review transfer and assignment applications. Under the interim policy, the FCC examines the potential competitive effects of proposed radio station combinations and relies on a “50/70” screen to identify applications that may raise competitive concerns. Under this screen, an application that proposes a radio station combination that would provide one station group with 50% or more, or two station groups with 70% or more, of the radio advertising revenue of the relevant market will be flagged by the FCC. The FCC will presume that an application that falls below the screen will not raise competition concerns. If an application is flagged by the FCC, the FCC invites public comment on the application to carefully consider the potential competitive impact of such proposals before acting upon them. Under the interim policy the FCC has delayed or refused its consent in some cases because of revenue concentration. It is possible that the FCC may impose more stringent ownership standards, rather than relax its existing rules, as a result of the pending rulemaking proceedings. If this occurs, and the ownership of existing combinations of stations is not “grandfathered,” as is under consideration in the proceeding, we may be required to divest one or more stations in certain markets; the FCC is also considering whether or not to allow the transfer or acquisition of a grandfathered combination.

The FCC’s revised radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

•	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 5 radio stations, or, if the owner only has one television station, an additional 6 radio stations; and

•	in markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional 3 radio stations.

A media voice includes each independently-owned, full power television and radio station and each daily newspaper, plus one voice for all cable television systems operating in the market.

In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC’s broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20% or more of the corporation’s voting stock. The FCC temporarily revoked the single majority shareholder exemption that provided that the interest of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation’s voting stock. However, the FCC grandfathered as non-attributable those minority stock interests that were held as of the date of the revocation. On December 3, 2001, the FCC reinstated the single majority shareholder exemption for all transactions after the order.

The FCC also has a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

Alien Ownership Rules.    The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation if more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

Time Brokerage Agreements.    It is not uncommon for radio stations to enter into what have commonly been referred to as time brokerage agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

The FCC’s rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of FCC’s local radio ownership limits. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15% or less of the brokered station’s programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25% of its programming on another station in the same broadcast service, that is AM-AM or FM-FM through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

Programming and Operations.    The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, and although listener complaints may be filed at any time, they are required to be maintained in the station’s public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

On November 7, 2002, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. These rules replace earlier rules that were found by the federal Court of Appeals for the District of Colombia Circuit to be unconstitutional. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. Radio stations with ten or more full-time employees in a given market must file a Mid-term EEO Report with the FCC midway through the license term. Broadcasters must prepare and place in their public files and on their websites an annual EEO report, and to file the previous two reports with the FCC along with the Mid-term EEO Report and the renewal application. The rules become effective on March 10, 2003. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding, which is expected to be completed in 2003.

FCC decisions hold that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This policy has not had a material impact on our programming and commercial advertising operations but the policy’s future impact is uncertain.

Proposed and Recent Changes.    Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies including the definition of the local market for multiple-ownership rule purposes;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	streaming fees for radio;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free air time to candidates;

•	technical and frequency allocation matters; and

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

The FCC has selected the In-Band On-Channel™ as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The FCC has authorized the commencement of “hybrid” In-Band On-Channel™ transmissions, that is, simultaneous broadcast in both digital and analog format (after an individualized grant of special temporary authority by the FCC), pending the adoption of formal licensing and service rules. Nighttime operations by digital AM stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology would permit a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete.

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

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues and broadcast cash flows are typically lowest in the first calendar quarter.

Employees

On December 31, 2002, we had a staff of 481 full-time employees and 166 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to some employees at WXTU-FM in Philadelphia. The collective bargaining agreement expires on March 31, 2004 and will automatically renew thereafter for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

Internet Address and Internet Access to Periodic and Current Reports

Our Internet address on the world wide web is bbgi.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The types of facilities required to support each of our radio stations include offices, studios and transmitter and antenna sites. We typically lease our office and studio broadcasting space with lease terms from three to ten years, although we do own some of our facilities. Our principal executive offices are located at 3033 Riviera Drive, Suite 200, Naples, Florida 34103. We lease that building from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. We currently have a month to month lease and pay approximately $7,400 per month. We lease the majority of our towers from Beasley Family Towers, Inc., which is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The transmitter and antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beasley Broadcast Group, Inc. has two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value, and Class B common stock, $.001 par value. Our Class A common stock trades on Nasdaq’s National Market System under the symbol “BBGI.” There is no established public trading market for our Class B common stock. Quarterly high and low prices of our Class A common stock are shown below:

Fiscal 2002	High	Low
First Quarter	$16.08	$9.84
Second Quarter	17.55	12.42
Third Quarter	14.75	9.85
Fourth Quarter	13.58	9.28

Fiscal 2001
First Quarter	$15.625	$9.25
Second Quarter	17.00	12.75
Third Quarter	16.25	10.25
Fourth Quarter	13.90	8.72

As of March 6, 2003, the number of holders of our Class A common stock was approximately 700. As of March 6, 2003, the number of holders of our Class B common stock was nine.

We did not pay any cash dividends in the year 2000, 2001 or 2002 and do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders 2000 Equity Plan	2,821,000	$15.02	179,000
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	2,821,000		179,000

See note 20 to our consolidated financial statements contained elsewhere in this report for a description of the 2000 Equity Plan of Beasley Broadcast Group, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of and for the years ended December 31, 1998 and 1999 from our audited combined financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2000 from our consolidated financial statements not included in this report. We have derived the selected financial data shown below for the year ended December 31, 2000 and as of and for the years ended December 31, 2001 and 2002 from our audited consolidated financial statements included elsewhere in this report.

We have restated our consolidated financial statements for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included herein for additional information on the restatements. The information in the following selected financial data table reflects these restatements.

As you review the information contained in the following table and throughout this report, you should note the following:

•	From January 1, 1998 to February 10, 2000, we operated as a series of partnerships and subchapter S corporations under the Internal Revenue Code. Accordingly, we were not liable for federal and some state and local corporate income taxes, as we would have been if we had been treated as a subchapter C corporation. During these periods, our stockholders included our taxable income or loss in their federal and applicable state and local income tax returns. The pro forma amounts shown in the table reflect provisions for federal, state and local income taxes, applied to net loss before pro forma income taxes, as if we had been taxed as a subchapter C corporation. On February 11, 2000, our subchapter S status terminated.

•	For purposes of our historical financial statements, the term pro forma refers to the adjustments necessary to reflect our status as a subchapter C corporation for income tax purposes rather than a series of subchapter S corporations and partnerships, distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group, Inc. prior to the reorganization, the distribution of untaxed retained income and subsequent re-contribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting.

•	Broadcast cash flow consists of net revenue less station operating expenses. Station operating expenses include program and production, sales and advertising, and station general and administrative expenses.

Although broadcast cash flow is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America, we believe that this measure is useful to an investor in evaluating our performance because we believe it reflects a measure of the performance of our radio stations before considering costs and expenses related to our specific corporate and capital structure including our corporate overhead, depreciation and amortization and interest expense. In addition, this measure is widely used in the broadcast industry to evaluate a radio company’s operating performance and is used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, you should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. In addition, because broadcast cash flow is not calculated in accordance with accounting principles generally accepted in the United States of America, it is not necessarily comparable to similarly titled measures employed by other companies.

The comparability of the historical financial information reflected below has been significantly affected by acquisitions and dispositions. You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	1998	1999	2000	2001	2002
			As Restated	As Restated
	(in thousands except per share data and shares outstanding)
Operating Data:
Net revenue	$81,433	$93,621	$106,154	$115,132	$114,692
Costs and expenses:
Station operating expenses	61,692	66,661	71,725	82,354	77,843
Corporate general and administrative	2,498	2,764	3,992	4,684	5,151
Equity appreciation rights	—	606	1,174	—	—
Format change expenses	—	—	1,545	—	—
Employee and contract termination expenses	—	—	—	1,528	—
Depreciation and amortization	16,096	16,410	17,409	27,439	3,725
Impairment loss on long-lived assets	—	—	—	7,000	—

Total costs and expenses	80,286	86,441	95,845	123,005	86,719
Operating income (loss) from continuing operations	1,147	7,180	10,309	(7,873)	27,973
Other income (expense):
Interest expense	(13,602)	(14,008)	(8,813)	(16,652)	(15,264)
Loss on extinguishment of long-term debt	—	—	—	—	(1,906)
Gain (loss) on change in fair value of derivative financial instruments	—	—	—	(4,696)	2,821
Gain (loss) on equity investments	—	—	(2,400)	(1,585)	600
Other non-operating income (expense)	(160)	776	305	1,994	188
Gain on sale of radio stations	4,028	—	—	—	—

Income (loss) from continuing operations before income taxes	(8,587)	(6,052)	(599)	(28,812)	14,412
Income tax expense (benefit)	—	—	27,915	(6,997)	5,812

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	(8,587)	(6,052)	(28,514)	(21,815)	8,600
Cumulative effect of accounting change (net of income taxes)	—	—	—	41	(11,677)
Discontinued operations (net of income taxes)	—	—	—	(360)	(650)

Net loss	$(8,587)	$(6,052)	$(28,514)	$(22,134)	$(3,727)

Pro-forma income tax benefit	$(3,250)	$(2,204)	N/A	N/A	N/A

Pro-forma net loss	$(5,337)	$(3,848)	N/A	N/A	N/A

Basic and diluted net loss per share	—	—	$(1.21)	$(0.91)	$(0.15)
Pro forma basic and diluted net loss per share	$(0.31)	$(0.22)	—	—	—
Weighted average common shares outstanding—basic	17,423,441	17,423,441	23,506,091	24,273,441	24,273,441
Weighted average common shares outstanding—diluted	17,423,441	17,423,441	23,506,091	24,273,441	24,312,899
Other Data:
Broadcast cash flow:
Net revenue	$81,433	$93,621	$106,154	$115,132	$114,692
Station operating expenses	(61,692)	(66,661)	(71,725)	(82,354)	(77,843)

Broadcast cash flow	$19,741	$26,960	$34,429	$32,778	$36,849

Cash provided by (used in):
Operating activities	$4,921	$7,195	$7,270	$8,908	$13,265
Investing activities	(12,527)	(2,760)	(28,622)	(132,894)	18,360
Financing activities	4,689	(2,192)	20,092	123,242	(31,176)

	As of December 31,
	1998	1999	2000	2001	2002
			As Restated	As Restated
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$4,760	$7,003	$5,743	$4,999	$5,448
Intangibles, net	151,048	137,287	164,894	256,904	217,815
Total assets	194,773	185,861	219,242	319,299	282,091
Long-term debt	163,285	163,123	103,487	225,498	196,359
Total stockholders’ equity (deficit)	6,041	(2,919)	80,041	57,907	54,180

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2002, we generated 72.5% of our revenues from local advertising, which is sold primarily by each individual radio station’s local sales staff. We generated 18.1% of our revenues from national advertising in 2002, which is purchased through independent, national advertising sales representatives by customers that want to advertise nationwide. We generated the balance of our revenues principally from promotional events, brokered programming and sales to broadcasting networks that purchase commercial airtime.

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Total assets, net revenue and other financial information for these segments are contained in the notes to our consolidated financial statements included in Item 8 of this report.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our inventory, we minimize our use of trade agreements and during the year ended December 31, 2002, barter revenue was $6.7 million or 5.8% of our net revenue and barter expenses were $6.5 million or 8.4% of our station operating expenses.

We calculate same station results by comparing the performance of radio stations owned or operated at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of barter revenues and expenses. These results exclude two stations that were sold in the New Orleans market during the first quarter of 2002 and one station that was sold in the New Orleans market during the first quarter of 2003. In addition, for the comparison of 2001 to 2000 only, these results also exclude the operating results of WPTP-FM in the Philadelphia market from January 1 to October 31 in 2001 and 2000 due to a major format change on November 6, 2000. We excluded the operating results of WPTP-FM because the implementation of this major format change resulted in a significant decrease in net revenue and a significant increase in promotional expenses during the period from January 1, 2001 to October 31, 2001, which were not comparable to the same period in 2000 under the previous format.

Broadcast cash flow consists of net revenue less station operating expenses. Station operating expenses include program and production, sales and advertising, and station general and administrative expenses. Same station broadcast cash flow is the broadcast cash flow of the radio stations included in our same station calculations. As you review the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” you should note that although broadcast cash flow and same station broadcast cash flow are not financial measures calculated in accordance with accounting principles generally accepted in the United States of America, we believe that these measures are useful to an investor in evaluating our performance because we believe they reflect a measure of the performance of our radio stations before considering costs and expenses related to our specific corporate and capital structure including our corporate overhead, depreciation and amortization and interest expense. In addition, we believe same station broadcast cash flow provides a useful measure of performance because it presents broadcast cash flow before the impact of any acquisitions or dispositions completed during the relevant periods which allows us to measure only the performance of radio stations that we have owned and operated for the entire relevant periods. Broadcast cash flow and same station broadcast cash flow are measures widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, you should not consider these measures in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. In addition, because broadcast cash flow and same station broadcast cash flow are not calculated in accordance with accounting principles generally accepted in the United States of America, they are not necessarily comparable to similarly titled measures employed by other companies

Restatement of Financial Information

On February 24, 2003 we announced that we had restated our financial statements for the years ended December 31, 2000 and 2001, and for the three months ended March 31, 2002. During the first quarter of 2002, we recorded an adjustment to our deferred tax assets and deferred income tax expense as a result of the completion of our 2001 income tax returns. However, during the fourth quarter of 2002, it was determined that the adjustment should have been recorded in prior periods. As restated, the adjustment corrects our deferred tax assets and liabilities recorded upon conversion from a series of subchapter S corporations, partnerships and limited liability companies to a subchapter C corporation at the time of our initial public offering of common stock on February 11, 2000. As a result of these restatements, the reported net loss for the year ended December 31, 2000 was decreased by $1,083,240, or $0.05 per share, while deferred tax assets were increased by $705,823 and other receivables were increased by $377,417. For the year ended December 31, 2001, the reported net loss was increased by $377,417, or $0.01 per share, while deferred tax assets and stockholders’ equity were increased by $705,823. For the three months ended March 31, 2002, the reported net loss was increased by $705,823, or $0.03 per share. These adjustments had no impact on operating income (loss) from continuing operations or other income (expense) as originally reported during 2000, 2001 and 2002, except for other non-operating income for the year ended December 31, 2001. The following information presents the impact of these adjustments on the Company’s financial information as originally reported during 2000, 2001 and 2002:

	Year ended December 31, 2000		Year ended December 31, 2001
	As Reported	As Restated	As Reported	As Restated
Other non-operating income	$168,383	$168,383	$3,032,501	$2,655,084

Loss from continuing operations before income taxes	(599,687)	(599,687)	(29,021,705)	(28,812,740)
Income tax expense (benefit)	28,998,000	27,914,760	(7,224,000)	(6,997,539)

Loss from continuing operations before cumulative effect of accounting change and discontinued operations	(29,597,687)	(28,514,447)	(21,797,705)	(21,815,201)
Cumulative effect of accounting change (net of income taxes)	—	—	41,000	41,000
Discontinued operations (net of income taxes)	—	—	—	(359,921)

Net loss	$(29,597,687)	$(28,514,447)	$(21,756,705)	$(22,134,122)

Basic and diluted net loss per share	$(1.26)	$(1.21)	$(0.90)	$(0.91)

	Three months ended March 31, 2002
	As Reported	As Restated
Income from continuing operations before income taxes	$1,570,244	$1,641,711
Income tax expense (benefit)	(275,055)	458,369

Income from continuing operations before cumulative effect of accounting change and discontinued operations	1,845,299	1,183,342
Cumulative effect of accounting change (net of income taxes)	(12,122,391)	(11,676,516)
Discontinued operations (net of income taxes)	—	(489,741)

Net loss	$(10,277,092)	$(10,982,915)

Basic and diluted net loss per share	$(0.42)	$(0.45)

	December 31, 2000		December 31, 2001
	As Reported	As Restated	As Reported	As Restated
Other receivables	$980,504	$1,357,921	$3,079,552	$3,079,552
Deferred tax assets	176,000	881,823	1,525,000	2,230,823
Total assets	218,158,564	219,241,804	318,593,676	319,299,499
Accumulated deficit	(27,700,608)	(26,617,368)	(49,457,313)	(48,751,490)
Stockholders’ equity	78,957,597	80,040,837	57,200,892	57,906,715
Total liabilities and stockholders’ equity	218,158,564	219,241,804	318,593,676	319,299,499

Results of Operations

As noted above, we have restated our financial statements for the years ended December 31, 2000 and 2001. All amounts and percentages have been revised to reflect the adjustments made to our prior period financial information.

In March 2002, we completed the sale of two radio stations in the New Orleans market. As of November 1, 2001, the purchaser began operating these stations under a time brokerage agreement until their disposition on March 20, 2002, which resulted in lower net revenue and station operating expenses during the year ended December 31, 2002. We also completed our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, both of which contributed to lower net revenue during the year ended December 31, 2002. In addition, we also completed our 1997 radio broadcast rights contract with the Florida Marlins in October 2001.

On April 1, 2002, we began a one-year extension to our radio broadcast rights contract with the Florida Marlins on more favorable terms for the 2002 season. Currently, we do not have a contract to broadcast the Florida Marlins during the 2003 season.

On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. On February 5, 2003, we completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under our credit facility. Upon completion of this sale we no longer have operations in the New Orleans market, therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Implementation of this standard resulted in lower amortization expense for the year ended December 31, 2002. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

The following information presents the impact on the net loss and net loss per share had FCC broadcasting licenses and goodwill not been amortized during 2000 and 2001:

	2000	2001	2002
	As Restated	As Restated
Net loss	$(28,514,447)	$(22,134,122)	$(3,727,050)
FCC broadcasting licenses amortization (net of income taxes)	7,402,958	13,054,437	—
Goodwill amortization (net of income taxes)	704,774	768,066	—

Adjusted net loss	$(20,406,715)	$(8,311,619)	$(3,727,050)

Basic and diluted net loss per share:
Net loss	$(1.21)	$(0.91)	$(0.15)
FCC broadcasting licenses amortization	0.31	0.54	—
Goodwill amortization	0.03	0.03	—

Adjusted net loss	$(0.87)	$(0.34)	$(0.15)

Basic common shares outstanding	23,506,091	24,273,441	24,273,441

Diluted common shares outstanding	23,506,091	24,273,441	24,312,899

Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenue.    Net revenue decreased 0.4% to $114.7 million for 2002 from $115.1 million for 2001. The decrease was primarily due to the sale of two radio stations in the New Orleans market in March 2002 and the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001, which had contributed $0.7 million and $1.4 million, respectively, to net revenue during the year ended December 31,

2001. However, these decreases were partially offset by the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed in February 2001 and April 2001, respectively, and improved performance at our Philadelphia and Las Vegas market clusters. On a same station basis, net revenues increased 2.3% to $114.6 million for 2002 from $112.0 million for 2001. The increase was primarily due to improved performance at our Philadelphia and Las Vegas market clusters, which was partially offset by the completion of our barter agreements with eTour, Inc. and FindWhat.com. The following table reconciles reported net revenue to same station net revenue for 2001 and 2002.

	2001	2002	Change
Reported net revenue	$115,131,801	$114,692,029	(0.4)%
Sold New Orleans stations	(4,421,359)	(135,043)
Acquired Las Vegas stations	571,279	—
Acquired Augusta stations	671,654	—

Same station net revenue	$111,953,375	$114,556,986	2.3%

Station Operating Expenses.    Station operating expenses decreased 5.5% to $77.8 million for 2002 from $82.4 million for 2001. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The decrease was primarily due to the decrease in program and production expenses as a result of the completion of our 1997 radio broadcast rights contract with the Florida Marlins, the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market, and the sale of two radio stations in the New Orleans market in March 2002. However, these decreases were partially offset by increased station operating expenses due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas and Augusta markets, which were completed in February 2001 and April 2001, respectively. On a same station basis, station operating expenses decreased 2.7% to $77.8 million for 2002 from $80.0 million for 2001. The decrease was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins and the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. The following table reconciles reported station operating expenses to same station operating expenses for 2001 and 2002.

	2001	2002	Change
Reported station operating expenses	$82,353,695	$77,842,569	(5.5)%
Sold New Orleans stations	(3,359,052)	7,311
Acquired Las Vegas stations	462,368	—
Acquired Augusta stations	549,574	—
Other	(1,109)	—

Same station operating expenses	$80,005,476	$77,849,880	(2.7)%

Broadcast Cash Flow.    Broadcast cash flow increased 12.4% to $36.8 million for 2002 from $32.8 million for 2001. On a same station basis, broadcast cash flow increased 14.9% to $36.7 million for 2002 from $31.9 million for 2001. The increase in actual and same station broadcast cash flow was primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins and the absence of promotional expenses incurred during the first quarter of 2001 to promote a format change at a radio station in the Philadelphia market. The increase was also due to improved performance at our Philadelphia market cluster. These increases were partially offset by the completion of our barter agreements with eTour, Inc. and FindWhat.com. The following tables present the calculation of broadcast cash flow and same station broadcast cash flow for 2001 and 2002.

	2001	2002	Change
Reported net revenue	$115,131,801	$114,692,029	(0.4)%
Reported station operating expenses	(82,353,695)	(77,842,569)	(5.5)

Broadcast cash flow	$32,778,106	$36,849,460	12.4%

	2001	2002	Change
Same station net revenue	$111,953,375	$114,556,986	2.3%
Same station operating expenses	(80,005,476)	(77,849,880)	(2.7)

Same station broadcast cash flow	$31,947,899	$36,707,106	14.9%

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 10.0% to $5.2 million for 2002 from $4.7 million for 2001. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices. The increase is primarily due to increased compensation and premiums for general liability insurance.

Depreciation and Amortization.    Depreciation and amortization decreased 86.4% to $3.7 million for 2002 from $27.4 million for 2001. The decrease was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. FCC broadcasting licenses and goodwill amortization was $21.9 million for 2001.

Interest Expense.    Interest expense decreased 8.3% to $15.3 million for 2002 from $16.7 million for 2001. The decrease was primarily due to a general decrease in interest rates and a reduction of the outstanding balance under our credit facility with $19.5 million of proceeds from the sale of two radio stations in the New Orleans market and $9.6 million of repayments in 2002. The decrease was partially offset by an increase in interest expense due to financing our radio station acquisitions in the Las Vegas, New Orleans and Augusta markets during 2001 with borrowings from our credit facility.

Net Loss.    Net loss for 2002 was $3.7 million compared to a net loss of $22.1 million for 2001. The net loss for 2002 was primarily due to the adoption of SFAS 142, which resulted in a $12.1 million impairment loss net of income taxes, of which $11.7 million is reported as a cumulative effect of accounting change and $0.4 million in discontinued operations. This loss was partially offset by the increase in broadcast cash flow and the decrease in amortization expense due to the adoption of SFAS 142. The net loss for 2002 also includes a $2.0 million loss on extinguishment of long-term debt, of which $0.1 million is reported net of income taxes in discontinued operations, and a $2.8 million gain on an increase in the fair value of our derivative financial instruments compared to a $4.7 million loss on a decrease in the fair value of our derivative financial instruments in 2001. The net loss for 2001 included a $7.0 million impairment loss on long-lived assets, a $1.6 million loss on our investment in eTour, Inc. and a $2.6 million gain on a previously written off related party receivable.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenue.    Net revenue increased 8.5% to $115.1 million for 2001 from $106.2 million for 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta, Georgia market during the second quarter of 2001 and the inclusion of net revenue for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000. The increase was partially offset by lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to the format change during the fourth quarter of 2000. On a same station basis, net revenue decreased 3.6% to $96.6 million for 2001 from $100.2 million for 2000. Our same station results exclude the operating results of WPTP-FM from January 1 to October 31 in 2001 and 2000 due to a major format change on November 6, 2000. We excluded the operating results of WPTP-FM because the implementation of this major format change resulted in a significant decrease in net revenue and a significant increase in promotional expenses during the period from January 1, 2001 to October 31, 2001, which were not comparable to the same period in 2000 under the previous format. The following table reconciles reported net revenue to same station net revenue for 2000 and 2001.

	2000	2001	Change
Reported net revenue	$106,153,640	$115,131,801	8.5%
WPTP revenue from January 1 to October 31	(7,627,807)	(3,224,651)
Acquired Las Vegas stations	—	(8,482,848)
Acquired New Orleans stations	—	(4,421,359)
Acquired Augusta stations	—	(2,394,926)
Acquired Atlanta stations	41,156	—
Acquired Boston station	312,551	—
Acquired Miami-Ft. Lauderdale stations	816,526	—
Acquired West Palm Beach-Boca Raton station	515,281	—
Other	(600)	—

Same station net revenue	$100,210,747	$96,608,017	(3.6)%

Station Operating Expenses.    Station operating expenses increased 14.8% to $82.4 million for 2001 from $71.7 million for 2000. The increase was primarily due to our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001 and in the Augusta, Georgia market during the second quarter of 2001. On a same station basis, station operating expenses increased 1.6% to $67.1 million for 2001 from $66.0 million for 2000. Our same station results exclude the operating results of WPTP-FM from January 1 to October 31 in 2001 and 2000 due to a major format change on November 6, 2000. We excluded the operating results of WPTP-FM because the implementation of this major format change resulted in a significant decrease in net revenue and a significant increase in promotional expenses during the period from January 1, 2001 to October 31, 2001, which were not comparable to the same period in 2000 under the previous format. The following table reconciles reported station operating expenses to same station operating expenses for 2000 and 2001.

	2000	2001	Change
Reported station operating expenses	$71,724,586	$82,353,695	14.8%
WPTP station operating expenses from January 1 to October 31	(6,176,059)	(4,874,269)
Acquired Las Vegas stations	—	(5,420,311)
Acquired New Orleans stations	—	(3,359,052)
Acquired Augusta stations	—	(1,612,155)
Acquired Atlanta stations	23,348	—
Acquired Boston station	87,918	—
Acquired Miami-Ft. Lauderdale stations	150,089	—
Acquired West Palm Beach-Boca Raton station	275,215	—
Other	(56,929)	(1,109)

Same station operating expenses	$66,028,168	$67,086,799	1.6%

Broadcast Cash Flow.    Broadcast cash flow decreased 4.8% to $32.8 million for 2001 from $34.4 million for 2000. The decrease was primarily due to lower revenues at most of our radio stations due to the softer advertising environment and at WPTP-FM in the Philadelphia market due to a format change during the fourth quarter of 2000. The decrease was partially offset by additional broadcast cash flow associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta market during the second quarter of 2001, and the inclusion of broadcast cash flow for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000. On a same station basis, broadcast cash flow decreased 13.6% to $29.5 million for 2001 from $34.2 million for 2000. The following tables present the calculation of broadcast cash flow and same station broadcast cash flow for 2000 and 2001.

	2000	2001	Change
Reported net revenue	$106,153,640	$115,131,801	8.5%
Reported station operating expenses	(71,724,586)	(82,353,695)	14.8

Broadcast cash flow	$34,429,054	$32,778,106	(4.8)%

Same station net revenue	$100,210,747	$96,608,017	(3.6)%
Same station station operating expenses	(66,028,168)	(67,086,799)	1.6

Same station broadcast cash flow	$34,182,579	$29,521,218	(13.6)%

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

Depreciation and Amortization. Depreciation and amortization increased 57.6% to $27.4 million for 2001 from $17.4 million for 2000. The increase was primarily due to additional amortization and depreciation expense associated with our radio station acquisitions in the Las Vegas and New Orleans markets during the first quarter of 2001, in the Augusta, Georgia market during the second quarter of 2001, and the inclusion of depreciation and amortization for an entire year from our radio station acquisitions in the Miami-Ft. Lauderdale and West Palm Beach-Boca Raton markets during the second quarter of 2000. FCC broadcasting licenses and goodwill amortization was $21.9 million and $13.2 million for 2001 and 2000, respectively.

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

Net Loss.    Net loss for 2001 was $22.1 million compared to a net loss of $28.5 million for 2000. The change is partially due to the decrease in broadcast cash flow, and the increases in corporate general and administrative, depreciation and amortization and interest expense. In addition, the net loss for 2001 includes expenses of $1.5 million associated with employee and contract termination expenses due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market and continued consolidation of our operations, a $7.0 million impairment loss on long-lived assets due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market, a $1.6 million loss on our investment in eTour, Inc., a $4.7 million loss in the fair value of our derivative financial instruments due to the adoption of SFAS 133 and a $2.6 million gain on a previously written off related party receivable. The net loss for 2000 includes the establishment of a $27.2 million net deferred tax liability upon conversion from a series of subchapter S corporations to a series of subchapter C corporations as a result of the initial public offering and corporate reorganization, the redemption of equity appreciation rights for $1.2 million, expenses of $1.5 million associated with the format change at WPTP-FM in the Philadelphia market, and a $2.4 million unrealized loss on our investment in FindWhat.com.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally-generated cash flow and our credit facility. Our liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, radio station acquisitions and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

•	internally-generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to meet our financial obligations for at least the next twelve months. Poor financial results, unanticipated opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing requirements sooner than we expect; and, we may not secure financing when needed or on acceptable terms.

As of December 31, 2002, we held $5.4 million in cash and cash equivalents and had $45.0 million in remaining commitments available under our credit facility; however, as of December 31, 2002 our maximum total leverage covenant would have limited additional borrowings to $18.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

Net Cash Provided By Operating Activities.    Net cash provided by operating activities was $13.3 million and $8.9 million for 2002 and 2001, respectively. The change was primarily due to a $1.9 million increase in cash receipts from sales, a $0.9 decrease in cash paid for station operating expenses, a $2.7 million decrease in cash paid for income taxes and the receipt of a $2.2 million income tax refund during 2002. Net cash provided by operating activities included the receipt of $2.6 million from a previously written off related party receivable during 2001.

Net cash provided by operating activities was $8.9 million and $7.3 million for 2001 and 2000, respectively. The change is primarily due to a $6.2 million increase in cash receipts from sales and the $2.6 million gain on a previously written off related party receivable, partially offset by a $2.6 million increase in cash paid for station operating expenses, expenses of $1.5 million related to employee contract and termination expenses due to the impending sale of WRNO-FM and KMEZ-FM in the New Orleans market and continued consolidation of our operations, a $3.5 million increase in cash paid for interest and a $1.3 million increase in cash paid for income taxes. In 2000, net cash provided by operating activities was decreased by the redemption of $1.2 million of equity appreciation rights and expenses of $1.5 million related to the format change at WPTP-FM in the Philadelphia market.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities was $18.4 million for 2002. Net cash used in investing activities was $132.9 million for 2001. The change is primarily due to the receipt of cash proceeds totaling $19.65 million from the sale of two radio stations in the New Orleans market for $23.0 million in 2002, compared to the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market for $128.3 million in 2001. Net cash used in investing activities also included payments of $2.5 million for a signal upgrade in the Las Vegas market in 2001.

Net cash used in investing activities was $132.9 million and $28.6 million 2001 and 2000, respectively. The change is primarily due to the acquisition of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $128.3 million compared to the acquisition of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach-Boca Raton market in 2000 for an aggregate $34.8 million. In addition, net cash used in investing activities was also increased in 2001 by payments totaling $2.5 million for a signal upgrade. Net cash used in 2000 was offset by the repayment of loans to the former S corporation stockholders and increased by repayment of notes receivable from related parties and stockholders.

Net Cash Provided By (Used In) Financing Activities.    Net cash used in financing activities was $31.2 million for 2002. Net cash provided by financing activities was $123.2 million for 2001. The change is primarily due to the repayment of borrowings under our credit facility with $19.5 million of cash proceeds from the sale of two radio stations in the New Orleans market and $9.6 million of repayments in 2002, compared to financing our acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market with $123.2 million of borrowings under our credit facility in 2001. Net cash used in financing activities also included payments of loan fees of $2.0 million for changes to our credit facility during the first and third quarters of 2002 and proceeds of $100.0 million from the issuance of term loan B under our credit facility which were used to repay $16.0 million of the revolving credit loan and $84.0 million of term loan A.

Net cash provided by financing activities was $123.2 million and $20.1 million for 2001 and 2000, respectively. The change is primarily due to financing the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta, Georgia market in 2001 for an aggregate $123.2 million compared to financing the acquisitions of two radio stations in the Atlanta market, one radio station in the Boston market, two radio stations in the Miami-Ft. Lauderdale market and one radio station in the West Palm Beach-Boca Raton market in 2000 for an aggregate $34.8 million. In 2000, net cash was increased by the initial public offering proceeds, less associated costs, which were used to repay $58.5 million of the credit facility and all outstanding notes payable to related parties. In 2000, we also refinanced our credit facility with an outstanding balance of $102.2 million and paid loan fees totaling $2.8 million. In 2000, net cash was also decreased by distributions totaling $2.3 million to the former S corporation stockholders.

Credit Facility.    On March 20, 2002, we entered into an amendment to our credit agreement that reduced the maximum commitment for the revolving credit loan under our credit facility to $119.5 million and revised certain financial covenants.

On September 30, 2002, we entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In addition, the maximum commitment for the revolving credit loan was reduced to $103.5 million. In connection with the amended and restated credit facility, we recorded a $2.0 million loss on extinguishment of long-term debt for the year ended December 31, 2002, of which $0.1 million is reported net of income taxes in discontinued operations.

As of December 31, 2002, the maximum commitment for the revolving credit loan under our credit facility was $103.5 million; however, as of December 31, 2002, our maximum total leverage covenant would have limited additional borrowings to $18.8 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 5.0625% and 4.4375% as of December 31, 2001 and 2002, respectively. The term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% as of December 31, 2002. Interest is generally payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our direct and indirect subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of December 31, 2002, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$6,315,789	$1,000,000	$7,315,789
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	17,071,262	8,421,053	1,000,000	26,492,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$58,461,262	$37,894,736	$100,000,000	$196,355,998

We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the year ended December 31, 2002, our unused commitment fee was $193,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests. As of December 31, 2002, these financial covenants included:

•	Maximum Total Leverage Test. As of December 31, 2002, our total debt must not have exceeded 6.75 times our operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.5 times. For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. Our operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our interest expense.

•	Minimum Fixed Charges Test. Our operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of December 31, 2002, we believe that we were in compliance with all applicable financial covenants. As of December 31, 2002, our total leverage ratio was 6.16 times operating cash flow, our interest coverage ratio was 2.12 times interest expense, and our fixed charges ratio was 1.18 times fixed charges.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of our outstanding debt.

The credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

•	incur additional indebtedness and liens;

•	enter into certain investments or joint ventures;

•	consolidate, merge or effect asset sales;

•	enter sale and lease-back transactions;

•	sell or discount accounts receivable;

•	enter into transactions with affiliates or stockholders;

•	sell, assign, pledge, encumber or dispose of capital stock; or

•	change the nature of our business.

Contractual Obligations

Our contractual obligations as of December 31, 2002 consist of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$196,359,170	$7,318,961	$14,631,578	$33,808,104	$140,600,527
Operating Leases	22,276,000	2,402,000	4,082,000	4,017,000	11,775,000
Purchase Obligations (2)	10,623,820	6,503,257	4,069,976	50,587	—
Other Long-Term Liabilities (3)	1,809,000	1,590,000	219,000	—	—

Total Contractual Obligations	$231,067,990	$17,814,218	$23,002,554	$37,875,691	$152,375,527

(1)	Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of our outstanding debt.

(2)	Purchase obligations include contracts for rating services, sports programming rights, and on-air personalities.

(3)	Other long-term liabilities include the estimated fair value of three interest rate collar agreements and one interest rate swap agreement. The estimated fair value of each agreement is based on the amounts we would expect to pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

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

We have significant amounts of property and equipment recorded in our financial statements. We assess the recoverability of our property and equipment on an on-going basis using estimates of future undiscounted cash flows that we expect to generate from these assets. Our radio stations operate in competitive markets and as such could experience adverse changes in listenership and cash flows. These adverse changes may result in an impairment of our property and equipment in the future.

On January 1, 2002, we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. To estimate the fair value of our FCC broadcasting licenses and goodwill for our initial impairment test as of January 1, 2002, we obtained appraisals from an independent appraisal company. Subsequent estimates of fair value, whether by appraisal or management estimates of future discounted cash flows, may result in an impairment of our FCC broadcasting licenses and goodwill in the future. In addition, the use of different underlying assumptions by an appraisal company or management, such as determining future cash flows and discount rates, could result in materially different estimates of fair value and therefore could result in a material impairment of our FCC broadcasting licenses and goodwill.

Recent Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, the adoption of SFAS 143 is not expected to have a material impact on our consolidated financial statements.

In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have adopted SFAS 144 with no material impact on our consolidated financial statements.

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 addresses the income statement classification of gains or losses from extinguishment of debt and the accounting for certain lease modifications. We adopted SFAS 145 upon issuance with no material impact on our consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, we cannot determine the impact that the adoption of SFAS 146 will have on our consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 9 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, we have adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all applicable guarantees entered into after December 31, 2002. To date, we have not entered into guarantees, which would require recognition and measurement pursuant to the provisions of the Interpretation.

In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 upon issuance with no material impact on our consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation is effective for variable interest entities created after January 31, 2003. At the present time, the adoption of the Interpretation is not expected to have a material impact on our consolidated financial statements.

Risk Factors

Our radio stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flow.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media. These media include newspapers, magazines, network and cable television, outdoor advertising and direct mail and emerging media such as satellite radio.

Our stations could suffer a reduction in ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market were to convert its programming to a format similar to one of our stations; or

•	if a new station were to adopt a comparable format or if an existing competitor were to improve its audience share.

Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenues.

A downturn in the performance of our Miami-Ft. Lauderdale or Philadelphia radio stations could adversely affect our revenue and broadcast cash flow.

A ratings decline or other operating difficulty in the performance of our radio stations in Miami-Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our total revenue and broadcast cash flow. For the year ended December 31, 2002, approximately 36% of our net revenue and 31% of our broadcast cash flow came from our radio stations in the Miami-Ft. Lauderdale market. For the same period approximately 15% of our net revenue and 13% of our broadcast cash flow came from our radio stations in the Philadelphia market. We have greater exposure to adverse events or conditions affecting the economy in these markets than would be the case if we were more geographically diverse.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2002, we had long-term debt of $196.4 million and stockholders’ equity of $54.2 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including ongoing capital expenditures and future acquisitions;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	limit our ability to compete, expand and make capital improvements;

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	limit or prohibit our ability to pay dividends and make other distributions.

As of December 31, 2002, we had $45.0 million in remaining commitments available under our credit facility; however, as of December 31, 2002 our maximum total leverage covenant would have limited additional borrowings to $18.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Moreover, we may need to modify or enter into a new credit facility to close on future acquisitions. We also may seek to obtain other funding or additional financing for any of the following transactions: (1) the acquisition of radio stations; and/or (2) the full or partial redemption of our outstanding debt and/or the payment of a dividend. We have no assurances that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our debt and the associated risks.

The covenants in our credit facility restrict our financial and operational flexibility, which could have an adverse affect on our results of operations.

Our credit facility contains covenants that restrict, among other things, our ability to borrow, make particular types of investments or other restricted payments, swap or sell assets, issue equity or merge or consolidate. An event of default under our credit facility could allow the lenders to declare all amounts outstanding immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the amounts outstanding under our credit facility were accelerated, the lenders could proceed against that collateral. Any event of default, therefore, could have a material adverse affect on our business.

Our credit facility also requires us to maintain specified financial ratios. A failure to meet these financial ratios could result in an event of default. An event of default under our credit facility could allow the lenders to declare all amounts outstanding immediately due and payable. We also may incur future debt obligations which might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default.

The radio broadcasting industry faces many unpredictable business risks that could have a material adverse affect on our advertising revenues.

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse affect on our business including, but not limited to,:

•	shifts in population, demographics or audience tastes;

•	the level of competition for advertising revenues with other radio stations, television stations and other entertainment and communication media; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the Internal Revenue Service, United States Department of Justice, the Federal Trade Commission and the Federal Communications Commission.

In addition, we believe that advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. Consequently, a recession or downturn in the United States economy or the economy of an individual geographic market in which we own or operate radio stations would likely adversely affect our advertising revenues and, therefore, our results of operations.

We may not be successful in identifying, financing, consummating and integrating future acquisitions, an element of our business strategy, which could significantly impair our future growth.

Radio broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. If we are unable to identify and consummate future acquisitions in markets where we have the opportunity to purchase additional stations, our ability to compete in those markets could be impaired. Moreover, to the extent securities analysts and investors anticipate that we will continue to grow through acquisitions, and we do not do so, our stock price could decline, perhaps substantially.

We compete and will continue to compete with many other buyers for the acquisition of radio stations. Our acquisition strategy is subject to a number of risks, including:

•	competitors may be able to outbid us for acquisitions because they have greater financial resources;

•	required regulatory approvals may result in unanticipated delays in completing acquisitions;

•	we may not be successful in integrating acquisitions we may make; and

•	we may be required to raise additional financing to consummate future acquisitions and that financing may not be available to us on acceptable terms or at all.

Our Chairman of the Board and Chief Executive Officer effectively controls Beasley Broadcast Group, and members of his immediate family also own a substantial equity interest in Beasley Broadcast Group. Their interests may conflict with yours.

George G. Beasley, our Chairman of the Board and Chief Executive Officer, generally is able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock, which Mr. Beasley beneficially owns, represent approximately 79.6% of the total voting power of all classes of our common stock. Mr. Beasley also has employee stock options, which are currently exercisable, to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and, through employee stock options, Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into significant transactions with George G. Beasley, members of his immediate family and affiliated entities. See note 17 to the accompanying consolidated financial statements. For example, prior to our initial public offering on February 11, 2000, Beasley Broadcast Group owned a number of radio towers used in the operations of our stations. These towers and related real estate assets were transferred to a company owned by George G. Beasley and members of his immediate family. We currently lease these towers pursuant to twenty-year leases and therefore these operating assets will not be under our direct control. Future related party transactions may not be on terms as favorable to us as could be obtained from unaffiliated parties.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 70 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

We may not remain competitive if we do not respond to the rapid change in technology, standards and services that characterize our industry.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Competition arising from new technologies or regulatory change may have a negative effect on the radio broadcasting industry or on our company.

If we are not able to obtain regulatory approval for our acquisitions, our future growth may be impaired.

An important part of our growth strategy is the acquisition of additional radio stations. We may not be able to complete all the acquisitions that we may agree to make. Radio station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. Also, the FCC has interim procedures to review radio advertising concentration levels in proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations.

Additionally, since the passage of the Telecommunications Act of 1996, the Justice Department has become more involved in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly concerned when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Historically, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue.

We are dependent on federally-issued licenses to operate our radio stations and are subject to extensive federal regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

Future sales of our Class A common stock could adversely affect its market price.

The market for our Class A common stock could fall substantially if our stockholders who hold restricted shares of common stock sell large amounts of shares of Class A common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity or equity-related securities in the future.

It may be difficult to take over Beasley Broadcast Group and that could adversely affect the price of our Class A common stock.

George G. Beasley effectively controls the decision whether a change of control of Beasley Broadcast Group will occur. Moreover, some provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock could be adversely affected.

There may not be an active market for our Class A common stock, making it difficult for you to sell your stock.

Our stock may not be actively traded. An illiquid market for our stock may result in price volatility and poor execution of buy and sell orders for investors. Our stock price and trading volume have fluctuated widely for a number of reasons, including some reasons that may be unrelated to our business or results of operations. This market volatility could depress the price of our Class A common stock without regard to our operating performance. In addition, our operating results may be below expectations of public market analysts and investors. If this were to occur, the market price of our Class A common stock could decrease, perhaps significantly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 2002, $196.4 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

To manage interest rate risk associated with our credit facility, we have entered into three interest rate collar agreements, one cap agreement, and one swap agreement. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Under the swap agreement, we pay a fixed interest rate of 2.26% and the other party pays us a variable amount based on LIBOR. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. As of December 31, 2001 and 2002, the aggregate notional amount upon maturity of these collar, cap and swap agreements was $115.0 million and $100.0 million, respectively. Our collar, cap and swap agreements as of December 31, 2002 are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration Date	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(1,590,000)
Interest rate cap	10,000,000	—	6.0%	—	May 2004	—
Interest rate collar	15,000,000	1.50%	4.5%	—	November 2004	(34,000)
Interest rate collar	10,000,000	1.50%	4.4%	—	November 2004	(22,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(163,000)

						$(1,809,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

INDEPENDENT AUDITORS’ REPORT

The	Board of Directors
Beasley	Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

As discussed in note 2 to the consolidated financial statements, the accompanying consolidated financial statements for the years ended December 31, 2000 and 2001 have been restated.

/s/ KPMG LLP

Tampa, Florida

February 17, 2003

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2002
	As Restated
A S S E T S
Current assets:
Cash and cash equivalents	$4,998,526	$5,447,604
Accounts receivable, less allowance for doubtful accounts of $576,342 in 2001 and $415,814 in 2002	20,068,951	21,057,358
Barter receivables	1,135,628	1,015,641
Other receivables	3,079,552	1,094,539
Prepaid expenses and other	1,481,066	1,978,492
Assets of discontinued operations	1,499,845	992,996
Deferred tax assets	2,230,823	3,399,952

Total current assets	34,494,391	34,986,582
Notes receivable	4,698,492	7,910,070
Property and equipment, net	20,012,426	18,078,438
FCC broadcasting licenses	239,137,540	201,328,987
Goodwill	12,095,384	11,973,571
Other intangibles, net	5,671,113	4,512,352
Investments	650,002	550,002
Other assets	2,540,151	2,750,568

Total assets	$319,299,499	$282,090,570

T O T A L L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Current installments of long-term debt	$15,009,045	$7,318,961
Accounts payable	3,180,158	1,478,872
Accrued expenses	5,291,360	4,020,636
Barter payables	1,206,720	1,485,219
Liabilities of discontinued operations	14,081	27,303
Derivative financial instruments	1,714,000	1,590,000

Total current liabilities	26,415,364	15,920,991
Long-term debt, less current installments	210,489,420	189,040,209
Derivative financial instruments	2,916,000	219,000
Deferred tax liabilities	21,572,000	22,730,705

Total liabilities	261,392,784	227,910,905
Commitments and contingencies (note 19)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,252,068 and 7,440,698 issued and outstanding in 2001 and 2002, respectively	7,252	7,441
Class B common stock, $.001 par value, 75,000,000 shares authorized, 17,021,373 and 16,832,743 issued and outstanding in 2001 and 2002, respectively	17,021	16,832
Additional paid-in capital	106,633,932	106,633,932
Accumulated deficit	(48,751,490)	(52,478,540)

Stockholders’ equity	57,906,715	54,179,665

Total liabilities and stockholders’ equity	$319,299,499	$282,090,570

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
	As Restated	As Restated
Net revenue	$106,153,640	$115,131,801	$114,692,029

Costs and expenses:
Program and production	27,919,127	30,908,314	26,874,979
Sales and advertising	28,208,358	34,329,079	34,636,834
Station general and administrative	15,597,101	17,116,302	16,330,756
Corporate general and administrative	3,991,535	4,683,775	5,151,244
Equity appreciation rights	1,173,759	—	—
Format change expenses	1,545,547	—	—
Employee and contract termination expenses	—	1,527,764	—
Depreciation and amortization	17,409,162	27,439,179	3,725,484
Impairment loss on long-lived assets	—	7,000,000	—

Total costs and expenses	95,844,589	123,004,413	86,719,297
Operating income (loss) from continuing operations	10,309,051	(7,872,612)	27,972,732
Other income (expense):
Interest expense	(8,812,564)	(16,652,363)	(15,263,648)
Loss on extinguishment of long-term debt	—	—	(1,906,184)
Other non-operating expenses	(310,754)	(1,092,267)	(593,977)
Gain (loss) on change in fair value of derivative financial instruments	—	(4,696,000)	2,821,000
Gain (loss) on equity investments	(2,400,000)	(1,585,417)	599,877
Interest income	446,197	430,835	611,183
Other non-operating income	168,383	2,655,084	170,815

Income (loss) from continuing operations before income taxes	(599,687)	(28,812,740)	14,411,798
Income tax expense (benefit)	27,914,760	(6,997,539)	5,812,479

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	(28,514,447)	(21,815,201)	8,599,319
Cumulative effect of accounting change (net of income taxes)	—	41,000	(11,676,516)
Discontinued operations (net of income taxes)	—	(359,921)	(649,853)

Net loss	$(28,514,447)	$(22,134,122)	$(3,727,050)

Basic and diluted net loss per share:
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	$(1.21)	$(0.90)	$0.35
Cumulative effect of accounting change	—	—	(0.48)
Discontinued operations	—	(0.01)	(0.02)

Net loss	$(1.21)	$(0.91)	$(0.15)

Basic common shares outstanding	23,506,091	24,273,441	24,273,441

Diluted common shares outstanding	23,506,091	24,273,441	24,312,899

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Notes Receivable From Stockholders	Net Stockholders’ Equity (Deficit)
Balances as of December 31, 1999	$—	$—	$4,530,352	$34,774,928	$(32,818,024)	$(548,600)	$(8,857,977)	$(2,919,321)
Net loss	—	—	—	—	(1,897,079)	—	—	(1,897,079)
Capital contributions	—	—	—	100,000	—	—	—	100,000
Stockholders distributions	—	—	—	—	(2,250,000)	—	—	(2,250,000)
Loans to stockholders	—	—	—	—	—	—	(910,263)	(910,263)

Balances as of February 10, 2000	—	—	4,530,352	34,874,928	(36,965,103)	(548,600)	(9,768,240)	(7,876,663)
Distributions to and contributions from subchapter S corporation stockholders in exchange for Class B common stock	—	17,021	(4,530,352)	(33,000,372)	36,965,103	548,600	—	—
Issuance of common stock	7,252	—	—	99,002,648	—	—	—	99,009,900
Initial public offering costs	—	—	—	(2,613,336)	—	—	—	(2,613,336)
Acquisition of minority interests	—	—	—	8,370,064	—	—	—	8,370,064
Payments of notes receivable from stockholders	—	—	—	—	—	—	9,768,240	9,768,240
Net loss, as restated	—	—	—	—	(26,617,368)	—	—	(26,617,368)

Balances as of December 31, 2000	7,252	17,021	—	106,633,932	(26,617,368)	—	—	80,040,837
Net loss, as restated	—	—	—	—	(22,134,122)	—	—	(22,134,122)

Balances as of December 31, 2001	7,252	17,021	—	106,633,932	(48,751,490)	—	—	57,906,715
Conversion of Class B common stock to Class A common stock	189	(189)	—	—	—	—	—	—
Net loss	—	—	—	—	(3,727,050)	—	—	(3,727,050)

Balances as of December 31, 2002	$7,441	$16,832	$—	$106,633,932	$(52,478,540)	$—	$—	$54,179,665

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
	As Restated	As Restated
Cash flows from operating activities:
Net loss	$(28,514,447)	$(22,134,122)	$(3,727,050)
Loss from discontinued operations	—	359,921	649,853

Loss from continuing operations	(28,514,447)	(21,774,201)	(3,077,197)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Cumulative effect of accounting change	—	(41,000)	11,676,516
Income from barter transactions	(3,358,662)	(2,279,956)	(153,978)
Depreciation and amortization	17,409,162	27,439,179	3,725,484
Impairment loss on long-lived assets	—	7,000,000	—
Loss on extinguishment of long-term debt	—	—	1,906,184
Loss on disposal of property and equipment	—	651,423	—
Loss on note receivable from related party	—	162,616	—
(Gain) loss on change in fair value of derivative financial instruments	—	4,696,000	(2,821,000)
(Gain) loss on equity investments	2,400,000	1,585,417	(599,877)
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
(Increase) decrease in receivables	645,813	(840,145)	1,005,641
(Increase) decrease in prepaid expenses and other	(331,392)	1,499,067	(497,426)
Increase in other assets	(774,349)	(2,529,695)	(210,417)
Decrease in payables and accrued expenses	(4,899,266)	(1,034,107)	(2,995,482)
Increase (decrease) in deferred income taxes	24,693,177	(5,150,539)	5,477,246

Net cash provided by continuing operations	7,270,036	9,384,059	13,435,694
Net cash used in discontinued operations	—	(476,109)	(170,270)

Net cash provided by operating activities	7,270,036	8,907,950	13,265,424

Cash flows from investing activities:
Capital expenditures	(3,207,148)	(2,235,967)	(2,119,220)
Payments for acquisitions of radio stations	(34,780,000)	(128,305,753)	—
Proceeds from disposition of radio stations	—	—	19,650,000
Payments for signal upgrade	—	(2,477,000)	—
Payment for purchase of equity investment	(50,002)	—	—
Proceeds from sale of equity investment	—	—	699,877
Payments from related parties	556,796	125,020	129,387
Loans to stockholders	(910,263)	—	—
Payments from stockholders	9,768,240	—	—

Net cash provided by (used in) investing activities	(28,622,377)	(132,893,700)	18,360,044

Cash flows from financing activities:
Proceeds from issuance of indebtedness	138,300,523	123,250,000	100,000,000
Principal payments on indebtedness	(161,890,721)	(8,352)	(129,139,295)
Principal payments on related party notes	(47,723,076)	—	—
Payments of loan fees	(2,840,990)	—	(2,037,095)
Capital contributions	100,000	—	—
Stockholder distributions	(2,250,000)	—	—
Issuance of common stock	99,009,900	—	—
Payments of initial public offering costs	(2,613,336)	—	—

Net cash provided by (used in) financing activities	20,092,300	123,241,648	(31,176,390)

Net increase (decrease) in cash and cash equivalents	(1,260,041)	(744,102)	449,078
Cash and cash equivalents at beginning of year	7,002,669	5,742,628	4,998,526

Cash and cash equivalents at end of year	$5,742,628	$4,998,526	$5,447,604

Cash paid for interest	$12,052,995	$15,551,925	$15,859,044

Cash paid for income taxes	$1,878,825	$3,188,360	$484,408

Supplement disclosure of non-cash operating, investing and financing activities:
Barter revenue	$8,146,879	$9,078,749	$6,702,237

Barter expense	$4,788,217	$6,798,793	$6,548,259

Property and equipment acquired through placement of advertising air time	$434,729	$455,063	$552,464

Financed purchase of equity investment	$3,000,000	$—	$—

Equity investment acquired through placement of advertising air time	$873,727	$711,690	$—

Minority interests acquired through issuance of Class A common stock	$8,370,064	$—	$—

Principal payments on indebtedness through placement of advertising air time	$1,770,060	$1,229,940	$—

Financed sale of property and equipment to a related party	$5,115,500	$—	$—

Note received as partial consideration for disposition of radio stations	$—	$—	$3,350,000

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

(a)    Basis of Presentation and Corporate Reorganization

Beasley Broadcast Group, Inc. (the “Company”) owns 42 radio stations with its primary source of revenue generated from the sale of advertising time to local and national spot advertisers and national network advertisers. All significant inter-company balances and transactions have been eliminated in presenting the Company’s financial statements. The accompanying financial statements as of and for the years ended December 31, 2000, 2001 and 2002 are presented on a consolidated basis.

Prior to February 11, 2000, the Company’s radio stations were operated through a series of subchapter S corporations, partnerships and limited liability companies related to one another through common ownership and control. These subchapter S corporations, partnerships and limited liability companies were collectively known as Beasley FM Acquisition Corp. and related companies (“BFMA”) through February 10, 2000. The accompanying financial statements include the results of operations of BFMA for the period from January 1, 2000 to February 10, 2000.

The Company completed an initial public offering of common stock and the corporate reorganization on February 11, 2000. Immediately prior to the initial public offering, pursuant to the reorganization, affiliates of BFMA contributed their equity interests in those entities to the Company, a newly formed holding company, in exchange for common stock. Immediately after these transactions, the Company contributed the capital stock and partnership interests acquired to Beasley Mezzanine Holdings, LLC (“BMH”) and BMH became a wholly-owned subsidiary of the Company. All S corporation elections were terminated and the resulting entities became C corporations. The reorganization and contribution of equity interests was accounted for in a manner similar to a pooling of interests as to the majority owners, and as an acquisition of minority interest using the purchase method of accounting.

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

(d)    Impairment

The Company assesses the recoverability of property and equipment and certain intangibles on an ongoing basis based on estimates of related future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate is less than net book value, the net book value is reduced to the estimated fair value. The Company also evaluates the useful lives of property and equipment and certain intangibles to determine whether events or circumstances warrant revised depreciation or amortization periods.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(e)    FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are stated at cost less the accumulated amortization recorded through December 31, 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets on January 1, 2002. FCC broadcasting licenses and goodwill are no longer amortized but are tested for impairment at least annually in accordance with the provisions of SFAS 142. For income tax purposes, FCC broadcasting licenses and goodwill continue to be amortized using the straight-line method over their estimated useful lives.

(f)    Other Intangibles

Other intangibles are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting and income tax purposes.

(g)    Revenue Recognition

Revenue from the sale of broadcast air time is recognized when commercials are broadcast. Revenues are reported net of advertising agency commissions in the consolidated financial statements.

(h)    Barter Transactions

Barter transactions are recorded at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when commercials are broadcast. Products or services are recorded when the products or services are received. If commercials are broadcast before the receipt of products or services, a barter receivable is recorded. If products or services are received before the broadcast of commercials, a barter payable is recorded.

(i)    Program Rights

The total fixed cost of the contracts for the radio broadcast rights relating to the Miami Dolphins, Florida Marlins and Florida Panthers sports contracts is expensed on a straight-line basis in the quarters in which the programs are broadcast. Other payments are expensed when additional contract elements, such as post-season games, are paid for and broadcast.

(j)    Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate collar, cap and swap agreements to reduce the potential impact of changes in interest rates on its credit facility. The Company records interest differentials as adjustments to interest expense and changes in fair value of its derivative financial instruments in the statement of operations in the period they occur.

(k)    Income Taxes

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(l)    Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive. Earnings per share for the period from January 1, 2000 to February 10, 2000 are based on the number of common shares issued immediately prior to the initial public offering.

(m)    Stock-Based Employee Compensation

As of December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in note 20. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2000	2001	2002
	As Restated	As Restated
Net loss	$(28,514,447)	$(22,134,122)	$(3,727,050)
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income taxes)	(3,473,639)	(4,636,940)	(4,612,317)

Adjusted net loss	$(31,988,086)	$(26,771,062)	$(8,339,367)

Net loss per share:
Basic and diluted—as reported	$(1.21)	$(0.91)	$(0.15)
Basic and diluted—as adjusted	$(1.36)	$(1.10)	$(0.34)

(n)    Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $10,500 in 2000 and 2001 and $11,000 or $12,000 if aged 55 years or older in 2002. There was no employer matching contributions for the years ended December 31, 2000, 2001 and 2002.

(o)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. To the extent management’s estimates prove to be incorrect, financial results for future periods may be adversely affected.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(p)    Accounting Changes

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivatives at fair value and the cumulative effect of the accounting change, as of January 1, 2001. The cumulative effect of the change, net of income taxes, decreased the net loss $41,000 and did not change the net loss per share.

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as the cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

The following information presents the impact on the net loss and net loss per share had FCC broadcasting licenses and goodwill not been amortized during 2000 and 2001:

	2000	2001	2002
	As Restated	As Restated
Net loss	$(28,514,447)	$(22,134,122)	$(3,727,050)
FCC broadcasting licenses amortization (net of income taxes)	7,402,958	13,054,437	—
Goodwill amortization (net of income taxes)	704,774	768,066	—

Adjusted net loss	$(20,406,715)	$(8,311,619)	$(3,727,050)

Basic and diluted net loss per share:
Net loss	$(1.21)	$(0.91)	$(0.15)
FCC broadcasting licenses amortization	0.31	0.54	—
Goodwill amortization	0.03	0.03	—

Adjusted net loss	$(0.87)	$(0.34)	$(0.15)

Basic common shares outstanding	23,506,091	24,273,441	24,273,441

Diluted common shares outstanding	23,506,091	24,273,441	24,312,899

(q)    Recent Accounting Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. At the present time, the adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

periods within those fiscal years. The Company has adopted SFAS 144 with no material impact on its consolidated financial statements.

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 addresses the income statement classification of gains or losses from extinguishment of debt and the accounting for certain lease modifications. The Company adopted SFAS 145 upon issuance with no material impact on its consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, the Company cannot determine the impact that the adoption of SFAS 146 will have on its consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 9. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all applicable guarantees entered into after December 31, 2002. To date, the Company has not entered into guarantees, which would require recognition and measurement pursuant to the provisions of the Interpretation.

In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 upon issuance with no material impact on its consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation is effective for variable interest entities created after January 31, 2003. At the present time, the adoption of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

(2)    Restatement of Financial Information

The Company has restated its financial statements for the years ended December 31, 2000 and 2001. During the first quarter of 2002, the Company recorded an adjustment to its deferred tax assets and deferred income tax expense as a result of the completion of the Company’s 2001 income tax returns. However, during the fourth quarter of 2002, it was determined that the adjustment should have been recorded in prior periods. The adjustment corrects the Company’s deferred tax assets and liabilities recorded upon conversion from a series of

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

subchapter S corporations, partnerships and limited liability companies to a subchapter C corporation at the time of the Company’s initial public offering of common stock on February 11, 2000. As a result of these restatements, the reported net loss for the year ended December 31, 2000 was decreased by $1,083,240, or $0.05 per share, while deferred tax assets were increased by $705,823 and other receivables were increased by $377,417. For the year ended December 31, 2001, the reported net loss was increased by $377,417, or $0.01 per share, while deferred tax assets and stockholders’ equity were increased by $705,823. These adjustments had no impact on operating income (loss) from continuing operations or other income (expense) as originally reported during 2000 and 2001, except for other non-operating income for the year ended December 31, 2001. See note 16 for the impact of these adjustments on the Company’s quarterly financial information as originally reported during 2001 and 2002. The following information presents the impact of these adjustments on the Company’s financial information as originally reported during 2000 and 2001:

	Year ended December 31, 2000		Year ended December 31, 2001
	As Reported	As Restated	As Reported	As Restated

Other non-operating income	$168,383	$168,383	$3,032,501	$2,655,084

Loss from continuing operations before income taxes	(599,687)	(599,687)	(29,021,705)	(28,812,740)
Income tax expense (benefit)	28,998,000	27,914,760	(7,224,000)	(6,997,539)

Loss from continuing operations before cumulative effect of accounting change and discontinued operations	(29,597,687)	(28,514,447)	(21,797,705)	(21,815,201)
Cumulative effect of accounting change (net of income taxes)	—	—	41,000	41,000
Discontinued operations (net of income taxes)	—	—	—	(359,921)

Net loss	$(29,597,687)	$(28,514,447)	$(21,756,705)	$(22,134,122)

Basic and diluted net loss per share	$(1.26)	$(1.21)	$(0.90)	$(0.91)

			December 31, 2001
			As Reported	As Restated

Other receivables			$3,079,552	$3,079,552
Deferred tax assets			1,525,000	2,230,823
Total assets			318,593,676	319,299,499
Accumulated deficit			(49,457,313)	(48,751,490)
Stockholders’ equity			57,200,892	57,906,715
Total liabilities and stockholders’ equity			318,593,676	319,299,499

(3)    Acquisitions and Dispositions

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

(a)    2002 Acquisitions and Dispositions

•

On March 20, 2002, the Company completed the sale of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the sale of these stations, the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

from Wilks Broadcasting LLC. The note accrues interest at 9% per annum and the principal amount and all accrued interest are due on June 20, 2004. The Company used $19.5 million of the net cash proceeds to repay a portion of term loan A under its credit facility. The Company recorded a pre-tax loss of $297,447 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the year ended December 31, 2002.

Dispositions for the year ended December 31, 2002 are summarized as follows:

Proceeds from disposition of radio stations	$23,000,000
Accounts receivable	(70,704)
Property and equipment	(1,557,805)
FCC broadcasting licenses	(21,040,250)
Goodwill	(51,396)
Other intangibles	(327,077)
Selling expenses	(250,215)

Loss on disposition of radio stations	$(297,447)

(b)    2001 Acquisitions and Dispositions

•	As of February 1, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of $116.3 million, which included a working capital adjustment of $2.8 million. Centennial Broadcasting Nevada, Inc. owned approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owned the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana. This acquisition was partially funded by surplus working capital and partially financed through the Company’s credit facility. The acquisition was accounted for by the purchase method of accounting.

•	On April 2, 2001, the Company acquired the assets of WKXC-FM and WSLT-FM in Augusta, Georgia for $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through the Company’s credit facility. The acquisition was accounted for by the purchase method of accounting.

(c)    2000 Acquisitions and Dispositions

•	On January 6, 2000, the Company acquired the assets of WAEC-AM and WWWE-AM in the Atlanta market for $10.0 million. This acquisition was financed through the Company’s credit facility and accounted for by the purchase method of accounting.

•	On May 2, 2000, the Company acquired the assets of WRCA-AM in the Boston market for $6.0 million. This acquisition was financed through the Company’s credit facility and accounted for by the purchase method of accounting.

•	On May 3, 2000 the Company acquired the assets of WRFN-FM and WRDW-AM in the Augusta, Georgia market for $0.8 million. This acquisition was funded by surplus working capital and accounted for by the purchase method of accounting.

•	On June 2, 2000 the Company acquired the assets of WHSR-AM and WWNN-AM in the Miami-Ft. Lauderdale market and WSBR-AM in the West Palm Beach market for $18.0 million. This acquisition was financed through the Company’s credit facility and accounted for by the purchase method of accounting.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Acquisitions for the years ended December 31, 2000 and 2001 are summarized as follows:

	Year ended December 31,
	2000	2001
Accounts receivable, net	$—	$2,233,223
Prepaid expenses and other	—	730,518
Property and equipment	4,088,173	5,526,234
FCC broadcasting licenses	30,606,827	119,772,766
Goodwill	85,000	201,000
Other assets	—	6,625
Accounts payable	—	(32,000)
Accrued expenses	—	(132,613)

Payments for acquisitions of radio stations	$34,780,000	$128,305,753

(d)    Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2001 and 2002, with pro forma adjustments as if the acquisitions and dispositions of the stations in 2001 and 2002 had occurred on January 1, 2001.

	Year ended December 31,
	2001	2002
Net revenue	$111,953,374	$114,556,986
Operating income from continuing operations	138,830	27,831,772
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	(16,414,492)	8,768,357
Net loss	(16,782,224)	(3,558,012)
Basic and diluted net loss per share	(0.69)	(0.15)

This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions and dispositions occurred on January 1, 2001 or of results that may occur in the future.

(e)    Subsequent Dispositions

•	On February 5, 2003, the Company completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under the Company’s credit facility.

(4)    Property and Equipment

Property and equipment, at cost, is comprised of the following:

	December 31,		Estimated useful lives (years)
	2001	2002
Land, buildings and improvements	$7,049,522	$7,304,022	15-30
Broadcast equipment	21,484,525	16,723,128	5-15
Transportation equipment	959,431	1,018,275	5
Office equipment and other	4,567,361	3,192,036	5-10
Construction in progress	762,722	520,797	—

	34,823,561	28,758,258
Less accumulated depreciation and amortization	(14,811,135)	(10,679,820)

	$20,012,426	$18,078,438

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5)    FCC Broadcasting Licenses and Goodwill

The changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total
Balances as of January 1, 2002	$61,589,091	$79,629,896	$97,918,553	$239,137,540
Impairment losses	—	—	(16,768,303)	(16,768,303)
FCC broadcasting licenses written off related to the sale of two radio stations	—	—	(21,040,250)	(21,040,250)

Balances as of December 31, 2002	$61,589,091	$79,629,896	$60,110,000	$201,328,987

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Total
Balances as of January 1, 2002	$8,892,865	$3,080,706	$121,813	$12,095,384
Impairment losses	—	—	(70,417)	(70,417)
Goodwill written off related to the sale of two radio stations	—	—	(51,396)	(51,396)

Balances as of December 31, 2002	$8,892,865	$3,080,706	$—	$11,973,571

See note 1(p) for the impact on the net loss and net loss per share had FCC broadcasting licenses and goodwill not been amortized during 2000 and 2001.

(6)    Other Intangibles

Other intangibles are comprised of the following:

	December 31, 2001		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Loan fees	$5,209,136	$(781,431)	$5,250,464	$(1,417,560)
Other intangibles	1,688,227	(444,819)	1,204,741	(525,293)

	$6,897,363	$(1,226,250)	$6,455,205	$(1,942,853)

As of December 31, 2002, estimated amortization expense for the next five years and thereafter is as follows:

2003	$900,753
2004	900,753
2005	839,845
2006	675,339
2007	659,310
Thereafter	536,352

Total	$4,512,352

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(7)    Investments

On January 14, 2000, the Company purchased 600,000 shares of common stock of FindWhat.com in exchange for a $3.0 million promissory note. The shares contained restrictions that generally limit the Company’s ability to sell or otherwise dispose of them. In January 2001, FindWhat.com filed a registration statement under the Securities Act pursuant to which the Company may resell its shares at prevailing market prices. The investment was initially recorded using the cost method of accounting. On December 31, 2000, the Company considered a decline in market value to be other than temporary and recorded an unrealized loss on this investment of $2.4 million. In December 2002, the Company sold 100,000 shares of common stock of FindWhat.com and recorded a gain on investment of $0.6 million.

On April 4, 2000, the Company purchased 5,394 shares of preferred stock of iBiquity Digital for $50,002. The shares contain restrictions that generally limit the Company’s ability to sell or otherwise dispose of them. The investment was recorded using the cost method of accounting.

In December 1999, the Company entered into an agreement to purchase 750,000 shares of preferred stock of eTour, Inc. in exchange for $3.0 million of advertising airtime. The Company earned these shares as advertisements were placed over the term of the agreement. On May 7, 2001, the Company received a letter from the management of eTour, Inc. stating that eTour, Inc. was in the process of winding down. Based on this information, the Company stopped placement of any further advertising air time for eTour, Inc. and recorded a loss on investment of $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

(8)    Accrued Expenses

Accrued expenses is comprised of the following:

	December 31,
	2001	2002
Accrued payroll	$2,135,391	$1,766,533
Accrued interest expense	1,174,568	584,000
Other accrued expenses	1,981,401	1,670,103

	$5,291,360	$4,020,636

(9)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2001	2002
Credit facility:
Revolving credit loan	$75,486,261	$58,461,262
Term loan A	150,000,000	37,894,736
Term loan B	—	100,000,000

	225,486,261	196,355,998
Other notes payable	12,204	3,172

	225,498,465	196,359,170
Less current installments	(15,009,045)	(7,318,961)

	$210,489,420	$189,040,209

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001, the maximum commitment for the revolving credit loan under the credit facility was $150.0 million. The revolving credit loan included a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A carried interest at 5.0625% and matured on June 30, 2008. The credit facility was secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries.

On March 20, 2002, the Company entered into an amendment to its credit agreement that reduced the maximum commitment for the revolving credit loan under its credit facility to $119.5 million and revised certain financial covenants.

On September 30, 2002, the Company entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In addition, the maximum commitment for the revolving credit loan was reduced to $103.5 million. In connection with the amended and restated credit facility, the Company recorded a $2.0 million loss on extinguishment of long-term debt for the year ended December 31, 2002, of which $0.1 million is reported net of income taxes in discontinued operations.

As of December 31, 2002, the maximum commitment for the revolving credit loan under the credit facility was $103.5 million; however, as of December 31, 2002, the Company’s maximum total leverage covenant would have limited additional borrowings to $18.8 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% as of December 31, 2002. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% as of December 31, 2002. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of December 31, 2002, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$6,315,789	$1,000,000	$7,315,789
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	17,071,262	8,421,053	1,000,000	26,492,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$58,461,262	$37,894,736	$100,000,000	$196,355,998

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has entered into interest rate collar, cap and swap agreements to reduce the potential impact of changes in interest rates on its credit facility as discussed in note 10.

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests. As of December 31, 2002, these financial covenants included:

•	Maximum Total Leverage Test. As of December 31, 2002, the Company’s total debt must not have exceeded 6.75 times its operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from January 1, 2003 through March 31, 2003, the maximum ratio is 6.5 times. For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. The Company’s operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. The Company’s operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of December 31, 2002, management of the Company believed it was in compliance with all applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

On January 14, 2000, the Company executed a $3.0 million promissory note in favor of FindWhat.com as consideration for the purchase of 600,000 shares of common stock. The note bore interest at 5.73% per annum and matured on January 14, 2002. All outstanding principal and accrued interest was due at maturity, however, the Company repaid the note in full with an equivalent amount of advertising air time as specified in the loan agreement and a related advertising agreement with FindWhat.com. The note was guaranteed by BFMA.

(10)    Derivative Financial Instruments

The Company uses interest rate collar, cap and swap agreements to hedge against the potential impact of increases in interest rates on the credit facility. For the years ended December 31, 2001 and 2002, the Company paid additional interest of $1.3 million and $4.2 million, respectively. For the year ended December 31, 2000, the Company received additional interest of approximately $113,000. The amount received or paid is based on the differential between the specified rates of the collar, cap and swap agreements and the variable interest rate of the credit facility.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company’s collar, cap and swap agreements are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration Date	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(1,590,000)
Interest rate cap	10,000,000	—	6.0%	—	May 2004	—
Interest rate collar	15,000,000	1.50%	4.5%	—	November 2004	(34,000)
Interest rate collar	10,000,000	1.50%	4.4%	—	November 2004	(22,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(163,000)

						$(1,809,000)

The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. The Company, however, does not anticipate nonperformance by the counterparties. The estimated fair value of each interest rate collar, cap and swap agreement is based on the amounts the Company would expect to pay to terminate the agreement.

(11)    Other Non-Operating Income

On March 23, 2001, the Company received a $2.6 million payment on a related party receivable previously written off prior to the Company’s initial public offering on February 11, 2000. The resulting gain is recorded in other non-operating income in the consolidated statement of operations for the year ended December 31, 2001.

(12)    Income Taxes

Total income tax expense (benefit) is as follows:

	Year ended December 31,
	2000	2001	2002
	As Restated	As Restated
Continuing operations	$27,914,760	$(6,997,539)	$5,812,479
Cumulative effect of accounting change	—	25,000	(5,162,204)
Discontinued operations	—	(226,461)	(325,466)

	$27,914,760	$(7,199,000)	$324,809

Income tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2000	2001	2002
	As Restated	As Restated
Federal:
Current	$2,489,000	$(2,092,000)	$—
Deferred	19,909,101	(3,844,086)	4,419,431

	22,398,101	(5,936,086)	4,419,431
State:
Current	1,109,000	245,000	279,214
Deferred	4,407,659	(1,306,453)	1,113,834

	5,516,659	(1,061,453)	1,393,048

	$27,914,760	$(6,997,539)	$5,812,479

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) from continuing operations differ from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income (loss) from continuing operations before taxes as follows:

	Year ended December 31,
	2000	2001	2002
	As Restated	As Restated
Expected tax expense (benefit)	$(204,000)	$(9,796,332)	$4,900,011
State income taxes, net of federal benefit	532,000	(700,559)	462,652
Establishment of deferred tax assets and liabilities upon conversion from a subchapter S corporation to a subchapter C corporation on February 11, 2000	27,213,760	—	—
Non-deductible impairment loss on long-lived assets	—	2,380,000	—
Non-deductible depreciation and amortization of Centennial Broadcasting acquisition	—	490,561	—
Non-deductible amortization of minority interest acquisitions	194,000	189,721	—
Valuation allowance	—	—	415,498
Other	179,000	439,070	34,318

	$27,914,760	$(6,997,539)	$5,812,479

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
	As Restated
Allowance for doubtful accounts	$240,000	$172,665
Program rights	162,779	—
Derivative financial instruments	1,788,000	698,636
Unrealized loss on investment	927,000	772,400
Net operating losses	1,166,044	3,458,577
Valuation allowance	—	(415,498)

Gross deferred tax assets	4,283,823	4,686,780
Property and equipment	(1,224,000)	(1,447,616)
Intangibles	(22,401,000)	(22,569,917)

Gross deferred tax liabilities	(23,625,000)	(24,017,533)

Net deferred tax liabilities	$(19,341,177)	$(19,330,753)

The Company expects future operations to generate sufficient taxable income to utilize its deferred tax assets. As of December 31, 2002, the Company has federal net operating losses of $7.7 million and state net operating losses of $12.7 million, which expire in various years through 2022. The increase in the valuation allowance relates to net operating losses in certain states in which management has determined, more likely than not, that such losses will not be utilized before they expire.

(13) Discontinued	Operations

On October 3, 2002, the Company entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market, for $1.5 million, subject to certain adjustments. The Company purchased WBYU-AM

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

on February 1, 2001. The Company completed the sale of WBYU-AM on February 5, 2003. Upon completion of this sale the Company no longer has operations in the New Orleans market, therefore, the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2001 and 2002.

A summary of discontinued operations is as follows:

	Year ended December 31,
	2001	2002
Net revenue	$72,814	$115,293

Loss before income taxes	$(586,382)	$(332,322)
Income tax benefit	(226,461)	(128,344)

Loss before cumulative effect of accounting change	(359,921)	(203,978)
Cumulative effect of accounting change (net of income taxes)	—	(445,875)

Net loss from discontinued operations	$(359,921)	$(649,853)

(14)    Income (Loss) Per Share

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	2000	2001	2002
	As Restated	As Restated
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	$(28,514,447)	$(21,815,201)	$8,599,319

Weighted-average shares outstanding:
Basic	23,506,091	24,273,441	24,273,441
Effect of dilutive stock options	—	—	39,458

Diluted	23,506,091	24,273,441	24,312,899

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations per basic and diluted share	$(1.21)	$(0.90)	$0.35

(15)    Segment Information

The Company operates three reportable segments comprised of 41 separate radio stations located primarily in the eastern United States. The reportable segments are in the radio broadcasting industry, providing a similar product to similar customers. Net revenue, consisting primarily of national and local advertising, is derived from domestic external sources. The Company does not rely on any major customer as a source of net revenue. The Company identifies its reportable segments based on the operating management responsibility for the segment. The chief operating decision maker uses net revenue and other financial measures of profitability to assess segment profit or loss and to allocate resources between the three segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment information is as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
2002
Net revenue	$64,811,126	$39,106,616	$10,774,287	$—	$114,692,029
Depreciation and amortization	1,771,537	1,506,544	389,548	57,855	3,725,484
Interest expense	(5,515,586)	(5,783,673)	(3,964,389)	—	(15,263,648)
Loss on extinguishment of long-term debt	(775,638)	(506,015)	(624,531)	—	(1,906,184)
Gain on change in fair value of derivative financial instruments	—	—	—	2,821,000	2,821,000
Gain on equity investments	335,931	263,946	—	—	599,877
Interest income	150,502	172,221	235,851	52,609	611,183
Income (loss) from continuing operations before income taxes	9,047,191	4,242,888	(1,694,035)	2,815,754	14,411,798
Income tax expense	—	—	—	5,812,479	5,812,479
Cumulative effect of accounting change	—	—	(11,676,516)	—	(11,676,516)
Discontinued operations	—	—	(649,853)	—	(649,853)

Capital expenditures	$1,857,436	$632,571	$151,329	$30,348	$2,671,684
Total assets	100,288,772	103,976,841	68,996,395	8,828,562	282,090,570

2001
Net revenue	$66,292,601	$35,934,993	$12,904,207	$—	$115,131,801
Depreciation and amortization	12,111,535	8,382,922	6,887,205	57,517	27,439,179
Impairment loss on long-lived assets	—	—	7,000,000	—	7,000,000
Interest expense	(5,805,281)	(5,914,708)	(4,932,374)	—	(16,652,363)
Loss on change in fair value of derivative financial instruments	—	—	—	(4,696,000)	(4,696,000)
Loss on equity investments	(1,030,521)	(475,625)	(79,271)	—	(1,585,417)
Interest income	188,151	197,386	—	45,298	430,835
Loss from continuing operations before income taxes	(1,270,937)	(7,089,702)	(15,743,882)	(4,708,219)	(28,812,740)
Income tax benefit	—	—	—	(6,997,539)	(6,997,539)
Cumulative effect of accounting change	—	—	—	41,000	41,000
Discontinued operations	—	—	(359,921)	—	(359,921)

Capital expenditures	$1,654,787	$767,042	$237,758	$31,443	$2,691,030
Total assets	99,277,161	105,054,680	106,181,672	8,785,986	319,299,499

2000
Net revenue	$68,983,714	$37,169,926	$—	$—	$106,153,640
Depreciation and amortization	9,295,425	8,100,396	—	13,341	17,409,162
Interest expense	(5,056,320)	(3,756,244)	—	—	(8,812,564)
Loss on equity investments	(1,344,000)	(1,056,000)	—	—	(2,400,000)
Interest income	307,384	121,475	—	17,338	446,197
Income (loss) before income taxes	2,456,502	(3,060,186)	—	3,997	(599,687)
Income tax expense	—	—	—	27,914,760	27,914,760

Capital expenditures	$1,203,629	$2,242,851	$—	$195,397	$3,641,877
Total assets	111,366,591	100,368,725	—	7,506,488	219,241,804

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, Ft. Myers-Naples, FL, West Palm Beach-Boca Raton, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Philadelphia, PA, Boston, MA, Fayetteville, NC and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV. Corporate total assets include cash and cash equivalents, deferred tax assets, property and equipment and certain other assets.

(16)    Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated

Net revenue	$24,872,458	$28,327,654	$28,793,802	$32,698,115
Operating income from continuing operations	4,744,080	7,512,699	7,219,285	8,496,668
Income from continuing operations before cumulative effect of accounting change and discontinued operations	1,183,342	2,647,124	1,585,548	3,183,305
Basic and diluted income from continuing operations before cumulative effect of accounting change and discontinued operations per share	0.05	0.11	0.06	0.13
Net income (loss)	(10,982,915)	2,600,939	1,480,058	3,174,868
Basic and diluted net income (loss) per share	(0.45)	0.11	0.06	0.13

Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			As Restated

Net revenue	$25,842,721	$30,199,878	$28,680,826	$30,408,376
Operating income (loss) from continuing operations	(590,278)	124,160	(7,658,408)	251,914
Loss from continuing operations before cumulative effect of accounting change and discontinued operations	(2,542,593)	(3,981,039)	(11,810,388)	(3,481,181)
Basic and diluted loss from continuing operations before cumulative effect of accounting change and discontinued operations per share	(0.11)	(0.16)	(0.49)	(0.14)
Net loss	(2,582,420)	(4,100,631)	(11,921,040)	(3,530,031)
Basic and diluted net loss per share	(0.11)	(0.17)	(0.49)	(0.14)

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following information presents the impact of the adjustments discussed in note 2 on the Company’s statements of operations as originally reported for the three months ended March 31, 2002 and for the three months ended September 30, 2001:

	Three months ended March 31, 2002		Three months ended September 30, 2001
	As Reported	As Restated	As Reported	As Restated

Other non-operating income	$3,200	$3,200	$404,776	$27,359

Income (loss) from continuing operations before income taxes	1,570,244	1,641,711	(13,629,623)	(13,826,767)
Income tax expense (benefit)	(275,055)	458,369	(2,086,000)	(2,016,379)

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	1,845,299	1,183,342	(11,543,623)	(11,810,388)
Cumulative effect of accounting change (net of income taxes)	(12,122,391)	(11,676,516)	—	—
Discontinued operations (net of income taxes)	—	(489,741)	—	(110,652)

Net loss	$(10,277,092)	$(10,982,915)	$(11,543,623)	$(11,921,040)

Basic and diluted net loss per share	$(0.42)	$(0.45)	$(0.48)	$(0.49)

The adjustments discussed in note 2 had no impact on the Company’s balance sheets as originally reported as of March 31, June 30, and September 30, 2002. The following information presents the impact of the adjustments discussed in note 2 on the Company’s balance sheets as originally reported as of March 31, June 30, and September 30, 2001:

	March 31, 2001		June 30, 2001
	As Reported	As Restated	As Reported	As Restated

Other receivables	$1,336,159	$1,713,576	$1,041,161	$1,418,578
Deferred tax assets	881,000	1,586,823	2,323,000	3,028,823
Total assets	331,471,393	332,554,633	334,360,704	335,443,944
Accumulated deficit	(30,283,028)	(29,199,788)	(34,383,659)	(33,300,419)
Stockholders’ equity	76,375,177	77,458,417	72,274,546	73,357,786
Total liabilities and stockholders’ equity	331,471,393	332,554,633	334,360,704	335,443,944

	September 30, 2001
	As Reported	As Restated

Deferred tax assets	$3,839,000	$4,544,823
Total assets	326,411,357	327,117,180
Accumulated deficit	(45,927,282)	(45,221,459)
Stockholders’ equity	60,730,923	61,436,746
Total liabilities and stockholders’ equity	326,411,357	327,117,180

(17)    Related Party Transactions

Notes receivable totaling $4.7 million are due from Beasley Family Towers, Inc. (“BFT”), which is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2001 and 2002, interest income on the notes receivable from BFT was approximately $342,000 and $323,000, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2001, BFT built a new tower for WGAC-AM in the Augusta, Georgia market and the Company forgave the indebtedness of approximately $163,000 associated with the note for the original tower. The new tower is leased to the Company on terms identical to the lease for the original tower.

The Company leases office and studio broadcasting space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. For each of the years ended December 31, 2000, 2001 and 2002, rental expense paid to Mr. Beasley was approximately $96,000, $102,000 and $108,000, respectively.

The Company leases a radio tower in Augusta, Georgia from Wintersrun Communications, Inc. (“WCI”), which is owned by George G. Beasley and Brian E. Beasley. For the years ended December 31, 2000, 2001 and 2002, rental expense paid to WCI was approximately $21,000, $23,000 and $23,000, respectively.

The Company leases office and studio broadcasting space in Boca Raton, Florida from BFT. For the years ended December 31, 2000, 2001 and 2002, rental expense paid to BFT was approximately $42,000, $74,000 and $78,000, respectively.

The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp. (“BBMC”), which is wholly-owned by George G. Beasley. For the years ended December 31, 2000, 2001 and 2002, rental expense paid to BBMC was approximately $89,000 for each year.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2001 and 2002, rental expense paid to BFT was approximately $515,000 and $527,000, respectively.

As of December 31, 2002, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2003	$682,000
2004	692,000
2005	703,000
2006	715,000
2007	727,000
Thereafter	7,934,000

Total	$11,453,000

The Company’s Co-Chief Operating Officer and Vice Chairman of the Board of Directors, Allen B. Shaw, owned approximately 8.5% of Centennial Broadcasting, LLC and received a distribution of $6.1 million, subject to certain conditions, as a result of the acquisition of Centennial Broadcasting as of February 1, 2001.

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

Distributions to stockholders of the S corporations from January 1, 2000 to February 10, 2000 were $2.3 million.

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(18)    Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•	Notes receivable—It is not practicable to estimate the fair value of notes receivable from related parties due to their related party nature.

•	Investments—The fair value is estimated using quoted market prices where available and using management’s best estimate where quoted market prices are unavailable.

•	Credit facility—The fair value approximates carrying value due to the interest rate being based on current market rates.

•	Collar, cap and swap agreements—The Company has entered into various agreements to hedge against the potential impact of increases in interest rates on the credit facility. The estimated fair value of these agreements is summarized in note 10.

(19)    Commitments and Contingencies

The Company leases property and equipment from third parties under one- to forty-year operating leases. For the years ended December 31, 2000, 2001 and 2002, lease expense was $2.1 million, $2.3 million and $1.9 million, respectively. As of December 31, 2002, future minimum lease payments to third parties for the next five years and thereafter are summarized as follows:

2003	$1,720,000
2004	1,448,000
2005	1,239,000
2006	1,287,000
2007	1,288,000
Thereafter	3,841,000

Total	$10,823,000

The Company had employment agreements with two radio station managers that contained provisions allowing the station manager to participate in the gain on the sale of the station managed in the event it is sold, and while the station manager was still employed by the Company. In addition, these agreements provided that upon the occurrence of certain liquidity events the station manager would be paid a percentage of the increase in value of the station managed upon completion of the offering. On February 16, 2000, the Company paid $1.2 million to the station managers as a result of the initial public offering.

In 2002, the Company entered into a two year contract for the radio broadcast rights relating to the Miami Dolphins sports franchise and a one year contract for the radio broadcast rights relating to the Florida Panthers sports franchise. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these franchises. The contracts require the Company to pay fees and to provide commercial advertising and other considerations. As of December 31, 2002, remaining payments of fees are $3.9 million in 2003.

On December 29, 1998, the Company filed a lawsuit in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, against the Florida Marlins Inc., Florida Marlins Baseball Team, Ltd., and Front Row Communications for breach of contract and other related claims. The lawsuit is based on actions taken by the Florida Marlins major league baseball team to trade or release key players of the Marlins after the 1997 season, thereby transforming the Marlins into a non-competitive team. On May 22, 1999, the Marlins countersued for

BEASLEY BROADCAST GROUP, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

breach of contract. On January 14, 2000, the court dismissed the Marlins’ motion for summary judgment. On January 10, 2001, the Company settled both lawsuits with the other parties with no material impact on the accompanying financial statements.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(20)    Equity Plan

On February 11, 2000, the Company adopted the 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Plan, of which 2,500,000 stock options were granted on February 11, 2000 with an exercise price per share equal to the initial public offering price. The issued stock options have ten-year terms and generally vest ratably and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years.

As of December 31, 2002, there were 179,000 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options outstanding as of December 31, 2002 was $8.78 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected life of 7 years, expected volatility of 50% to 68%, risk-free interest rate of 3.54% to 5.33%, and no expected dividend yield.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance as of February 11, 2000	—	—
Granted	2,607,000	$15.26
Exercised	—	—
Forfeited	(25,000)	14.48
Expired	—	—

Balance as of December 31, 2000	2,582,000	$15.27
Granted	105,000	14.43
Exercised	—	—
Forfeited	(21,000)	15.14
Expired	—	—

Balance as of December 31, 2001	2,666,000	$15.24
Granted	180,000	11.70
Exercised	—	—
Forfeited	(25,000)	14.90
Expired	—	—

Balance as of December 31, 2002	2,821,000	$15.02

As of December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.94–$15.50 and 7.4 years, respectively.

As of December 31, 2002, the number of options exercisable was 1,568,878 and the weighted-average exercise price of those options was $15.34.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2000, 2001 and 2002

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2000:
Allowance for doubtful accounts (deducted from accounts receivable)	560,282	1,673,939	1,627,074	607,147
Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	607,147	1,210,436	1,241,241	576,342
Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	576,342	979,534	1,140,062	415,814
Valuation allowance for deferred tax assets	—	415,498	—	415,498

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2003 proxy statement for the 2003 Annual Meeting of Stockholders to be held April 22, 2003, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Officers Compensation” in the 2003 proxy statement. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the 2003 proxy statement are not incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2003 proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2003 proxy statement.

ITEM 14.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 2002.

(c) Exhibits.

Exhibit Number	Description

2.1

Agreement of purchase and sale of assets by and among Beasley FM Acquisition Corp., Beasley Broadcasting of Nevada, LLC, KJUL License, LLC, Wilks Broadcasting, LLC and Wilks License Co., LLC, dated as of October 31, 2001.(1)

3.1	Amended certificate of incorporation of the Registrant.(2)

3.2	Third amended and restated bylaws of the Registrant.(3)

10.1	George G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(2)

10.2	Bruce G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(2)

10.3	B. Caroline Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(2)

10.4	Brian E. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(2)

10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc.(2)

10.6	Allen B. Shaw executive employment agreement with Beasley Mezzanine Holdings, LLC, dated February 1, 2001.(4)

10.7	Time brokerage agreement by and among Beasley Broadcasting of Nevada, LLC, KJUL License, LLC and Wilks Broadcasting, LLC, dated as of October 31, 2001.(5)

10.8

Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, the Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.(6)

21.1	Subsidiaries of the Company. (7)

23.1	Consent of KPMG LLP.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 9, 2001.
(2)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(3)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.30 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 9, 2001.
(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 13, 2002.
(7)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 14, 2001.

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

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2003

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President, Co-Chief Operating Officer and Director	March 10, 2003

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board and Co-Chief Operating Officer	March 10, 2003

/s/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 10, 2003

/s/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 10, 2003

/s/ JOE B. COX Joe B. Cox	Director	March 10, 2003

/s/ MARK S. FOWLER Mark S. Fowler	Director	March 10, 2003

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	March 10, 2003

Certification of Chief Executive Officer

I, George G. Beasley, certify that:

1.	I have reviewed this annual report on Form 10-K of Beasley Broadcast Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ George G. Beasley
Title:	Chairman of the Board and Chief Executive Officer

Certification of Vice President, Chief Financial Officer, Secretary and Treasurer

I, Caroline Beasley, certify that:

1.	I have reviewed this annual report on Form 10-K of Beasley Broadcast Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Caroline Beasley
Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director