Form 10-Q
period 2003-03-31
BEASLEY BROADCAST GROUP INC
filed 2003-05-15
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Class A Common Stock, $.001 par value, 7,440,698 Shares Outstanding as of May 15, 2003

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of May 15, 2003

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,447,604	$9,422,421
Accounts receivable, less allowance for doubtful accounts of $415,814 in 2002 and $361,772 in 2003	21,057,358	16,671,899
Barter receivables	1,015,641	971,313
Other receivables	1,094,539	1,187,369
Prepaid expenses and other	1,978,492	2,379,094
Assets of discontinued operations	992,996	—
Deferred tax assets	3,399,952	3,824,819

Total current assets	34,986,582	34,456,915
Notes receivable	7,910,070	7,873,036
Property and equipment, net	18,078,438	17,663,916
FCC broadcasting licenses	201,328,987	201,328,987
Goodwill	11,973,571	11,973,571
Other intangibles, net	4,512,352	4,287,284
Investments	550,002	4,250,002
Other assets	2,750,568	2,931,415

Total assets	$282,090,570	$284,765,126

Total Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$7,318,961	$7,316,585
Accounts payable	1,478,872	1,011,679
Accrued expenses	4,020,636	4,572,265
Barter payables	1,485,219	1,369,356
Liabilities of discontinued operations	27,303	—
Derivative financial instruments	1,590,000	1,154,000

Total current liabilities	15,920,991	15,423,885
Long-term debt, less current installments	189,040,209	184,711,261
Derivative financial instruments	219,000	249,000
Deferred tax liabilities	22,730,705	25,892,541

Total liabilities	227,910,905	226,276,687
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,440,698 issued and outstanding	7,441	7,441
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,633,932	106,633,932
Accumulated deficit	(52,478,540)	(50,502,206)
Accumulated other comprehensive income	—	2,332,440

Stockholders' equity	54,179,665	58,488,439

Total liabilities and stockholders' equity	$282,090,570	$284,765,126

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2002	2003
	(Unaudited)
Net revenue	$24,872,458	$24,519,616

Costs and expenses:
Program and production	5,930,764	6,185,126
Sales and advertising	7,963,087	7,657,519
Station general and administrative	4,009,584	3,725,042
Corporate general and administrative	1,229,175	1,393,170
Depreciation and amortization	995,768	901,425

Total costs and expenses	20,128,378	19,862,282
Operating income from continuing operations	4,744,080	4,657,334
Other income (expense):
Interest expense	(4,024,772)	(3,088,990)
Other non-operating expenses	(332,858)	(55,499)
Gain on increase in fair value of derivative financial instruments	1,151,000	406,000
Gain on sale of investments	—	799,548
Interest income	101,061	167,392
Other non-operating income	3,200	—

Income from continuing operations before income taxes	1,641,711	2,885,785
Income tax expense	458,369	1,176,291

Income from continuing operations before cumulative effect of accounting change and discontinued operations	1,183,342	1,709,494
Cumulative effect of accounting change (net of income tax benefit of $5,162,204)	(11,676,516)	—
Discontinued operations (net of income tax benefit of $224,723 in 2002 and income tax expense of $137,463 in 2003)	(489,741)	266,840

Net income (loss)	$(10,982,915)	$1,976,334

Basic and diluted net income (loss) per share:
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$0.05	$0.07
Cumulative effect of accounting change	(0.48)	—
Discontinued operations	(0.02)	0.01

Net income (loss)	$(0.45)	$0.08

Basic common shares outstanding	24,273,441	24,273,441

Diluted common shares outstanding	24,304,630	24,285,116

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2002	2003
	(Unaudited)
Net income (loss)	$(10,982,915)	$1,976,334
Other comprehensive income:
Unrealized gain on investments (net of income tax expense of $1,467,560)	—	2,332,440

Comprehensive income (loss)	$(10,982,915)	$4,308,774

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,982,915)	$1,976,334
(Income) loss from discontinued operations	489,741	(266,840)

Income (loss) from continuing operations	(10,493,174)	1,709,494
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Cumulative effect of accounting change	11,676,516	—
(Income) loss from barter transactions	185,918	(82,019)
Depreciation and amortization	995,768	901,425
Gain on increase in fair value of derivative financial instruments	(1,151,000)	(406,000)
Gain on sale of investments	—	(799,548)
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
Decrease in receivables	3,193,951	4,294,985
Increase in prepaid expenses and other	(2,339,207)	(400,602)
Increase in other assets	(112,300)	(180,847)
Increase (decrease) in payables and accrued expenses	(2,836,619)	84,436
Increase in deferred income taxes	396,645	1,209,750

Net cash provided by (used in) continuing operations	(483,502)	6,331,074
Net cash used in discontinued operations	(63,599)	(199,626)

Net cash provided by (used in) operating activities	(547,101)	6,131,448

Cash flows from investing activities:
Expenditures for property and equipment	(131,163)	(259,533)
Proceeds from disposition of radio stations	19,650,000	1,500,000
Proceeds from sale of investments	—	899,548
Payments from related parties	32,501	34,678

Net cash provided by investing activities	19,551,338	2,174,693

Cash flows from financing activities:
Principal payments on indebtedness	(22,764,698)	(4,331,324)

Net cash used in financing activities	(22,764,698)	(4,331,324)

Net increase (decrease) in cash and cash equivalents	(3,760,461)	3,974,817
Cash and cash equivalents at beginning of period	4,998,526	5,447,604

Cash and cash equivalents at end of period	$1,238,065	$9,422,421

Cash paid for interest	$4,304,476	$3,061,164

Cash paid for income taxes	$293,132	$58,950

Supplement disclosure of non-cash operating, investing and financing activities:
Barter revenue	$1,324,029	$1,319,037

Barter expense	$1,509,947	$1,237,018

Property and equipment acquired through placement of advertising air time	$370,084	$10,484

Note received as partial consideration for disposition of radio stations	$3,350,000	$—

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (“the Company”) for the interim periods presented. Results of the first quarter of 2003 are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Accounting Change

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the three months ended March 31, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

(3) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 with no material impact on its condensed consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 with no material impact on its condensed consolidated financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. At the present time, the adoption of the Interpretation is not expected to have a material impact on the Company’s condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(4) Completed Disposition

On February 5, 2003, the Company completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under the Company’s credit facility. The Company recorded a pre-tax gain of $436,365 on the disposition. Upon completion of this sale the Company no longer has operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

A summary of discontinued operations is as follows:

	Three months ended March 31,
	2002	2003
Net revenue	$21,895	$3,027

Gain on disposal	$—	$436,365

Income (loss) before income taxes	$(71,467)	$404,303
Income tax expense (benefit)	(27,601)	137,463

Income (loss) before cumulative effect of accounting change	(43,866)	266,840
Cumulative effect of accounting change (net of income benefit of $197,122)	(445,875)	—

Net income (loss) from discontinued operations	$(489,741)	$266,840

(5) Investments

As of March 31, 2003, the Company’s investment in FindWhat.com is classified as available-for-sale and carried at fair value based on its quoted market price. The unrealized gain on FindWhat.com is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The investment in FindWhat.com was originally recorded at historical cost due to restrictions that limited the Company’s ability to sell or otherwise dispose of the securities. These restrictions were completely removed as of March 31, 2003. The investment in iBiquity is recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Investments are comprised of the following:

	Cost	Unrealized gain	Fair value
March 31, 2003
Available-for-sale	$400,000	$3,800,000	$4,200,000
Historical cost	50,002	—	50,002

	$450,002	$3,800,000	$4,250,002

December 31, 2002
Historical cost	$550,002	$—	$550,002

(6) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2002	March 31, 2003
Credit facility:
Revolving credit loan	$58,461,262	$55,961,262
Term loan A	37,894,736	36,315,788
Term loan B	100,000,000	99,750,000

	196,355,998	192,027,050
Other notes payable	3,172	796

	196,359,170	192,027,846

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Less current installments	(7,318,961)	(7,316,585)

	$189,040,209	$184,711,261

As of March 31, 2003, the maximum commitment for the revolving credit loan under the credit facility was $103.5 million; however, as of March 31, 2003, the Company’s maximum total leverage covenant would have limited additional borrowings to $14.3 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 4.3125% as of December 31, 2002 and March 31, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% and 5.3125% as of December 31, 2002 and March 31, 2003. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $192.0 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of March 31, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$4,736,841	$750,000	$5,486,841
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	14,571,262	8,421,053	1,000,000	23,992,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$55,961,262	$36,315,788	$99,750,000	$192,027,050

The Company has entered into interest rate collar, cap and swap agreements to reduce the potential impact of changes in interest rates on its credit facility. The fair value of these derivative financial instruments is reported in the accompanying condensed consolidated balance sheets and the change in fair value is reported in the accompanying condensed consolidated statements of operations.

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of March 31, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of March 31, 2003, the Company’s total debt must not have exceeded 6.5 times its operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. The Company’s operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•	Minimum Fixed Charges Test. The Company’s operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of March 31, 2003, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

(7) Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three months ended March 31, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of Company’s 2001 income tax returns.

(8) Income Per Share

Income from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	Three months ended March 31,
	2002	2003
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$1,183,342	$1,709,494

Weighted-average shares outstanding:
Basic	24,273,441	24,273,441
Effect of dilutive stock options	31,189	11,675

Diluted	24,304,630	24,285,116

Income from continuing operations before cumulative effect of accounting change and discontinued operations per basic and diluted share	$0.05	$0.07

(9) Segment Information

Segment information is as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Three months ended March 31, 2003
Net revenue	$14,024,638	$7,983,557	$2,511,421	$—	$24,519,616
Depreciation and amortization	434,778	336,707	112,243	17,697	901,425
Interest expense	(1,139,528)	(1,200,586)	(748,876)	—	(3,088,990)
Gain on increase in fair value of derivative financial instruments	—	—	—	406,000	406,000
Gain on equity investments	447,747	351,801	—	—	799,548
Interest income	37,106	41,630	75,407	13,249	167,392
Income (loss) from continuing operations before income taxes	2,021,264	591,514	(128,545)	401,552	2,885,785
Income tax expense	—	—	—	1,176,291	1,176,291
Discontinued operations	—	—	266,840	—	266,840

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Capital expenditures	$137,411	$116,593	$13,914	$2,099	$270,017

Three months ended March 31, 2002
Net revenue	$14,370,706	$8,217,009	$2,284,743	$—	$24,872,458
Depreciation and amortization	439,758	431,498	110,406	14,106	995,768
Interest expense	(1,353,253)	(1,425,545)	(1,245,974)	—	(4,024,772)
Gain on increase in fair value of derivative financial instruments	—	—	—	1,151,000	1,151,000
Interest income	38,443	43,364	9,726	9,528	101,061
Income (loss) from continuing operations before income taxes	1,401,753	236,389	(1,142,853)	1,146,422	1,641,711
Income tax expense	—	—	—	458,369	458,369
Cumulative effect of accounting change	—	—	(11,676,516)	—	(11,676,516)
Discontinued operations	—	—	(489,741)	—	(489,741)

Capital expenditures	$210,196	$263,134	$27,917	$—	$501,247

Total Assets
March 31, 2003	$100,015,407	$104,253,633	$64,566,167	$15,929,919	$284,765,126
December 31, 2002	100,288,772	103,976,841	68,996,395	8,828,562	282,090,570

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

(10) Stock-Based Employee Compensation

As of March 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in the accompanying condensed consolidated statements of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2002	2003
Net income (loss)	$(10,982,915)	$1,976,334
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $725,512 in 2002 and $377,583 in 2003)	(1,153,079)	(600,104)

Adjusted net income (loss)	$(12,135,994)	$1,376,230

Net income (loss) per share:
Basic and diluted—as reported	$(0.45)	$0.08

Basic and diluted—as adjusted	$(0.50)	$0.06

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time, and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2003.

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

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Our Radio Group One segment includes the operations of our Miami-Ft. Lauderdale, FL, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL and Greenville-New Bern-Jacksonville, NC market clusters. Our Radio Group Two segment includes the operations of our Boston, MA, Atlanta, GA, Philadelphia, PA, Fayetteville, NC and Augusta, GA market clusters. Radio Group Three segment includes the operations of our Las Vegas, NV market cluster. A market cluster consists of all of the radio stations we own in a designated or specified radio market. Net revenues and other financial information for these segments are contained in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this report and an analysis of the results of operations of our segments is contained herein in this Item 2.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash paid for expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our inventory, we minimize our use of trade agreements and during the three months ended March 31, 2003, barter revenue was $1.3 million or 5.4% of our net revenue and barter expenses were $1.2 million or 7.0% of our station operating expenses.

We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of barter revenues and expenses.

For the three months ending March 31, 2002, these results exclude two radio stations that were sold in New Orleans during the first quarter of 2002.

Recent Events

On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in New Orleans for $1.5 million, subject to certain adjustments. On February 5, 2003, we completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under our credit facility. Upon completion of this sale we no longer have operations in New Orleans, therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Results of Operations

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the three months ended March 31, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Consolidated

Net Revenue. Net revenue decreased 1.4% to $24.5 million for the three months ended March 31, 2003 from $24.9 million for the three months ended March 31, 2002. On a same station basis, net revenue decreased 0.9% to $24.5 million for the three months ended March 31, 2003 from $24.7 million for the three months ended March 31, 2002. The change was partially due to a $0.4 million decrease in revenue from our Miami-Ft. Lauderdale market cluster due to increased competition and the absence of play-off revenue from the Miami Dolphins in 2003. The change was also partially due to a $0.2 million decrease in revenue from our Fayetteville market cluster as a result of the geopolitical uncertainties affecting that radio market. These decreases were partially offset by a $0.4 million increase in revenue from our Las Vegas market cluster due to improved performance. The following table reconciles reported net revenue to same station net revenue for the three months ended March 31, 2002 and 2003.

	2002	2003	Change
Reported net revenue	$24,872,458	$24,519,616	(1.4)%
Sold stations in New Orleans	(135,043)	—

Same station net revenue	$24,737,415	$24,519,616	(0.9)%

Station Operating Expenses. Station operating expenses decreased 1.9% to $17.6 million for the three months ended March 31, 2003 from $17.9 million for the three months ended March 31, 2002. On a same station basis, station operating expenses decreased 1.8% to $17.6 million for the three months ended March 31, 2003 from $17.9 million for the three months ended March 31, 2002. Station operating expenses consist of program and production expenses, sales and advertising expenses and general and administrative expenses incurred at our radio stations. The change was primarily due to a decrease in station operating expenses at our Miami-Ft. Lauderdale market cluster due to decreased sales commissions associated with the decreased revenue and the absence of program rights associated with the absence of a Miami Dolphins play-off game in 2003. The following table reconciles reported station operating expenses to same station operating expenses for the three months ended March 31, 2002 and 2003.

	2002	2003	Change
Reported station operating expenses	$17,903,435	$17,567,687	(1.9)%
Sold stations in New Orleans	(11,715)	—

Same station operating expenses	$17,891,720	$17,567,687	(1.8)%

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased 13.3% to $1.4 million for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. Corporate general and administrative expenses consist primarily of salaries, insurance, rent and other expenses incurred at our corporate offices. The increase is primarily due to increased compensation, insurance premiums and legal expenses associated with operating as a public company.

Depreciation and Amortization. Depreciation and amortization decreased 9.5% to $0.9 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in amortization expense as a result of the write-down of loan fees related to the extinguishment of long-term debt in the third quarter of 2002.

Interest Expense. Interest expense decreased 23.3% to $3.1 million for the three months ended March 31, 2003 from $4.0 million for the three months ended March 31, 2002. The decrease was partially due to a reduction of the outstanding balance under our credit facility with $1.5 million of proceeds from the sale of one radio station in New Orleans and $9.2 million of repayments during the past twelve months. The decrease was also partially due to a reduction of the outstanding balance under our credit facility with $19.5 million of proceeds from the sale of two radio stations in New Orleans on March 20, 2002.

Gain on Increase in Fair Value of Derivative Financial Instruments. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate collar, cap and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $0.4 million for the three months ended March 31, 2003 and $1.2 million for the three months ended March 31, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate collar, cap and swap agreements.

Gain on Sale of Investments. The $0.8 million gain on sale of investments in 2003 was the result of several sales totaling 100,000 shares of common stock of FindWhat.com during the three months ended March 31, 2003.

Income Tax Expense. Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three months ended March 31, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of our 2001 income tax returns.

Cumulative Effect of Accounting Change. As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the three months ended March 31, 2002.

Discontinued Operations. On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. Upon completion of this sale on February 5, 2003, we no longer have operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Net income from discontinued operations was $0.3 million for the three months ended March 31, 2003, which included a gain on sale of $0.3 million, net of income taxes, compared to a net loss from discontinued operations of $0.5 million for the three months ended March 31, 2002, which included the $0.4 million impairment loss, net of income taxes, due to the adoption of SFAS 142.

Net Income (Loss). As a result of the factors described above, net income for the three months ended March 31, 2003 was $2.0 million compared to a net loss of $11.0 million for the three months ended March 31, 2002.

Radio Group One Segment

Net Revenue. Net revenue decreased 2.4% to $14.0 million for the three months ended March 31, 2003 from $14.4 million for the three months ended March 31, 2002. The decrease was primarily due to a $0.4 million decrease in revenue from our Miami-Ft. Lauderdale market cluster due to increased competition and the absence of play-off revenue from the Miami Dolphins in 2003.

Station Operating Expenses. Station operating expenses decreased 3.7% to $10.1 million for the three months ended March 31, 2003 from $10.5 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in station operating expenses at our Miami-Ft. Lauderdale market cluster due to decreased sales commissions associated with the decreased revenue and the absence of program rights associated with the absence of a Miami Dolphins play-off game in 2003.

Operating Income from Continuing Operations. Operating income from continuing operations remained stable at $2.7 million for the three months ended March 31, 2003 and 2002. The increase in net revenue from our Miami-Ft. Lauderdale market cluster was offset by the decrease in station operating expenses in that market cluster.

Radio Group Two Segment

Net Revenue. Net revenue decreased 2.8% to $8.0 million for the three months ended March 31, 2003 from $8.2 million for the three months ended March 31, 2002. The decrease was primarily due to a $0.2 million decrease in revenue from our Fayetteville market cluster as a result of the geopolitical uncertainties affecting that radio market.

Station Operating Expenses. Station operating expenses remained stable at $5.7 million for the three months ended March 31, 2003 and 2002.

Operating Income from Continuing Operations. Operating income from continuing operations was $1.4 million for the three months ended March 31, 2003 compared to $1.6 million for the three months ended March 31, 2002. The decrease was primarily due to the decrease in net revenue from our Fayetteville market cluster.

Radio Group Three Segment

Net Revenue. Net revenue increased 9.9% to $2.5 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The increase was primarily due to a $0.4 million increase in revenue from our Las Vegas market cluster due to improved performance. This increase was partially offset by a $0.1 million decrease in net revenue as a result of the sale of two radio stations in New Orleans during the first quarter of 2002.

Station Operating Expenses. Station operating expenses remained stable at $1.7 million for the three months ended March 31, 2003 and 2002.

Operating Income from Continuing Operations. Operating income from continuing operations was $0.5 million for the three months ended March 31, 2003 compared to $0.4 million for the three months ended March 31, 2002. The increase was primarily due to the increase in net revenue from our Las Vegas market cluster, which was partially offset by the decrease in net revenue as a result of the sale of two radio stations in New Orleans.

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

We believe these sources will provide sufficient liquidity and capital resources to permit us to meet our financial obligations for at least the next twelve months. Poor financial results, unanticipated opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing requirements sooner than we expect; and, we may not secure financing when needed or on acceptable terms.

As of March 31, 2003, we held $9.4 million in cash and cash equivalents and had $47.5 million in remaining commitments available under our credit facility; however, as of March 31, 2003 our maximum total leverage covenant would have limited additional borrowings to $14.3 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $6.1 million in 2003. Net cash used in operating activities was $0.5 million in 2002. The change was primarily due to a $0.8 million increase in cash receipts from sales and a $5.7 million decrease in cash paid for station operating expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities was $2.2 million in 2003. Net cash provided by investing activities was $20.0 million in 2002. The change is primarily due to the receipt of cash proceeds totaling $1.5 million from the sale of one radio station in New Orleans in 2003 compared to the receipt of cash proceeds totaling $19.65 million from the sale of two radio stations in New Orleans for $23.0 million in 2002. Net cash provided by investing activities also included $0.9 million from the sale of available-for-sale investments in 2003.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities was $4.3 million in 2003. Net cash used in financing activities was $22.8 million in 2002. The change is primarily due to the repayment of borrowings under our credit facility with $1.5 million of cash proceeds from the sale of one radio in New Orleans and $2.8 million of repayments in 2003 compared to the repayment of borrowings under our credit facility with $19.5 million of cash proceeds from the sale of two radio stations in New Orleans and $3.3 million of repayments in 2002.

Credit Facility. As of March 31, 2003, the maximum commitment for the revolving credit loan under the credit facility was $103.5 million; however, as of March 31, 2003, our maximum total leverage covenant would have limited additional borrowings to $14.3 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 4.3125% as of December 31, 2002 and March 31, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% and 5.3125% as of December 31, 2002 and March 31, 2003. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $192.0 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of March 31, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$4,736,841	$750,000	$5,486,841
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	14,571,262	8,421,053	1,000,000	23,992,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$55,961,262	$36,315,788	$99,750,000	$192,027,050

We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three months ended March 31, 2003, our unused commitment fee was approximately $43,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests. As of March 31, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of March 31, 2003, our total debt must not have exceeded 6.5 times our consolidated operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from April 1, 2003 through June 30, 2003, the maximum ratio is 6.25 times. For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of March 31, 2003, we believe that we were in compliance with all applicable financial covenants. As of March 31, 2003, as calculated pursuant to the terms of our credit agreement, our total leverage ratio was 6.05 times consolidated operating cash flow, our interest coverage ratio was 2.22 times interest expense, and our fixed charges ratio was 1.32 times fixed charges.

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

Revenue from the sale of broadcast air time is recognized when commercials are broadcast. Revenues are reported net of advertising agency commissions in the condensed consolidated financial statements.

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

We have significant property and equipment recorded in our financial statements. We assess the recoverability of our property and equipment on an on-going basis using estimates of future undiscounted cash flows that we expect to generate from these assets. Our radio stations operate in competitive markets and as such could experience adverse changes in listenership and cash flows. These adverse changes may result in an impairment of our property and equipment in the future.

We have significant FCC broadcasting licenses and goodwill recorded in our financial statements. We test FCC broadcasting licenses and goodwill for impairment at least annually using estimates of fair value based on an appraisal from a qualified independent appraisal company or management’s estimates of future discounted cash flows. Such estimates of fair value, whether by appraisal or management estimate, may result in an impairment of our FCC broadcasting licenses and goodwill in the future. In addition, the use of different underlying assumptions by an appraisal company or management, such as determining future cash flows and discount rates, could result in materially different estimates of fair value and therefore could result in a material impairment of our FCC broadcasting licenses and goodwill.

Recent Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 with no material impact on its condensed consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS 146 with no material impact on its condensed consolidated financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. At the present time, the adoption of the Interpretation is not expected to have a material impact on our condensed consolidated financial statements.

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

To manage interest rate risk associated with our credit facility, we have entered into three interest rate collar agreements, one cap agreement, and one swap agreement. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Under the swap agreement, we pay a fixed interest rate of 2.26% and the other party pays us a variable amount based on LIBOR. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2002 and March 31, 2003, the notional amount upon maturity of these cap and collar agreements was $100.0 million. Our collar, cap and swap agreements as of March 31, 2003 are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration Date	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(1,154,000)
Interest rate cap	10,000,000	—	6.0	—	May 2004	—
Interest rate collar	15,000,000	1.50	4.5	—	November 2004	(54,000)
Interest rate collar	10,000,000	1.50	4.4	—	November 2004	(36,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(159,000)

						$(1,403,000)

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, in reaching its conclusion that our disclosure controls and procedures are effective at providing this reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

10.1

Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, the Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.(3)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(4)

99.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 13, 2002.
(4)	Furnished herewith. This certification is not being filed under the Exchange Act and is not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act.

(b)	Reports on Form 8-K during the three months ended March 31, 2003. No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	BEASLEY BROADCAST GROUP, INC.

/s/ GEORGE G. BEASLEY
	Name: Title:	George G. Beasley Chairman of the Board and Chief Executive Officer

Date: May 15, 2003

/s/ CAROLINE BEASLEY
	Name: Title:	Caroline Beasley Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)

Certification of Chief Executive Officer

I, George G. Beasley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beasley Broadcast Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ GEORGE G. BEASLEY
Title:	Chairman of the Board and Chief Executive Officer

Certification of Vice President, Chief Financial Officer, Secretary and Treasurer

I, Caroline Beasley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Beasley Broadcast Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ CAROLINE BEASLEY
Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director