Form 10-Q
period 2003-06-30
BEASLEY BROADCAST GROUP INC
filed 2003-08-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Class A Common Stock, $.001 par value, 7,440,698 Shares Outstanding as of August 7, 2003

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of August 7, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,447,604	$7,146,856
Accounts receivable, less allowance for doubtful accounts of $415,814 in 2002 and $419,097 in 2003	21,057,358	18,943,977
Trade receivables	1,015,641	1,140,723
Other receivables	1,094,539	1,132,741
Prepaid expenses and other	1,978,492	3,979,510
Assets of discontinued operations	992,996	—
Deferred tax assets	3,399,952	2,590,944

Total current assets	34,986,582	34,934,751
Notes receivable	7,910,070	7,836,434
Property and equipment, net	18,078,438	17,395,627
FCC broadcasting licenses	201,328,987	201,328,987
Goodwill	11,973,571	11,973,571
Other intangibles, net	4,512,352	4,062,224
Investments	550,002	4,827,502
Other assets	2,750,568	2,973,393

Total assets	$282,090,570	$285,332,489

Total Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$7,318,961	$7,315,789
Accounts payable	1,478,872	1,974,982
Accrued expenses	4,020,636	4,573,426
Trade payables	1,485,219	1,548,269
Liabilities of discontinued operations	27,303	—
Derivative financial instruments	1,590,000	695,000

Total current liabilities	15,920,991	16,107,466
Long-term debt, less current installments	189,040,209	177,882,315
Derivative financial instruments	219,000	359,000
Deferred tax liabilities	22,730,705	27,706,005

Total liabilities	227,910,905	222,054,786
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,440,698 issued and outstanding	7,441	7,441
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,633,932	106,633,932
Accumulated deficit	(52,478,540)	(46,119,585)
Accumulated other comprehensive income	—	2,739,083

Stockholders’ equity	54,179,665	63,277,703

Total liabilities and stockholders’ equity	$282,090,570	$285,332,489

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net revenue	$28,327,654	$28,473,088	$53,200,112	$52,992,704

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,635,112	9,384,917	16,784,586	17,445,761
Selling, general and administrative	9,900,206	9,715,724	19,654,167	19,222,567
Corporate general and administrative	1,323,398	1,423,423	2,552,573	2,816,593
Depreciation and amortization	956,239	893,795	1,952,007	1,795,220

Total costs and expenses	20,814,955	21,417,859	40,943,333	41,280,141
Operating income from continuing operations	7,512,699	7,055,229	12,256,779	11,712,563
Other income (expense):
Interest expense	(3,821,769)	(2,836,625)	(7,846,541)	(5,925,615)
Other non-operating expenses	(171,992)	(1,379)	(504,850)	(56,878)
Gain on sale of investments	—	2,495,451	—	3,294,999
Gain on increase in fair value of derivative financial instruments	720,000	414,000	1,871,000	820,000
Interest income	184,094	178,204	285,155	345,596
Other non-operating income	400	9,672	3,600	9,672

Income from continuing operations before income taxes	4,423,432	7,314,552	6,065,143	10,200,337
Income tax expense	1,776,308	2,931,931	2,234,677	4,108,222

Income from continuing operations before cumulative effect of accounting change and discontinued operations	2,647,124	4,382,621	3,830,466	6,092,115
Cumulative effect of accounting change (net of income tax benefit of $5,162,204)	—	—	(11,676,516)	—
Discontinued operations (net of income tax benefit of $29,060 and $253,783 for the three and six months ended June 30, 2002, respectively and income tax expense of $137,463 for the six months ended June 30, 2003)	(46,185)	—	(535,926)	266,840

Net income (loss)	$2,600,939	$4,382,621	$(8,381,976)	$6,358,955

Basic and diluted net income (loss) per share:
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$0.11	$0.18	$0.16	$0.25
Cumulative effect of accounting change	—	—	(0.48)	—
Discontinued operations	—	—	(0.02)	0.01

Net income (loss)	$0.11	$0.18	$(0.34)	$0.26

Basic common shares outstanding	24,273,441	24,273,441	24,273,441	24,273,441

Diluted common shares outstanding	24,316,087	24,316,430	24,308,731	24,298,580

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net income (loss)	$2,600,939	$4,382,621	$(8,381,976)	$6,358,955
Other comprehensive income:
Unrealized gain on investments (net of income tax expense of $280,960 and $1,748,520 for the three and six months ended June 30, 2003, respectively	—	446,540	—	2,778,980
Unrealized loss on derivative and hedging activities (net of income tax benefit of $25,103 for the three and six months ended June 30, 2003)	—	(39,897)	—	(39,897)

Comprehensive income (loss)	$2,600,939	$4,789,264	$(8,381,976)	$9,098,038

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,381,976)	$6,358,955
(Income) loss from discontinued operations	535,926	(266,840)

Income (loss) from continuing operations	(7,846,050)	6,092,115
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Cumulative effect of accounting change	11,676,516	—
(Income) loss from trade sales	73,413	(118,971)
Depreciation and amortization	1,952,007	1,795,220
Gain on increase in fair value of derivative financial instruments	(1,871,000)	(820,000)
Gain on sale of investments	—	(3,294,999)
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
Decrease in receivables	3,223,997	2,079,932
Increase in prepaid expenses and other	(1,813,880)	(2,001,018)
Increase in other assets	(197,763)	(222,825)
Increase (decrease) in payables and accrued expenses	(1,434,963)	1,048,900
Increase in deferred income taxes	2,016,906	4,001,232

Net cash provided by continuing operations	5,779,183	8,559,586
Net cash used in discontinued operations	(116,709)	(199,626)

Net cash provided by operating activities	5,662,474	8,359,960

Cash flows from investing activities:
Expenditures for property and equipment	(437,253)	(613,524)
Proceeds from disposition of radio stations	19,650,000	1,500,000
Proceeds from sale of investments	—	3,544,999
Payments from related parties	63,991	68,883

Net cash provided by investing activities	19,276,738	4,500,358

Cash flows from financing activities:
Principal payments on indebtedness	(26,029,435)	(11,161,066)
Payments of loan fees	(590,732)	—

Net cash used in financing activities	(26,620,167)	(11,161,066)

Net increase (decrease) in cash and cash equivalents	(1,680,955)	1,699,252
Cash and cash equivalents at beginning of period	4,998,526	5,447,604

Cash and cash equivalents at end of period	$3,317,571	$7,146,856

Cash paid for interest	$8,312,869	$5,853,853

Cash paid for income taxes	$458,653	$226,550

Supplement disclosure of non-cash operating, investing and financing activities:
Trade revenue	$3,066,026	$2,842,144

Trade expenses	$3,139,439	$2,723,173

Property and equipment acquired through placement of advertising air time	$411,561	$56,939

Note received as partial consideration for disposition of radio stations	$3,350,000	$—

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (“the Company”) for the interim periods presented. Results of the second quarter of 2003 are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts previously reported in the 2002 condensed consolidated statements of operations have been reclassified to conform to the 2003 presentation.

(2)    Stock-Based Employee Compensation

As of June 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in the accompanying condensed consolidated statements of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net income (loss)	$2,600,939	$4,382,621	$(8,381,976)	$6,358,955
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $725,512 and $1,451,024 for the three and six months ended June 30, 2002, respectively, and $96,955 and 474,538 for the three and six months ended June 30, 2003, respectively)	(1,153,079)	(154,094)	(2,306,158)	(754,198)

Adjusted net income (loss)	$1,447,860	$4,228,527	$(10,688,134)	$5,604,757

Net income (loss) per share:
Basic and diluted—as reported	$0.11	$0.18	$(0.34)	$0.26

Basic and diluted—as adjusted	$0.06	$0.17	$(0.44)	$0.23

On June 3, 2003, the Board of Directors authorized the reserve of an additional 1,000,000 shares of Class A common stock for issuance under the Company’s stock-based employee compensation plan subject to stockholder approval at the 2004 Annual Meeting. Approval by stockholders is expected to be a formality as members of the Board of Directors control enough votes to approve the additional reserve, therefore the Company will continue to account for all option grants under this plan, including the additional reserve, in accordance with APB Opinion 25. As of June 30, 2003, no options had been granted from the additional reserve.

(3)    Accounting Change

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the six months ended June 30, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

(4)    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 during the first quarter of 2003 with no material impact on its condensed consolidated financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. At the present time, the adoption of the Interpretation is not expected to have a material impact on the Company’s condensed consolidated financial statements. Effective July 1, 2003, the Company adopted the Interpretation with no material impact on its condensed consolidated financial statements.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted SFAS 150 with no material impact on its condensed consolidated financial statements.

(5)    Completed Disposition

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

A summary of discontinued operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net revenue	$23,332	$—	$45,227	$3,027

Gain on disposal	$—	$—	$—	$436,365

Income (loss) before income taxes	$(75,245)	$—	$(146,712)	$404,303
Income tax expense (benefit)	(29,060)	—	(56,661)	137,463

Income (loss) before cumulative effect of accounting change	(46,185)	—	(90,051)	266,840
Cumulative effect of accounting change (net of income tax benefit of $197,122)	—	—	(445,875)	—

Net income (loss) from discontinued operations	$(46,185)	$—	$(535,926)	$266,840

(6)    Investments

As of June 30, 2003, the Company’s investment in FindWhat.com is classified as available-for-sale and recorded at fair value based on its quoted market price. The unrealized gain on FindWhat.com is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The investment in FindWhat.com was originally recorded at historical cost due to restrictions that limited the Company’s ability to sell or otherwise dispose of the securities. These restrictions were completely removed during the first quarter of 2003. The Company’s investment in iBiquity is recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Investments are comprised of the following:

	Cost	Unrealized gain	Fair value
June 30, 2003
Available-for-sale	$250,000	$4,527,500	$4,777,500
Historical cost	50,002	—	50,002

	$300,002	$4,527,500	$4,827,502

December 31, 2002
Historical cost	$550,002	$—	$550,002

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(7)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2002	June 30, 2003
Credit facility:
Revolving credit loan	$58,461,262	$50,961,262
Term loan A	37,894,736	34,736,842
Term loan B	100,000,000	99,500,000

	196,355,998	185,198,104
Other notes payable	3,172	—

	196,359,170	185,198,104
Less current installments	(7,318,961)	(7,315,789)

	$189,040,209	$177,882,315

As of June 30, 2003, the maximum commitment for the revolving credit loan under the credit facility was $103.5 million; however, as of June 30, 2003, the Company’s maximum total leverage covenant would have limited additional borrowings to $11.3 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.625% as of December 31, 2002 and June 30, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% and 5.125% as of December 31, 2002 and June 30, 2003. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $185.2 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of June 30, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$3,157,895	$500,000	$3,657,895
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	9,571,262	8,421,053	1,000,000	18,992,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$50,961,262	$34,736,842	$99,500,000	$185,198,104

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has entered into interest rate collar, cap and swap agreements to reduce the potential impact of changes in interest rates on its credit facility. The fair value of these derivative financial instruments is reported in the accompanying condensed consolidated balance sheets and the change in fair value is reported in the accompanying condensed consolidated statements of operations.

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of June 30, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of June 30, 2003, the Company’s total debt must not have exceeded 6.25 times its operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. The Company’s operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. The Company’s operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of June 30, 2003, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

(8)    Derivative Financial Instruments

On May 23, 2003, the Company entered into three swap agreements to reduce interest rate risk associated with its credit facility. The three swap agreements were designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of SFAS 133. The swap agreements are reported at fair value in the balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

As of June 30, 2003, the three swap agreements designated as cash flow hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate swap	20,000,000	—	—	1.98%	May 2006	(34,000)
Interest rate swap	20,000,000	—	—	1.98	May 2006	(34,000)
Interest rate swap	10,000,000	—	—	1.91	May 2006	3,000

	$50,000,000					$(65,000)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The collar, cap and swap agreements that were not designated as hedges continue to be reported at fair value in the balance sheet and any changes in fair value continue to be reported in the statement of operations.

As of June 30, 2003, the collar, cap and swap agreements that were not designated as hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(695,000)
Interest rate cap	10,000,000	—	6.0	—	May 2004	—
Interest rate collar	15,000,000	1.50	4.5	—	November 2004	(81,000)
Interest rate collar	10,000,000	1.50	4.4	—	November 2004	(54,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(159,000)

	$100,000,000					$(989,000)

(9)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the six months ended June 30, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of Company’s 2001 income tax returns.

(10)    Earnings Per Share

Income from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$2,647,124	$4,382,621	$3,830,466	$6,092,115

Weighted-average shares outstanding:
Basic	24,273,441	24,273,441	24,273,441	24,273,441
Effect of dilutive stock options	42,646	42,989	35,290	25,139

Diluted	24,316,087	24,316,430	24,308,731	24,298,580

Income from continuing operations before cumulative effect of accounting change and discontinued operations per basic and diluted share	$0.11	$0.18	$0.16	$0.25

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(11)    Segment Information

Segment information is as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Three months ended June 30, 2003
Net revenue	$15,656,197	$9,901,013	$2,915,878	$—	$28,473,088
Cost of services	5,423,185	3,335,754	625,978	—	9,384,917
Selling, general and administrative	5,125,244	3,522,514	1,067,966	—	9,715,724

Station operating income	5,107,768	3,042,745	1,221,934	—	9,372,447
Corporate general and administrative	736,575	539,050	147,798	—	1,423,423
Depreciation and amortization	429,207	337,312	112,392	14,884	893,795

Operating income (loss) from continuing operations	3,941,986	2,166,383	961,744	(14,884)	7,055,229
Interest expense	(1,046,535)	(1,102,436)	(687,654)	—	(2,836,625)
Gain on sale of investments	1,397,452	1,097,999	—	—	2,495,451
Gain on increase in fair value of derivative financial instruments	—	—	—	414,000	414,000
Interest income	37,524	41,995	82,079	16,606	178,204
Other non-operating income	8,293	—	—	—	8,293

Income from continuing operations before income taxes	4,338,720	2,203,941	356,169	415,722	7,314,552
Income tax expense	—	—	—	2,931,931	2,931,931

Net income (loss)	$4,338,720	$2,203,941	$356,169	$(2,516,209)	$4,382,621

Capital expenditures	$262,748	$125,207	$4,829	$7,662	$400,446

Three months ended June 30, 2002
Net revenue	$15,339,275	$10,269,230	$2,719,149	$—	$28,327,654
Cost of services	5,009,026	2,910,084	716,002	—	8,635,112
Selling, general and administrative	5,269,748	3,664,586	965,872	—	9,900,206

Station operating income	5,060,501	3,694,560	1,037,275	—	9,792,336
Corporate general and administrative	708,365	486,237	128,796	—	1,323,398
Depreciation and amortization	448,650	393,196	100,198	14,195	956,239

Operating income (loss) from continuing operations	3,903,486	2,815,127	808,281	(14,195)	7,512,699
Interest expense	(1,409,859)	(1,485,388)	(926,522)	—	(3,821,769)
Gain on increase in fair value of derivative financial instruments	—	—	—	720,000	720,000
Interest income	38,933	43,439	75,375	26,347	184,094
Other non-operating expense	(72,572)	(81,753)	(17,267)	—	(171,592)

Income (loss) from continuing operations before income taxes	2,459,988	1,291,425	(60,133)	732,152	4,423,432
Income tax expense	—	—	—	1,776,308	1,776,308

Income (loss) from continuing operations before discontinued operations	2,459,988	1,291,425	(60,133)	(1,044,156)	2,647,124
Discontinued operations	—	—	(46,185)	—	(46,185)

Net income (loss)	$2,459,988	$1,291,425	$(106,318)	$(1,044,156)	$2,600,939

Capital expenditures	$135,765	$183,211	$25,161	$3,430	$347,567

Six months ended June 30, 2003
Net revenue	$29,680,835	$17,884,570	$5,427,299	$—	$52,992,704
Cost of services	10,501,298	5,661,041	1,283,422	—	17,445,761
Selling, general and administrative	10,185,393	6,916,904	2,120,270	—	19,222,567

Station operating income	8,994,144	5,306,625	2,023,607	—	16,324,376
Corporate general and administrative	1,456,735	1,067,554	292,304	—	2,816,593
Depreciation and amortization	863,985	674,019	224,635	32,581	1,795,220

Operating income (loss) from continuing operations	6,673,424	3,565,052	1,506,668	(32,581)	11,712,563
Interest expense	(2,186,063)	(2,303,022)	(1,436,530)	—	(5,925,615)
Gain on sale of investments	1,845,199	1,449,800	—	—	3,294,999

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Gain on increase in fair value of derivative financial instruments	—	—	—	820,000	820,000
Interest income	74,630	83,625	157,486	29,855	345,596
Other non-operating expense	(47,206)	—	—	—	(47,206)

Income from continuing operations before income taxes	6,359,984	2,795,455	227,624	817,274	10,200,337
Income tax expense	—	—	—	4,108,222	4,108,222

Income (loss) from continuing operations before discontinued operations	6,359,984	2,795,455	227,624	(3,290,948)	6,092,115
Discontinued operations	—	—	266,840	—	266,840

Net income (loss)	$6,359,984	$2,795,455	$494,464	$(3,290,948)	$6,358,955

Capital expenditures	$400,159	$241,800	$18,743	$9,761	$670,463

Six months ended June 30, 2002
Net revenue	$29,709,981	$18,486,239	$5,003,892	$—	$53,200,112
Cost of services	10,252,987	5,217,877	1,313,722	—	16,784,586
Selling, general and administrative	10,549,979	7,072,150	2,032,038	—	19,654,167

Station operating income	8,907,015	6,196,212	1,658,132	—	16,761,359
Corporate general and administrative	1,367,637	936,530	248,406	—	2,552,573
Depreciation and amortization	888,408	824,694	210,604	28,301	1,952,007

Operating income (loss) from continuing operations	6,650,970	4,434,988	1,199,122	(28,301)	12,256,779
Interest expense	(2,763,112)	(2,910,933)	(2,172,496)	—	(7,846,541)
Gain on increase in fair value of derivative financial instruments	—	—	—	1,871,000	1,871,000
Interest income	77,376	86,803	85,101	35,875	285,155
Other non-operating expense	(103,489)	(83,046)	(314,715)	—	(501,250)

Income (loss) from continuing operations before income taxes	3,861,745	1,527,812	(1,202,988)	1,878,574	6,065,143
Income tax expense	—	—	—	2,234,677	2,234,677

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	3,861,745	1,527,812	(1,202,988)	(356,103)	3,830,466
Cumulative effect of accounting change	—	—	(11,676,516)	—	(11,676,516)
Discontinued operations	—	—	(535,926)	—	(535,926)

Net income (loss)	$3,861,745	$1,527,812	$(13,415,430)	$(356,103)	$(8,381,976)

Capital expenditures	$345,961	$446,345	$53,078	$3,430	$848,814

Total assets
June 30, 2003	$102,061,112	$104,639,508	$64,528,142	$14,103,727	$285,332,489

December 31, 2002	$100,288,772	$103,976,841	$68,996,395	$8,828,562	$282,090,570

Radio Group One includes radio stations located in Miami-Ft. Lauderdale, FL, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL and Greenville-New Bern-Jacksonville, NC. Radio Group Two includes radio stations located in Atlanta, GA, Boston, MA, Philadelphia, PA, Fayetteville, NC, and Augusta, GA. Radio Group Three includes radio stations located in Las Vegas, NV and New Orleans, LA. Corporate total assets include cash and cash equivalents, deferred tax assets, property and equipment and certain other assets.

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

General

A radio broadcasting company derives its revenues primarily from the sale of advertising air time to local and national advertisers. The advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels largely determine those revenues. Advertising rates are primarily based on three factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply of, and demand for, radio advertising time.

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Our Radio Group One segment includes the operations of our Miami-Ft. Lauderdale, FL, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL and Greenville-New Bern-Jacksonville, NC market clusters. Our Radio Group Two segment includes the operations of our Atlanta, GA, Boston, MA, Philadelphia, PA, Fayetteville, NC and Augusta, GA market clusters. Radio Group Three segment includes the operations of our Las Vegas, NV market cluster. A market cluster consists of all of the radio stations we own in a designated or specified radio market. Net revenues and other financial information for these segments are contained in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this report and an analysis of the results of operations of our segments is contained herein in this Item 2.

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. We generally incur promotional expenses to increase listenership and Arbitron ratings. However, because Arbitron reports ratings quarterly in most of our markets, any change in ratings, and therefore changes in advertising revenues, tend to lag behind the incurrence of promotional spending.

In the broadcasting industry, radio stations often utilize trade agreements to reduce cash paid for expenses by exchanging advertising air time for goods or services, however, we minimize our use of trade agreement to maximize cash revenue from our inventory. Trade revenue was $1.5 million or 5.3% of our net revenue, trade cost of services were $0.9 million or 9.4% of our cost of services, and trade selling, general and administrative were $0.6 million or 6.3% of our selling, general and administrative for the three months ended June 30, 2003. Trade revenue was $2.8 million or 5.4% of our net revenue, trade cost of services were $1.6 million or 8.9% of our cost of services, and trade selling, general and administrative were $1.2 million or 6.1% of our selling, general and administrative for the six months ended June 30, 2003.

We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of trade revenue and expenses. For the six months ending June 30, 2002, these results exclude two radio stations that were sold in New Orleans during the first quarter of 2002. We have not presented a reconciliation between reported and same station net revenue for the three months ended June 30, 2003 and 2002 and cost of services and selling, general and administrative for the three and six months ended June 30, 2003 and 2002 as there are no difference between reported and same station results.

Recent Events

On June 3, 2003, the Board of Directors authorized the reserve of an additional 1,000,000 shares of Class A common stock for issuance under our stock-based employee compensation plan subject to stockholder approval at the 2004 Annual Meeting. Approval by stockholders is expected to be a formality as members of the Board of Directors control enough votes to approve the additional reserve, therefore we will continue to account for all option grants under this plan, including the additional reserve, in accordance with APB Opinion 25. As of June 30, 2003, no options had been granted from the additional reserve.

Results of Operations

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the six months ended June 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Consolidated

Net Revenue.    Reported and same station net revenue increased 0.5% to $28.5 million for the three months ended June 30, 2003 from $28.3 million for the three months ended June 30, 2002. The increase was partially due to a $0.2 million increase in revenue from our Ft. Myers-Naples market cluster and a $0.2 million increase in revenue from our Las Vegas market cluster due to improved performance. The increase was also partially due to a $0.1 million increase in revenue from our Miami-Ft. Lauderdale market cluster, which included a $0.3 million increase due to improved performance offset by a $0.2 million decrease due to lower revenues associated with the Florida Marlins sports team. These increases were partially offset by a $0.3 million decrease in revenue from our Fayetteville market cluster which is located near several military bases and a $0.1 million decrease in revenue from our Philadelphia market cluster.

Cost of Services.    Reported and same station cost of services increased 8.7% to $9.4 million for the three months ended June 30, 2003 from $8.6 million for the three months ended June 30, 2002. The increase was partially due to a $0.4 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins sports team. The increase was also partially due to a $0.3 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses.

Selling, General and Administrative.    Reported and same station selling, general and administrative decreased 1.9% to $9.7 million for the three months ended June 30, 2003 from $9.9 million for the three months ended June 30, 2002. The decrease was primarily due to a $0.3 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 7.6% to $1.4 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. Corporate general and administrative expenses consist primarily of compensation, insurance and other expenses incurred at our corporate offices. The increase is primarily due to increased compensation, insurance premiums and legal expenses.

Depreciation and Amortization.    Depreciation and amortization decreased 6.5% to $0.9 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease in amortization expense as a result of the write-down of loan fees related to the extinguishment of long-term debt in the third quarter of 2002.

Interest Expense.    Interest expense decreased 25.8% to $2.8 million for the three months ended June 30, 2003 from $3.8 million for the three months ended June 30, 2002. The decrease was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility.

Gain on Increase in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate collar, cap and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $0.4 million for the three months ended June 30, 2003 and $0.7 million for the three months ended June 30, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate collar, cap and swap agreements not designated as hedges in accordance with SFAS 133.

Gain on Sale of Investments.    The $2.5 million gain on sale of investments in 2003 was the result of several sales totaling 150,000 shares of common stock of FindWhat.com during the three months ended June 30, 2003.

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

Net Income.    As a result of the factors described above, net income for the three months ended June 30, 2003 was $4.4 million compared to a net income of $2.6 million for the three months ended June 30, 2002.

Radio Group One Segment

Net Revenue.    Net revenue increased 2.1% to $15.7 million for the three months ended June 30, 2003 from $15.3 million for the three months ended June 30, 2002. The increase was partially due to a $0.2 million increase in revenue from our Ft. Myers-Naples market cluster due to improved performance. The increase was also partially due to a $0.1 million increase in revenue from our Miami-Ft. Lauderdale market cluster, which included a $0.3 million increase due to improved performance offset by a $0.2 decrease due to lower revenues associated with the Florida Marlins sports team.

Cost of Services.    Cost of services increased 8.3% to $5.4 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. The increase was primarily due to a $0.4 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins sports team.

Selling, General and Administrative.    Selling, general and administrative decreased 2.7% to $5.1 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002. The decrease was primarily due to a $0.3 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations remained stable at $3.9 million for the three months ended June 30, 2003 and 2002.

Radio Group Two Segment

Net Revenue.    Net revenue decreased 3.6% to $9.9 million for the three months ended June 30, 2003 from $10.3 million for the three months ended June 30, 2002. The decrease was primarily due to a $0.3 million decrease in revenue from our Fayetteville market cluster which is located near several military bases and a $0.1 million decrease in revenue from our Philadelphia market cluster.

Cost of Services.    Cost of services increased 14.6% to $3.3 million for the three months ended June 30, 2003 from $2.9 million for the three months ended June 30, 2002. The increase was primarily due to a $0.3 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses.

Selling, General and Administrative.    Selling, general and administrative decreased 3.9% to $3.5 million for the three months ended June 30, 2003 from $3.7 million for the three months ended June 30, 2002. The decrease was primarily due to decreased sales commissions associated with the decreased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $2.2 million for the three months ended June 30, 2003 compared to $2.8 million for the three months ended June 30, 2002 primarily due to the changes in net revenue, cost of services and selling, general and administrative described above.

Radio Group Three Segment

Net Revenue.    Net revenue increased 7.2% to $2.9 million for the three months ended June 30, 2003 from $2.7 million for the three months ended June 30, 2002. The increase was primarily due to a $0.2 million increase in revenue from our Las Vegas market cluster due to improved performance.

Cost of Services.    Cost of services decreased 12.6% to $0.6 million for the three months ended June 30, 2003 from $0.7 million for the three months ended June 30, 2002. The decrease was primarily due to decreased promotional expenses.

Selling, General and Administrative.    Selling, general and administrative increased 10.6% to $1.1 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002. The increase was primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $1.0 million for the three months ended June 30, 2003 compared to $0.8 million for the three months ended June 30, 2002 primarily due to the changes in net revenue, cost of services and selling, general and administrative described above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Consolidated

Net Revenue.    Net revenue decreased 0.4% to $53.0 million for the six months ended June 30, 2003 from $53.2 million for the six months ended June 30, 2002. The decrease was partially due to a $0.5 million decrease in revenue from our Fayetteville market cluster which is located near several military bases and a $0.1 million decrease in revenue from our Philadelphia market cluster. The decrease was also partially due to a $0.3 million decrease in revenue from our Miami-Ft. Lauderdale market cluster, which included a $0.2 million decrease due to lower revenues associated with the Florida Marlins sports team and a $0.2 million decrease due to the absence of play-off revenue associated with the Miami Dolphins sports team in 2003 offset by a $0.1 million increase due to improved performance. The decrease was also partially due to a $0.1 million decrease due to the sale of two radio stations in New Orleans during the first quarter of 2002. These decreases were partially offset by a $0.6 million increase in revenue from our Las Vegas market cluster and a $0.3 million increase in revenue from our Ft. Myers-Naples market cluster due to improved performance. On a same station basis, net revenue decreased 0.1% to $53.0 million for the six months ended June 30, 2003 from $53.1 million for the six months ended June 30, 2002. The following table reconciles reported net revenue to same station net revenue for the six months ended June 30, 2002 and 2003.

	2002	2003	Change
Reported net revenue	$53,200,112	$52,992,704	(0.4)%
Sold stations in New Orleans	(135,043)	—

Same station net revenue	$53,065,069	$52,992,704	(0.1)%

Cost of Services.    Reported and same station cost of services increased 3.9% to $17.4 million for the six months ended June 30, 2003 from $16.8 million for the six months ended June 30, 2002. The increase was partially due to a $0.4 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses. The increase was also partially due to a $0.2 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins sports team partially offset by a $0.2 million decrease in program rights fees due to the absence of a Miami Dolphins play-off game in 2003.

Selling, General and Administrative.    Reported and same station selling, general and administrative decreased 2.2% to $19.2 million for the six months ended June 30, 2003 from $19.7 million for the six months ended June 30, 2002. The decrease was partially due to a $0.5 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. The decrease was also partially due to a $0.2 million decrease in expenses at our Fayetteville market cluster primarily due to decreased sales commissions associated with the decreased revenues. These decreases were partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 10.3% to $2.8 million for the six months ended June 30, 2003 from $2.6 million for the six months ended June 30, 2002. Corporate general and administrative expenses consist primarily of compensation, insurance and other expenses incurred at our corporate offices. The increase is primarily due to increased compensation, insurance premiums and legal expenses.

Depreciation and Amortization.    Depreciation and amortization decreased 8.0% to $1.8 million for the six months ended June 30, 2003 from $2.0 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in amortization expense as a result of the write-down of loan fees related to the extinguishment of long-term debt in the third quarter of 2002.

Interest Expense.    Interest expense decreased 24.5% to $5.9 million for the six months ended June 30, 2003 from $7.8 million for the six months ended June 30, 2002. The decrease was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility.

Gain on Increase in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate collar, cap and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $0.8 million for the six months ended June 30, 2003 and $1.9 million for the six months ended June 30, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate collar, cap and swap agreements not designated as hedges in accordance with SFAS 133.

Gain on Sale of Investments.    The $3.3 million gain on sale of investments in 2003 was the result of several sales totaling 250,000 shares of common stock of FindWhat.com during the six months ended June 30, 2003.

Income Tax Expense.    Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the six months ended June 30, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of our 2001 income tax returns.

Cumulative Effect of Accounting Change.    As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the six months ended June 30, 2002.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. Upon completion of this sale on February 5, 2003, we no longer have operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Net income from discontinued operations was $0.3 million for the six months ended June 30, 2003, which included a gain on disposal of $0.3 million, net of income taxes, compared to a net loss from discontinued operations of $0.5 million for the six months ended June 30, 2002, which included the $0.4 million impairment loss, net of income taxes, due to the adoption of SFAS 142.

Net Income (Loss).    As a result of the factors described above, net income for the six months ended June 30, 2003 was $6.4 million compared to a net loss of $8.4 million for the six months ended June 30, 2002.

Radio Group One Segment

Net Revenue.    Net revenue remained stable at $29.7 million for the six months ended June 30, 2003 and 2002. There was a $0.3 million decrease in revenue from our Miami-Ft. Lauderdale market cluster, which included a $0.2 million decrease due to lower revenues associated with the Florida Marlins sports team and a $0.2 million decrease due to the absence of play-off revenue associated with the Miami Dolphins sports team in 2003 offset by a $0.1 million increase due to improved performance. This decrease was partially offset by a $0.3 million increase in revenue from our Ft. Myers-Naples market cluster due to improved performance.

Cost of Services.    Cost of services increased 2.4% to $10.5 million for the six months ended June 30, 2003 from $10.3 million for the six months ended June 30, 2002. The increase was primarily due to a $0.2 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins sports team partially offset by a $0.2 million decrease in program rights fees due to the absence of a Miami Dolphins play-off game in 2003.

Selling, General and Administrative.    Selling, general and administrative decreased 3.5% to $10.2 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The decrease was partially due to a $0.5 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations remained stable at $6.7 million for the six months ended June 30, 2003 and 2002.

Radio Group Two Segment

Net Revenue.    Net revenue decreased 3.3% to $17.9 million for the six months ended June 30, 2003 from $18.5 million for the six months ended June 30, 2002. The decrease was primarily due to a $0.5 million decrease in revenue from our Fayetteville market cluster which is located near several military bases and a $0.1 million decrease in revenue from our Philadelphia market cluster.

Cost of Services.    Cost of services increased 8.5% to $5.7 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002. The increase was primarily due to a $0.4 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses.

Selling, General and Administrative.    Selling, general and administrative decreased 2.2% to $6.9 million for the six months ended June 30, 2003 from $7.1 million for the six months ended June 30, 2002. The decrease was primarily due to a $0.2 million decrease in expenses at our Fayetteville market cluster primarily due to decreased sales commissions associated with the decreased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $3.6 million for the six months ended June 30, 2003 compared to $4.4 million for the six months ended June 30, 2002 primarily due to the changes in net revenue, cost of services and selling, general and administrative described above.

Radio Group Three Segment

Net Revenue.    Net revenue increased 8.5% to $5.4 million for the six months ended June 30, 2003 from $5.0 million for the six months ended June 30, 2002. The increase was primarily due to a $0.6 million increase in revenue from our Las Vegas market cluster due to improved performance. This increase was partially offset by a $0.1 million decrease in net revenue as a result of the sale of two radio stations in New Orleans during the first quarter of 2002.

Cost of Services.    Cost of services remained stable at $1.3 million for the six months ended June 30, 2003 and 2002.

Selling, General and Administrative.    Selling, general and administrative increased 4.3% to $2.1 million for the six months ended June 30, 2003 from $2.0 million for the six months ended June 30, 2002. The increase was primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $1.5 million for the six months ended June 30, 2003 compared to $1.2 million for the six months ended June 30, 2002 primarily due to the changes in net revenue and selling, general and administrative described above.

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

As of June 30, 2003, we held $7.1 million in cash and cash equivalents and had $52.5 million in remaining commitments available under our credit facility; however, as of June 30, 2003 our maximum total leverage covenant would have limited additional borrowings to $11.3 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

Net Cash Provided By (Used In) Operating Activities.    Net cash provided by operating activities was $8.4 million in 2003. Net cash provided by operating activities was $5.7 million in 2002. The change was primarily due to a $2.5 million decrease in cash paid for interest resulting from a general decline in interest rates and a reduction of the outstanding balance under our credit facility, a $1.0 million decrease in cash paid for station operating expenses and a $1.1 million decrease in cash receipts from sales.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities was $4.5 million in 2003. Net cash provided by investing activities was $19.3 million in 2002. The change is primarily due to the receipt of cash proceeds totaling $1.5 million from the sale of one radio station in New Orleans in 2003 compared to the receipt of cash proceeds totaling $19.65 million from the sale of two radio stations in New Orleans for $23.0 million in 2002. Net cash provided by investing activities also included $3.5 million from the sale of available-for-sale investments in 2003.

Net Cash Provided By (Used In) Financing Activities.    Net cash used in financing activities was $11.2 million in 2003. Net cash used in financing activities was $26.6 million in 2002. The change is primarily due to the repayment of borrowings under our credit facility with $1.5 million of cash proceeds from the sale of one radio in New Orleans and $9.7 million of repayments in 2003 compared to the repayment of borrowings under our credit facility with $19.5 million of cash proceeds from the sale of two radio stations in New Orleans and $6.5 million of repayments in 2002.

Credit Facility.    As of June 30, 2003, the maximum commitment for the revolving credit loan under the credit facility was $103.5 million; however, as of June 30, 2003, our maximum total leverage covenant would have limited additional borrowings to $11.3 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.625% as of December 31, 2002 and June 30, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at 5.4375% and 5.125% as of December 31, 2002 and June 30, 2003. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $185.2 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of June 30, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$3,157,895	$500,000	$3,657,895
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	9,571,262	8,421,053	1,000,000	18,992,315
Thereafter	41,390,000	4,210,527	95,000,000	140,600,527

Total	$50,961,262	$34,736,842	$99,500,000	$185,198,104

We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three and six months ended June 30, 2003, our unused commitment fee was $46,000 and $89,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests. As of June 30, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of June 30, 2003, our total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from July 1, 2003 through December 31, 2003, the maximum ratio is 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of June 30, 2003, we believe that we were in compliance with all applicable financial covenants. As of June 30, 2003, as calculated pursuant to the terms of our credit agreement, our total leverage ratio was 5.89 times consolidated operating cash flow, our interest coverage ratio was 2.36 times interest expense, and our fixed charges ratio was 1.47 times fixed charges.

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

Radio station acquisitions are accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price is allocated to the tangible and intangible assets acquired based upon their estimated fair market values as of the acquisition date. The estimated fair market values are generally based upon an appraisal of the tangible and intangible assets obtained from a qualified independent appraisal company.

Recent Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS 143 during the first quarter of 2003 with no material impact on our condensed consolidated financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (the Interpretation), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, we adopted the Interpretation with no material impact on our condensed consolidated financial statements.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.    SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, we adopted SFAS 150 with no material impact on our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of June 30, 2003, $185.2 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

To manage interest rate risk associated with our credit facility, we have entered into several interest rate collar, cap and swap agreements. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Under the swap agreement, we pay a fixed interest rate and the other party pays us a variable amount based on LIBOR. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2002 and June 30, 2003, the notional amount upon maturity of these cap and collar agreements was $100.0 million and $150.0 million, respectively. Our collar, cap and swap agreements as of June 30, 2003 are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(695,000)
Interest rate cap	10,000,000	—	6.0	—	May 2004	—
Interest rate collar	15,000,000	1.50	4.5	—	November 2004	(81,000)
Interest rate collar	10,000,000	1.50	4.4	—	November 2004	(54,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(159,000)
Interest rate swap	20,000,000	—	—	1.98	May 2006	(34,000)
Interest rate swap	20,000,000	—	—	1.98	May 2006	(34,000)
Interest rate swap	10,000,000	—	—	1.91	May 2006	3,000

	$150,000,000					$(1,054,000)

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on April 22, 2003. The matters voted on at the meeting and the results of these votes are as follows:

1. Election of the following directors:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	166,328,405	453,000	—
Bruce G. Beasley	166,328,405	453,000	—
Caroline Beasley	166,328,405	453,000	—
Brian E. Beasley	166,329,105	452,300	—
Joe B. Cox	166,640,665	140,740	—
Allen B. Shaw	166,328,405	453,000	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	6,083,245	140,740	—
Herbert W. McCord	6,083,245	140,740	—

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, the Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.(4)

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.(4)

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 13, 2002.
(4)	Furnished herewith. These certifications are not being filed under the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act.

(b)	Reports on Form 8-K during the three months ended June 30, 2003.

We filed a Current Report on Form 8-K on May 5, 2003 furnishing under Item 12 our earnings release dated May 5, 2003 regarding our first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 8, 2003
/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 8, 2003
/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)