Form 10-Q
period 2003-09-30
BEASLEY BROADCAST GROUP INC
filed 2003-11-13
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Class A Common Stock, $.001 par value, 7,441,531 Shares Outstanding as of November 10, 2003

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of November 10, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,447,604	$7,701,197
Accounts receivable, less allowance for doubtful accounts of $415,814 in 2002 and $366,172 in 2003	21,057,358	18,958,088
Trade receivables	1,015,641	1,403,641
Other receivables	1,094,539	773,881
Prepaid expenses and other	1,978,492	4,703,101
Assets of discontinued operations	992,996	—
Deferred tax assets	3,399,952	1,759,055

Total current assets	34,986,582	35,298,963
Notes receivable	7,910,070	4,450,122
Property and equipment, net	18,078,438	17,273,488
FCC broadcasting licenses	201,328,987	201,328,987
Goodwill	11,973,571	11,973,571
Other intangibles, net	4,512,352	3,933,032
Investments	550,002	3,508,002
Other assets	2,750,568	2,355,463

Total assets	$282,090,570	$280,121,628

Total Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$7,318,961	$7,315,789
Accounts payable	1,478,872	1,900,506
Accrued expenses	4,020,636	5,284,753
Trade payables	1,485,219	1,794,490
Liabilities of discontinued operations	27,303	—
Derivative financial instruments	1,590,000	173,000

Total current liabilities	15,920,991	16,468,538
Long-term debt, less current installments	189,040,209	169,000,064
Derivative financial instruments	219,000	78,943
Deferred tax liabilities	22,730,705	28,822,489

Total liabilities	227,910,905	214,370,034
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,440,698 and 7,441,531 issued and outstanding in 2002 and 2003 respectively	7,441	7,442
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,633,932	106,644,035
Accumulated deficit	(52,478,540)	(43,007,353)
Accumulated other comprehensive income	—	2,090,638

Total stockholders’ equity	54,179,665	65,751,594

Total liabilities and stockholders’ equity	$282,090,570	$280,121,628

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net revenue	$28,793,802	$29,356,876	$81,993,914	$82,349,580

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,979,710	9,774,020	25,764,296	27,219,781
Selling, general and administrative	10,331,231	10,086,692	29,985,398	29,309,259
Corporate general and administrative	1,295,654	1,286,201	3,848,227	4,102,794
Depreciation and amortization	967,922	904,336	2,919,929	2,699,556

Total costs and expenses	21,574,517	22,051,249	62,517,850	63,331,390
Operating income from continuing operations	7,219,285	7,305,627	19,476,064	19,018,190
Other income (expense):
Interest expense	(3,753,024)	(3,001,629)	(11,599,565)	(8,927,244)
Loss on extinguishment of long-term debt	(1,806,431)	—	(1,806,431)	—
Other non-operating expenses	(44,621)	(622,817)	(549,471)	(679,695)
Gain on sale of investments	—	1,196,939	—	4,491,938
Gain on increase in fair value of derivative financial instruments	697,000	589,000	2,568,000	1,409,000
Interest income	164,771	157,624	449,926	503,220
Other non-operating income	163,105	24,027	166,705	33,699

Income from continuing operations before income taxes	2,640,085	5,648,771	8,705,228	15,849,108
Income tax expense	1,054,537	2,536,539	3,289,214	6,644,761

Income from continuing operations before cumulative effect of accounting change and discontinued operations	1,585,548	3,112,232	5,416,014	9,204,347
Cumulative effect of accounting change (net of income tax benefit of $5,162,204)	—	—	(11,676,516)	—
Discontinued operations (net of income tax benefit of $66,373 and $320,156 for the three and nine months ended September 30, 2002, respectively and income tax expense of $137,463 for the nine months ended September 30, 2003)	(105,490)	—	(641,416)	266,840

Net income (loss)	$1,480,058	$3,112,232	$(6,901,918)	$9,471,187

Basic and diluted net income (loss) per share:
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$0.06	$0.13	$0.22	$0.38
Cumulative effect of accounting change	—	—	(0.48)	—
Discontinued operations	—	—	(0.02)	0.01

Net income (loss)	$0.06	$0.13	$(0.28)	$0.39

Basic common shares outstanding	24,273,441	24,273,586	24,273,441	24,273,490

Diluted common shares outstanding	24,298,694	24,345,543	24,305,205	24,305,583

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net income (loss)	$1,480,058	$3,112,232	$(6,901,918)	$9,471,187
Other comprehensive income (loss):
Unrealized gain (loss) on investments (net of income tax benefit of $490,281 for the three months ended September 30, 2003 and income tax expense of $1,258,239 for the nine months ended September 30, 2003)	—	(779,219)	—	1,999,761
Unrealized gain on derivative and hedging activities (net of income tax expense of $82,283 and $57,180 for the three and nine months ended September 30, 2003, respectively)	—	130,774	—	90,877

Comprehensive income (loss)	$1,480,058	$2,463,787	$(6,901,918)	$11,561,825

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,901,918)	$9,471,187
(Income) loss from discontinued operations	641,416	(266,840)

Income (loss) from continuing operations	(6,260,502)	9,204,347
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Cumulative effect of accounting change	11,676,516	—
Income from trade sales	(145,919)	(224,249)
Depreciation and amortization	2,919,929	2,699,556
Loss on extinguishment of long-term debt	1,806,431	—
Loss on long-term receivable	—	622,817
Gain on increase in fair value of derivative financial instruments	(2,568,000)	(1,409,000)
Gain on sale of investments	—	(4,491,938)
Change in assets and liabilities net of effects of acquisitions and dispositions of radio stations:
Decrease in receivables	3,577,591	2,427,116
Increase in prepaid expenses and other	(3,833,699)	(2,724,609)
Increase in other assets	(243,097)	(227,712)
Increase (decrease) in payables and accrued expenses	(842,720)	1,685,844
Increase in deferred income taxes	3,031,599	6,358,426

Net cash provided by continuing operations	9,118,129	13,920,598
Net cash used in discontinued operations	(166,166)	(199,626)

Net cash provided by operating activities	8,951,963	13,720,972

Cash flows from investing activities:
Expenditures for property and equipment	(1,973,477)	(1,070,567)
Proceeds from disposition of radio stations	19,650,000	1,500,000
Proceeds from sale of investments	—	4,791,938
Repayment of notes receivable	—	3,350,000
Payments from related parties	96,030	102,760

Net cash provided by investing activities	17,772,553	8,674,131

Cash flows from financing activities:
Proceeds from issuance of indebtedness	100,000,000	—
Principal payments on indebtedness	(127,084,349)	(20,043,317)
Payments of loan fees	(2,003,347)	(107,381)
Proceeds from exercise of stock options	—	9,188

Net cash used in financing activities	(29,087,696)	(20,141,510)

Net increase (decrease) in cash and cash equivalents	(2,363,180)	2,253,593
Cash and cash equivalents at beginning of period	4,998,526	5,447,604

Cash and cash equivalents at end of period	$2,635,346	$7,701,197

Cash paid for interest	$12,162,918	$8,551,634

Cash paid for income taxes	$458,653	$336,100

Supplement disclosure of non-cash operating and investing activities:
Trade revenue	$4,634,847	$4,476,614

Trade expenses	$4,488,928	$4,252,365

Property and equipment acquired through placement of advertising air time	$465,740	$145,520

Note received as partial consideration for disposition of radio stations	$3,350,000	$—

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (“the Company”) for the interim periods presented. Results of the third quarter of 2003 are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts previously reported in the 2002 condensed consolidated statements of operations and cash flows have been reclassified to conform to the 2003 presentation.

(2)    Stock-Based Employee Compensation

As of September 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in the accompanying condensed consolidated statements of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income (loss)	$1,480,058	$3,112,232	$(6,901,918)	$9,471,187
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $725,512 and $2,176,536 for the three and nine months ended September 30, 2002, respectively, and $189,125 and $663,663 for the three and nine months ended September 30, 2003, respectively)	(1,153,079)	(300,583)	(3,459,237)	(1,054,781)

Adjusted net income (loss)	$326,979	$2,811,649	$(10,361,155)	$8,416,406

Net income (loss) per share:
Basic and diluted—as reported	$0.06	$0.13	$(0.28)	$0.39

Basic and diluted—as adjusted	$0.01	$0.12	$(0.43)	$0.35

On June 3, 2003, the Board of Directors authorized the reserve of an additional 1,000,000 shares of Class A common stock for issuance under the Company’s stock-based employee compensation plan subject to stockholder approval at the 2004 Annual Meeting. Approval by stockholders is expected to be a formality as members of the Board of Directors control enough votes to approve the additional reserve, therefore the Company will continue to account for all option grants under this plan, including the additional reserve, in accordance with APB Opinion 25. As of September 30, 2003, no options had been granted from the additional reserve.

(3)    Accounting Change

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the nine months ended September 30, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

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

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all applicable guarantees entered into after December 31, 2002. To date, the Company has not entered into guarantees that would require recognition and measurement pursuant to the provisions of the Interpretation.

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

A summary of discontinued operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net revenue	$30,396	$—	$75,623	$3,027

Gain on disposal	$—	$—	$—	$436,365

Income (loss) before income taxes	$(171,863)	$—	$(318,575)	$404,303
Income tax expense (benefit)	(66,373)	—	(123,034)	137,463

Income (loss) before cumulative effect of accounting change	(105,490)	—	(195,541)	266,840
Cumulative effect of accounting change (net of income tax benefit of $197,122)	—	—	(445,875)	—

Net income (loss) from discontinued operations	$(105,490)	$—	$(641,416)	$266,840

(6)    Investments

As of September 30, 2003, the Company’s investment in FindWhat.com is classified as available-for-sale and recorded at fair value based on its quoted market price. The unrealized gain on FindWhat.com is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The investment in FindWhat.com was originally recorded at historical cost due to restrictions that limited the Company’s ability to sell or otherwise dispose of the securities. These restrictions were completely removed during the first quarter of 2003. The Company’s investment in iBiquity is recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Investments are comprised of the following:

	Cost	Unrealized gain	Fair value
September 30, 2003
Available-for-sale	$200,000	$3,258,000	$3,458,000
Historical cost	50,002	—	50,002

	$250,002	$3,258,000	$3,508,002

December 31, 2002
Historical cost	$550,002	$—	$550,002

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(7)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2002	September 30, 2003
Credit facility:
Revolving credit loan	$58,461,262	$43,907,958
Term loan A	37,894,736	33,157,895
Term loan B	100,000,000	99,250,000

	196,355,998	176,315,853
Other notes payable	3,172	—

	196,359,170	176,315,853
Less current installments	(7,318,961)	(7,315,789)

	$189,040,209	$169,000,064

As of September 30, 2003, the Company had $59.6 million in remaining commitments under its $103.5 million revolving credit loan; however, as of September 30, 2003, the Company’s maximum total leverage covenant would have limited additional borrowings to $12.2 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.375% as of December 31, 2002 and September 30, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at an average rate of 5.4375% and 5.1565% as of December 31, 2002 and September 30, 2003, respectively. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on June 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $176.3 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$1,578,947	$250,000	$1,828,947
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	2,517,958	8,421,053	1,000,000	11,939,011
Thereafter	41,390,000	4,210,528	95,000,000	140,600,528

Total	$43,907,958	$33,157,895	$99,250,000	$176,315,853

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of September 30, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of September 30, 2003, the Company’s total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from October 1, 2003 through December 31, 2003, the maximum ratio remains 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

•	Minimum Interest Coverage Test. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of September 30, 2003, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2003, the swap agreements designated as cash flow hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate swap	$20,000,000	—	—	1.98%	May 2006	$52,175
Interest rate swap	20,000,000	—	—	1.98	May 2006	52,647
Interest rate swap	10,000,000	—	—	1.91	May 2006	43,235

	$50,000,000					$148,057

The collar, cap and swap agreements that were not designated as hedges continue to be reported at fair value in the balance sheet and any changes in fair value continue to be reported in the statement of operations.

As of September 30, 2003, the collar, cap and swap agreements that were not designated as hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(173,000)
Interest rate cap	10,000,000	—	6.0	—	May 2004	—
Interest rate collar	15,000,000	1.5	4.5	—	November 2004	(60,000)
Interest rate collar	10,000,000	1.5	4.4	—	November 2004	(40,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(127,000)

	$100,000,000					$(400,000)

(9)    Other Non-Operating Expenses

Other non-operating expenses include a $0.6 million loss on a long-term receivable arising from a split-dollar life insurance arrangement for the three and nine months ended September 30, 2003. The life insurance policies underlying the split-dollar life insurance arrangement are expected to be formally canceled during the fourth quarter of 2003 and, accordingly, the carrying amount of the long-term receivable was reduced to the cash surrender value of the underlying life insurance policies.

(10)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three and nine months ended September 30, 2003, the effective tax rate was increased by a non-deductible $0.6 million loss on a long-term receivable arising from a split-dollar life insurance arrangement. For the nine months ended September 30, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of Company’s 2001 income tax returns.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(11)    Earnings Per Share

Income from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$1,585,548	$3,112,232	$5,416,014	$9,204,347

Weighted-average shares outstanding:
Basic	24,273,441	24,273,586	24,273,441	24,273,490
Effect of dilutive stock options	25,253	71,957	31,764	32,093

Diluted	24,298,694	24,345,543	24,305,205	24,305,583

Income from continuing operations before cumulative effect of accounting change and discontinued operations per basic and diluted share	$0.06	$0.13	$0.22	$0.38

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(12)    Segment Information

Segment information is as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Three months ended September 30, 2003
Net revenue	$17,114,669	$9,294,187	$2,948,020	$—	$29,356,876
Cost of services (exclusive of depreciation and amortization shown separately below)	6,538,358	2,663,476	572,186	—	9,774,020
Selling, general and administrative	5,342,160	3,572,015	1,172,517	—	10,086,692

Station operating income	5,234,151	3,058,696	1,203,317	—	9,496,164
Corporate general and administrative	664,614	488,227	133,360	—	1,286,201
Depreciation and amortization	431,162	339,799	117,291	16,084	904,336

Operating income (loss) from continuing operations	4,138,375	2,230,670	952,666	(16,084)	7,305,627
Interest expense	(1,107,300)	(1,166,622)	(727,707)	—	(3,001,629)
Gain on sale of investments	670,286	526,653	—	—	1,196,939
Gain on increase in fair value of derivative financial instruments	—	—	—	589,000	589,000
Interest income	39,592	41,616	63,096	13,320	157,624
Other non-operating income (expense)	2,500	(601,290)	—	—	(598,790)

Income from continuing operations before income taxes	3,743,453	1,031,027	288,055	586,236	5,648,771
Income tax expense	—	—	—	2,536,539	2,536,539

Net income (loss)	$3,743,453	$1,031,027	$288,055	$(1,950,303)	$3,112,232

Capital expenditures	$251,799	$279,575	$2,855	$11,395	$545,624

Three months ended September 30, 2002
Net revenue	$16,413,469	$9,593,828	$2,786,505	$—	$28,793,802
Cost of services (exclusive of depreciation and amortization shown separately below)	5,610,896	2,736,165	632,649	—	8,979,710
Selling, general and administrative	5,571,503	3,655,320	1,104,408	—	10,331,231

Station operating income	5,231,070	3,202,343	1,049,448	—	9,482,861
Corporate general and administrative	691,953	477,880	125,821	—	1,295,654
Depreciation and amortization	475,900	359,591	117,256	15,175	967,922

Operating income (loss) from continuing operations	4,063,217	2,364,872	806,371	(15,175)	7,219,285
Interest expense	(1,400,589)	(1,451,132)	(901,303)	—	(3,753,024)
Loss on extinguishment of long-term debt	(775,637)	(506,015)	(524,779)	—	(1,806,431)
Gain on increase in fair value of derivative financial instruments	—	—	—	697,000	697,000
Interest income	38,543	43,089	75,375	7,764	164,771
Other non-operating income	17,756	100,728	—	—	118,484

Income (loss) from continuing operations before income taxes	1,943,290	551,542	(544,336)	689,589	2,640,085
Income tax expense	—	—	—	1,054,537	1,054,537

Income (loss) from continuing operations before discontinued operations	1,943,290	551,542	(544,336)	(364,948)	1,585,548
Discontinued operations	—	—	(105,490)	—	(105,490)

Net income (loss)	$1,943,290	$551,542	$(649,826)	$(364,948)	$1,480,058

Capital expenditures	$1,385,367	$57,577	$124,790	$22,669	$1,590,403

Nine months ended September 30, 2003
Net revenue	$46,795,506	$27,178,755	$8,375,319	$—	$82,349,580
Cost of services (exclusive of depreciation and amortization shown separately below)	17,039,656	8,324,517	1,855,608	—	27,219,781
Selling, general and administrative	15,527,553	10,488,919	3,292,787	—	29,309,259

Station operating income	14,228,297	8,365,319	3,226,924	—	25,820,540
Corporate general and administrative	2,121,349	1,555,781	425,664	—	4,102,794
Depreciation and amortization	1,295,147	1,013,818	341,926	48,665	2,699,556

Operating income (loss) from continuing operations	10,811,801	5,795,720	2,459,334	(48,665)	19,018,190

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Interest expense	(3,293,363)	(3,469,644)	(2,164,237)	—	(8,927,244)
Gain on sale of investments	2,515,485	1,976,453	—	—	4,491,938
Gain on increase in fair value of derivative financial instruments	—	—	—	1,409,000	1,409,000
Interest income	114,222	125,241	220,582	43,175	503,220
Other non-operating expense	(44,706)	(601,290)	—	—	(645,996)

Income from continuing operations before income taxes	10,103,439	3,826,480	515,679	1,403,510	15,849,108
Income tax expense	—	—	—	6,644,761	6,644,761

Income (loss) from continuing operations before discontinued operations	10,103,439	3,826,480	515,679	(5,241,251)	9,204,347
Discontinued operations	—	—	266,840	—	266,840

Net income (loss)	$10,103,439	$3,826,480	$782,519	$(5,241,251)	$9,471,187

Capital expenditures	$651,958	$521,375	$21,598	$21,156	$1,216,087

Nine months ended September 30, 2002
Net revenue	$46,123,450	$28,080,067	$7,790,397	$—	$81,993,914
Cost of services (exclusive of depreciation and amortization shown separately below)	15,863,883	7,954,042	1,946,371	—	25,764,296
Selling, general and administrative	16,121,482	10,727,470	3,136,446	—	29,985,398

Station operating income	14,138,085	9,398,555	2,707,580	—	26,244,220
Corporate general and administrative	2,059,590	1,414,410	374,227	—	3,848,227
Depreciation and amortization	1,364,308	1,184,285	327,860	43,476	2,919,929

Operating income (loss) from continuing operations	10,714,187	6,799,860	2,005,493	(43,476)	19,476,064
Interest expense	(4,163,701)	(4,362,065)	(3,073,799)	—	(11,599,565)
Loss on extinguishment of long-term debt	(775,637)	(506,015)	(524,779)	—	(1,806,431)
Gain on increase in fair value of derivative financial instruments	—	—	—	2,568,000	2,568,000
Interest income	115,919	129,892	160,476	43,639	449,926
Other non-operating income (expense)	(85,733)	17,682	(314,715)	—	(382,766)
Income (loss) from continuing operations before income taxes	5,805,035	2,079,354	(1,747,324)	2,568,163	8,705,228
Income tax expense	—	—	—	3,289,214	3,289,214

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	5,805,035	2,079,354	(1,747,324)	(721,051)	5,416,014
Cumulative effect of accounting change	—	—	(11,676,516)	—	(11,676,516)
Discontinued operations	—	—	(641,416)	—	(641,416)

Net income (loss)	$5,805,035	$2,079,354	$(14,065,256)	$(721,051)	$(6,901,918)

Capital expenditures	$1,731,328	$503,922	$177,868	$26,099	$2,439,217

Total Assets
September 30, 2003	$103,252,501	$103,414,191	$64,467,928	$8,987,008	$280,121,628

December 31, 2002	$100,288,772	$103,976,841	$68,996,395	$8,828,562	$282,090,570

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

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year. In order to increase listenership and Arbitron ratings, we engage in promotional activities and incurred related expenses through-out the year. However, because Arbitron reports ratings quarterly in most of our markets, any change in ratings, and therefore changes in advertising revenues, tend to lag behind the incurrence of promotional spending.

In the broadcasting industry, radio stations often utilize trade agreements to reduce cash paid for expenses by exchanging advertising air time for goods or services, however, we minimize our use of trade agreements to maximize cash revenue from our inventory of air time. Trade revenue was $1.6 million or 5.6% of our net revenue, trade cost of services were $0.9 million or 9.2% of our cost of services, and trade selling, general and administrative were $0.6 million or 6.3% of our selling, general and administrative for the three months ended September 30, 2003. Trade revenue was $4.5 million or 5.4% of our net revenue, trade cost of services were $2.5 million or 9.0% of our cost of services, and trade selling, general and administrative were $1.8 million or 6.1% of our selling, general and administrative for the nine months ended September 30, 2003.

We calculate same station results by comparing the performance of radio stations operated by us at the end of a relevant period to the performance of those same stations in the prior year’s corresponding period, including the effect of trade revenue and expenses. For the nine months ending September 30, 2002, these results exclude two radio stations that were sold in New Orleans during the first quarter of 2002. We have not presented a reconciliation between reported and same station net revenue for the three months ended September 30, 2003 and 2002 and cost of services and selling, general and administrative for the three and nine months ended September 30, 2003 and 2002 as there are no difference between reported and same station results.

Results of Operations

Other non-operating expenses for the three and nine months ended September 30, 2003 include a $0.6 million loss on a long-term receivable arising from a split-dollar life insurance arrangement for our Chief Executive Officer. Pursuant to the split-dollar life insurance agreement, insurance policies on the life of our Chief Executive Officer were purchased by an irrevocable trust dated November 21, 1994. In accordance with the terms of this agreement, we paid a portion of the premiums on behalf of the trust until July 30, 2002 and received a collateral assignment of the insurance policies to secure repayment of these amounts. As the result of certain regulatory changes effecting executive compensation, the life insurance policies underlying the arrangement are expected to be formally canceled during the fourth quarter of 2003. Upon cancellation, the trust will receive the cash surrender values of the life insurance policies, which totaled $1.9 million as of September 30, 2003. Upon receipt, the cash surrender values will represent all of the assets held by the trust and the only amounts collectible with respect to our long-term receivable.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the condensed consolidated statement of operations for the nine months ended September 30, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Consolidated

Net Revenue.    Reported and same station net revenue increased 2.0% to $29.4 million for the three months ended September 30, 2003 from $28.8 million for the three months ended September 30, 2002. The increase was partially due to a $0.2 million increase in revenue from our Miami-Ft. Lauderdale market cluster, a $0.2 million increase in revenue from our Ft. Myers-Naples market cluster, a $0.2 million increase in revenue from our Greenville-New Bern-Jacksonville market cluster, a $0.2 million increase in revenue from our Las Vegas market cluster in each case due to improved performance. These increases were partially offset by a $0.3 million decrease in revenue from our Fayetteville market cluster, which is located near several military bases.

Cost of Services.    Reported and same station cost of services increased 8.8% to $9.8 million for the three months ended September 30, 2003 from $9.0 million for the three months ended September 30, 2002. The increase was primarily due to a $0.9 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in other programming and promotional expenses.

Selling, General and Administrative Expenses.    Reported and same station selling, general and administrative expenses decreased 2.4% to $10.1 million for the three months ended September 30, 2003 from $10.3 million for the three months ended September 30, 2002. The decrease was primarily due to a $0.3 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses remained stable at $1.3 million for the three months ended September 30, 2003 and 2002. Corporate general and administrative expenses consist primarily of compensation, insurance and other expenses incurred at our corporate offices.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased 6.6% to $0.9 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in new expenditures for property and equipment combined with existing fixed assets reaching the end of their useful lives and becoming fully depreciated.

Interest Expense.    Interest expense decreased 20.0% to $3.0 million for the three months ended September 30, 2003 from $3.8 million for the three months ended September 30, 2002. The decrease was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility.

Gain on Sale of Investments.    The $1.2 million gain on sale of investments in 2003 was the result of a sale of 50,000 shares of common stock of FindWhat.com during the three months ended September 30, 2003.

Gain on Increase in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate collar, cap and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $0.6 million for the three months ended September 30, 2003 and $0.7 million for the three months ended September 30, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate collar, cap and swap agreements not designated as hedges in accordance with SFAS 133.

Income Tax Expense.    Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the three months ended September 30, 2003, the increase in our effective tax rate was due to the non-deductible $0.6 million loss arising from the split-dollar life insurance arrangement.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. As of the completion of this sale on February 5, 2003, we no longer had operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Net Income.    As a result of the factors described above, net income for the three months ended September 30, 2003 was $3.1 million compared to a net income of $1.5 million for the three months ended September 30, 2002.

Radio Group One Segment

Net Revenue.    Net revenue increased 4.3% to $17.1 million for the three months ended September 30, 2003 from $16.4 million for the three months ended September 30, 2002. The increase was partially due to a $0.2 million increase in revenue from our Miami-Ft. Lauderdale market cluster, a $0.2 million increase in revenue from our Ft. Myers-Naples market cluster, a $0.2 million increase in revenue from our Greenville-New Bern-Jacksonville market cluster in each case due to improved performance.

Cost of Services.    Cost of services increased 16.5% to $6.5 million for the three months ended September 30, 2003 from $5.6 million for the three months ended September 30, 2002. The increase was primarily due to a $0.9 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $0.5 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in other programming and promotional expenses.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 4.1% to $5.3 million for the three months ended September 30, 2003 from $5.6 million for the three months ended September 30, 2002. The decrease was primarily due to a $0.3 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.2 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations remained stable at $4.1 million for the three months ended September 30, 2003 and 2002.

Radio Group Two Segment

Net Revenue.    Net revenue decreased 3.1% to $9.3 million for the three months ended September 30, 2003 from $9.6 million for the three months ended September 30, 2002. The decrease was primarily due to a $0.3 million decrease in revenue from our Fayetteville market cluster, which is located near several military bases.

Cost of Services.    Cost of services remained stable at $2.7 million for the three months ended September 30, 2003 and 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 2.3% to $3.6 million for the three months ended September 30, 2003 from $3.7 million for the three months ended September 30, 2002. The decrease was primarily due to decreased sales commissions associated with the decreased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $2.2 million for the three months ended September 30, 2003 compared to $2.4 million for the three months ended September 30, 2002 primarily due to the changes in net revenue and selling, general and administrative described above.

Radio Group Three Segment

Net Revenue.    Net revenue increased 5.8% to $2.9 million for the three months ended September 30, 2003 from $2.8 million for the three months ended September 30, 2002. The increase was primarily due to a $0.2 million increase in revenue from our Las Vegas market cluster due to improved performance.

Cost of Services.    Cost of services remained stable at $0.6 million for the three months ended September 30, 2003 and 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6.2% to $1.2 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. The increase was primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $1.0 million for the three months ended September 30, 2003 compared to $0.8 million for the three months ended September 30, 2002 primarily due to the changes in net revenue and selling, general and administrative described above.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Consolidated

Net Revenue.    Net revenue increased 0.4% to $82.3 million for the nine months ended September 30, 2003 from $82.0 million for the nine months ended September 30, 2002. The increase were partially due to a $0.7 million increase in revenue from our Las Vegas market cluster and a $0.5 million increase in revenue from our Ft. Myers-Naples market cluster due to improved performance. The increases were partially offset by a $0.8 million decrease in revenue from our Fayetteville market cluster, which is located near several military bases. On a same station basis, net revenue increased 0.6% to $82.3 million for the nine months ended September 30, 2003 from $81.9 million for the nine months ended September 30, 2002. The following table reconciles reported net revenue to same station net revenue for the nine months ended September 30, 2002 and 2003.

	2002	2003	Change
Reported net revenue	$81,993,914	$82,349,580	0.4%
Sold stations in New Orleans	(135,043)	—

Same station net revenue	$81,858,871	$82,349,580	0.6%

Cost of Services.    Reported and same station cost of services increased 5.6% to $27.2 million for the nine months ended September 30, 2003 from $25.8 million for the nine months ended September 30, 2002. The increase was partially due to a $1.1 million net increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $1.0 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in other programming and promotional expenses but partially offset by a $0.2 million decrease in program rights fees due to the absence of a Miami Dolphins play-off game in 2003. The increase was also partially due to a $0.3 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses.

Selling, General and Administrative Expenses.    Reported and same station selling, general and administrative expenses decreased 2.3% to $29.3 million for the nine months ended September 30, 2003 from $30.0 million for the nine months ended September 30, 2002. The decrease was partially due to a $0.8 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. The decrease was also partially due to a $0.3 million decrease in expenses at our Fayetteville market cluster primarily due to decreased sales commissions associated with the decreased revenues. These decreases were partially offset by a $0.4 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses increased 6.6% to $4.1 million for the nine months ended September 30, 2003 from $3.8 million for the nine months ended September 30, 2002. Corporate general and administrative expenses consist primarily of compensation, insurance and other expenses incurred at our corporate offices. The increase is primarily due to increased compensation, insurance premiums and legal expenses.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased 7.5% to $2.7 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in new expenditures for property and equipment combined with existing fixed assets reaching the end of their useful lives and becoming fully depreciated.

Interest Expense.    Interest expense decreased 23.0% to $8.9 million for the nine months ended September 30, 2003 from $11.6 million for the nine months ended September 30, 2002. The decrease was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility.

Gain on Sale of Investments.    The $4.5 million gain on sale of investments in 2003 was the result of several sales totaling 300,000 shares of common stock of FindWhat.com during the nine months ended September 30, 2003.

Gain on Increase in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate collar, cap and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $1.4 million for the nine months ended September 30, 2003 and $2.6 million for the nine months ended September 30, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate collar, cap and swap agreements not designated as hedges in accordance with SFAS 133.

Income Tax Expense.    Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. For the nine months ended September 30, 2003, the increase in our effective tax rate was due to the non-deductible $0.6 million loss arising from the split-dollar life insurance arrangement. For the nine months ended September 30, 2002, the effective tax rate was decreased by adjustments totaling $0.2 million as a result of the completion of our 2001 income tax returns.

Cumulative Effect of Accounting Change.    As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the nine months ended September 30, 2002.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. As of the completion of this sale on February 5, 2003, we no longer had operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Net income from discontinued operations was $0.3 million for the nine months ended September 30, 2003, which included a gain on disposal of $0.3 million, net of income taxes, compared to a net loss from discontinued operations of $0.6 million for the nine months ended September 30, 2002, which included the $0.4 million impairment loss, net of income taxes, due to the adoption of SFAS 142.

Net Income (Loss).    As a result of the factors described above, net income for the nine months ended September 30, 2003 was $9.5 million compared to a net loss of $6.9 million for the nine months ended September 30, 2002.

Radio Group One Segment

Net Revenue.    Net revenue increased 1.5% to $46.8 million for the nine months ended September 30, 2003 from $46.1 million for the nine months ended September 30, 2002. The increase was primarily due to a $0.5 million increase in revenue from our Ft. Myers-Naples market cluster due to improved performance.

Cost of Services.    Cost of services increased 7.4% to $17.0 million for the nine months ended September 30, 2003 from $15.9 million for the nine months ended September 30, 2002. The increase was primarily due to a $1.1 million net increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $1.0 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in other programming and promotional expenses but partially offset by a $0.2 million decrease in program rights fees due to the absence of a Miami Dolphins play-off game in 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 3.7% to $15.5 million for the nine months ended September 30, 2003 from $16.1 million for the nine months ended September 30, 2002. The decrease was primarily due to a $0.8 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.4 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $10.8 million for the nine months ended September 30, 2003 compared to $10.7 million for the nine months ended September 30, 2002 primarily due to the changes in net revenue, cost of services and selling, general and administrative described above.

Radio Group Two Segment

Net Revenue.    Net revenue decreased 3.2% to $27.2 million for the nine months ended September 30, 2003 from $28.1 million for the nine months ended September 30, 2002. The decrease was primarily due to a $0.8 million decrease in revenue from our Fayetteville market cluster which is located near several military bases.

Cost of Services.    Cost of services increased 4.7% to $8.3 million for the nine months ended September 30, 2003 from $8.0 million for the nine months ended September 30, 2002. The increase was primarily due to a $0.3 million increase in costs at our Philadelphia market cluster primarily due to increased programming and promotional expenses.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 2.2% to $10.5 million for the nine months ended September 30, 2003 from $10.7 million for the nine months ended September 30, 2002. The decrease was primarily due to a $0.3 million decrease in expenses at our Fayetteville market cluster primarily due to decreased sales commissions associated with the decreased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $5.8 million for the nine months ended September 30, 2003 compared to $6.8 million for the nine months ended September 30, 2002 primarily due to the changes in net revenue, cost of services and selling, general and administrative described above.

Radio Group Three Segment

Net Revenue.    Net revenue increased 7.5% to $8.4 million for the nine months ended September 30, 2003 from $7.8 million for the nine months ended September 30, 2002. The increase was primarily due to a $0.7 million increase in revenue from our Las Vegas market cluster due to improved performance.

Cost of Services.    Cost of services remained stable at $1.9 million for the nine months ended September 30, 2003 and 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 5.0% to $3.3 million for the nine months ended September 30, 2003 from $3.1 million for the nine months ended September 30, 2002. The increase was primarily due to increased sales commissions associated with the increased revenues.

Operating Income from Continuing Operations.    Operating income from continuing operations was $2.5 million for the nine months ended September 30, 2003 compared to $2.0 million for the nine months ended September 30, 2002 primarily due to the changes in net revenue and selling, general and administrative described above.

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

As of September 30, 2003, we held $7.7 million in cash and cash equivalents and we had $59.6 million in remaining commitments under our $103.5 million revolving credit loan; however, as of September 30, 2003 our maximum total leverage covenant would have limited additional borrowings to $12.2 million. Our ability to reduce our total leverage ratio by increasing operating cash flow or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

Net Cash Provided By (Used In) Operating Activities.    Net cash provided by operating activities was $13.7 million in 2003. Net cash provided by operating activities was $9.0 million in 2002. The change was primarily due to a $3.6 million decrease in cash paid for interest resulting from a general decline in interest rates and a reduction of the outstanding balance under our credit facility, a $1.5 million decrease in cash paid for station operating expenses partially offset by a $0.6 million decrease in cash receipts from sales.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities was $8.7 million in 2003. Net cash provided by investing activities was $17.8 million in 2002. The change is primarily due to the receipt of cash proceeds of $3.35 million from the repayment of a note receivable and $1.5 million from the sale of one radio station in New Orleans in 2003 compared to the receipt of cash proceeds of $19.65 million from the sale of two radio stations in New Orleans for $23.0 million in 2002. Net cash provided by investing activities also included $4.8 million from the sale of available-for-sale investments in 2003. Cash expenditures for property and equipment were $1.1 million in 2003 compared to $2.0 million in 2002.

Net Cash Provided By (Used In) Financing Activities.    Net cash used in financing activities was $20.1 million in 2003. Net cash used in financing activities was $29.1 million in 2002. The change is primarily due to the repayment of borrowings under our credit facility with $5.5 million of scheduled repayments, $3.8 million of cash proceeds, including interest, from the repayment of a note receivable, $1.5 million of cash proceeds from the sale of one radio station in New Orleans in 2003, and $9.2 million of additional repayments in 2003 compared to the repayment of borrowings under our credit facility with $7.6 million of scheduled repayments and $19.5 million of cash proceeds from the sale of two radio stations in New Orleans in 2002. Net cash used in financing activities also included payments of loan fees of $2.0 million for changes to our credit facility during the first and third quarters of 2002 and proceeds of $100.0 million from the issuance of term loan B under our amended and restated credit facility which were used to repay $16.0 million of the revolving credit loan and $84.0 million of term loan A.

Credit Facility.    As of September 30, 2003, we had $59.6 million in remaining commitments under our $103.5 million revolving credit loan; however, as of September 30, 2003, our maximum total leverage covenant would have limited additional borrowings to $12.2 million. The revolving credit loan includes a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.375% as of December 31, 2002 and September 30, 2003, respectively. Term loan B bears interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at an average rate of 5.4375% and 5.1565% as of December 31, 2002 and September 30, 2003. Interest is payable monthly through maturity. The revolving credit loan and term loan A mature on September 30, 2008 and term loan B matures on December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $176.3 million. The guarantees for the revolving credit loan and term loan A expire on September 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

As of September 30, 2003, the scheduled repayments of the credit facility for the remainder of fiscal 2003, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan A	Term Loan B	Total Credit Facility
2003	$—	$1,578,947	$250,000	$1,828,947
2004	—	6,315,789	1,000,000	7,315,789
2005	—	6,315,789	1,000,000	7,315,789
2006	—	6,315,789	1,000,000	7,315,789
2007	2,517,958	8,421,053	1,000,000	11,939,011
Thereafter	41,390,000	4,210,528	95,000,000	140,600,528

Total	$43,907,958	$33,157,895	$99,250,000	$176,315,853

We must pay a quarterly unused commitment fee, which is based upon our total leverage to operating cash flow ratio and ranges from 0.25% to 0.375% of the unused portion of the maximum commitment. If the unused portion exceeds 50% of the maximum commitment, the fee is increased by 0.375%. For the three and nine months ended September 30, 2003, our unused commitment fee was $49,000 and $138,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests. As of September 30, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of September 30, 2003, our total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from October 1, 2003 through December 31, 2003, the maximum ratio remains 6.0 times. For the period from January 1, 2004 through June 30, 2004, the maximum ratio is 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio is 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio is 4.5 times. For all periods after January 1, 2006, the maximum ratio is 4.0 times.

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

As of September 30, 2003, we believe that we were in compliance with all applicable financial covenants. As of September 30, 2003, as calculated pursuant to the terms of our amended and restated credit agreement, our total leverage ratio was 5.61 times consolidated operating cash flow, our interest coverage ratio was 2.5 times interest expense, and our fixed charges ratio was 1.52 times fixed charges.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended and restated credit agreement could result in the acceleration of the maturity of our outstanding debt which could have a material adverse effect on our business or results of operations.

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

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Effective July 1, 2003, we adopted SFAS 150 with no material impact on our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of September 30, 2003, $176.3 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

To manage interest rate risk associated with our credit facility, we have entered into several interest rate collar, cap and swap agreements. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Under the swap agreement, we pay a fixed interest rate and the other party pays us a variable amount based on LIBOR. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. As of December 31, 2002 and September 30, 2003, the notional amount upon maturity of these cap and collar agreements was $100.0 million and $150.0 million, respectively. Our collar, cap and swap agreements as of September 30, 2003 are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate collar	$55,000,000	4.95%	7.0%	—	October 2003	$(173,000)
Interest rate cap	10,000,000	—	6.0	—	May 2004	—
Interest rate collar	15,000,000	1.5	4.5	—	November 2004	(60,000)
Interest rate collar	10,000,000	1.5	4.4	—	November 2004	(40,000)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(127,000)
Interest rate swap	20,000,000	—	—	1.98	May 2006	52,175
Interest rate swap	20,000,000	—	—	1.98	May 2006	52,647
Interest rate swap	10,000,000	—	—	1.91	May 2006	43,235

	$150,000,000					$(251,943)

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, the Bank of New York, as co-documentation agent and managing agent, the Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.(4)

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.(4)

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 13, 2002.
(4)	Furnished herewith. These certifications are not being filed under the Exchange Act and are not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act.

(b)	Reports on Form 8-K during the three months ended September 30, 2003.

We filed a Current Report on Form 8-K on August 4, 2003 furnishing under Item 12 our earnings release dated August 4, 2003 regarding our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 11, 2003		/S/ GEORGE G. BEASLEY
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 11, 2003		/S/ CAROLINE BEASLEY
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)