Form 10-K
period 2003-12-31
BEASLEY BROADCAST GROUP INC
filed 2004-03-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File Number: 0-29253

BEASLEY BROADCAST GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0960915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 10, 2004, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $99,856,237 based on the number of shares outstanding as of March 10, 2004 and the closing price of $13.55 on The Nasdaq Stock Market’s National Market on June 30, 2003, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 7,444,364 Shares Outstanding as of March 10, 2004

Class B Common Stock, $.001 par value 16,832,743 Shares Outstanding as of March 10, 2004

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2004.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2003

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Beasley,” “Beasley Broadcast Group,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

We are the 17th largest radio broadcasting company in the United States according to BIA Financial Network, Inc. We own and operate 41 radio stations in 10 markets including Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA.

We were founded in 1961 and are led by our Chairman and Chief Executive Officer, George G. Beasley. Under Mr. Beasley’s guidance, excluding the radio stations that we currently own, we have acquired and disposed of a total of 55 radio stations. We purchased these 55 radio stations for an aggregate purchase price of $200.5 million and sold them for an aggregate sales price of $370.6 million. Mr. Beasley is supported by a management team with an average of 27 years of experience in the radio broadcasting industry.

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Operating results and total assets for our reportable segments are contained in note 12 to our consolidated financial statements included in Item 8 of this report.

Operating Strategy

The principal components of our operating strategy are to:

•	Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple radio stations in each of our markets. Our radio station groups rank among the three largest clusters, based on gross revenues, in five of our 10 markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional radio stations in existing clusters position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired radio stations.

•	Conduct Extensive Market Research. We conduct extensive market research to enhance our ratings and in certain circumstances to identify opportunities to reformat radio stations to reach underserved demographic groups and increase advertising revenue. Our research, programming and marketing strategy combines thorough research with an assessment of our competitors’ vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming, marketing and promotions on each radio station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

•	Establish Strong Local Brand Identity. Our radio stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the radio stations’ local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our radio stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally-recognized on-air personalities and local sports programming at a number of our radio stations.

•	Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives. We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our radio stations have an experienced and stable sales force with an average of five years experience with Beasley Broadcast Group. In addition, we provide our sales force with extensive training, competitive compensation and performance-based incentives. Our radio stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

•	Hire, Develop and Motivate Strong Local Management Teams. Our general managers have been with Beasley Broadcast Group for an average of approximately 10 years. We believe that broadcasting is primarily a locally-based business and much of its success is based on the efforts of local management teams. We believe that our general managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees. In addition, we provide employees with opportunities for personal growth and advancement through training, seminars and other educational initiatives.

Acquisition Strategy

Our acquisition strategy is to:

•	acquire additional radio stations in our current markets to further enhance our market position;

•	acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time;

•	pursue swap opportunities with other radio station owners to build or enhance our market clusters; and

•	selectively acquire large-market AM radio stations located in the 100 largest radio markets that serve attractive demographic groups with specialty programming.

Our ability to execute our acquisition strategy, is subject to our ability to identify acquisition targets that both satisfy our acquisition criteria and that are available on terms that are economically and commercially acceptable to us. During the past two fiscal years, we have remained selective in our approach to acquisitions, and did not identify any radio stations that both fit our criteria and that were available on terms that were acceptable to us. As a result, we did not acquire any radio stations during the past two fiscal years. While we cannot be certain that conditions will change and that acceptable acquisition opportunities will arise in the future, we intend to continue to pursue our acquisition strategy. We believe that many of our competitors have had a similar experience in this regard during the past several years and that they may be eager to take advantage of any improvement in the market for radio stations. Many of these competitors have greater financial resources than we do and may be able to outbid us for attractive acquisition targets. Additionally, even if we are able to identify acceptable acquisition opportunities, our ability to complete such acquisitions will also remain subject to, among other factors, the availability of additional borrowings under our credit facility, or other permitted financings including additional equity offerings, which may not be available to us when needed or on acceptable terms.

Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations.

Market/Radio Station	2003 Radio Market Revenue Rank	Year Acquired	Format	2003 Market Revenue Growth	2003 Beasley Market Revenue Rank
Atlanta, GA	6			—%	—
WAEC-AM		2000	Religious
WWWE-AM		2000	Hispanic
Boston, MA	9			—	—
WRCA-AM		2000	Hispanic

Market/Radio Station	2003 Radio Market Revenue Rank	Year Acquired	Format	2003 Market Revenue Growth	2003 Beasley Market Revenue Rank
Philadelphia, PA	10			(0.7)	5
WXTU-FM		1983	Country
WRDW-FM		1997	Rhythmic CHR
WTMR-AM		1998	Religious
WWDB-AM		1986	Financial
Miami-Ft. Lauderdale, FL	11			1.4	3
WQAM-AM		1996	Sports/Talk
WPOW-FM		1986	Rhythmic CHR
WKIS-FM		1996	Country
WWNN-AM		2000	Health
WHSR-AM		2000	Foreign Language
Las Vegas, NV	35			4.8	4
KSTJ-FM		2001	80’s
KJUL-FM		2001	Adult Standards
KKLZ-FM		2001	Classic Rock
West Palm Beach-Boca Raton, FL	45			—	—
WSBR-AM		2000	Financial
Ft. Myers-Naples, FL	66			10.1	2
WRXK-FM		1986	Classic Rock
WXKB-FM		1995	Adult CHR
WJBX-FM		1998	Alternative Rock
WJPT-FM		1998	Adult Standards
WWCN-AM		1987	Sports/Talk
Fayetteville, NC	96			(6.9)	1
WKML-FM		1983	Country
WZFX-FM		1997	Urban
WFLB-FM		1996	Oldies
WUKS-FM		1997	Urban AC
WAZZ-AM		1997	Nostalgia
WTEL-AM		1997	Religious
Greenville-New Bern- Jacksonville, NC	98			6.0	1
WIKS-FM		1996	Urban AC
WNCT-FM		1996	Oldies
WSFL-FM		1991	Classic Rock
WMGV-FM		1996	AC
WXNR-FM		1996	Alternative Rock
WNCT-AM		1996	Hispanic
Augusta, GA	119			(8.2)	1
WKXC-FM		2001	Country
WGAC-AM		1993	News/Talk
WCHZ-FM		1997	Alternative Rock
WGOR-FM		1992	Oldies
WSLT-FM		2001	AC
WAJY-FM		1994	Religious
WRDW-AM		2000	Sports/Talk
WGAC-FM		2000	News/Talk
WGUS-AM		2003	Classic Country

For our radio station portfolio, we derived:

•	the 2003 radio market revenue rank from BIA Research, Inc. The radio market revenue rank reflects the size of the radio market compared to other radio markets in the United States when measured by the amount of revenue derived by all of the radio stations in each market.

•	the 2003 market revenue growth from Miller, Kaplan, Arase & Co. (December 2003 ed.). The market revenue growth reflects the increase in the size of the radio market from 2002 to 2003 when measured by the amount of revenue derived by all of the radio stations in that market. Reports for the Boston, Atlanta and West Palm Beach-Boca Raton markets were not available to us.

•	our 2003 market revenue rank from Miller, Kaplan, Arase & Co. (December 2003 ed.). The Beasley market revenue rank reflects the size of the Beasley share of the radio market compared to other owners in the radio market when measured by the amount of revenue derived by all of the radio stations in that market. Reports for the Boston, Atlanta and West Palm Beach-Boca Raton markets were not available to us.

Competition; Changes in Broadcasting Industry

The radio broadcasting industry is highly competitive. The success of each of our radio stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our radio stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

The following are some of the factors that are important to a radio station’s competitive position:

•	management experience;

•	the radio station’s local audience rank in its market;

•	transmitter power;

•	assigned frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations and other advertising media in the market area.

In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our radio stations and by sales efforts designed to attract advertisers.

The operation of a radio station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and availability of FM radio frequencies allotted by the FCC to communities in that market. The number of radio stations that a single entity may operate in a market is further limited by the FCC’s multiple ownership rules that regulate the number of radio stations serving the same area that may be owned or controlled by a single entity.

Radio station operators are subject to the possibility of another radio station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor were to attempt to compete in either of these fashions, our results of operations could be adversely affected as a result of an increase in operating expenses in the affected market associated with increased promotional and other expenses and/or decreased advertising revenues. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

Our radio stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as:

•	satellite delivered digital audio radio service, which now has two primarily subscriber-based satellite radio services that offer numerous programming channels and sound quality equivalent to that of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	new AM radio stations in the expanded AM band;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in new non-commercial FM radio broadcast outlets that serve small, localized areas.

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

Federal Regulation Of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content including determination of decency standards, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of radio stations;

•	issues, renews, revokes, conditions and modifies radio station licenses;

•	determines whether to approve changes in ownership or control of radio station licenses;

•	regulates equipment used by radio stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of radio stations.

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

FCC Licenses.    Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a radio station’s renewal application if a substantial or material question of fact exists as to whether the radio station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas. Clear channel AM radio stations are classified as either: Class A radio stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B radio stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D AM radio stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM radio stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM radio stations operate on an unlimited time basis and serve primarily a community and the immediately contiguous suburban and rural areas. Class C AM radio stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for their existing AM band radio station. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not evaluated the impact of the migration process on our business but do not believe that such impact will be material.

The minimum and maximum facilities requirements for an FM radio station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC has adopted a rule that subjects Class C FM radio stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

The following table sets forth the metropolitan market served (the FCC-designated city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the radio stations that we own. In many cases, our licenses are held by wholly-owned indirect subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM radio stations, the maximum effective radiated power in the main lobe is given.

Market	Radio Station	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 kW day/.5 kW night	04/01/2004
	WWWE-AM	D	1100 kHz	5 kW day	04/01/2004
Boston, MA	WRCA-AM	B	1330 kHz	5 kW	04/01/2006
Philadelphia, PA	WXTU-FM	B	92.5 MHz	15.5 kW	08/01/2006
	WRDW-FM	B	96.5 MHz	17.0 kW	08/01/2006
	WTMR-AM	B	800 kHz	5 kW day/.5 kW night	06/01/2006
	WWDB-AM	D	860 kHz	10 kW day	08/01/2006
Miami-Ft. Lauderdale, FL	WQAM-AM	B	560 kHz	5 kW day/1 kW night	02/01/2004
	WPOW-FM	C	96.5 MHz	100 kW	02/01/2012
	WKIS-FM	C	99.9 MHz	100 kW	02/01/2012
	WWNN-AM	B	1470 kHz	50 kW day/2.5 kW night	02/01/2012
	WHSR-AM	B	980 kHz	5 kW day/1 kW night	02/01/2012
Las Vegas, NV	KSTJ-FM	C	102.7 MHz	96 kW	10/01/2005
	KJUL-FM	C	104.3 MHz	24.5 kW	10/01/2005
	KKLZ-FM	C	96.3 MHz	100 kW	10/01/2005
West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 kW day/.94 kW night	02/01/2004
Ft. Myers-Naples, FL	WRXK-FM	C	96.1 MHz	100 kW	02/01/2012
	WXKB-FM	C	103.9 MHz	100 kW	02/01/2012
	WJBX-FM	C2	99.3 MHz	45 kW	02/01/2012
	WJPT-FM	C2	106.3 MHz	50 kW	02/01/2012
	WWCN-AM	B	770 kHz	10 kW day/1 kW night	02/01/2012
Fayetteville, NC	WKML-FM	C	95.7 MHz	100 kW	12/01/2011
	WZFX-FM	C1	99.1 MHz	100 kW	12/01/2011
	WFLB-FM	C	96.5 MHz	100 kW	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2 kW	12/01/2011
	WAZZ-AM	C	1490 kHz	1 kW day/night	12/01/2011
	WTEL-AM	B	1160 kHz	5 kW day/.25 kW night	12/01/2011
Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100 kW	12/01/2011
	WNCT-FM	C	107.9 MHz	100 kW	12/01/2003
	WSFL-FM	C1	106.5 MHz	100 kW	12/01/2011
	WMGV-FM	C1	103.3 MHz	100 kW	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5 kW	12/01/2011
	WNCT-AM	B	1070 kHz	10 kW day/night	12/01/2011
Augusta, GA	WKXC-FM	C2	99.5 MHz	24 kW	12/01/2011
	WGAC-AM	B	580 kHz	5 kW day/.84 kW night	04/01/2004
	WCHZ-FM	C3	95.1 MHz	5.7 kW	04/01/2004
	WGOR-FM	C3	93.9 MHz	13 kW	04/01/2004
	WSLT-FM	A	98.3 MHz	2.8 kW	12/01/2003
	WAJY-FM	A	102.7 MHz	3 kW	12/01/2011
	WRDW-AM	B	1480 kHz	5 kW day/night	04/01/2004
	WGAC-FM	A	93.1 MHz	4.1 kW	04/01/2004
	WGUS-AM	B	1630 kHz	10 kW day/1 kW night	04/01/2004

We have timely filed license renewal applications for all of our radio stations. However certain licenses, including one that is subject to two indecency-related inquiries at the FCC’s Enforcement Bureau, were not renewed prior to their expiration dates. Based on having filed timely renewal applications, we continue to operate the radio stations operating under these licenses and do not anticipate that they will not be renewed.

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

Multiple and Cross-Ownership Rules.    The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market and the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The local radio ownership rules are as follows:

•	in markets with 45 or more commercial radio stations, ownership is limited to eight commercial radio stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial radio stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial radio stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial radio stations or no more than 50% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

On June 2, 2003, the FCC adopted rules, which changed the methodology by which it defines a particular radio market and counts radio stations to determine compliance with the radio multiple ownership restrictions. Under those new rules, the FCC will count non-commercial as well as commercial radio stations for purposes of determining the total number of radio stations in a market. However, other changes to the methodology would generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties which own groups of radio stations which comply with the previous multiple ownership rules, but would not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. On September 3, 2003, the United States Court of Appeals for the Third Circuit issued a stay of the FCC’s new rules, which were to become effective on September 4, 2003, pending the outcome of legal proceedings involving those rules. Pending resolution of those proceedings, the FCC has continued to apply its previous rules. If the FCC’s new rules regarding radio multiple ownership are upheld by the courts, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets will be limited.

The FCC’s revised radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

•	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.

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

As part of its June 2, 2003 rulemaking order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. These new rules have been stayed pending the outcome of the legal proceedings before the Third Circuit Court of Appeals described above, and in the meantime the FCC has continued to apply its previous rules regarding cross ownership.

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

The FCC also has a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a radio station. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a radio station if the supplier or owner holds debt or equity, or both, in the radio station that is greater than 33% of the value of the radio station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the radio station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the radio station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

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

Time Brokerage Agreements.    It is not uncommon for radio stations to enter into what have commonly been referred to as time brokerage agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. Under these arrangements, separately-owned radio stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each radio station maintain independent control over the programming and operations of its own radio station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one radio station provides substantial portions of the broadcast programming for airing on the other licensee’s radio station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

The FCC’s rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another radio station serving the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of FCC’s local radio ownership limits. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another radio station in the same market if we could not own the brokered radio station under the multiple ownership rules, unless our programming on the brokered radio station constituted 15% or less of the brokered radio station’s programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25% of its programming on another radio station in the same broadcast service, that is AM-AM or FM-FM, either through common ownership of the two radio stations or through a time brokerage agreement, where the brokered and brokering radio stations which it owns or programs serve substantially the same area.

Radio stations may also enter into what are commonly known as joint sales agreements. In a typical joint sales agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements involving the sale of advertising time and the collection of proceeds from such sales, but involving none or only a limited amount of programming time. Such arrangements are subject to compliance with the requirements of the antitrust laws and the FCC’s rules and policies. In its June 2, 2003 rulemaking, the FCC determined that a radio station that sold more than 15% of the weekly advertising time of another radio station serving the same market would be considered to have an attributable interest in that other radio station. These new rules have been stayed pending the outcome of the legal proceedings before the Third Circuit Court of Appeals described above, and in the meantime the FCC has continued to apply its previous rule that joint sales agreements do not constitute attributable relationships.

Programming and Operations.    The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, and although listener complaints may be filed at any time, they are required to be maintained in the radio station’s public file and generally may be considered by the FCC at any time. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

On November 7, 2002, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their radio stations. These rules replace earlier rules that were found by the Federal Court of Appeals for the District of Columbia Circuit to be unconstitutional. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. Radio stations with ten or more full-time employees in a given market must file a Mid-term EEO Report with the FCC midway through the license term. Broadcasters must prepare and place in their public files and on their websites an annual EEO report, and to file the previous two reports with the FCC along with the Mid-term EEO Report and the renewal application. The rules became effective on March 10, 2003. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.

FCC decisions hold that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the radio station offers to its commercial advertisers. This policy has not had a material impact on our programming and commercial advertising operations but the policy’s future impact is uncertain.

Proposed and Recent Changes.    Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	streaming fees for radio;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters; and

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

The FCC has selected the In-Band On-Channel™ as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The FCC has authorized the commencement of “hybrid” In-Band On-Channel™ transmissions, that is, simultaneous broadcast in both digital and analog format, pending the adoption of formal licensing and service rules. Nighttime operations by digital AM radio stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology would permit a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete.

Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications which are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. In addition, acquisitions, whether or not required to be reported under the Hart-Scott-Rodino Act, may be investigated by the FTC, the Department of Justice or other state authorities under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues are typically lowest in the first calendar quarter and highest in the fourth calendar quarter.

Employees

On December 31, 2003, we had a staff of 500 full-time employees and 174 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement expires on March 31, 2004 and will automatically renew thereafter for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

Available Information

Our Internet address is www.bbgi.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The types of facilities required to support each of our radio stations include offices, studios and transmitter and antenna sites. We typically lease our office and studio broadcasting space with lease terms from five to 10 years, although we do own some of our facilities. Our principal executive offices are located at 3033 Riviera Drive, Suite 200, Naples, Florida 34103. We lease that building from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. We currently have a month to month lease and pay approximately $8,600 per month. We lease the majority of our towers from Beasley Family Towers, Inc., which is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The transmitter and antenna site for each radio station is generally located so as to provide maximum market coverage, consistent with the radio station’s FCC license.

No one facility is material to us. We believe that our facilities are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our facilities and may do so in the future. Substantially all of our properties and equipment serve as collateral for our obligations under our credit facility.

ITEM 3.    LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business including indecency claims and related proceedings at the FCC, but we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal 2003	High	Low
First Quarter	$12.59	$8.94
Second Quarter	13.69	9.60
Third Quarter	15.60	12.78
Fourth Quarter	16.75	13.35

Fiscal 2002
First Quarter	$16.08	$9.84
Second Quarter	17.55	12.42
Third Quarter	14.75	9.85
Fourth Quarter	13.58	9.28

As of March 10, 2004, the number of holders of our Class A common stock was approximately 604. As of March 10, 2004, the number of holders of our Class B common stock was 10.

We did not pay any cash dividends in the year 2001, 2002 or 2003 and do not anticipate paying any cash dividends in the foreseeable future. Additionally, our new credit facility prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock.

ITEM 6.    SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of and for the year ended December 31, 1999 from our audited combined financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2000 and 2001 and for the year ended December 31, 2000 from our consolidated financial statements not included in this report. We have derived the selected financial data shown below for the year ended December 31, 2001 and as of and for the years ended December 31, 2002 and 2003 from our audited consolidated financial statements included in Item 8 of this report.

As you review the information contained in the following table and throughout this report, you should note the following:

•	From January 1, 1999 to February 10, 2000, we operated as a series of partnerships and subchapter S corporations under the Internal Revenue Code. Accordingly, we were not liable for federal and some state and local corporate income taxes, as we would have been if we had been treated as a subchapter C corporation. During these periods, our stockholders included our taxable income or loss in their federal and applicable state and local income tax returns. The pro forma amounts shown in the table reflect provisions for federal, state and local income taxes, applied to net loss before pro forma income taxes, as if we had been taxed as a subchapter C corporation. On February 11, 2000, our subchapter S status terminated.

•	For purposes of our historical financial statements, the term pro forma refers to the adjustments necessary to reflect our status as a subchapter C corporation for income tax purposes rather than a series of subchapter S corporations and partnerships, distributions to equity holders for income taxes on income of entities comprising Beasley Broadcast Group, Inc. prior to the reorganization, the distribution of untaxed retained earnings and subsequent re-contribution of the same amounts as additional paid-in capital and the fair value adjustment necessary to record the acquisition of minority shareholder interest using the purchase method of accounting.

The comparability of the historical financial information reflected below has been significantly affected by acquisitions and dispositions. You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands except per share data)
Operating Data:
Net revenue	$93,621	$106,154	$115,132	$114,692	$114,482
Operating income (loss) from continuing operations	$7,180	$10,309	$(7,873)	$27,973	$26,393
Income (loss) from continuing operations	$(6,052)	$(28,514)	$(21,815)	$8,600	$12,504
Pro-forma net loss from continuing operations	$(3,848)	N/A	N/A	N/A	N/A
Net income (loss)	$(6,052)	$(28,514)	$(22,134)	$(3,727)	$12,771
Pro-forma net loss	$(3,848)	N/A	N/A	N/A	N/A
Basic net income (loss) from continuing operations per share	N/A	$(1.21)	$(0.90)	$0.35	$0.52
Diluted net income (loss) from continuing operations per share	N/A	$(1.21)	$(0.90)	$0.35	$0.51
Pro forma basic and diluted net loss from operations per share	$(0.22)	N/A	N/A	N/A	N/A
Basic net income (loss) per share	N/A	$(1.21)	$(0.91)	$(0.15)	$0.53
Diluted net income (loss) per share	N/A	$(1.21)	$(0.91)	$(0.15)	$0.52
Pro forma basic and diluted net loss per share	$(0.22)	N/A	N/A	N/A	N/A

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet:
Total assets	$185,861	$219,242	$319,299	$282,091	$277,891
Long-term debt, including current installments	163,123	103,487	225,498	196,359	169,987
Total stockholders’ equity (deficit)	(2,919)	80,041	57,907	54,180	69,410

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the 17th largest radio broadcasting company in the United States according to BIA Financial Network, Inc. We own and operate 41 radio stations in 10 markets including Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Our operations are divided into three reportable segments, Radio Group One, Radio Group Two, and Radio Group Three. Radio Group One includes market clusters located in Miami-Ft. Lauderdale, West Palm Beach-Boca Raton, Ft. Myers-Naples, and Greenville-New Bern-Jacksonville. Radio Group Two includes market clusters located in Atlanta, Boston, Philadelphia, Fayetteville, and Augusta. Radio Group Three includes our market cluster located in Las Vegas. Operating results and total assets for our reportable segments are contained in note 12 to our consolidated financial statements included in Item 8 of this report.

Effective January 1, 2004, we reorganized our internal reporting process including the information provided to the Company’s chief operating decision maker to better facilitate his evaluation of the performance of our radio stations. Our chief operating decision maker now receives operating results and other information directly from our radio stations and no longer evaluates performance or allocates resources based on the operating segments previously reported. As a result of this reorganization, we now operate only one segment which includes all of our radio stations. Accordingly, we will no longer be reporting segment information beginning in the first quarter of 2004.

Net Revenue.    Our net revenue, from which we generate the majority of our cash, is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions. Local revenue generally consists of advertising airtime sales to advertisers in a radio station’s local market either directly with the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

We generated 74.0% of our net revenue from sales of local advertising airtime and 18.9% of our net revenue from sales of national advertising airtime in 2003. We generated the balance of our net revenue from promotional events, brokered programming and sales to broadcasting networks that purchase advertising airtime.

The advertising rates that we are able to charge and the number of advertisements that we can be broadcast without jeopardizing listener levels generally determine our net revenue. Advertising rates are primarily based on three factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by The Arbitron Ratings Company;

•	the number of radio stations, as well as other forms of media, in the market competing for the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year and highest in the fourth calendar quarter.

We use trade agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services, however, we minimize our use of trade agreements to maximize cash revenue from our inventory of airtime. The following summary table presents a comparison of our trade revenue and expenses for the years ended December 31, 2001, 2002 and 2003.

	Year ended December 31,
	2001	2002	2003
Trade revenue	$9,078,749	$6,702,237	$6,356,638
Trade expenses	$6,798,793	$6,548,259	$5,894,725

Operating Expenses.    Our operating expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation, insurance and other expenses, incurred at our corporate offices, and (3) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

Income Taxes.    Our effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. For the year ended December 31, 2003, our effective tax rate was increased by a non-deductible $0.5 million loss arising from a split-dollar life insurance arrangement.

Certain Events that Affected Our Results of Operations.    On February 5, 2003, we completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under our credit facility. Upon completion of this sale we no longer have operations in New Orleans, therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the adoption of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, we tested our FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To determine the fair value of our FCC broadcasting licenses and goodwill, we obtained appraisals from an independent appraisal company. As a result of the testing, we recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment and recorded the loss as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. The cumulative effect of the accounting change, net of income tax effect, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations. We tested our FCC broadcasting licenses and goodwill as of December 31, 2002 and 2003 and no further impairment losses were recorded.

The following information presents the impact on the net income (loss) and net income (loss) per share had SFAS 142 been effective on January 1, 2001 and as a result FCC broadcasting licenses and goodwill had not been amortized during 2001:

	2001	2002	2003
Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192
FCC broadcasting licenses amortization (net of income tax benefit of $7,562,102)	13,054,437	—	—
Goodwill amortization (net of income tax benefit of $483,264)	768,066	—	—

Adjusted net income (loss)	$(8,311,619)	$(3,727,050)	$12,771,192

Basic net income (loss) per share:
Net income (loss)	$(0.91)	$(0.15)	$0.53
FCC broadcasting licenses amortization	0.54	—	—
Goodwill amortization	0.03	—	—

Adjusted net income (loss)	$(0.34)	$(0.15)	$0.53

Diluted net income (loss) per share:
Net income (loss)	$(0.91)	$(0.15)	$0.52
FCC broadcasting licenses amortization	0.54	—	—
Goodwill amortization	0.03	—	—

Adjusted net income (loss)	$(0.34)	$(0.15)	$0.52

Basic common shares outstanding	24,273,441	24,273,441	24,273,783

Diluted common shares outstanding	24,273,441	24,312,899	24,334,480

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

Accounts Receivable.    We have recorded an allowance for doubtful accounts for estimated losses resulting from customers’ inability to make payments to us. We review specific accounts by radio station, the current financial condition of our customers and historical write-off experience when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

FCC Broadcasting Licenses.    Our FCC broadcasting licenses represent significant amounts recorded in our financial statements. To estimate the fair value of our FCC broadcasting licenses for our impairment test as of December 31, 2003, we obtained appraisals from an independent appraisal company. Subsequent estimates of fair value, whether by appraisal or management estimates of future discounted cash flows, may result in an impairment of our FCC broadcasting licenses in the future. In addition, the use of different underlying assumptions by an appraisal company or management, such as determining future cash flows and discount rates, could result in materially different estimates of fair value and therefore could result in a material impairment of our FCC broadcasting licenses.

Recent Pronouncements

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS 143 during the first quarter of 2003 with no material impact on our consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS 146 with no material impact on our consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all applicable guarantees entered into after December 31, 2002. To date, we have not entered into guarantees, which would require recognition and measurement pursuant to the provisions of FIN 45.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, we adopted FIN 46 with no material impact on our consolidated financial statements. In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), which revised and clarified FIN 46. The issuance of FIN 46(R) had no material impact on our consolidated financial statements or on our adoption of FIN 46 effective July 1, 2003.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Effective July 1, 2003, we adopted SFAS 150 with no material impact on our consolidated financial statements.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated

The following summary table presents a comparison of our results of operations for the years ended December 31, 2002 and 2003 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2002	2003	$	%
Net revenue	$114,692,029	$114,482,240	$(209,789)	(0.2)%
Cost of services	37,458,376	39,461,502	2,003,126	5.3
Selling, general and administrative expenses	40,384,193	39,559,535	(824,658)	(2.0)
Corporate general and administrative expenses	5,151,244	5,494,605	343,361	6.7
Depreciation and amortization	3,725,484	3,573,992	(151,492)	(4.1)
Interest expense	15,263,648	11,195,231	(4,068,417)	(26.7)

Net Revenue.    The decrease in net revenue was partially due to a $1.6 million decrease in net revenue from our Philadelphia market cluster primarily due to a non-traditional revenue event not held in 2003 that contributed $1.1 million to net revenue in 2002, and a decrease in national advertising revenue. The decrease was also partially due to a $1.0 million decrease in net revenue from our Fayetteville market cluster, which is located near several military bases. These decreases were partially offset by a $0.9 million increase in net revenue from our Ft. Myers-Naples market cluster, a $0.9 million increase in net revenue from our Miami-Ft. Lauderdale market cluster, and a $0.7 million increase in net revenue from our Las Vegas market cluster due to improved performance in these clusters.

Cost of Services.    The increase in cost of services was primarily due to a $2.1 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $1.3 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in that market cluster in other programming and promotional expenses.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was primarily due to a $0.7 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased compensation and insurance premiums.

Interest Expense.    The decrease in interest expense was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility as described in Net Cash Provided By (Used In) Financing Activities in the Liquidity and Capital Resources section in this Item.

Loss on Extinguishment of Long-Term Debt.    On September 30, 2002, we entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and maximum commitment of the revolving credit loan and the outstanding balance of term loan A. In connection with the amended and restated credit agreement, we recorded a $1.9 million loss on extinguishment of long-term debt for the year ended December 31, 2002.

Gain (Loss) on Investments.    The $4.5 million gain on sale of investments in 2003 was the result of the sale of an aggregate of 300,000 shares of common stock of FindWhat.com during the year ended December 31, 2003 compared to a $0.6 million gain as a result of the sale of an aggregate of 100,000 shares of common stock of FindWhat.com during the year ended December 31, 2002.

Gain (Loss) on Change in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate cap, collar and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $1.6 million for the year ended December 31, 2003 and $2.8 million for the year ended December 31, 2002 reflects the decrease in the amounts we would expect to pay to terminate our interest rate cap, collar and swap agreements not designated as hedges in accordance with SFAS 133.

Cumulative Effect of Accounting Change.    As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the year ended December 31, 2002.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. As of the completion of this sale on February 5, 2003, we no longer had operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented. Net income from discontinued operations was $0.3 million for the year ended December 31, 2003, which included a gain on disposal of $0.3 million, net of income taxes, compared to a net loss from discontinued operations of $0.6 million for the year ended December 31, 2002, which included the $0.4 million impairment loss, net of income taxes, due to the adoption of SFAS 142.

Radio Group One Segment

	Year ended December 31,		Change
	2002	2003	$	%
Net revenue	$64,811,126	$66,792,441	$1,981,315	3.1%
Cost of services	23,506,507	25,588,382	2,081,875	8.9
Selling, general and administrative	21,815,189	21,303,947	(511,242)	(2.3)

Net Revenue.    The increase in net revenue was primarily due to a $0.9 million increase in net revenue from our Ft. Myers-Naples market cluster and a $0.9 million increase in net revenue from our Miami-Ft. Lauderdale market cluster due to improved performance in these clusters.

Cost of Services.    The increase in cost of services was primarily due to a $2.1 million increase in costs at our Miami-Ft. Lauderdale market cluster primarily due to a $1.3 million increase in program rights fees associated with the Florida Marlins baseball club and an increase in other programming and promotional expenses.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was primarily due to a $0.7 million decrease in expenses at our Miami-Ft. Lauderdale market cluster primarily due to cost containment measures. This decrease was partially offset by a $0.4 million increase in expenses at our Ft. Myers-Naples market cluster primarily due to increased selling expenses related to the increase in revenue.

Radio Group Two Segment

	Year ended December 31,		Change
	2002	2003	$	%
Net revenue	$39,106,616	$36,335,058	$(2,771,558)	(7.1)%
Cost of services	11,280,485	11,369,470	88,985	0.8
Selling, general and administrative	14,330,753	14,022,619	(308,134)	(2.2)

Net Revenue.    The decrease in net revenue was partially due to a $1.6 million decrease in net revenue from our Philadelphia market cluster primarily due to a non-traditional revenue event not held in 2003 that contributed $1.1 million to net revenue in 2002 and a decrease in national advertising revenue. The decrease was also partially due to a $1.0 million decrease in net revenue from our Fayetteville market cluster, which is located near several military bases.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was primarily due to a $0.2 million decrease in expenses at our Fayetteville market cluster primarily due to decreased selling expenses related to the decrease in revenue.

Radio Group Three Segment

	Year ended December 31,		Change
	2002	2003	$	%
Net revenue	$10,774,287	$11,354,741	$580,454	5.4%
Cost of services	2,671,384	2,503,650	(167,734)	(6.3)
Selling, general and administrative	4,238,251	4,232,969	(5,282)	(0.1)

Net Revenue.    The increase in net revenue was primarily due to a $0.7 million increase in net revenue from our Las Vegas market cluster due to improved performance in this cluster.

Cost of Services.    The decrease in cost of services was primarily due to a decrease in programming and promotional expenses at our Las Vegas market cluster.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following summary table presents a comparison of our results of operations for the years ended December 31, 2001 and 2002 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2001	2002	$	%
Net revenue	$115,131,801	$114,692,029	$(439,772)	(0.4)%
Cost of services	41,411,263	37,458,376	(3,952,887)	(9.5)
Selling, general and administrative expenses	40,942,432	40,384,193	(558,239)	(1.4)
Corporate general and administrative expenses	4,683,775	5,151,244	467,469	10.0
Depreciation and amortization	27,439,179	3,725,484	(23,713,695)	(86.4)
Interest expense	16,652,363	15,263,648	(1,388,715)	(8.3)

Net Revenue.    The decrease in net revenue was partially due to the sale of two radio stations in the New Orleans market cluster in March 2002, which had contributed $4.4 million to net revenue during the year ended

December 31, 2001. The decrease was also partially due to a $1.0 million decrease in revenue from our Ft. Myers-Naples market cluster and a $0.9 million decrease in revenue from our Miami-Ft. Lauderdale market cluster due to competition and the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001. These decreases were partially offset by a $2.2 million increase in net revenue from our Las Vegas market cluster and a $1.2 million increase in net revenue from our Augusta market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed in February 2001 and April 2001, respectively and improved performance in these clusters. From January 1, 2001 to the date of acquisition, net revenue from the Las Vegas and Augusta markets clusters was $0.6 million and $0.7 million, respectively. These decreases were also partially offset by a $1.7 million increase in net revenue from our Philadelphia market cluster due to improved performance in this cluster.

Cost of Services.    The decrease in cost of services was partially due to a $3.7 million decrease in costs at our Miami-Ft. Lauderdale market cluster primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. The decrease was also partially due to the sale of two radio stations in the New Orleans market in March 2002, which had incurred $1.6 million in costs during the year ended December 31, 2001. These decreases were partially offset by a $0.7 million increase in costs at our Las Vegas market cluster and a $0.5 million increase in costs at our Augusta market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas and Augusta markets which were completed in February 2001 and April 2001, respectively. From January 1, 2001 to the date of acquisition, cost of services from the Las Vegas and Augusta markets clusters was $0.2 million and $0.3 million, respectively.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was partially due to the sale of two radio stations in the New Orleans market in March 2002, which had incurred $1.7 million in expenses during the year ended December 31, 2001. The decrease was also due to a $0.5 million decrease in expenses at our Philadelphia market cluster due to cost containment measures. These decreases were partially offset by a $0.8 million increase in expenses at our Las Vegas market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas market cluster which were completed in February 2001 and increased selling expenses related to the increase in revenue. From January 1, 2001 to the date of acquisition, selling, general and administrative expenses from the Las Vegas and Augusta markets clusters was $0.2 million for each cluster. These decreases were also partially offset by a $0.8 million increase in expenses at our Miami-Ft. Lauderdale market cluster.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased compensation and insurance premiums.

Depreciation and Amortization.    The decrease in depreciation and amortization was primarily due to the adoption of SFAS 142 on January 1, 2002, which requires that our FCC broadcasting licenses and goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. FCC broadcasting licenses and goodwill amortization was $21.9 million for 2001.

Impairment Loss on Long-Lived Assets.    On October 31, 2001, we entered into a definitive agreement with Wilks Broadcasting LLC to sell WRNO-FM and KMEZ-FM in the New Orleans market for $23.0 million, subject to certain adjustments. On October 31, 2001, the carrying amount of WRNO-FM and KMEZ-FM exceeded the sales price, therefore we recorded an impairment loss on long-lived assets of $7.0 million.

Interest Expense.    The decrease in interest expense was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility as described in the Net Cash Provided By (Used In) Financing Activities in the Liquidity and Capital Resources section in this Item. The decrease was partially offset by an increase in interest expense due to financing our radio station acquisitions in the Las Vegas, New Orleans and Augusta markets during 2001 with borrowings from our credit facility.

Loss on Extinguishment of Long-Term Debt.    On September 30, 2002, we entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and maximum commitment of the revolving credit loan and the outstanding balance of term loan A. In connection with the amended and restated credit agreement, we recorded a $1.9 million loss on extinguishment of long-term debt for the year ended December 31, 2002.

Gain (Loss) on Investments.    The $0.6 million gain on sale of investments in 2002 was the result of the sale of an aggregate of 100,000 shares of common stock of FindWhat.com during the year ended December 31, 2002. On May 7, 2001, we received a letter from the management of eTour, Inc. stating that eTour, Inc. is in the process of winding down. Based on this information, we recorded a loss on investment of $1.6 million, the recorded cost of the 396,354 shares earned as of May 7, 2001.

Gain (Loss) on Change in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate cap, collar and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of $2.8 million for the year ended December 31, 2002 and loss on decrease in fair value of derivative financial instruments of $4.7 million for the year ended December 31, 2001 reflects the change in the amounts we would expect to pay to terminate our interest rate cap, collar and swap agreements not designated as hedges in accordance with SFAS 133.

Cumulative Effect of Accounting Change.    As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill in the Radio Group Three segment, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the year ended December 31, 2002.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. As of the completion of this sale on February 5, 2003, we no longer had operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented. The net loss from discontinued operations was $0.6 million for the year ended December 31, 2002, which included the $0.4 million impairment loss, net of income taxes, due to the adoption of SFAS 142 compared to a net loss from discontinued operations of $0.4 million for the year ended December 31, 2001.

Radio Group One Segment

	Year ended December 31,		Change
	2001	2002	$	%
Net revenue	$66,292,601	$64,811,126	$(1,481,475)	(2.2)%
Cost of services	26,835,342	23,506,507	(3,328,835)	(12.4)
Selling, general and administrative	21,185,541	21,815,189	629,648	3.0

Net Revenue.    The decrease in net revenue was primarily due to a $1.0 million decrease in net revenue from our Ft. Myers-Naples market cluster and a $0.9 million decrease in net revenue from our Miami-Ft. Lauderdale market cluster due to competition and the completion of our barter agreements with eTour, Inc. in May 2001 and FindWhat.com in October 2001. These decreases were partially offset by a $0.3 million increase in net revenue from our Greenville-New Bern Jacksonville market cluster due to improved performance in this cluster.

Cost of Services.    The decrease in cost of services was primarily due to a $3.7 million decrease in costs at our Miami-Ft. Lauderdale market cluster primarily due to the completion of our 1997 radio broadcast rights contract with the Florida Marlins. This decrease was partially offset by a $0.4 million increase in costs at our Ft. Myers-Naples market cluster due to increased programming and promotional expenses.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was primarily due to a $0.8 million increase in expenses at our Miami-Ft. Lauderdale market cluster.

Radio Group Two Segment

	Year ended December 31,		Change
	2001	2002	$	%
Net revenue	$35,934,993	$39,106,616	$3,171,623	8.8%
Cost of services	10,987,847	11,280,485	292,638	2.7
Selling, general and administrative	14,565,602	14,330,753	(234,849)	(1.6)

Net Revenue.    The increase in net revenue was partially due to a $1.7 million increase in net revenue from our Philadelphia market cluster due to improved performance in this cluster and partially due to a $1.2 million increase in net revenue from our Augusta market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Augusta market which were completed in April 2001 and improved performance in this cluster.

Cost of Services.    The increase in cost of services was primarily due to a $0.5 million increase in costs at our Augusta market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Augusta market which were completed in April 2001.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was primarily due to a $0.5 million decrease in expenses at our Philadelphia market cluster due to cost containment measures.

Radio Group Three Segment

	Year ended December 31,		Change
	2001	2002	$	%
Net revenue	$12,904,207	$10,774,287	$(2,129,920)	(16.5)%
Cost of services	3,588,074	2,671,384	(916,690)	(25.5)
Selling, general and administrative	5,191,289	4,238,251	(953,038)	(18.4)

Net Revenue.    The decrease in net revenue was primarily due to the sale of two radio stations in the New Orleans market cluster in March 2002, which has contributed $4.4 million to net revenue during the year ended December 31, 2001. This decrease was partially offset by a $2.2 million increase at our Las Vegas market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas market which were completed in February 2001 and improved performance in this cluster.

Cost of Services.    The decrease in cost of services was primarily due to the sale of two radio stations in the New Orleans market in March 2002, which had incurred $1.6 million in costs during the year ended December 31, 2001. This decrease was partially offset by a $0.7 million increase in costs at our Las Vegas market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas market which were completed in February 2001.

Selling, General and Administrative Expenses.    The decrease in selling, general and administrative expenses was primarily due to the sale of two radio stations in the New Orleans market in March 2002, which had incurred $1.7 million in expenses during the year ended December 31, 2001. This decrease was partially offset by a $0.8 million increase in expenses at our Las Vegas market cluster primarily due to the inclusion of twelve months of operations from our radio station acquisitions in the Las Vegas market which were completed in February 2001 and increased selling expenses related to the increase in revenue.

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

We believe that we will have sufficient liquidity and capital resources to permit us to meet our financial obligations for at least the next twelve months. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing requirements sooner than we expect and, we may not secure financing when needed or on acceptable terms.

As of December 31, 2003, we held $7.7 million in cash and cash equivalents and had $64.1 million in remaining commitments available under our credit facility; however, as of December 31, 2003 our maximum total leverage covenant would have limited additional borrowings to $13.1 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2001, 2002 and 2003 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,
	2001	2002	2003
Net cash provided by operating activities	$8,907,950	$13,265,424	$20,337,950
Net cash provided (used in) investing activities	(132,893,700)	18,360,044	8,405,461
Net cash provided by (used in) financing activities	123,241,648	(31,176,390)	(26,461,269)

Net increase (decrease) in cash and cash equivalents	(744,102)	449,078	2,282,142

Net Cash Provided By Operating Activities.    The increase in net cash from operating activities for 2003 compared to 2002 was primarily due to a $1.2 million increase in cash receipts from sales, a $1.4 decrease in cash paid for station operating expenses, a $6.7 million decrease in cash paid for interest during 2003. Net cash provided by operating activities in 2002 included the receipt of a $2.2 million income tax refund during that year.

The increase in net cash from operating activities for 2002 compared to 2001 was primarily due to a $1.9 million increase in cash receipts from sales, a $0.9 decrease in cash paid for station operating expenses, a $2.7 million decrease in cash paid for income taxes and the receipt of a $2.2 million income tax refund during 2002. Net cash provided by operating activities included the receipt of $2.6 million from a previously written-off related-party receivable during 2001.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities in 2003 was primarily due to the receipt of cash proceeds of $4.8 million from the sale of investments, $3.35 million from the repayment of a note receivable and $1.5 million from the sale of one radio station in the New Orleans market. Net cash provided by investing activities in 2002 was primarily due to the receipt of cash proceeds of $19.65 million from the sale of two radio stations in the New Orleans market for $23.0 million and $0.7 million from the sale of investments. Cash payments for capital expenditures were $1.3 million for 2003 compared to $2.1 million for 2002. Net cash used in investing activities in 2001 is primarily due to the acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market for $128.3 million and the payments of $2.5 million for a signal upgrade in the Las Vegas market. Cash payments for capital expenditures were $2.1 million for 2002 compared to $2.2 million for 2001.

Net Cash Provided By (Used In) Financing Activities.    Net cash used in financing activities in 2003 was primarily due to the repayment of borrowings under our credit facility with $7.3 million of scheduled repayments, $3.8 million of cash proceeds, including interest, from the repayment of a note receivable, $1.5 million of cash proceeds from the sale of one radio station in New Orleans, and $13.7 million of additional repayments. Net cash used in financing activities in 2002 was primarily due to the repayment of borrowings under our credit facility with $9.6 million of scheduled repayments and $19.5 million of cash proceeds from the sale of two radio stations in the New Orleans market, payments of loan fees of $2.0 million for changes to our credit facility during the first and third quarters, and proceeds from the issuance of a new $100.0 million term loan B which were used to repay $16.0 million of the revolving credit loan and $84.0 million of term loan A under our credit facility. Net cash provided by financing activities in 2001 was primarily due to the financing of our acquisitions of three radio stations in the Las Vegas market, three radio stations in the New Orleans market and two radio stations in the Augusta market with $123.2 million of borrowings under our credit facility.

Credit Facility.    As of December 31, 2003, the revolving credit loan had a maximum commitment of $103.5 and included a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bore interest at either the base rate or LIBOR plus a margin that was determined by our debt to operating cash flow ratio. The base rate was equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.4375% as of December 31, 2002 and 2003, respectively. Term loan B bore interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at an average rate of 5.4375% and 5.1875% as of December 31, 2002 and 2003, respectively.

As of December 31, 2003, we believe that we were in compliance with applicable financial covenants under our credit facility. As of December 31, 2003, as calculated pursuant to the terms of our amended and restated credit agreement, our total leverage was 5.57 times consolidated operating cash flow compared to the maximum requirement of 6.0 times, our interest coverage ratio was 2.73 times compared to the minimum requirement of 1.75 times, and our fixed charges ratio was 1.51 times fixed charges compared to a minimum requirement of 1.1 times.

On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. The revolving credit loan and term loan bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, we expect to record a $2.4 million loss on extinguishment of long-term debt during the first quarter of 2004 related to the old credit facility.

The new credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $169.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of February 27, 2004, the scheduled repayments of the new credit facility for the next five years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	18,986,906	114,000,000	132,986,906

Total	$18,986,906	$150,000,000	$168,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the year ended December 31, 2003, our unused commitment fee was approximately $193,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of February 27, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter from February 27, 2004 to March 31, 2005, our consolidated total debt must not exceed 6.25 times our consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Coverage Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

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

The credit facility also prohibits us from paying cash dividends and restricts our ability to make other distributions with respect to our capital stock. The credit facility also contains other customary restrictive covenants. These covenants limit our ability to:

•	incur additional indebtedness and liens;

•	enter into certain investments or joint ventures;

•	consolidate, merge or effect asset sales;

•	enter sale and lease-back transactions;

•	sell or discount accounts receivable;

•	enter into transactions with affiliates or stockholders; or

•	change the nature of our business.

Contractual Obligations

As of December 31, 2003, our contractual obligations consist of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$168,986,906	$—	$13,125,000	$22,875,000	$132,986,906
Operating Leases	23,279,000	2,592,000	4,711,000	4,275,000	11,701,000
Purchase Obligations (2)	16,250,917	10,768,355	5,476,130	6,432	—
Other Long-Term Liabilities (3)	179,185	179,185	—	—	—

Total Contractual Obligations	$208,696,008	$13,539,540	$23,312,130	$27,156,432	$144,687,906

(1)	Payments due under long-term debt reflect a $1.0 million principal repayment under our old credit facility in January 2004 and the amortization schedule under our new credit facility which began on February 27, 2004. Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of our outstanding debt.
(2)	Purchase obligations include contracts for rating services, sports programming rights, and on-air personalities not employed by us.
(3)	Other long-term liabilities include the estimated fair value of two interest rate collar agreements and one interest rate swap agreement. The estimated fair value of each agreement is based on the amounts we would expect to pay to terminate the agreement. These amounts could become due and payable prior to the expiration of the agreements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

Our stations could suffer a reduction in ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete directly with, one of our stations; or

•	a new station was to adopt a comparable format or if an existing competitor were to improve its audience share.

Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenues.

A downturn in the performance of our Miami-Ft. Lauderdale could adversely affect our net revenue.

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale could have a disproportionately adverse affect on our consolidated net revenue. For the year ended December 31, 2003, approximately 37.3% of our consolidated net revenue came from our radio stations in the Miami-Ft. Lauderdale market. Because of the large portion of our consolidated net revenue from Miami- Ft. Lauderdale we have greater exposure to adverse events or conditions affecting the economy in that market than would be the case if we were more geographically diverse.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2003, we had long-term debt of $170.0 million and stockholders’ equity of $69.4 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

As of December 31, 2003, we had $64.1 million in remaining commitments available under our old credit facility; however, as of December 31, 2003 our maximum total leverage covenant would have limited additional borrowings to $13.1 million. Our new credit facility also contains a similarly restrictive covenant. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Moreover, we may need to modify or enter into a new credit facility to close on future acquisitions. We also may seek to obtain other funding or additional financing in connection with the acquisition of radio stations, the full or partial repayment of our outstanding debt and/or the payment of a dividend on our common stock. We cannot assure you that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our debt and the associated risks.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Our credit facility contains various financial and operating covenants, including, among other things, restrictions on our ability to incur additional indebtedness, subject our assets to additional liens, enter into certain investments, consolidate, merge or effect asset sales, enter into sale and lese-back transactions, sell or discount accounts receivable, enter into transactions with our affiliates or stockholders, change the nature of our business, pay dividends on and redeem or repurchase capital stock, or make other restricted payments. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

Our credit facility also requires us to maintain specified financial ratios and to satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. Our breach of any of these covenants, ratios, tests or restrictions could result in an event of default under our credit facility. If an event of default exists under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

We may also incur future debt obligations in addition to, or in lieu of, our credit facility. Such future debt obligations might subject us to additional and different restrictive covenants that could further limit our operational flexibility or subject us to other events of default.

The radio broadcasting industry faces many unpredictable business risks that could have a material adverse affect on our advertising revenues.

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse affect on our business. These risks include, but are not limited to:

•	shifts in population, demographics or audience preferences;

•	increased competition for advertising revenues with other radio stations, television stations and other entertainment and communications media; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, or FCC, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. Consequently, a recession or downturn in the United States economy or the economy of an individual geographic market in which we own or operate radio stations would likely adversely affect our advertising revenues and our results of operations.

We may not be successful in identifying, financing, consummating and integrating future acquisitions, an element of our business strategy, which could significantly impair our future growth.

We believe that in order to continue to compete effectively in our industry, we need to identify radio stations that meet certain criteria and consummate acquisitions of such stations on terms that are both economically and commercially acceptable to us. During the years ended December 31, 2002 and 2003, however, we were unable to identify radio stations that satisfied these requirements. As a result, during that time, we did not acquire any stations.

While we intend to continue to pursue our acquisition strategy, we cannot assure you that we will be able to identify radio stations that meet our acquisition requirements and consummate future acquisitions. Additionally, even if we are successful in identifying acceptable targets, our ability to consummate acquisitions is subject to a number of risks, including the risks that:

•	our competitors may be able to outbid us for acquisitions because they have greater financial resources;

•	required regulatory approvals may result in unanticipated delays in, or prohibitions of, completing acquisitions; and

•	we may be unable to raise any additional financing necessary to consummate such acquisitions and additional financing may not be available to us on terms that are acceptable to us or permitted under our credit facility.

Even if we are able to consummate acquisitions, we cannot assure you that we will be successful in integrating the operations of the acquired station or stations into our existing operations or that we will realize the benefits that we expect to realize in connection with such acquisitions. Moreover, consummating these acquisitions could also result in the incurrence of additional debt and related interest expense as well as unforeseen contingent liabilities, all of which could have a material adverse effect of our business, financial condition and results of operations.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, and members of his immediate family also own a substantial equity interest in Beasley Broadcast Group. Their interests may conflict with yours.

George G. Beasley, our Chairman of the Board and Chief Executive Officer, generally is able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock, that Mr. Beasley beneficially owns, represent approximately 79.6% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable employee stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and, through stock options, Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into significant transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See note 14 to the accompanying consolidated financial statements.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 71 years old. We believe the unique combination of skills and experience possessed by

Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

We may not remain competitive if we do not respond to the rapid change in technology, standards and services that characterize our industry.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may not have the resources to acquire and deploy new technologies or to introduce new services that could compete with these new technologies. Competition arising from new technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our company.

If we are not able to obtain regulatory approval for our acquisitions, our future growth may be impaired.

An important part of our growth strategy is the acquisition of additional radio stations. We may not be able to complete all the acquisitions that we may agree to make. Radio station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC recently adopted rules which could further limit the number of radio stations a licensee can own in a market, and may further restrict our ability to acquire and sell radio stations. Although those new rules are currently stayed by a federal court, they could become effective if upheld by the courts. Also, the FCC in the past has adopted, and may re-institute, procedures to review radio advertising concentration levels in proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

FCC regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. In addition, legislation has been introduced in Congress that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose the Company’s license renewal applications or applications for consent to acquire broadcast stations. One of our stations is currently subject to two indecency-related inquiries at the FCC’s Enforcement Bureau and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material. To the extent that these inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Future sales by George G. Beasley or members of his family of our Class A common stock could adversely affect its market price.

The market for our Class A common stock could fall substantially if our stockholders who hold restricted shares of common stock, including George G. Beasley and members of his family, sell large amounts of shares of Class A common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The difficulties associated with any attempt to gain control of our Company may adversely affect the price of our Class A common stock.

George G. Beasley controls the decision whether a change of control of Beasley Broadcast Group will occur. Moreover, some provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

There may not be an active market for our Class A common stock, making it difficult for you to sell your stock.

Our stock may not be actively traded. An illiquid market for our stock may result in price volatility and poor execution of buy and sell orders for investors. Our stock price and trading volume have fluctuated widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our Class A common stock without regard to our operating performance. In addition, our operating results may be below expectations of public market analysts and investors. If this were to occur, the market price of our Class A common stock could decrease, perhaps significantly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, or LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of December 31, 2003, $170.0 million was outstanding under our credit facility. We evaluate our exposure to interest rate risk by monitoring changes in interest rates in the market place.

To manage interest rate risk associated with our credit facility, we have entered into several interest rate cap, collar and swap agreements. Under the cap agreement, our base LIBOR cannot exceed the cap interest rate. Under the collar agreements, our base LIBOR cannot exceed the cap interest rate and our base LIBOR cannot fall below our floor interest rate. Under the swap agreement, we pay a fixed interest rate and the other party pays us a variable amount based on LIBOR. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. As of December 31, 2002 and 2003, the aggregate notional amount upon maturity of these cap, collar and swap agreements was $100.0 million and $95.0 million, respectively.

As of December 31, 2003, our swap agreements designated as cash flow hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate swap	$20,000,000	—	—	1.98%	May 2006	$164,676
Interest rate swap	20,000,000	—	—	1.98	May 2006	164,357
Interest rate swap	10,000,000	—	—	1.91	May 2006	94,640

	$50,000,000					$423,673

As of December 31, 2003, our cap, collar and swap agreements that were not designated as hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate cap	10,000,000	—	6.0%	—	May 2004	—
Interest rate collar	15,000,000	1.5%	4.5	—	November 2004	$(47,492)
Interest rate collar	10,000,000	1.5	4.4	—	November 2004	(31,661)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(100,032)

	$45,000,000					$(179,185)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and other Intangible Assets, effective January 1, 2002.

/s/ KPMG LLP

Tampa, Florida

January 30, 2004, except as to Note 18, which is as of February 27, 2004

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$5,447,604	$7,729,746
Accounts receivable, less allowance for doubtful accounts of $415,814 in 2002 and $467,303 in 2003	21,057,358	21,441,820
Trade sales receivable	1,015,641	1,656,604
Other receivables	1,094,539	902,673
Prepaid expenses and other	1,978,492	1,952,853
Deferred tax assets	3,399,952	1,102,455
Assets of discontinued operations	992,996	—

Total current assets	34,986,582	34,786,151
Notes receivable	7,910,070	4,411,976
Property and equipment, net	18,078,438	16,979,825
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Other intangibles, net	4,512,352	3,704,131
Investments	550,002	3,800,002
Derivative financial instruments	—	423,673
Other assets	2,750,568	482,429

Total assets	$282,090,570	$277,890,745

T O T A L L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Current installments of long-term debt	$7,318,961	$—
Accounts payable	1,478,872	1,997,209
Accrued expenses	4,020,636	3,953,347
Trade sales payable	1,485,219	1,857,324
Derivative financial instruments	1,590,000	179,185
Liabilities of discontinued operations	27,303	—

Total current liabilities	15,920,991	7,987,065
Derivative financial instruments	219,000	—
Long-term debt, less current installments	189,040,209	169,986,906
Deferred tax liabilities	22,730,705	30,506,455

Total liabilities	227,910,905	208,480,426
Commitments and contingencies (note 16)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,440,698 and 7,442,364 issued and outstanding in 2002 and 2003, respectively	7,441	7,443
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,633,932	106,654,351
Accumulated deficit	(52,478,540)	(39,707,348)
Accumulated other comprehensive income	—	2,439,041

Stockholders’ equity	54,179,665	69,410,319

Total liabilities and stockholders’ equity	$282,090,570	$277,890,745

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Net revenue	$115,131,801	$114,692,029	$114,482,240

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	41,411,263	37,458,376	39,461,502
Selling, general and administrative	40,942,432	40,384,193	39,559,535
Corporate general and administrative	4,683,775	5,151,244	5,494,605
Employee and contract termination expenses	1,527,764	—	—
Depreciation and amortization	27,439,179	3,725,484	3,573,992
Impairment loss on long-lived assets	7,000,000	—	—

Total costs and expenses	123,004,413	86,719,297	88,089,634
Operating income (loss) from continuing operations	(7,872,612)	27,972,732	26,392,606
Other income (expense):
Interest expense	(16,652,363)	(15,263,648)	(11,195,231)
Loss on extinguishment of long-term debt	—	(1,906,184)	—
Other non-operating expenses	(1,092,267)	(593,977)	(594,548)
Gain (loss) on investments	(1,585,417)	599,877	4,491,938
Gain (loss) on change in fair value of derivative financial instruments	(4,696,000)	2,821,000	1,629,815
Interest income	430,835	611,183	593,409
Other non-operating income	2,655,084	170,815	33,699

Income (loss) from continuing operations before income taxes	(28,812,740)	14,411,798	21,351,688
Income tax expense (benefit)	(6,997,539)	5,812,479	8,847,336

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	(21,815,201)	8,599,319	12,504,352
Cumulative effect of accounting change (net of income tax expense of $25,000 and income tax benefit of $5,162,204 for the years ended December 31, 2001 and 2002, respectively)	41,000	(11,676,516)	—
Discontinued operations (net of income tax benefit of $226,461 and $325,466 and income tax expense of $137,463 for the years ended December 31, 2001, 2002 and 2003, respectively)	(359,921)	(649,853)	266,840

Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	$(0.90)	$0.35	$0.52
Cumulative effect of accounting change	—	(0.48)	—
Discontinued operations	(0.01)	(0.02)	0.01

Net income (loss)	$(0.91)	$(0.15)	$0.53

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	$(0.90)	$0.35	$0.51
Cumulative effect of accounting change	—	(0.48)	—
Discontinued operations	(0.01)	(0.02)	0.01

Net income (loss)	$(0.91)	$(0.15)	$0.52

Basic common shares outstanding	24,273,441	24,273,441	24,273,783

Diluted common shares outstanding	24,273,441	24,312,899	24,334,480

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192

Other comprehensive income:
Unrealized gain on available-for-sale investments (net of income tax expense of $1,371,009)	—	—	2,178,991
Unrealized gain on derivative financial instruments (net of income tax expense of $163,623)	—	—	260,050

Comprehensive earnings	—	—	2,439,041

Comprehensive income (loss)	$(22,134,122)	$(3,727,050)	$15,210,233

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Equity
Balances as of December 31, 2000	$7,252	$17,021	$106,633,932	$(26,617,368)	$—	$80,040,837
Net loss	—	—	—	(22,134,122)	—	(22,134,122)

Balances as of December 31, 2001	7,252	17,021	106,633,932	(48,751,490)	—	57,906,715
Conversion of Class B common stock to Class A common stock	189	(189)	—	—	—	—
Net loss	—	—	—	(3,727,050)	—	(3,727,050)

Balances as of December 31, 2002	7,441	16,832	106,633,932	(52,478,540)	—	54,179,665
Exercise of employee stock options	2	—	18,374	—	—	18,376
Tax benefit from exercise of employee stock options	—	—	2,045	—	—	2,045
Net income	—	—	—	12,771,192	—	12,771,192
Comprehensive earnings	—	—	—	—	2,439,041	2,439,041

Balances as of December 31, 2003	$7,443	$16,832	$106,654,351	$(39,707,348)	$2,439,041	$69,410,319

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192
(Income) loss from discontinued operations	359,921	649,853	(266,840)

Income (loss) from continuing operations	(21,774,201)	(3,077,197)	12,504,352
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Cumulative effect of accounting change	(41,000)	11,676,516	—
Income from trade sales	(2,279,956)	(153,978)	(461,913)
Depreciation and amortization	27,439,179	3,725,484	3,573,992
Impairment loss on long-lived assets	7,000,000	—	—
Loss on extinguishment of long-term debt	—	1,906,184	—
Loss on disposal of property and equipment	651,423	—	—
Loss on note receivable from related party	162,616	—	—
(Gain) loss on investments	1,585,417	(599,877)	(4,491,938)
(Gain) loss on change in fair value of derivative financial instruments	4,696,000	(2,821,000)	(1,629,815)
Change in operating assets and liabilities net of effects of acquisitions and dispositions of radio stations:
(Increase) decrease in receivables	(840,145)	1,005,641	(182,929)
(Increase) decrease in prepaid expenses and other	1,499,067	(497,426)	25,639
(Increase) decrease in other assets	(2,529,695)	(210,417)	2,268,139
Increase (decrease) in payables and accrued expenses	(1,034,107)	(2,995,482)	451,255
Increase (decrease) in deferred income taxes	(5,150,539)	5,477,246	8,480,794

Net cash provided by continuing operations	9,384,059	13,435,694	20,537,576
Net cash used in discontinued operations	(476,109)	(170,270)	(199,626)

Net cash provided by operating activities	8,907,950	13,265,424	20,337,950

Cash flows from investing activities:
Capital expenditures	(2,235,967)	(2,119,220)	(1,374,904)
Payments for acquisitions of radio stations	(128,305,753)	—	—
Proceeds from disposition of radio stations	—	19,650,000	1,500,000
Payments for signal upgrade	(2,477,000)	—	—
Proceeds from sale of investments	—	699,877	4,791,938
Repayment of note receivable	—	—	3,350,000
Repayment of related party notes receivable	125,020	129,387	138,427

Net cash provided by (used in) investing activities	(132,893,700)	18,360,044	8,405,461

Cash flows from financing activities:
Proceeds from issuance of indebtedness	123,250,000	100,000,000	—
Principal payments on indebtedness	(8,352)	(129,139,295)	(26,372,264)
Payments of loan fees	—	(2,037,095)	(107,381)
Proceeds from exercise of employee stock options	—	—	18,376

Net cash provided by (used in) financing activities	123,241,648	(31,176,390)	(26,461,269)

Net increase (decrease) in cash and cash equivalents	(744,102)	449,078	2,282,142
Cash and cash equivalents at beginning of year	5,742,628	4,998,526	5,447,604

Cash and cash equivalents at end of year	$4,998,526	$5,447,604	$7,729,746

Cash paid for interest	$15,551,925	$15,859,044	$11,419,615

Cash paid for income taxes	$3,188,360	$484,408	$448,050

Supplement disclosure of non-cash operating, investing and financing activities:
Trade sales revenue	$9,078,749	$6,702,237	$6,356,638

Trade sales expense	$6,798,793	$6,548,259	$5,894,725

Property and equipment acquired through placement of advertising airtime	$455,063	$552,464	$193,055

Equity investment acquired through placement of advertising airtime	$711,690	$—	$—

Principal payments on indebtedness through placement of advertising airtime	$1,229,940	$—	$—

Note received as partial consideration for disposition of radio stations	$—	$3,350,000	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Basis of Presentation

Beasley Broadcast Group, Inc. (the “Company”) owns 41 radio stations with its primary source of revenue generated from the sale of advertising airtime to local and national advertisers and national network advertisers. The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in presenting the Company’s consolidated financial statements.

Certain amounts previously reported in the 2001 and 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are stated at cost less the accumulated amortization recorded through December 31, 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets on January 1, 2002. FCC broadcasting licenses and goodwill are no longer amortized but are tested for impairment at least annually in accordance with the provisions of SFAS 142. For income tax purposes, FCC broadcasting licenses and goodwill continue to be amortized using the straight-line method over their estimated useful lives. FCC broadcasting licenses totaling $1.8 million were reclassified from goodwill in the 2002 consolidated balance sheet to conform to the 2003 presentation.

Other Intangibles

Other intangibles are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting and income tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investment in FindWhat.com is classified as available-for-sale and recorded at fair value based on its quoted market price. The unrealized gain on FindWhat.com is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The investment in FindWhat.com was originally recorded at historical cost due to restrictions that limited the Company’s ability to sell or otherwise dispose of the securities. These restrictions were completely removed during the first quarter of 2003 at which time the Company began accounting for this investment as available-for-sale. The Company’s investment in iBiquity is recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate cap, collar and swap agreements to reduce the potential impact of changes in interest rates on its credit facility. On May 23, 2003, the Company entered into three swap agreements, which were designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of SFAS 133. The swap agreements are reported at fair value in the balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company also has certain cap, collar and swap agreements that are not designated as cash flow hedges, which are reported at fair value in the balance sheet with any changes in fair value reported in the statement of operations.

Revenue Recognition

Revenue from the sale of advertising airtime is recognized when commercials are broadcast. Revenues are reported net of advertising agency commissions in the consolidated financial statements.

Trade Sales

Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when the goods or services are received. If commercials are broadcast before the receipt of goods or services, a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials, a trade sales payable is recorded.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Stock-Based Employee Compensation

As of December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in note 17. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation.

	2001	2002	2003
Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $2,917,540, $2,902,048 and $850,992 for the years ended December 31, 2001, 2002 and 2003, respectively)	(4,636,940)	(4,612,317)	(1,352,510)

Adjusted net income (loss)	$(26,771,062)	$(8,339,367)	$11,418,682

Net income (loss) per share:
Basic—as reported	$(0.91)	$(0.15)	$0.53

Basic—as adjusted	$(1.10)	$(0.34)	$0.47

Diluted—as reported	$(0.91)	$(0.15)	$0.52

Diluted—as adjusted	$(1.10)	$(0.34)	$0.47

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $10,500 in 2001, $11,000 or $12,000 if aged 50 years or older in 2002, and $12,000 or $14,000 if aged 50 years or older in 2003. There was no employer matching contributions for the years ended December 31, 2001, 2002 and 2003.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Changes

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including derivative financial instruments embedded in other contracts, and for hedging activities. In accordance with the transition provisions of SFAS 133, the Company recorded an asset of $66,000 to recognize its derivative financial instruments at fair value and the cumulative effect of the accounting change, as of January 1, 2001. The cumulative effect of the change, net of income taxes, decreased the net loss $41,000 and did not change the net loss per share.

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

The following information presents the impact on the net loss and net loss per share had FCC broadcasting licenses and goodwill not been amortized during 2001:

	2001	2002	2003
Net income (loss)	$(22,134,122)	$(3,727,050)	$12,771,192
FCC broadcasting licenses amortization (net of income tax benefit of $7,562,102)	13,054,437	—	—
Goodwill amortization (net of income tax benefit of $483,264)	768,066	—	—

Adjusted net income (loss)	$(8,311,619)	$(3,727,050)	$12,771,192

Basic net income (loss) per share:
Net income (loss)	$(0.91)	$(0.15)	$0.53
FCC broadcasting licenses amortization	0.54	—	—
Goodwill amortization	0.03	—	—

Adjusted net income (loss)	$(0.34)	$(0.15)	$0.53

Diluted net income (loss) per share:
Net income (loss)	$(0.91)	$(0.15)	$0.52
FCC broadcasting licenses amortization	0.54	—	—
Goodwill amortization	0.03	—	—

Adjusted net income (loss)	$(0.34)	$(0.15)	$0.52

Basic common shares outstanding	24,273,441	24,273,441	24,273,783

Diluted common shares outstanding	24,273,441	24,312,899	24,334,480

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 amends SFAS 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 during the first quarter of 2003 with no material impact on its consolidated financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 with no material impact on its consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all applicable guarantees entered into after December 31, 2002. To date, the Company has not entered into guarantees, which would require recognition and measurement pursuant to the provisions of FIN 45.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, the Company adopted FIN 46 with no material impact on its consolidated financial statements. In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), which revised and clarified FIN 46. The issuance of FIN 46(R) had no material impact on the Company’s consolidated financial statements or on its adoption of FIN 46 effective July 1, 2003.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted SFAS 150 with no material impact on its consolidated financial statements.

(2)    Acquisitions and Dispositions

Radio station acquisitions were accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. Except for the acquisitions as of February 1, 2001, no liabilities were

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed by the Company as a result of these acquisitions. Operations of acquired radio stations have been included in the results of the Company since the acquisition date of each such radio station.

2003 Disposition

•	On February 5, 2003, the Company completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under the Company’s credit facility. The Company recorded a pre-tax gain of $436,365 on the disposition. The gain is reported in discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Upon completion of this sale the Company no longer has operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for all periods presented.

A summary of discontinued operations is as follows:

	Year ended December 31,
	2001	2002	2003
Net revenue	$72,814	$115,293	$3,027

Gain on disposal	$—	$—	$436,365

Income (loss) before income taxes	$(586,382)	$(332,322)	$404,303
Income tax expense (benefit)	(226,461)	(128,344)	137,463

Income (loss) before cumulative effect of accounting change	(359,921)	(203,978)	266,840
Cumulative effect of accounting change (net of income tax benefit of $197,122)	—	(445,875)	—

Net income (loss) from discontinued operations	$(359,921)	$(649,853)	$266,840

2002 Dispositions

•	On March 20, 2002, the Company completed the sale of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the sale of these radio stations, the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrued interest at 9% per annum and was repaid in full during the third quarter of 2003. The Company used $19.5 million of the net cash proceeds to repay a portion of term loan A under its credit facility. The Company recorded a pre-tax loss of $297,447 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the year ended December 31, 2002.

Dispositions for the years ended December 31, 2002 and 2003 are summarized as follows:

	Year ended December 31,
	2002	2003
Proceeds from disposition of radio stations	$23,000,000	$1,500,000
Accounts receivable	(70,704)	—
Property and equipment	(1,557,805)	(398,705)
FCC broadcasting licenses	(21,040,250)	(500,000)
Goodwill	(51,396)	—
Other intangibles	(327,077)	(96,146)
Selling expenses	(250,215)	(68,784)

Gain (loss) on disposition of radio stations	$(297,447)	$436,365

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Acquisitions

•	As of February 1, 2001, the Company acquired all of the outstanding common stock of Centennial Broadcasting Nevada, Inc. and all of the membership interests in Centennial Broadcasting, LLC for an aggregate purchase price, subject to certain adjustments, of approximately $116.3 million, which included a working capital adjustment of approximately $2.8 million. Centennial Broadcasting Nevada, Inc. owned approximately 18.5% of the membership interests in Centennial Broadcasting, LLC. Centennial Broadcasting, LLC owned the radio stations KJUL-FM, KSTJ-FM and KKLZ-FM in Las Vegas, Nevada and WRNO-FM, KMEZ-FM and WBYU-AM in New Orleans, Louisiana. This acquisition was partially funded by surplus working capital and partially financed through the Company’s credit facility. The acquisition was accounted for by the purchase method of accounting.

•	On April 2, 2001, the Company acquired the assets of WKXC-FM and WSLT-FM in Augusta, Georgia for approximately $12.0 million. This acquisition was partially funded by surplus working capital and partially financed through the Company’s credit facility. The acquisition was accounted for by the purchase method of accounting.

Acquisitions for the year ended December 31, 2001 are summarized as follows:

Accounts receivable, net	$2,233,223
Prepaid expenses and other	730,518
Property and equipment	5,526,234
FCC broadcasting licenses	119,772,766
Goodwill	201,000
Other assets	6,625
Accounts payable	(32,000)
Accrued expenses	(132,613)

Payments for acquisitions of radio stations	$128,305,753

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2002 and 2003, with pro forma adjustments as if the radio station dispositions in 2002 and 2003 had occurred on January 1, 2002.

	Year ended December 31,
	2002	2003
Net revenue	$114,556,986	$114,482,240
Operating income from continuing operations	27,831,772	26,392,606
Income from continuing operations before cumulative effect of accounting change and discontinued operations	8,768,357	12,504,352
Net income (loss)	(3,558,012)	12,771,192
Basic net income (loss) per share	(0.15)	0.53
Diluted net income (loss) per share	(0.15)	0.52

This unaudited pro forma information is not necessarily indicative of what would have occurred had the dispositions occurred on January 1, 2002 or of results that may occur in the future.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2002	2003
Land, buildings and improvements	$7,304,022	$7,388,791	15-30
Broadcast equipment	16,723,128	16,982,785	5-15
Transportation equipment	1,018,275	1,181,123	5
Office equipment and other	3,192,036	3,360,024	5-10
Construction in progress	520,797	1,372,773	—

	28,758,258	30,285,496
Less accumulated depreciation and amortization	(10,679,820)	(13,305,671)

	$18,078,438	$16,979,825

(4)    Other Intangibles

Other intangibles is comprised of the following:

	December 31, 2002		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Loan fees	$5,250,464	$(1,417,560)	$5,305,187	$(2,039,554)
Other intangibles	1,204,741	(525,293)	1,204,741	(766,243)

	$6,455,205	$(1,942,853)	$6,509,928	$(2,805,797)

As of December 31, 2003, estimated amortization expense for the next five years and thereafter is as follows:

2004	$916,092
2005	855,184
2006	691,173
2007	674,650
2008	413,894
Thereafter	153,138

Total	$3,704,131

(5)    Investments

The Company held 500,000 and 200,000 shares of common stock of FindWhat.com as of December 31, 2002 and 2003, respectively. The fair value of the FindWhat.com common stock as of December 31, 2003 is $3.75 million which includes an unrealized gain of $3.55 million. The Company held 5,394 shares of preferred stock of iBiquity Digital as of December 31, 2002 and 2003.

In 2003, the Company sold 300,000 shares of FindWhat.com and recorded a gain on investment of $4.5 million. In 2002, the Company sold 100,000 shares and recorded a gain on investment of $0.6 million.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company recorded a loss on investment of $1.6 million, the recorded cost of the 396,354 shares of preferred stock of eTour, Inc. earned as of May 7, 2001, after receiving a letter from the management of eTour, Inc. stating that eTour, Inc. was in the process of winding down. eTour, Inc. was subsequently liquidated.

(6)    Accrued Expenses

Accrued expenses is comprised of the following:

	December 31,
	2002	2003
Accrued payroll	$1,766,533	$1,865,849
Accrued interest expense	584,000	359,616
Other accrued expenses	1,670,103	1,727,882

	$4,020,636	$3,953,347

(7)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2002	2003
Credit facility:
Revolving credit loan	$58,461,262	$39,407,958
Term loan A	37,894,736	31,578,948
Term loan B	100,000,000	99,000,000

	196,355,998	169,986,906
Other notes payable	3,172	—

	196,359,170	169,986,906
Less current installments	(7,318,961)	—

	$189,040,209	$169,986,906

On March 20, 2002, the Company entered into an amendment to its credit agreement that reduced the maximum commitment for the revolving credit loan under its credit facility from $150.0 million to $119.5 million and revised certain financial covenants.

On September 30, 2002, the Company amended and restated its credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance of the revolving credit loan by $16.0 million and the outstanding balance of term loan A by $84.0 million. In addition, the maximum commitment for the revolving credit loan was reduced to $103.5 million. In connection with the amended and restated credit agreement, the Company recorded a $2.0 million loss on extinguishment of long-term debt for the year ended December 31, 2002, of which $0.1 million is reported net of income taxes in discontinued operations.

As of December 31, 2002 and 2003, the revolving credit loan had a maximum commitment of $103.5 and included a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bore interest at either the base rate or LIBOR plus a margin that was determined by the Company’s debt to operating cash flow

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio. The base rate was equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 4.4375% and 3.4375% as of December 31, 2002 and 2003, respectively. Term loan B bore interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at an average rate of 5.4375% and 5.1875% as of December 31, 2002 and 2003, respectively.

The credit facility was secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults on a payment under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $170.0 million. The guarantees for the revolving credit loan and term loan A expire on June 30, 2008 and the guarantees for term loan B expire on December 31, 2009.

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of December 31, 2003, these financial covenants included:

•	Maximum Total Leverage Test. As of December 31, 2003, the Company’s total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters ending on that day (as such terms are defined in our amended and restated credit agreement). For the period from January 1, 2004 through June 30, 2004, the maximum ratio was 5.75 times. For the period from July 1, 2004 through December 31, 2004, the maximum ratio was 5.25 times. For the period from January 1, 2005 through December 31, 2005, the maximum ratio was 4.5 times. For all periods after January 1, 2006, the maximum ratio was 4.0 times.

•	Minimum Interest Coverage Test. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its interest expense.

•	Minimum Fixed Charges Test. The Company’s consolidated operating cash flow for any four consecutive quarters must not have been less than 1.1 times the amount of its fixed charges. Fixed charges include interest expense, current income tax expense, capital expenditures, and scheduled principal repayments.

As of December 31, 2003, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

On February 27, 2004, the Company entered into a new credit agreement (see note 18). As a result, the Company classified the current and long-term installments of long-term debt in the consolidated balance sheet as of December 31, 2003 in accordance with the terms of the new credit agreement.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Derivative Financial Instruments

Derivatives financial instruments designated as cash flow hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate swap	$20,000,000	—	—	1.98%	May 2006	$164,676
Interest rate swap	20,000,000	—	—	1.98	May 2006	164,357
Interest rate swap	10,000,000	—	—	1.91	May 2006	94,640

	$50,000,000					$423,673

Derivative financial instruments that were not designated as hedges are summarized in the following table:

Agreement	Notional Amount	Floor	Cap	Swap	Expiration	Estimated Fair Value
Interest rate cap	10,000,000	—	6.0%	—	May 2004	—
Interest rate collar	15,000,000	1.5%	4.5	—	November 2004	$(47,492)
Interest rate collar	10,000,000	1.5	4.4	—	November 2004	(31,661)
Interest rate swap	10,000,000	—	—	2.26%	November 2004	(100,032)

	$45,000,000					$(179,185)

For the years ended December 31, 2001, 2002 and 2003, the Company paid additional interest of $1.3 million, $4.2 million and $3.0 million, respectively. The amount received or paid is based on the differential between the specified rates of the cap, collar and swap agreements and the variable interest rate of the credit facility.

(9)    Other Non-Operating Income

On March 23, 2001, the Company received a $2.6 million payment on a related party receivable previously written off prior to the Company’s initial public offering on February 11, 2000. The resulting gain is recorded in other non-operating income in the consolidated statement of operations for the year ended December 31, 2001.

(10)   Income Taxes

Total income tax expense (benefit) is as follows:

	Year ended December 31,
	2001	2002	2003
Continuing operations	$(6,997,539)	$5,812,479	$8,847,336
Cumulative effect of accounting change	25,000	(5,162,204)	—
Discontinued operations	(226,461)	(325,466)	137,463
Additional paid-in capital	—	—	(2,045)
Accumulated other comprehensive income	—	—	1,534,632

	$(7,199,000)	$324,809	$10,517,386

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) from continuing operations is as follows:

	Year ended December 31,
	2001	2002	2003
Federal:
Current	$(2,092,000)	$—	$—
Deferred	(3,844,086)	4,419,431	7,069,968

	(5,936,086)	4,419,431	7,069,968
State:
Current	245,000	279,214	444,345
Deferred	(1,306,453)	1,113,834	1,333,023

	(1,061,453)	1,393,048	1,777,368

	$(6,997,539)	$5,812,479	$8,847,336

Income tax expense (benefit) from continuing operations differ from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income (loss) from continuing operations before taxes as follows:

	Year ended December 31,
	2001	2002	2003
Expected tax expense (benefit)	$(9,796,332)	$4,900,011	$7,259,574
State income taxes, net of federal benefit	(700,559)	462,652	1,163,736
Non-deductible impairment loss on long-lived assets	2,380,000	—	—
Non-deductible depreciation and amortization of Centennial Broadcasting acquisition	490,561	—	—
Non-deductible amortization of minority interest acquisitions	189,721	—	—
Valuation allowance	—	415,498	60,721
Other	439,070	34,318	363,305

	$(6,997,539)	$5,812,479	$8,847,336

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
Allowance for doubtful accounts	$172,665	$180,472
Unrealized loss on derivative financial instruments	698,636	—
Unrealized loss on investment	772,400	—
Net operating losses	3,458,577	1,632,240
Valuation allowance	(415,498)	(476,219)

Gross deferred tax assets	4,686,780	1,336,493
Unrealized gain on derivative financial instruments	—	(94,422)
Unrealized gain on investment	—	(1,062,050)
Property and equipment	(1,447,616)	(1,348,321)
Intangibles	(22,569,917)	(28,235,700)

Gross deferred tax liabilities	(24,017,533)	(30,740,493)

Net deferred tax liabilities	$(19,330,753)	$(29,404,000)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects future operations to generate sufficient taxable income to utilize its net deferred tax assets. As of December 31, 2003, the Company has federal net operating losses of $2.5 million and state net operating losses of $11.2 million, which expire in various years through 2023. The increase in the valuation allowance relates to net operating losses in certain states in which management has determined, more likely than not, that such losses will not be utilized before they expire.

(11)    Income (Loss) Per Share

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	2001	2002	2003
Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	$(21,815,201)	$8,599,319	$12,504,352

Weighted-average shares outstanding:
Basic	24,273,441	24,273,441	24,273,783
Effect of dilutive stock options	—	39,458	60,697

Diluted	24,273,441	24,312,899	24,334,480

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations per basic share	$(0.90)	$0.35	$0.52

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations per diluted share	$(0.90)	$0.35	$0.51

(12)    Segment Information

The Company operates three reportable segments comprised of 41 separate radio stations located primarily in the eastern United States. The reportable segments are in the radio broadcasting industry, providing a similar product to similar customers. Net revenue, consisting primarily of sales of airtime to national and local advertisers, is derived from domestic external sources. The Company does not rely on any major customer as a source of net revenue. The Company identifies its reportable segments based on the operating management responsibility for the segment. The chief operating decision maker uses net revenue and other financial measures of profitability to assess segment profit or loss and to allocate resources between the three segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information is as follows:

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Year ended December 31, 2003
Net revenue	$66,792,441	$36,335,058	$11,354,741	$—	$114,482,240
Cost of services	25,588,382	11,369,470	2,503,650	—	39,461,502
Selling, general and administrative	21,303,947	14,022,619	4,232,969	—	39,559,535

Station operating income	19,900,112	10,942,969	4,618,122	—	35,461,203
Corporate general and administrative	2,840,984	2,083,556	570,065	—	5,494,605
Depreciation and amortization	1,717,127	1,343,352	456,000	57,513	3,573,992

Operating income (loss) from continuing operations	15,342,001	7,516,061	3,592,057	(57,513)	26,392,606
Interest expense	(4,130,216)	(4,351,026)	(2,713,989)	—	(11,195,231)
Gain on sale of investments	2,515,485	1,976,453	—	—	4,491,938
Gain on increase in fair value of derivative financial instruments	—	—	—	1,629,815	1,629,815
Interest income	151,130	166,102	220,602	55,575	593,409
Other non-operating expense	(44,706)	(516,143)	—	—	(560,849)

Income from continuing operations before income taxes	13,833,694	4,791,447	1,098,670	1,627,877	21,351,688
Income tax expense	—	—	—	8,847,336	8,847,336

Income (loss) from continuing operations before discontinued operations	13,833,694	4,791,447	1,098,670	(7,219,459)	12,504,352
Discontinued operations	—	—	266,840	—	266,840

Net income (loss)	$13,833,694	$4,791,447	$1,365,510	$(7,219,459)	$12,771,192

Capital expenditures	$772,896	$736,916	$21,598	$36,549	$1,567,959

Total assets	$103,669,520	$101,872,795	$64,398,667	$7,949,763	$277,890,745

Year ended December 31, 2002
Net revenue	$64,811,126	$39,106,616	$10,774,287	$—	$114,692,029
Cost of services	23,506,507	11,280,485	2,671,384	—	37,458,376
Selling, general and administrative	21,815,189	14,330,753	4,238,251	—	40,384,193

Station operating income	19,489,430	13,495,378	3,864,652	—	36,849,460
Corporate general and administrative	2,758,738	1,891,151	501,355	—	5,151,244
Depreciation and amortization	1,771,537	1,506,544	389,548	57,855	3,725,484

Operating income (loss) from continuing operations	14,959,155	10,097,683	2,973,749	(57,855)	27,972,732
Interest expense	(5,515,586)	(5,783,673)	(3,964,389)	—	(15,263,648)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Loss on extinguishment of long-term debt	(775,638)	(506,015)	(624,531)	—	(1,906,184)
Gain on sale of investments	335,931	263,946	—	—	599,877
Gain on increase in fair value of derivative financial instruments	—	—	—	2,821,000	2,821,000
Interest income	150,502	172,221	235,851	52,609	611,183
Other non-operating expense	(107,173)	(1,274)	(314,715)	—	(423,162)

Income (loss) from continuing operations before income taxes	9,047,191	4,242,888	(1,694,035)	2,815,754	14,411,798
Income tax expense	—	—	—	5,812,479	5,812,479

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	9,047,191	4,242,888	(1,694,035)	(2,996,725)	8,599,319
Cumulative effect of accounting change	—	—	(11,676,516)	—	(11,676,516)
Discontinued operations	—	—	(649,853)	—	(649,853)

Net income (loss)	$9,047,191	$4,242,888	$(14,020,404)	$(2,996,725)	$(3,727,050)

Capital expenditures	$1,857,436	$632,571	$151,329	$30,348	$2,671,684

Total assets	$100,288,772	$103,976,841	$68,996,395	$8,828,562	$282,090,570

Year ended December 31, 2001
Net revenue	$66,292,601	$35,934,993	$12,904,207	$—	$115,131,801
Cost of services	26,835,342	10,987,847	3,588,074	—	41,411,263
Selling, general and administrative	21,185,541	14,565,602	5,191,289	—	40,942,432

Station operating income	18,271,718	10,381,544	4,124,844	—	32,778,106
Corporate general and administrative	2,830,434	1,853,341	—	—	4,683,775
Employee contract and termination expenses	160,903	465,745	901,116	—	1,527,764
Depreciation and amortization	12,111,535	8,382,922	6,887,205	57,517	27,439,179
Impairment loss on long-lived assets	—	—	7,000,000	—	7,000,000

Operating income (loss) from continuing operations	3,168,846	(320,464)	(10,663,477)	(57,517)	(7,872,612)
Interest expense	(5,805,281)	(5,914,708)	(4,932,374)	—	(16,652,363)
Loss on decrease in fair value of derivative financial instruments	—	—	—	(4,696,000)	(4,696,000)
Loss on investments	(1,030,521)	(475,625)	(79,271)	—	(1,585,417)
Interest income	188,151	197,386	—	45,298	430,835

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Radio Group One	Radio Group Two	Radio Group Three	Corporate	Total
Other non-operating income (expense)	2,207,868	(576,291)	(68,760)	—	1,562,817

Loss from continuing operations before income taxes	(1,270,937)	(7,089,702)	(15,743,882)	(4,708,219)	(28,812,740)
Income tax benefit	—	—	—	(6,997,539)	(6,997,539)

Income (loss) from continuing operations before cumulative effect of accounting change and discontinued operations	(1,270,937)	(7,089,702)	(15,743,882)	2,289,320	(21,815,201)
Cumulative effect of accounting change	—	—	—	41,000	41,000
Discontinued operations	—	—	(359,921)	—	(359,921)

Net income (loss)	$(1,270,937)	$(7,089,702)	$(16,103,803)	$2,330,320	$(22,134,122)

Capital expenditures	$1,654,787	$767,042	$237,758	$31,443	$2,691,030

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

(13)    Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$24,519,616	$28,473,088	$29,356,876	$32,132,660
Operating income from continuing operations	4,657,334	7,055,229	7,305,627	7,374,416
Income from continuing operations before discontinued operations	1,709,494	4,382,621	3,112,232	3,300,005
Net income	1,976,334	4,382,621	3,112,232	3,300,005
Basic and diluted income from continuing operations before discontinued operations per share	0.07	0.18	0.13	0.14
Basic and diluted net income per share	0.08	0.18	0.13	0.14

Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$24,872,458	$28,327,654	$28,793,802	$32,698,115
Operating income from continuing operations	4,744,080	7,512,699	7,219,285	8,496,668
Income from continuing operations before cumulative effect of accounting change and discontinued operations	1,183,342	2,647,124	1,585,548	3,183,305
Net income (loss)	(10,982,915)	2,600,939	1,480,058	3,174,868
Basic and diluted income from continuing operations before cumulative effect of accounting change and discontinued operations per share	0.05	0.11	0.06	0.13
Basic and diluted net income (loss) per share	(0.45)	0.11	0.06	0.13

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Related Party Transactions

Notes receivable totaling $4.6 million are due from Beasley Family Towers, Inc. (“BFT”), which is a corporation owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2001, 2002 and 2003 interest income on the notes receivable from BFT was approximately $342,000, $323,000 and $314,000, respectively.

In December 2001, BFT built a new tower for WGAC-AM in the Augusta, Georgia market and the Company forgave the indebtedness of approximately $163,000 associated with the note for the original tower. The new tower is leased to the Company on terms identical to the lease for the original tower.

The Company leases office and studio space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. The lease agreements expire on September 1, 2004. For the years ended December 31, 2001, 2002 and 2003, rental expense paid to Mr. Beasley was approximately $102,000, $108,000 and $115,000, respectively.

The Company leases a radio tower in Augusta, Georgia from Wintersrun Communications, Inc. (“WCI”), which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2001, 2002 and 2003, rental expense paid to WCI was approximately $23,000, $23,000 and $24,000, respectively.

The Company leases office and studio space in Boca Raton, Florida from BFT. The lease agreement expires on June 5, 2010. For the years ended December 31, 2001, 2002 and 2003, rental expense paid to BFT was approximately $74,000, $78,000 and $82,000, respectively.

The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp. (“BBMC”), which is wholly-owned by George G. Beasley. For the years ended December 31, 2001, 2002 and 2003, rental expense paid to BBMC was approximately $89,000, $89,000 and $100,000, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2001, 2002 and 2003, rental expense paid to BFT was approximately $515,000, $527,000 and $527,000, respectively.

On November 1, 2003, the Company entered into an agreement to lease land for new office and studio space under construction in Augusta, Georgia from George G. Beasley. The lease agreement expires on November 1, 2023 and requires monthly lease payments totaling $32,000 per annum. For the year ended December 31, 2003, rental expense was approximately $5,000.

As of December 31, 2003, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2004	$686,000
2005	614,000
2006	619,000
2007	625,000
2008	631,000
Thereafter	6,419,000

Total	$9,594,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•	Notes receivable—It is not practicable to estimate the fair value of notes receivable from related parties due to their related party nature.

•	Investments—The fair value is estimated using quoted market prices where available and using management’s best estimate where quoted market prices are unavailable.

•	Credit facility—The fair value approximates carrying value due to the interest rate being based on current market rates.

•	Cap, collar and swap agreements—The Company has entered into various agreements to hedge against the potential impact of increases in interest rates on the credit facility. The estimated fair value of these agreements is summarized in note 8.

(16)    Commitments and Contingencies

The Company leases property and equipment from third parties under five- to forty-year operating leases. For the years ended December 31, 2001, 2002 and 2003, lease expense was $2.3 million, $1.9 million and $1.9 million, respectively. As of December 31, 2003, future minimum lease payments to third parties for the next five years and thereafter are summarized as follows:

2004	$1,906,000
2005	1,769,000
2006	1,709,000
2007	1,592,000
2008	1,427,000
Thereafter	5,282,000

Total	$13,685,000

In 2003, the Company entered into a two year contract for the radio broadcast rights relating to the Florida Marlins baseball team and a two year contract for the radio broadcast rights relating to the Florida Panthers hockey team. These contracts grant WQAM-AM the exclusive, English language rights for live radio broadcasts of the sporting events of these teams. The contracts require the Company to pay fees and to provide commercial advertising and other considerations. As of December 31, 2003, remaining payments of fees are $6.0 million in 2004 and approximately $139,000 in 2005.

The Company has timely filed license renewal applications for all of its radio stations however certain licenses were not renewed prior to their expiration dates. Based on having filed timely renewal applications, the Company continues to operate the radio stations operating under these licenses and does not anticipate that they will not be renewed.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(17)    Equity Plan

On February 11, 2000, the Company adopted the 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”). A total of 3,000,000 shares of Class A common stock were reserved for issuance under the Plan. The issued stock options have ten-year terms and generally vest ratably and become fully exercisable after a period of three to four years from the date of grant, however some contain performance-related provisions that may delay vesting beyond four years but no longer than seven years after the date of grant.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 3, 2003, the Board of Directors authorized the reserve of an additional 1,000,000 shares of Class A common stock for issuance under the Plan subject to stockholder approval at the 2004 Annual Meeting. Approval by stockholders is expected to be a formality as members of the Board of Directors control enough votes to approve the additional reserve, therefore the Company will continue to account for all option grants under the Plan, including the additional reserve, in accordance with APB Opinion 25. As of December 31, 2003, no options had been issued from the additional reserve.

As of December 31, 2003, there were 1,081,500 additional shares available for grant under the Plan.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance as of December 31, 2000	2,582,000	$15.27
Granted	105,000	14.43
Exercised	—	—
Forfeited	(21,000)	15.14
Expired	—	—

Balance as of December 31, 2001	2,666,000	$15.24
Granted	180,000	11.70
Exercised	—	—
Forfeited	(25,000)	14.90
Expired	—	—

Balance as of December 31, 2002	2,821,000	$15.02
Granted	97,500	12.06
Exercised	(1,666)	11.03
Forfeited	—	—
Expired	—	—

Balance as of December 31, 2003	2,916,834	$14.92

Options exercisable as of December 31:
2001	787,565	$15.39
2002	1,568,878	$15.34
2003	2,320,085	$15.34

The options outstanding as of December 31, 2003, have a range of exercise prices from $7.94 to $15.50 and a weighted-average remaining contractual life of 6.5 years.

The per share weighted-average fair value of stock options outstanding as of December 31, 2001, 2002 and 2003 was $8.84, $8.78, and $8.77, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Year ended December 31,
	2001	2002	2003
Expected life (in years)	7	7	7
Expected volatility	50%	68%	68%
Risk-free interest rate	3.54% to 5.04%	4.00%	3.81% to 4.40%
Dividend yield	—	—	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Subsequent Event

On February 27, 2004, the Company entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility (see note 7). The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. The revolving credit loan and term loan bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, the Company expects to record a $2.4 million loss on extinguishment of long-term debt during the first quarter of 2004.

The new credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $169.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of February 27, 2004, the scheduled repayments of the new credit facility for the next five years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	18,986,906	114,000,000	132,986,906

Total	$18,986,906	$150,000,000	$168,986,906

The Company is required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of February 27, 2004, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio.    On the last day of each fiscal quarter from February 27, 2004 to March 31, 2005, the Company’s consolidated total debt must not exceed 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2002 and 2003

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	607,147	1,210,436	1,241,241	576,342

Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	576,342	979,534	1,140,062	415,814
Valuation allowance for deferred tax assets	—	415,498	—	415,498

Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	415,814	951,264	899,775	467,303
Valuation allowance for deferred tax assets	415,498	60,721	—	476,219

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

As of December 31, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2004 proxy statement for the 2004 Annual Meeting of Stockholders to be held May 12, 2004, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Officers Compensation” in the 2004 proxy statement, which is expected to be filed with the Commission within 120 days after the close of our fiscal year. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the 2004 proxy statement are not incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2004 proxy statement, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 proxy statement, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the 2004 proxy statement, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Reports on Form 8-K. We filed a Current Report on Form 8-K on November 3, 2003 furnishing under Item 12 our earnings release dated November 3, 2003 regarding our third quarter 2003 financial results.

(c) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	George G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(1)

10.2	Bruce G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(1)

10.3	B. Caroline Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(1)

10.4	Brian E. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000.(1)

10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc.(1)

10.6	Allen B. Shaw executive employment agreement with Beasley Mezzanine Holdings, LLC, dated February 1, 2001.(3)

10.7	Amended and restated credit agreement between Beasley Mezzanine Holdings, LLC, Fleet National Bank, as syndication agent, Bank of America, as documentation agent, Bank of New York, as co-documentation agent and managing agent, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated September 30, 2002.(4)

10.8	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004.

21.1	Subsidiaries of the Company.(5)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).

(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.30 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated November 13, 2002.
(5)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 14, 2001.

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

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President, Co-Chief Operating Officer and Director	March 12, 2004

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board and Co-Chief Operating Officer	March 12, 2004

/s/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 12, 2004

/s/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 12, 2004

/s/ JOE B. COX Joe B. Cox	Director	March 12, 2004

/s/ MARK S. FOWLER Mark S. Fowler	Director	March 12, 2004

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	March 12, 2004