Form 10-Q
period 2004-03-31
BEASLEY BROADCAST GROUP INC
filed 2004-05-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Class A Common Stock, $.001 par value, 7,444,364 Shares Outstanding as of May 5, 2004

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of May 5, 2004

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,729,746	$10,065,351
Accounts receivable, less allowance for doubtful accounts of $467,303 in 2003 and $488,168 in 2004	21,441,820	16,767,604
Trade sales receivable	1,656,604	1,632,310
Other receivables	902,673	848,629
Prepaid expenses and other	1,952,853	2,861,232
Deferred tax assets	1,102,455	2,590,117

Total current assets	34,786,151	34,765,243
Notes receivable	4,411,976	4,373,203
Property and equipment, net	16,979,825	17,392,692
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Other intangibles, net	3,704,131	3,399,751
Investments	3,800,002	4,372,002
Derivative financial instruments	423,673	—
Other assets	482,429	705,405

Total assets	$277,890,745	$278,310,854

Total Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,997,209	$2,026,212
Accrued expenses	3,953,347	4,641,408
Trade sales payable	1,857,324	1,568,063
Derivative financial instruments	179,185	140,072

Total current liabilities	7,987,065	8,375,755
Long-term debt	169,986,906	167,986,906
Derivative financial instruments	—	91,263
Deferred tax liabilities	30,506,455	32,143,852

Total liabilities	208,480,426	208,597,776
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,442,364 and 7,444,364 issued and outstanding in 2003 and 2004, respectively	7,443	7,445
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,654,351	106,679,201
Accumulated deficit	(39,707,348)	(39,464,467)
Accumulated other comprehensive income	2,439,041	2,474,067

Stockholders’ equity	69,410,319	69,713,078

Total liabilities and stockholders’ equity	$277,890,745	$278,310,854

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2003	2004
	(Unaudited)
Net revenue	$24,519,616	$26,068,618

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,060,844	8,923,760
Selling, general and administrative	9,506,843	10,039,239
Corporate general and administrative	1,393,170	1,562,610
Depreciation and amortization	901,425	822,826

Total costs and expenses	19,862,282	21,348,435
Operating income from continuing operations	4,657,334	4,720,183
Other income (expense):
Interest expense	(3,088,990)	(1,964,500)
Loss on extinguishment of long-term debt	—	(2,418,781)
Other non-operating expenses	(55,499)	(61,037)
Gain on sale of investments	799,548	—
Gain on increase in fair value of derivative financial instruments	406,000	39,113
Interest income	167,392	88,856
Other non-operating income	—	967

Income from continuing operations before income taxes	2,885,785	404,801
Income tax expense	1,176,291	161,920

Income from continuing operations before discontinued operations	1,709,494	242,881
Discontinued operations (net of income tax expense of $137,463)	266,840	—

Net income	$1,976,334	$242,881

Basic and diluted net income per share:
Income from continuing operations before discontinued operations	$0.07	$0.01
Discontinued operations	0.01	—

Net income	$0.08	$0.01

Basic common shares outstanding	24,273,441	24,275,700

Diluted common shares outstanding	24,285,116	24,773,845

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2003	2004
	(Unaudited)
Net income	$1,976,334	$242,881

Other comprehensive income (loss):
Unrealized gain on available-for-sale investments (net of income tax expense of $1,467,560 and $220,906 for the three months ended March 31, 2003 and 2004, respectively)	2,332,440	351,094
Unrealized loss on derivative financial instruments (net of income tax benefit of $198,868)	—	(316,068)

Comprehensive earnings	2,332,440	35,026

Comprehensive income	$4,308,774	$277,907

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,976,334	$242,881
Income from discontinued operations	(266,840)	—

Income from continuing operations	1,709,494	242,881
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Income from trade sales	(82,019)	(249,293)
Depreciation and amortization	901,425	822,826
Loss on extinguishment of long-term debt	—	2,418,781
Gain on sale of investments	(799,548)	—
Gain on increase in fair value of derivative financial instruments	(406,000)	(39,113)
Change in operating assets and liabilities net of effects of acquisitions and dispositions of radio stations:
Decrease in receivables	4,294,985	4,730,778
Increase in prepaid expenses and other	(400,602)	(908,379)
Increase in other assets	(180,847)	(222,976)
Increase in payables and accrued expenses	84,436	718,463
Increase in deferred income taxes	1,209,750	134,650

Net cash provided by continuing operations	6,331,074	7,648,618
Net cash used in discontinued operations	(199,626)	—

Net cash provided by operating activities	6,131,448	7,648,618

Cash flows from investing activities:
Capital expenditures	(259,533)	(1,065,445)
Proceeds from disposition of radio stations	1,500,000	—
Proceeds from sale of investments	899,548	—
Repayment of related party notes receivable	34,678	36,255

Net cash provided by (used in) investing activities	2,174,693	(1,029,190)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	168,986,906
Principal payments on indebtedness	(4,331,324)	(170,986,906)
Payments of loan fees	—	(2,300,323)
Proceeds from exercise of employee stock options	—	16,500

Net cash used in financing activities	(4,331,324)	(4,283,823)

Net increase in cash and cash equivalents	3,974,817	2,335,605
Cash and cash equivalents at beginning of period	5,447,604	7,729,746

Cash and cash equivalents at end of period	$9,422,421	$10,065,351

Cash paid for interest	$3,061,164	$2,067,884

Cash paid for income taxes	$58,950	$173,580

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$1,319,037	$1,472,916

Trade sales expense	$1,237,018	$1,223,623

Property and equipment acquired through placement of advertising air time	$10,484	$—

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (the “Company”) for the interim periods presented. Results of the first quarter of 2004 are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts previously reported in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2)    Stock-Based Employee Compensation

As of March 31, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended March 31,
	2003	2004
Net income	$1,976,334	$242,881
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $377,583 in 2003 and $102,415 in 2004)	(600,104)	(162,423)

Adjusted net income	$1,376,230	$80,458

Net income per share:
Basic and diluted—as reported	$0.08	$0.01

Basic and diluted—as adjusted	$0.06	$0.00

(3)    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, the Company adopted FIN 46 with no material impact on its condensed consolidated financial statements. In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), which revised and clarified FIN 46. The issuance of FIN 46(R) had no material impact on the Company’s condensed consolidated financial statements or on its adoption of FIN 46 effective July 1, 2003.

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

(4)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2003	March 31, 2004
Credit facility:
Revolving credit loan	$39,407,958	$17,986,906
Term loan	—	150,000,000
Term loan A	31,578,948	—
Term loan B	99,000,000	—

	169,986,906	167,986,906
Less current installments	—	—

	$169,986,906	$167,986,906

On February 27, 2004, the Company entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.375% as of December 31, 2003 and March 31, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, the Company recorded a $2.4 million loss on extinguishment of long-term debt in the three months ended March 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of March 31, 2004, the Company had $57.0 million in remaining commitments available under its new credit facility; however, as of March 31, 2004, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $22.8 million.

The new credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $168.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	17,986,906	114,000,000	131,986,906

Total	$17,986,906	$150,000,000	$167,986,906

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2004, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from April 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of March 31, 2004, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(5)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(6)    Segment Information

Effective January 1, 2004, the Company reorganized its internal reporting process and the information provided to the Company’s chief operating decision maker to better facilitate his evaluation of the performance of the Company’s radio stations. The Company’s chief operating decision maker now receives operating results and other information directly from the Company’s radio stations and no longer evaluates performance or allocates resources based on the operating segments previously reported. As a result of this reorganization, the Company now operates only one segment which includes all of its radio stations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time, and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004.

General

We own and operate 41 radio stations in 10 markets including Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Effective January 1, 2004, we reorganized our internal reporting process and the information provided to our chief operating decision maker to better facilitate his evaluation of the performance of our radio stations. Our chief operating decision maker now receives operating results and other information directly from our radio stations and no longer evaluates performance or allocates resources based on the operating segments previously reported. As a result of this reorganization, we now operate only one segment which includes all of our radio stations.

Net Revenue.    Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions. Local revenue generally consists of advertising airtime sales to advertisers in a radio station’s local market either directly with the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

The advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels generally determine our net revenue. Advertising rates are primarily based on the following factors:

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

We use trade agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services, however, we minimize our use of trade agreements to maximize cash revenue from our inventory of airtime. The following summary table presents a comparison of our trade revenue and expenses for the three months ended March 31, 2003 and 2004.

	Three months ended March 31,
	2003	2004
Trade revenue	$1,319,037	$1,472,916
Trade expenses	$1,237,018	$1,223,623

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

Recent Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, we adopted FIN 46 with no material impact on our condensed consolidated financial statements. In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), which revised and clarified FIN 46. The issuance of FIN 46(R) had no material impact on our condensed consolidated financial statements or on our adoption of FIN 46 effective July 1, 2003.

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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2003	2004	$	%
Net revenue	$24,519,616	$26,068,618	$1,549,002	6.3%
Cost of services	8,060,844	8,923,760	862,916	10.7
Selling, general and administrative expenses	9,506,843	10,039,239	532,396	5.6
Corporate general and administrative expenses	1,393,170	1,562,610	169,440	12.2
Depreciation and amortization	901,425	822,826	(78,599)	(8.7)
Interest expense	3,088,990	1,964,500	(1,124,490)	(36.4)
Net income	1,976,334	242,881	(1,733,453)	(87.7)

Net Revenue.    The increase in net revenue was due to improved performance in eight of our ten market clusters and included a $0.6 million increase at our Miami-Ft. Lauderdale market cluster and a $0.6 million increase at our Ft. Myers-Naples market cluster. Net revenue decreased $0.7 million at one radio station that changed formats in our Philadelphia market cluster during the fourth quarter of 2003.

Cost of Services.    The increase in cost of services was primarily due to an increase in programming and promotional expenses at all of our market clusters.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was primarily due to increased selling expenses incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased compensation and compliance costs associated with changes in regulations applicable to public companies.

Interest Expense.    The decrease in interest expense was primarily due to a reduction of the outstanding balance under our credit facility and associated borrowing costs as described in Net Cash Provided By (Used In) Financing Activities in the Liquidity and Capital Resources section in this Item.

Loss on Extinguishment of Long-Term Debt.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the three months ended March 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

Gain on Investments.    Our $0.8 million gain on sale of investments in 2003 was the result of the sale of an aggregate of 100,000 shares of common stock of FindWhat.com during the three months ended March 31, 2003.

Gain (Loss) on Change in Fair Value of Derivative Financial Instruments.    In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate cap, collar and swap agreements are carried at fair value. The estimated fair value of each agreement is based on the amounts we would expect to receive or pay to terminate the agreement. The gain on increase in fair value of derivative financial instruments of approximately $39,000 for the three months ended March 31, 2004 and $0.4 million for the three months ended March 31, 2003 reflects the decrease in the amounts we would expect to pay to terminate our interest rate cap, collar and swap agreements not designated as hedges in accordance with SFAS 133.

Discontinued Operations.    On October 3, 2002, we entered into a definitive agreement with ABC, Inc. to sell WBYU-AM in the New Orleans market for $1.5 million, subject to certain adjustments. As of the completion of this sale on February 5, 2003, we no longer had operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2003. Net income from discontinued operations was $0.3 million for the three months ended March 31, 2003, which included a gain on disposal of $0.3 million, net of income taxes.

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

As of March 31, 2004, we held $10.1 million in cash and cash equivalents and had $57.0 million in remaining commitments available under our credit facility; however, as of March 31, 2004, our maximum total leverage covenant would have limited additional borrowings to $22.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2003 and 2004 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2003	2004
Net cash provided by operating activities	$6,131,448	$7,648,618
Net cash provided by (used in) investing activities	2,174,693	(1,029,190)
Net cash used in financing activities	(4,331,324)	(4,283,823)

Net increase in cash and cash equivalents	3,974,817	2,335,605

Net Cash Provided By Operating Activities.    The increase in net cash from operating activities for 2004 compared to 2003 was primarily due to a $1.8 million increase in cash receipts from sales and a $2.2 million decrease in cash paid for interest during 2004. These increases were partially offset by a $2.7 million increase in cash paid for station operating expenses.

Net Cash Provided By (Used In) Investing Activities.    Net cash used in investing activities in 2004 was primarily due to cash payments for capital expenditures of $1.1 million. Net cash provided by investing activities in 2003 was primarily due to the receipt of cash proceeds of $1.5 million from the sale of one radio station in the New Orleans market and $0.9 million from the sale of investments. Cash payments for capital expenditures were $0.3 million in 2003.

Net Cash Used In Financing Activities.    Net cash used in financing activities in 2004 was primarily due to the payments of loan fees of $2.3 million for our new credit facility and repayment of borrowings under our credit facility with $2.0 million of unscheduled repayments. Net cash used in financing activities in 2003 was primarily due to the repayment of borrowings under our credit facility with $1.8 million of scheduled repayments, $1.5 million of cash proceeds from the sale of one radio station in the New Orleans market, and $1.0 million of additional repayments.

Credit Facility.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.375% as of December 31, 2003 and March 31, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the three months ended March 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of March 31, 2004, we had $57.0 million in remaining commitments available under our new credit facility; however, as of March 31, 2004, our maximum consolidated total debt covenant would have limited additional borrowings to $22.8 million.

The new credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $168.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of March 31, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	17,986,906	114,000,000	131,986,906

Total	$17,986,906	$150,000,000	$167,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the three months ended March 31, 2004, our unused commitment fee was approximately $39,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of March 31, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2004, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from April 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Coverage Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of March 31, 2004, we believe that we were in compliance with all applicable financial covenants. As of March 31, 2004, as calculated pursuant to the terms of our new credit agreement, our consolidated total debt ratio was 5.5 times consolidated operating cash flow, our interest coverage ratio was 3.03 times interest expense, and our fixed charge coverage ratio was 2.43 times fixed charges.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit facility could result in the acceleration of the maturity of our outstanding debt which could have a material adverse effect on our business or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2004, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the current interest rate under these borrowings, it is estimated that our annualized interest expense would increase by $1.0 million and net income would decrease by $0.6 million. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of March 31, 2004, we have entered into four interest rate swap agreements with a $60.0 million aggregate notional amount, two interest rate collar agreements with a $25.0 million aggregate notional amount, and one interest rate cap agreement with a $10.0 million notional amount. These agreements expire from May 2004 to May 2006. As of March 31, 2004, the fair value of these agreements designated as cash flow hedges was a liability of approximately $91,000 and the fair value of these agreements not designated as cash flow hedges was a liability of $0.1 million.

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

As of March 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY

SECURITIES.

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.

(b)	Reports on Form 8-K during the three months ended March 31, 2004.

We filed a Current Report on Form 8-K on March 3, 2004 furnishing under Item 12 our earnings release dated March 3, 2004 regarding our fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: May 6, 2004

/s/ GEORGE G. BEASLEY

	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 6, 2004

/s/ CAROLINE BEASLEY

	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)