Form 10-Q
period 2004-06-30
BEASLEY BROADCAST GROUP INC
filed 2004-08-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Class A Common Stock, $.001 par value, 7,444,364 Shares Outstanding as of August 3, 2004

Class B Common Stock, $.001 par value, 16,832,743 Shares Outstanding as of August 3, 2004

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,729,746	$8,407,099
Accounts receivable, less allowance for doubtful accounts of $467,303 in 2003 and $463,781 in 2004	21,441,820	19,894,664
Trade sales receivable	1,656,604	1,630,480
Other receivables	902,673	843,257
Prepaid expenses and other	1,952,853	4,000,409
Deferred tax assets	1,102,455	1,400,608

Total current assets	34,786,151	36,176,517
Notes receivable	4,411,976	4,334,489
Property and equipment, net	16,979,825	18,426,080
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Other intangibles, net	3,704,131	3,234,535
Investments	3,800,002	4,678,002
Derivative financial instruments	423,673	918,245
Other assets	482,429	679,965

Total assets	$277,890,745	$281,750,391

Total Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$1,875,000
Accounts payable	1,997,209	1,635,538
Accrued expenses	3,953,347	5,024,041
Trade sales payable	1,857,324	1,740,341
Derivative financial instruments	179,185	27,236

Total current liabilities	7,987,065	10,302,156
Long-term debt, less current installments	169,986,906	163,111,906
Deferred tax liabilities	30,506,455	34,042,571

Total liabilities	208,480,426	207,456,633
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,442,364 and 7,444,364 issued and outstanding in 2003 and 2004, respectively	7,443	7,445
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 issued and outstanding	16,832	16,832
Additional paid-in capital	106,654,351	106,679,201
Accumulated deficit	(39,707,348)	(35,691,246)
Accumulated other comprehensive income	2,439,041	3,281,526

Stockholders’ equity	69,410,319	74,293,758

Total liabilities and stockholders’ equity	$277,890,745	$281,750,391

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net revenue	$28,473,088	$30,959,144	$52,992,704	$57,027,762

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	9,384,917	10,024,336	17,445,761	18,948,096
Selling, general and administrative	9,715,724	10,724,869	19,222,567	20,764,108
Corporate general and administrative	1,423,423	1,535,343	2,816,593	3,097,953
Depreciation and amortization	893,795	803,649	1,795,220	1,626,475

Total costs and expenses	21,417,859	23,088,197	41,280,141	44,436,632
Operating income from continuing operations	7,055,229	7,870,947	11,712,563	12,591,130
Other income (expense):
Interest expense	(2,836,625)	(1,641,008)	(5,925,615)	(3,605,508)
Loss on extinguishment of long-term debt	—	—	—	(2,418,781)
Other non-operating expenses	(1,379)	—	(56,878)	(61,037)
Gain on sale of investments	2,495,451	—	3,294,999	—
Gain on increase in fair value of derivative financial instruments	414,000	112,836	820,000	151,949
Interest income	178,204	90,528	345,596	179,384
Other non-operating income	9,672	—	9,672	967

Income from continuing operations before income taxes	7,314,552	6,433,303	10,200,337	6,838,104
Income tax expense	2,931,931	2,660,082	4,108,222	2,822,002

Income from continuing operations before discontinued operations	4,382,621	3,773,221	6,092,115	4,016,102
Discontinued operations (net of income tax expense of $137,463)	—	—	266,840	—

Net income	$4,382,621	$3,773,221	$6,358,955	$4,016,102

Basic net income per share:
Income from continuing operations before discontinued operations	$0.18	$0.16	$0.25	$0.17
Discontinued operations	—	—	0.01	—

Net income	$0.18	$0.16	$0.26	$0.17

Diluted net income per share:
Income from continuing operations before discontinued operations	$0.18	$0.15	$0.25	$0.16
Discontinued operations	—	—	0.01	—

Net income	$0.18	$0.15	$0.26	$0.16

Basic common shares outstanding	24,273,441	24,275,107	24,273,441	24,275,404

Diluted common shares outstanding	24,316,430	24,381,246	24,298,580	24,584,525

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net income	$4,382,621	$3,773,221	$6,358,955	$4,016,102

Other comprehensive income:
Unrealized gain on available-for-sale investments (net of income tax expense of $280,960 and $118,177 for the three months ended June 30, 2003 and 2004, respectively and $1,748,520 and $339,083 for the six months ended June 30, 2003 and 2004, respectively)	446,540	187,823	2,778,980	538,917
Unrealized gain (loss) on derivative financial instruments (net of income tax benefit of $25,103 and income tax expense of $389,872 for the three months ended June 30, 2003 and 2004, respectively, and income tax benefit of $25,103 and income tax expense of $191,004 for the six months ended June 30, 2003 and 2004, respectively)	(39,897)	619,636	(39,897)	303,568

Comprehensive earnings	406,643	807,459	2,739,083	842,485

Comprehensive income	$4,789,264	$4,580,680	$9,098,038	$4,858,587

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$6,358,955	$4,016,102
Income from discontinued operations	(266,840)	—

Income from continuing operations	6,092,115	4,016,102
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Income from trade sales	(118,971)	(188,395)
Depreciation and amortization	1,795,220	1,626,475
Loss on extinguishment of long-term debt	—	2,418,781
Gain on sale of investments	(3,294,999)	—
Gain on increase in fair value of derivative financial instruments	(820,000)	(151,949)
Change in operating assets and liabilities net of effects of acquisitions and dispositions of radio stations:
Decrease in receivables	2,079,932	1,611,655
Increase in prepaid expenses and other	(2,001,018)	(2,047,556)
Increase in other assets	(222,825)	(197,536)
Increase in payables and accrued expenses	1,048,900	710,422
Increase in deferred income taxes	4,001,232	2,714,829

Net cash provided by continuing operations	8,559,586	10,512,828
Net cash used in discontinued operations	(199,626)	—

Net cash provided by operating activities	8,359,960	10,512,828

Cash flows from investing activities:
Capital expenditures	(613,524)	(2,624,056)
Proceeds from disposition of radio stations	1,500,000	—
Proceeds from sale of investments	3,544,999	—
Repayment of related party notes receivable	68,883	72,404

Net cash provided by (used in) investing activities	4,500,358	(2,551,652)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	168,986,906
Principal payments on indebtedness	(11,161,066)	(173,986,906)
Payments of loan fees	—	(2,300,323)
Proceeds from exercise of employee stock options	—	16,500

Net cash used in financing activities	(11,161,066)	(7,283,823)

Net increase in cash and cash equivalents	1,699,252	677,353
Cash and cash equivalents at beginning of period	5,447,604	7,729,746

Cash and cash equivalents at end of period	$7,146,856	$8,407,099

Cash paid for interest	$5,853,853	$3,656,947

Cash paid for income taxes	$226,550	$412,080

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$2,842,144	$3,014,818

Trade sales expense	$2,723,173	$2,826,423

Property and equipment acquired through placement of advertising air time	$56,939	$97,536

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments deemed necessary to summarize fairly and reflect the financial position and results of operations of Beasley Broadcast Group, Inc. (the “Company”) for the interim periods presented. Results of the second quarter of 2004 are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts previously reported in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2)    Stock-Based Employee Compensation

As of June 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income	$4,382,621	$3,773,221	$6,358,955	$4,016,102
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $96,955 and $72,927 for the three months ended June 30, 2003 and 2004, respectively, and $474,538 and $175,342 for the six months ended June 30, 2003 and 2004, respectively)	(154,094)	(116,253)	(754,198)	(278,676)

Adjusted net income	$4,228,527	$3,656,968	$5,604,757	$3,737,426

Net income per share:
Basic—as reported	$0.18	$0.16	$0.26	$0.17

Diluted—as reported	$0.18	$0.15	$0.26	$0.16

Basic and diluted—as adjusted	$0.17	$0.15	$0.23	$0.15

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(4)    Acquisitions

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. The Company expects to complete these acquisitions in 2005 however; they are subject to certain conditions, including FCC approval.

(5)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2003	June 30, 2004
Credit facility:
Revolving credit loan	$39,407,958	$14,986,906
Term loan	—	150,000,000
Term loan A	31,578,948	—
Term loan B	99,000,000	—

	169,986,906	164,986,906
Less current installments	—	(1,875,000)

	$169,986,906	$163,111,906

On February 27, 2004, the Company entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.6061% as of December 31, 2003 and June 30, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, the Company recorded a $2.4 million loss on extinguishment of long-

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

term debt in the six months ended June 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of June 30, 2004, the Company had $60.0 million in remaining commitments available under its new credit facility; however, as of June 30, 2004, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $31.4 million.

The new credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $165.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of June 30, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	14,986,906	114,000,000	128,986,906

Total	$14,986,906	$150,000,000	$164,986,906

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2004, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from July 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of June 30, 2004, management of the Company believed it was in compliance with applicable financial covenants.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

On June 18, 2004, the Company’s credit agreement was amended to permit the Company to repurchase up to $50.0 million of its common stock and to pay dividends on its common stock in an amount up to an aggregate of $5.0 million per year.

(6)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(7)    Segment Information

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

Recent Developments

In June 2004, we entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. We expect to complete these acquisitions in 2005 however; they are subject to certain conditions, including FCC approval.

In June 2004, our credit agreement was amended to permit us to repurchase up to $50.0 million of our common stock and to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year. As a result of this amendment, our board of directors has authorized the repurchase of up to $25.0 million worth of our common stock in open market or privately negotiated transactions from time to time over a period of one year from the date of authorization, in compliance with the SEC’s Rule 10b-18 and subject to market conditions, applicable legal requirements and the terms of our credit agreement. Our plan to repurchase shares of our common stock does not obligate us to acquire any particular amount of common stock and may be suspended or reinstated at any time and from time to time. The aforementioned amendment to our credit agreement removes a contractual impediment to our ability to pay up to $5.0 million of dividends annually on our common stock. In connection with seeking the amendment to our credit facility, our Board of Directors has considered the possibility of paying a dividend on our common stock in the future, although, as of the date hereof, our Board has not declared any dividend on our common stock. Any decision by our Board to declare and pay a dividend on our common stock in the future, and the amount of any such dividend, will be based on such factors as our financial results, liquidity requirements and capital resources at the time of such declaration, the status of our stock repurchase plan, the terms of, and effect of any such dividend on, our credit facility and the Board’s assessment of other factors that could be material to us.

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

Financial Statement Presentation

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

We use trade sales agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services, however, we minimize our use of trade sales agreements to maximize cash revenue from our inventory of airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Trade sales revenue	$1,523,107	$1,541,902	$2,842,144	$3,014,818
Trade sales expenses	$1,486,155	$1,602,800	$2,723,173	$2,826,423

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2003	2004	$	%
Net revenue	$28,473,088	$30,959,144	$2,486,056	8.7%
Cost of services	9,384,917	10,024,336	639,419	6.8
Selling, general and administrative expenses	9,715,724	10,724,869	1,009,145	10.4
Corporate general and administrative expenses	1,423,423	1,535,343	111,920	7.9
Interest expense	2,836,625	1,641,008	(1,195,617)	(42.1)
Net income	4,382,621	3,773,221	(609,400)	(13.9)

Net Revenue.    The increase in net revenue was due to improved performance in seven of our ten market clusters and included a $0.9 million increase at our Miami-Ft. Lauderdale market cluster, a $0.5 million increase at our Las Vegas market cluster, and a $0.5 million increase at our Ft. Myers-Naples market cluster.

Cost of Services.    The increase in cost of services was primarily due to an increase in programming and promotional expenses at nine of our ten market clusters.

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

Interest Expense.    The decrease in interest expense was primarily due to a $27.0 million reduction of the outstanding balance under our credit facility from April 1, 2003 to June 30, 2004 and a reduction in associated borrowing costs.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2003	2004	$	%
Net revenue	$52,992,704	$57,027,762	$4,035,058	7.6%
Cost of services	17,445,761	18,948,096	1,502,335	8.6
Selling, general and administrative expenses	19,222,567	20,764,108	1,541,541	8.0
Corporate general and administrative expenses	2,816,593	3,097,953	281,360	10.0
Interest expense	5,925,615	3,605,508	(2,320,107)	(39.2)
Loss on extinguishment of long-term debt	—	2,418,781	2,418,781	N/a
Net income	6,358,955	4,016,102	(2,342,853)	(36.8)

Net Revenue.    The increase in net revenue was due to improved performance in eight of our ten market clusters and included a $1.4 million increase at our Miami-Ft. Lauderdale market cluster, a $1.1 million increase at our Ft. Myers-Naples market cluster and a $0.7 million increase at our Las Vegas market cluster. Net revenue decreased $1.1 million at one radio station that changed formats in our Philadelphia market cluster during the fourth quarter of 2003.

Cost of Services.    The increase in cost of services was primarily due to an increase in programming and promotional expenses at nine of our ten market clusters.

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

Interest Expense.    The decrease in interest expense was primarily due to a $31.4 million reduction of the outstanding balance under our credit facility from January 1, 2003 to June 30, 2004 and a reduction in associated borrowing costs.

Loss on Extinguishment of Long-Term Debt.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the six months ended June 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally-generated cash flow and our credit facility. Our liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, radio station acquisitions, our recently authorized share repurchase of up to $25.0 million, and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

•	internally-generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for at least the next twelve months. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing requirements sooner than we expect and, we may not secure financing when needed or on acceptable terms.

As of June 30, 2004, we held $8.4 million in cash and cash equivalents and had $60.0 million in remaining commitments available under our credit facility; however, as of June 30, 2004, our maximum total leverage covenant would have limited additional borrowings to $31.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Our share repurchase program, any future dividend payments, poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility.

Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been related to maintenance of our studio and office space and the technological improvement and maintenance of our broadcasting equipment. However, we have purchased or constructed studio and office space in some of our markets to facilitate the consolidation of our operations.

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2003 and 2004 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,
	2003	2004
Net cash provided by operating activities	$8,359,960	$10,512,828
Net cash provided by (used in) investing activities	4,500,358	(2,551,652)
Net cash used in financing activities	(11,161,066)	(7,283,823)

Net increase in cash and cash equivalents	$1,699,252	$677,353

Net Cash Provided By Operating Activities.    Net cash from operating activities increased for the six months ended June 30, 2004 compared to the same period in 2003 despite a $3.8 million increase in cash paid for programming and promotional expenses and selling expenses incurred in connection with generating the increase in sales. The increase in net cash was primarily due to a $3.4 million increase in cash receipts from sales and a $2.2 million decrease in cash paid for interest during 2004.

Net Cash Provided By (Used In) Investing Activities.    Net cash used in investing activities in the six months ended June 30, 2004 was primarily due to cash payments for capital expenditures of $2.6 million primarily related to the construction of a new building for studio and office space in Augusta, Georgia to consolidate our operations in that market. Net cash provided by investing activities in the same period in 2003 was primarily due to the receipt of cash proceeds of $1.5 million from the sale of one radio station in the New Orleans market and $3.5 million from the sale of investments. Cash payments for capital expenditures were $0.6 million in 2003.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the six months ended June 30, 2004 was primarily due to the payments of loan fees of $2.3 million for our new credit facility and repayment of borrowings under our credit facility with $5.0 million of unscheduled repayments. Net cash used in financing activities in the same period in 2003 was primarily due to the repayment of borrowings under our credit facility with $3.7 million of scheduled repayments, $1.5 million of cash proceeds from the sale of one radio station in the New Orleans market, and $6.0 million of additional repayments.

Credit Facility.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.6061% as of December 31, 2003 and June 30, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the six months ended June 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of June 30, 2004, we had $60.0 million in remaining commitments available under our new credit facility; however, as of June 30, 2004, our maximum consolidated total debt covenant would have limited additional borrowings to $31.4 million.

The new credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $165.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of June 30, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving credit Loan	Term loan	Total credit facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000

	Revolving credit Loan	Term loan	Total credit facility
2007	$—	$10,875,000	$10,875,000
2008	—	12,000,000	12,000,000
Thereafter	14,986,906	114,000,000	128,986,906

Total	$14,986,906	$150,000,000	$164,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the three and six months ended June 30, 2004, our unused commitment fee was approximately $74,000 and $0.1 million, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of June 30, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2004, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from July 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Coverage Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of June 30, 2004, we believe that we were in compliance with all applicable financial covenants. As of June 30, 2004, as calculated pursuant to the terms of our new credit agreement, our consolidated total debt ratio was 5.25 times consolidated operating cash flow, our interest coverage ratio was 3.54 times interest expense, and our fixed charge coverage ratio was 2.49 times fixed charges.

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

As described elsewhere in this report, in June 2004, our credit agreement was amended to permit us to repurchase up to $50.0 million of our common stock and to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2004, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the current interest rate under these borrowings, it is estimated that our annualized interest expense would increase by $1.0 million and net income would decrease by $0.6 million. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2004, we have entered into four interest rate swap agreements with a $60.0 million aggregate notional amount and two interest rate collar agreements with a $25.0 million aggregate notional amount. These agreements expire from November 2004 to May 2006. As of June 30, 2004, the fair value of these agreements designated as cash flow hedges was an asset of $0.9 million and the fair value of these agreements not designated as cash flow hedges was a liability of approximately $27,000.

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

As of June 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 12, 2004. The matters voted on at the meeting and the results of these votes are as follows:

1. Election of directors:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	170,980,108	769,699	—
Bruce G. Beasley	170,981,700	768,107	—
Caroline Beasley	170,980,108	769,699	—
Brian E. Beasley	170,980,108	769,699	—
Joe B. Cox	171,454,924	294,883	—
Allen B. Shaw	170,980,108	769,699	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	6,694,854	294,883	—
Herbert W. McCord	6,694,854	294,883	—

2. Amendment of the 2000 Equity Plan:

	For	Against or Withheld	Abstentions and Broker Non-votes
2000 Equity Plan amendment	169,037,072	965,057	10,200

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004.(3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.

(b) Reports on Form 8-K during the three months ended June 30, 2004.

We filed a Current Report on Form 8-K on May 3, 2004 furnishing under Item 12 our earnings release dated May 3, 2004 regarding our first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: August 5, 2004

/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 5, 2004

/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)