Form 10-Q
period 2004-09-30
BEASLEY BROADCAST GROUP INC
filed 2004-11-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Class A Common Stock, $.001 par value, 7,416,299 Shares Outstanding as of November 1, 2004

Class B Common Stock, $.001 par value, 16,817,743 Shares Outstanding as of November 1, 2004

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,729,746	$10,406,677
Accounts receivable, less allowance for doubtful accounts of $467,303 in 2003 and $464,597 in 2004	21,441,820	22,086,869
Trade sales receivable	1,656,604	1,592,011
Other receivables	902,673	650,700
Prepaid expenses and other	1,952,853	4,447,455
Deferred tax assets	1,102,455	301,297

Total current assets	34,786,151	39,485,009
Notes receivable	4,411,976	4,295,113
Property and equipment, net	16,979,825	18,618,423
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Other intangibles, net	3,704,131	3,070,840
Investments	3,800,002	3,796,002
Derivative financial instruments	423,673	564,350
Other assets	482,429	732,207

Total assets	$277,890,745	$283,864,502

Total Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$3,750,000
Accounts payable	1,997,209	1,634,955
Accrued expenses	3,953,347	6,031,363
Trade sales payable	1,857,324	1,967,159
Derivative financial instruments	179,185	3,854

Total current liabilities	7,987,065	13,387,331
Long-term debt, less current installments	169,986,906	158,236,906
Deferred tax liabilities	30,506,455	35,001,863

Total liabilities	208,480,426	206,626,100
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,442,364 and 7,459,364 issued in 2003 and 2004, respectively	7,443	7,460
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 and 16,817,743 issued in 2003 and 2004, respectively	16,832	16,817
Additional paid-in capital	106,654,351	106,679,201
Accumulated deficit	(39,707,348)	(31,589,975)
Accumulated other comprehensive income	2,439,041	2,522,933
Treasury stock, 28,065 shares in 2004	—	(398,034)

Stockholders’ equity	69,410,319	77,238,402

Total liabilities and stockholders’ equity	$277,890,745	$283,864,502

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net revenue	$29,356,876	$31,771,720	$82,349,580	$88,799,482

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	9,774,020	9,992,362	27,219,781	28,940,458
Selling, general and administrative	10,086,692	11,029,209	29,309,259	31,793,317
Corporate general and administrative	1,286,201	1,538,538	4,102,794	4,636,491
Depreciation and amortization	904,336	835,556	2,699,556	2,462,031

Total costs and expenses	22,051,249	23,395,665	63,331,390	67,832,297
Operating income from continuing operations	7,305,627	8,376,055	19,018,190	20,967,185
Other income (expense):
Interest expense	(3,001,629)	(1,669,973)	(8,927,244)	(5,275,481)
Loss on extinguishment of long-term debt	—	—	—	(2,418,781)
Other non-operating expenses	(622,817)	(2,109)	(679,695)	(63,146)
Gain on sale of investments	1,196,939	—	4,491,938	—
Gain on increase in fair value of derivative financial instruments	589,000	23,382	1,409,000	175,331
Interest income	157,624	96,395	503,220	275,779
Other non-operating income	24,027	—	33,699	967

Income from continuing operations before income taxes	5,648,771	6,823,750	15,849,108	13,661,854
Income tax expense	2,536,539	2,722,479	6,644,761	5,544,481

Income from continuing operations before discontinued operations	3,112,232	4,101,271	9,204,347	8,117,373
Discontinued operations (net of income tax expense of $137,463)	—	—	266,840	—

Net income	$3,112,232	$4,101,271	$9,471,187	$8,117,373

Basic and diluted net income per share:
Income from continuing operations before discontinued operations	$0.13	$0.17	$0.38	$0.33
Discontinued operations	—	—	0.01	—

Net income	$0.13	$0.17	$0.39	$0.33

Basic common shares outstanding	24,273,586	24,263,608	24,273,490	24,272,107

Diluted common shares outstanding	24,345,543	24,363,737	24,305,583	24,496,979

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net income	$3,112,232	$4,101,271	$9,471,187	$8,117,373

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments (net of income tax benefit of $490,281 and $340,628 for the three months ended September 30, 2003 and 2004, respectively and income tax expense of $1,258,239 for the nine months ended September 30, 2003 and income tax benefit of $1,545 for the nine months ended September 30, 2004)	(779,219)	(541,372)	1,999,761	(2,455)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $82,283 for the three months ended September 30, 2003 and income tax benefit of $136,674 for the three months ended September 30, 2004, and income tax expense of $57,180 and $54,330 for the nine months ended September 30, 2003 and 2004, respectively)	130,774	(217,221)	90,877	86,347

Comprehensive gain (loss)	(648,445)	(758,593)	2,090,638	83,892

Comprehensive income	$2,463,787	$3,342,678	$11,561,825	$8,201,265

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$9,471,187	$8,117,373
Income from discontinued operations	(266,840)	—

Income from continuing operations	9,204,347	8,117,373
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Income from trade sales	(224,249)	(236,449)
Depreciation and amortization	2,699,556	2,462,031
Loss on extinguishment of long-term debt	—	2,418,781
Loss on long-term receivable	622,817	—
Gain on sale of investments	(4,491,938)	—
Gain on increase in fair value of derivative financial instruments	(1,409,000)	(175,331)
Change in operating assets and liabilities net of effects of acquisitions and dispositions of radio stations:
(Increase) decrease in receivables	2,427,116	(385,386)
Increase in prepaid expenses and other	(2,724,609)	(2,494,602)
Increase in other assets	(227,712)	(249,778)
Increase in payables and accrued expenses	1,685,844	1,717,161
Increase in deferred income taxes	6,358,426	5,250,734

Net cash provided by continuing operations	13,920,598	16,424,534
Net cash used in discontinued operations	(199,626)	—

Net cash provided by operating activities	13,720,972	16,424,534

Cash flows from investing activities:
Capital expenditures	(1,070,567)	(3,174,919)
Proceeds from disposition of radio stations	1,500,000	—
Proceeds from sale of investments	4,791,938	—
Repayment of note receivable	3,350,000	—
Repayment of related party notes receivable	102,760	109,173

Net cash provided by (used in) investing activities	8,674,131	(3,065,746)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	168,986,906
Principal payments on indebtedness	(20,043,317)	(176,986,906)
Payments of loan fees	(107,381)	(2,300,323)
Proceeds from exercise of employee stock options	9,188	16,500
Payments for treasury stock	—	(398,034)

Net cash used in financing activities	(20,141,510)	(10,681,857)

Net increase in cash and cash equivalents	2,253,593	2,676,931
Cash and cash equivalents at beginning of period	5,447,604	7,729,746

Cash and cash equivalents at end of period	$7,701,197	$10,406,677

Cash paid for interest	$8,551,634	$5,315,030

Cash paid for income taxes	$336,100	$560,330

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$4,476,614	$4,521,926

Trade sales expense	$4,252,365	$4,285,477

Property and equipment acquired through placement of advertising air time	$145,520	$410,877

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of Beasley Broadcast Group, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of the third quarter of 2004 are not necessarily indicative of results for the full year.

Certain amounts previously reported in the 2003 condensed consolidated condensed financial statements have been reclassified to conform to the 2004 presentation.

(2)    Stock-Based Employee Compensation

As of September 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income	$3,112,232	$4,101,271	$9,471,187	$8,117,373
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $189,125 and $73,940 for the three months ended September 30, 2003 and 2004, respectively, and $663,663 and $249,282 for the nine months ended September 30, 2003 and 2004, respectively)	(300,583)	(117,514)	(1,054,781)	(396,190)

Adjusted net income	$2,811,649	$3,983,757	$8,416,406	$7,721,183

Net income per share:
Basic and diluted—as reported	$0.13	$0.17	$0.39	$0.33

Basic and diluted—as adjusted	$0.12	$0.16	$0.35	$0.32

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(4)    Pending Acquisition

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. At that time, the Company filed an application with the FCC requesting consent to the assignment of the licenses to the Company, which is pending. By Public Notice dated October 8, 2004, the FCC directed that pending assignment applications be amended to demonstrate compliance with or request a waiver of new multiple ownership rules adopted by the FCC in June 2003 that had previously been stayed by the Court of Appeals for the Third Circuit. The Company is currently evaluating whether the acquisition of these radio stations complies with the new multiple ownership rules.

(5)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2003	September 30, 2004
Credit facility:
Revolving credit loan	$39,407,958	$11,986,906
Term loan	—	150,000,000
Term loan A	31,578,948	—
Term loan B	99,000,000	—

	169,986,906	161,986,906
Less current installments	—	(3,750,000)

	$169,986,906	$158,236,906

On February 27, 2004, the Company entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.8268% as of December 31, 2003 and September 30, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, the Company recorded a $2.4 million loss on extinguishment of long-term debt in the nine months ended September 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of September 30, 2004, the Company had $63.0 million in remaining commitments available under its new credit facility; however, as of September 30, 2004, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $41.4 million.

The new credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $162.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of September 30, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	11,986,906	114,000,000	125,986,906

Total	$11,986,906	$150,000,000	$161,986,906

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2004, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio.    As of September 30, 2004, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from October 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

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

As of September 30, 2004, management of the Company believed it was in compliance with applicable financial covenants.

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

(6)    Treasury Stock

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization. During the three and nine months ended September 30, 2004, the Company paid $398,034 to repurchase 28,065 shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

(7)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(8)    Segment Information

Effective January 1, 2004, the Company reorganized its internal reporting process and the information provided to the Company’s chief operating decision maker to better facilitate his evaluation of the performance of the Company’s radio stations. The Company’s chief operating decision maker now receives operating results and other information directly from the Company’s radio stations and no longer evaluates performance or allocates resources based on the operating segments previously reported. As a result of this reorganization, the Company now operates only one reportable segment, which includes all of its radio stations.

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

Recent Developments

In June 2004, we entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. At that time, we filed an application with the FCC requesting consent to the assignment of the licenses to us, which is pending. By Public Notice dated October 8, 2004, the FCC directed that pending assignment applications be amended to demonstrate compliance with or request a waiver of new multiple ownership rules adopted by the FCC in June 2003 that had previously been stayed by the Court of Appeals for the Third Circuit. We are currently evaluating whether the acquisition of these radio stations complies with the new multiple ownership rules.

On June 18, 2004, our credit agreement was amended to permit us to repurchase up to $50.0 million of our common stock and to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year. As a result of this amendment, our board of directors has authorized the repurchase of up to $25.0 million of our Class A common stock in open market or privately negotiated transactions from time to time over a period of one year from the date of the authorization, in compliance with the SEC’s Rule 10b-18 and subject to market conditions, applicable legal requirements and the terms of our credit agreement. Our plan to repurchase shares of our common stock does not obligate us to acquire any particular amount of common stock and may be suspended or reinstated at any time and from time to time. During the three months ended September 30, 2004, we repurchased 28,065 shares of our Class A common stock under the Plan. The aforementioned amendment to our credit facility also removed a contractual impediment to our ability to pay up to $5.0 million of dividends annually on our common stock. In connection with seeking the amendment to our credit facility, our board of directors has considered the possibility of paying a dividend on our common stock in the future, although, as of the date hereof, our board of directors has not declared any dividend on our common stock. Any decision by our board of directors to declare and pay a dividend on our common stock in the future, and the amount of any such dividend, will be based on such factors as our financial results, liquidity requirements and capital resources at the time of such declaration, the status of our stock repurchase plan, the terms of, and effect of any such dividend on, our credit facility and the board of director’s assessment of other factors that could be material to us.

Effective January 1, 2004, we reorganized our internal reporting process and the information provided to our chief operating decision maker to better facilitate his evaluation of the performance of our radio stations. Our chief operating decision maker now receives operating results and other information directly from our radio stations and no longer evaluates performance or allocates resources based on the operating segments previously reported. As a result of this reorganization, we now operate only one reportable segment, which includes all of our radio stations.

Financial Statement Presentation

Net Revenue.    Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions. Local revenue generally consists of advertising airtime sales to advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

We use trade sales agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services; however, we minimize our use of trade sales agreements to maximize cash revenue from our inventory of airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Trade sales revenue	$1,634,470	$1,507,108	$4,476,614	$4,521,926
Trade sales expenses	$1,529,192	$1,459,054	$4,252,365	$4,285,477

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

Revenue Recognition.    We recognize revenue from the sale of advertising airtime to advertisers when commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. Revenue is reported net of advertising agency commissions. Payments received in advance of being earned are recorded as unearned revenue.

Allowance for Doubtful Accounts.    We have recorded an allowance for doubtful accounts for estimated losses resulting from customers’ inability to make payments to us. We review specific accounts by radio station, the current financial condition of our customers and historical write-off experience when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then additional allowances may be required.

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2003	2004	$	%
Net revenue	$29,356,876	$31,771,720	$2,414,844	8.2%
Cost of services	9,774,020	9,992,362	218,342	2.2
Selling, general and administrative expenses	10,086,692	11,029,209	942,517	9.3
Corporate general and administrative expenses	1,286,201	1,538,538	252,337	19.6
Interest expense	3,001,629	1,669,973	(1,331,656)	(44.4)
Net income	3,112,232	4,101,271	989,039	31.8

Net Revenue.    The increase in net revenue was due to improved performance in eight of our ten market clusters and included a $0.9 million increase at our Philadelphia market cluster, a $0.5 million increase at our Las Vegas market cluster, a $0.4 million increase at our Ft. Myers-Naples market cluster, and a $0.3 million increase at our Miami-Ft. Lauderdale market cluster.

Cost of Services.    Cost of services remained relatively flat as programming and promotional expenses remained stable in the third quarter of 2004 compared to the same period in 2003.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was primarily due to increased selling expenses, including commissions, incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased compensation and costs associated with complying with regulations applicable to public companies.

Interest Expense.    The decrease in interest expense was primarily due to an aggregate reduction of $23.2 million in the outstanding balance under our credit facility from July 1, 2003 to September 30, 2004 and a reduction in associated borrowing costs.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2003	2004	$	%
Net revenue	$82,349,580	$88,799,482	$6,449,902	7.8%
Cost of services	27,219,781	28,940,458	1,720,677	6.3
Selling, general and administrative expenses	29,309,259	31,793,317	2,484,058	8.5
Corporate general and administrative expenses	4,102,794	4,636,491	533,697	13.0
Interest expense	8,927,244	5,275,481	(3,651,763)	(40.9)
Loss on extinguishment of long-term debt	—	2,418,781	2,418,781	N/a
Net income	9,471,187	8,117,373	(1,353,814)	(14.3)

Net Revenue.    The increase in net revenue was due to improved performance in eight of our ten market clusters and included a $1.7 million increase at our Miami-Ft. Lauderdale market cluster, a $1.5 million increase at our Ft. Myers-Naples market cluster, a $1.2 million increase at our Las Vegas market cluster, and a $0.6 million increase at our Fayetteville market cluster. Net revenue also included a net increase of $0.9 million at our Philadelphia market cluster despite a $0.9 million decrease at one radio station that changed formats during the fourth quarter of 2003.

Cost of Services.    The increase in cost of services was primarily due to an increase in programming and promotional expenses at nine of our ten market clusters.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was primarily due to increased selling expenses, including commissions, incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased compensation and costs associated with complying with regulations applicable to public companies.

Interest Expense.    The decrease in interest expense was primarily due to an aggregate reduction of $34.4 million in the outstanding balance under our credit facility from January 1, 2003 to September 30, 2004 and a reduction in associated borrowing costs.

Loss on Extinguishment of Long-Term Debt.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the nine months ended September 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, radio station acquisitions, additional share repurchases, and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following:

•	Internally-generated cash flow;

•	Our credit facility;

•	Additional borrowings, other than under our existing credit facility, to the extent permitted thereunder; and

•	Additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for at least the next twelve months. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and, we may not secure financing when needed or on acceptable terms.

As of September 30, 2004, we held $10.4 million in cash and cash equivalents and had $63.0 million in remaining commitments available under our credit facility; however, as of September 30, 2004, our maximum total leverage covenant would have limited additional borrowings to $41.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under our credit facility.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2003 and 2004 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2003	2004
Net cash provided by operating activities	$13,720,972	$16,424,534
Net cash provided by (used in) investing activities	8,674,131	(3,065,746)
Net cash used in financing activities	(20,141,510)	(10,681,857)

Net increase in cash and cash equivalents	$2,253,593	$2,676,931

Net Cash Provided By Operating Activities.    Net cash provided by operating activities increased for the nine months ended September 30, 2004 compared to the same period in 2003 despite a $3.3 million increase in cash paid for programming and promotional expenses and in selling expenses incurred in connection with generating the increase in sales. The increase in net cash was primarily due to a $3.6 million increase in cash receipts from the sale of advertising airtime and a $3.2 million decrease in cash paid for interest during 2004.

Net Cash Provided By (Used In) Investing Activities.    Net cash used in investing activities in the nine months ended September 30, 2004 was primarily due to cash payments for capital expenditures of $3.2 million primarily related to the construction of a new building for studio and office space in Augusta, Georgia to consolidate our operations in that market. Net cash provided by investing activities in the same period in 2003 was primarily due to the receipt of cash proceeds of $1.5 million from the sale of one radio station in the New Orleans market, $4.8 million from the sale of securities held for investment, and $3.35 million from the repayment of a note receivable. Cash payments for capital expenditures were $1.1 million in 2003.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the nine months ended September 30, 2004 was primarily due to the payments of fees of $2.3 million associated with our new credit facility and unscheduled repayment of $8.0 million of borrowings under our new credit facility. Net cash used in financing activities in the same period in 2003 was primarily due to the scheduled repayment of $5.5 million of borrowings under our old credit facility, $3.8 million of cash proceeds, including interest, from the repayment of a note receivable, $1.5 million of cash proceeds from the sale of one radio station in the New Orleans market, and unscheduled repayment of $9.2 million of borrowings under our old credit facility.

Credit Facility.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of

$150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 3.8268% as of December 31, 2003 and September 30, 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the nine months ended September 30, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of September 30, 2004, we had $63.0 million in remaining commitments available under our new credit facility; however, as of September 30, 2004, our maximum consolidated total debt covenant would have limited additional borrowings to $41.4 million.

The new credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $162.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of September 30, 2004, the scheduled repayments of the new credit facility for the remainder of fiscal 2004, the next four years and thereafter are as follows:

	Revolving credit Loan	Term loan	Total credit facility
2004	$—	$—	$—
2005	—	5,625,000	5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
Thereafter	11,986,906	114,000,000	125,986,906

Total	$11,986,906	$150,000,000	$161,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the three and nine months ended September 30, 2004, our unused commitment fee was approximately $58,000 and $0.2 million, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of September 30, 2004, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio.    As of September 30, 2004, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from October 1, 2004 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

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

As of September 30, 2004, we believe that we were in compliance with all applicable financial covenants. As of September 30, 2004, as calculated pursuant to the terms of our new credit agreement, our consolidated total debt ratio was 4.98 times consolidated operating cash flow, our interest coverage ratio was 4.32 times interest expense, and our fixed charge coverage ratio was 2.84 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2004, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point increase in the current interest rate under these borrowings, it is estimated that our annualized interest expense would increase by $0.8 million and net income would decrease by $0.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of September 30, 2004, we have entered into six interest rate swap agreements with an $85.0 million aggregate notional amount and two interest rate collar agreements with a $25.0 million aggregate notional amount. These agreements expire from November 2004 to August 2006. As of September 30, 2004, the fair value of these agreements designated as cash flow hedges was an asset of $0.6 million and the fair value of these agreements not designated as cash flow hedges was a liability of approximately $4,000.

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

As of September 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2004	—	—	—	$25,000,000
August 1 – 31, 2004	28,065	$14.15	28,065	$24,601,966
September 1 – 30, 2004	—	—	28,065	$24,601,966

Total	28,065

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant.(1)

3.2	Third amended and restated bylaws of the Registrant.(2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004.(3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: November 4, 2004

/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 4, 2004

/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)