Form 10-K
period 2004-12-31
BEASLEY BROADCAST GROUP INC
filed 2005-03-02
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 28, 2005, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $111,735,413 based on the number of shares outstanding as of February 28, 2005 and the closing price of $15.11 on NASDAQ’s National Market System on June 30, 2004, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 7,441,299 Shares Outstanding as of February 28, 2005

Class B Common Stock, $.001 par value 16,792,743 Shares Outstanding as of February 28, 2005

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than May 2, 2005.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2004

TAB LE OF CONTENTS

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Beasley,” “Beasley Broadcast Group,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.     BUSINESS

Overview

We own and operate 41 radio stations in the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC, and Augusta, GA. We were founded in 1961 and are led by our Chairman and Chief Executive Officer, George G. Beasley, who is supported by a management team with an average of 28 years of experience in the radio broadcasting industry.

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

Operating Strategy

The principal components of our operating strategy are to:

•	Develop Market-Leading Clusters. We seek to secure and maintain a leadership position in the markets we serve by creating clusters of multiple radio stations in each of our markets. Our radio station groups rank among the three largest clusters, based on gross revenues, in five of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by strategically aligning our sales and promotional efforts and consolidating broadcast facilities where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional radio stations in existing clusters position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired radio stations.

•	Conduct Extensive Market Research. We conduct extensive market research to enhance our ratings and in certain circumstances to identify opportunities to reformat radio stations to reach underserved demographic groups and increase advertising revenue. Our research, programming and marketing strategy combines thorough research with an assessment of our competitors’ vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming, marketing and promotions on each radio station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

•	Establish Strong Local Brand Identity. Our radio stations pursue a variety of programming and marketing initiatives designed to develop a distinctive identity and to strengthen the radio stations’ local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our radio stations to enhance audience share and listener loyalty. As part of this objective, we promote nationally-recognized on-air personalities and local sports programming at a number of our radio stations.

•

Build Relationship-Oriented Sales Staff and Emphasize Focused Marketing and Promotional Initiatives.    We seek to gain advertising revenue share in each of our markets by utilizing our relationship-oriented sales staff to lead local and national marketing and promotional initiatives. We design our sales efforts based on advertiser demand and market conditions. Our radio stations have an experienced and stable sales force with an average of five years of experience with us. In addition, we provide our sales force with extensive training, competitive compensation and performance-based incentives. Our radio stations also engage in special local promotional activities such as concerts featuring nationally recognized performers, contests, charitable events and special community events. Our experienced sales staff and these promotional initiatives help strengthen our relationship with our advertisers and listening community.

•	Hire, Develop and Motivate Strong Local Management Teams. Our general managers have been with us for an average of approximately 11 years. We believe that broadcasting is primarily a local business and much of its success is based on the efforts of local management teams. We believe that our general managers have been able to recruit, develop, motivate and train superior management teams. We offer competitive compensation packages with performance-based incentives for our key employees including our general managers. In addition, we provide employees with opportunities for personal growth and advancement through training, seminars and other educational initiatives.

Acquisition Strategy

Our acquisition strategy is to:

•	acquire additional radio stations in our current markets to further enhance our market position;

•	acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time;

•	pursue swap opportunities with other radio station owners to build or enhance our market clusters; and

•	selectively acquire large-market AM radio stations located in the 100 largest radio markets that serve attractive demographic groups with specialty programming.

Our ability to execute our acquisition strategy, is subject to our ability to identify acquisition targets that both satisfy our acquisition criteria and that are available on terms that are economically and commercially acceptable to us. During the past three fiscal years, we have remained selective in our approach to acquisitions, and did not identify any material radio stations acquisitions that both fit our criteria and that were available on terms that were acceptable to us. As a result, we did not acquire any radio stations during the past three fiscal years. While we cannot be certain that conditions will change and that acceptable acquisition opportunities will arise in the future, we intend to continue to pursue our acquisition strategy. We believe that many of our competitors have had a similar experience in this regard during the past several years and that they may be eager to take advantage of any improvement in the market for radio stations. Many of these competitors have greater financial resources than we do and may be able to outbid us for attractive acquisition targets. Additionally, even if we are able to identify acceptable acquisition opportunities, our ability to complete such acquisitions will also remain subject to, among other factors, FCC approval and the availability of additional borrowings under our credit facility, or other permitted financings including additional equity offerings, which may not be available to us when needed or on acceptable terms.

Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations.

Market/Radio Station	2004 Radio Market Revenue Rank	Year Acquired	Format	2004 Market Revenue Growth	2004 Beasley Market Revenue Rank
Atlanta, GA WAEC-AM WWWE-AM	6	2000 2000	Religious Hispanic	N/A	N/A

Boston, MA WRCA-AM	9	2000	Hispanic	N/A	N/A

Market/Radio Station	2004 Radio Market Revenue Rank	Year Acquired	Format	2004 Market Revenue Growth	2004 Beasley Market Revenue Rank
Philadelphia, PA WRDW-FM WTMR-AM WWDB-AM WXTU-FM	10	1997 1998 1986 1983	Rhythmic CHR Religious Financial Country	4.6%	5

Miami-Ft. Lauderdale, FL WHSR-AM WKIS-FM WPOW-FM WQAM-AM WWNN-AM	11	2000 1996 1986 1996 2000	Foreign Language Country Rhythmic CHR Sports/Talk Health	5.7	3

Las Vegas, NV KJUL-FM KKLZ-FM KSTJ-FM	35	2001 2001 2001	Adult Standards Classic Rock 80’s	10.3	4

West Palm Beach-Boca Raton, FL WSBR-AM	43	2000	Financial	N/A	N/A

Ft. Myers-Naples, FL WJBX-FM WJPT-FM WRXK-FM WWCN-AM WXKB-FM	65	1998 1998 1986 1987 1995	Alternative Rock Adult Standards Classic Rock Sports/Talk Adult CHR	17.9	1

Greenville-New Bern- Jacksonville, NC WIKS-FM WMGV-FM WNCT-AM	89	1996 1996 1996	Urban AC AC Hispanic	2.9	1

WNCT-FM WSFL-FM WXNR-FM		1996 1991 1996	Oldies Classic Rock Alternative Rock

Fayetteville, NC WAZZ-AM WFLB-FM WKML-FM WTEL-AM WUKS-FM WZFX-FM	106	1997 1996 1983 1997 1997 1997	Nostalgia Oldies Country Religious Urban AC Urban	8.9	1

Augusta, GA WCHZ-FM WGAC-AM WGAC-FM WGOR-FM WGUS-AM WKDG-FM WKXC-FM WRDW-AM WSLT-FM	121	1997 1993 2000 1994 2003 1992 2001 2000 2001	Alternative Rock News/Talk News/Talk Oldies Religious Country Country Sports/Talk AC	(0.1)	1

For our radio station portfolio, we derived:

•	the 2004 radio market revenue rank from BIA Financial Network, Inc. The radio market revenue rank reflects the size of the radio market compared to other radio markets in the United States when measured by the amount of revenue derived by all of the radio stations in each market.

•	the 2004 market revenue growth from Miller, Kaplan, Arase & Co. (December 2004 ed.). The market revenue growth reflects the increase in the size of the radio market from 2003 to 2004 when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston and West Palm Beach-Boca Raton therefore the reports containing this information for these markets were not available to us.

•	our 2004 market revenue rank from Miller, Kaplan, Arase & Co. (December 2004 ed.). The Beasley market revenue rank reflects the size of our share of the radio market compared to other owners in the radio market when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston and West Palm Beach-Boca Raton therefore the reports containing this information for these markets were not available to us.

Competition; Changes in Broadcasting Industry

The radio broadcasting industry is highly competitive. The success of each of our radio stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our radio stations compete for listeners and advertising revenue directly with other radio stations and other media outlets within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

The following are some of the factors that we believe are important to a radio station’s competitive position:

•	transmitter power;

•	management experience;

•	assigned frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations and other advertising media in the market area.

In addition, we attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our radio stations and by sales efforts designed to attract advertisers.

The operation of a radio station requires a license from the FCC. The number of radio stations that can operate in a given market is limited by strict AM interference criteria and availability of FM radio frequencies allotted by the FCC to communities in that market. The FCC’s multiple ownership rules that regulate the number of radio stations serving the same area that may be owned or controlled by a single entity further limits the number of radio stations that a single entity may operate in a market.

Our competitive position in each of our markets and each of our radio stations are subject to the possibility of another radio station changing programming formats to compete directly for listeners and advertisers or launching an aggressive promotional campaign in support of an already existing competitive format. If a competitor were to attempt to compete in either of these fashions, our results of operations could be adversely affected as a result of an increase in operating expenses in the affected market associated with increased promotional and other expenses and/or decreased advertising revenues. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings and radio advertising revenue market share.

Our radio stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, network and cable television, outdoor advertising and direct mail. In addition, our radio stations are subject to competition from other audio technologies such as:

•	satellite delivered digital audio radio services that offer numerous programming channels and sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	AM radio stations in the expanded AM band;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas.

The radio broadcasting industry historically has grown despite the introduction of other technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audiotapes, compact discs, and MP3 and iPod players. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that this historical growth will continue or that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes might have on our business.

We employ a number of on-air personalities that we believe appeal to listeners in our markets and generally enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of some of these personalities could result in a short-term loss of audience share, but we do not believe that the loss would have a material adverse effect on our business.

Federal Regulation Of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulation of, among other things, program and advertising content including determination of decency standards, technical operations and business and employment practices. This regulatory regime is administered by the Federal Communications Commission, or FCC, which regulates radio station ownership, operation and transfer. Among other things, the FCC:

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

The FCC has the power to impose penalties for violations of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

The following is a brief summary of some provisions of the Communications Act and of certain specific FCC rules and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

FCC Licenses.    Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for their existing AM band radio station. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but do not believe that such impact will be material. We currently operate WRDW-AM on 1630 kHz in the expanded AM band and in November 2006, in accordance with FCC requirements, we will surrender either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, Georgia.

The class of an FM radio station determines its minimum and maximum facilities requirements. FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC has adopted a rule that subjects Class C FM radio stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

The following table sets forth the market served (the FCC-designated city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the radio stations that we own including both the existing band license for WGUS-AM and the expanded band license for WRDW-AM in Augusta, Georgia. In many cases, our licenses are held by wholly-owned indirect subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power is shown, where applicable. For FM radio stations, the maximum effective radiated power in the main lobe is given.

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 kW day/.5 kW night	04/01/2012
	WWWE-AM	D	1100 kHz	5 kW day	04/01/2012
Boston, MA	WRCA-AM	B	1330 kHz	5 kW	04/01/2006
Philadelphia, PA	WRDW-FM	B	96.5 MHz	17.0 kW	08/01/2006
	WTMR-AM	B	800 kHz	5 kW day/.5 kW night	06/01/2006
	WWDB-AM	D	860 kHz	10 kW day	08/01/2006
	WXTU-FM	B	92.5 MHz	15.5 kW	08/01/2006
Miami-Ft. Lauderdale, FL	WHSR-AM	B	980 kHz	5 kW day/1 kW night	02/01/2012
	WKIS-FM	C	99.9 MHz	100 kW	02/01/2012
	WPOW-FM	C	96.5 MHz	100 kW	02/01/2012
	WQAM-AM	B	560 kHz	5 kW day/1 kW night	02/01/2004
	WWNN-AM	B	1470 kHz	50 kW day/2.5 kW night	02/01/2012
Las Vegas, NV	KJUL-FM	C	104.3 MHz	24.5 kW	10/01/2005
	KKLZ-FM	C	96.3 MHz	100 kW	10/01/2005
	KSTJ-FM	C	102.7 MHz	96 kW	10/01/2005
West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 kW day/.94 kW night	02/01/2012
Ft. Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45 kW	02/01/2012
	WJPT-FM	C2	106.3 MHz	50 kW	02/01/2012
	WRXK-FM	C	96.1 MHz	100 kW	02/01/2012
	WWCN-AM	B	770 kHz	10 kW day/1 kW night	02/01/2012
	WXKB-FM	C	103.9 MHz	100 kW	02/01/2012
Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100 kW	12/01/2011
	WMGV-FM	C1	103.3 MHz	100 kW	12/01/2011
	WNCT-AM	B	1070 kHz	10 kW day/night	12/01/2011
	WNCT-FM	C	107.9 MHz	100 kW	12/01/2011
	WSFL-FM	C1	106.5 MHz	100 kW	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5 kW	12/01/2011
Fayetteville, NC	WAZZ-AM	C	1490 kHz	1 kW day/night	12/01/2011
	WFLB-FM	C	96.5 MHz	100 kW	12/01/2011
	WKML-FM	C	95.7 MHz	100 kW	12/01/2011
	WTEL-AM	B	1160 kHz	5 kW day/.25 kW night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2 kW	12/01/2011
	WZFX-FM	C1	99.1 MHz	100 kW	12/01/2011
Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7 kW	04/01/2012
	WGAC-AM	B	580 kHz	5 kW day/.84 kW night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1 kW	04/01/2012
	WGOR-FM	A	102.7 MHz	3 kW	12/01/2011
	WGUS-AM	B	1480 kHz	5 kW day/night	04/01/2012
	WKDG-FM	C3	93.9 MHz	13 kW	04/01/2012
	WKXC-FM	C2	99.5 MHz	24 kW	12/01/2011
	WRDW-AM	B	1630 kHz	10 kW day/1 kW night	04/01/2012
	WSLT-FM	A	98.3 MHz	2.8 kW	12/01/2011

WQAM-AM’s license is currently subject to an objection and indecency-related proceedings at the FCC, described below, and that license has not been renewed despite the fact that we timely-filed a renewal application in October 2003. However, because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course and do not anticipate non-renewal.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carries the Howard Stern Show.

Indecency Regulation.    The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. One of our radio stations was issued a notice of apparent liability for a monetary forfeiture for indecency violations, and is currently subject to an enforcement inquiry with respect to alleged indecency violations, and that radio station as well as another of our radio stations are currently subject to a separate enforcement inquiry with respect to alleged indecency violations. See FCC Licenses above.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including members of the public, may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion. The Communications Act permits certain court appeals of a contested grant as well.

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

•	in markets with 45 or more radio stations, ownership is limited to eight commercial radio stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 radio stations, ownership is limited to seven commercial radio stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 radio stations, ownership is limited to six commercial radio stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer radio stations, ownership is limited to five commercial radio stations or no more than 50% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

In June 2003, the FCC adopted rules, which changed the methodology by which it defines a particular radio market and counts radio stations to determine compliance with the radio multiple ownership restrictions. Such changes generally reduce the number of radio stations counted as being in a “market.” The FCC’s new rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. A temporary stay of these rules was lifted in June 2004 and they are now in effect. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. Pending action on such remand, the FCC has continued to apply such limits.

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

As part of its rulemaking order on broadcast ownership in June 2003, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. These new rules have been stayed pending the outcome of the legal proceedings before the Third Circuit Court of Appeals involving the rulemaking, and in the meantime the FCC has continued to apply its previous rules regarding cross ownership.

The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. However, certain passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual holds 50% or more of that corporation’s voting stock.

The FCC also has a rule, known as the equity-debt-plus rule, which causes certain creditors or investors to be attributable owners of a radio station. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a radio station if the supplier or owner holds debt or equity, or both, in the radio station that is greater than 33% of the value of the radio station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the radio station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the radio station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

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

Radio stations may also enter into what are commonly known as joint sales agreements. In a typical joint sales agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements involving the sale of advertising time and the collection of proceeds from such sales, but involving none or only a limited amount of programming time. Such arrangements are subject to compliance with the requirements of the antitrust laws and the FCC’s rules and policies. A radio station that sells more than 15% of the weekly advertising time of another radio station serving the same market is deemed to have an attributable interest in that other radio station.

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

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. Radio stations with ten or more full-time employees in a given market must file a Mid-term EEO Report with the FCC midway through the license term. Broadcasters must prepare and place in their public files and on their websites an annual EEO report, and to file the previous two reports with the FCC along with the Mid-term EEO Report and the renewal application. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.

FCC decisions hold that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time, which the radio station offers to its commercial advertisers. This policy has not had a material impact on our programming and commercial advertising operations but the policy’s future impact is uncertain.

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

Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

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

Employees

On December 31, 2004, we had a staff of 484 full-time employees and 192 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

Environmental

As the owner, lessee or operator of various real properties and facilities, we are subject to federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

ITEM 2.    PROPERTIES

The types of facilities required to support each of our radio stations include office and studio space, and broadcasting equipment including towers and transmitters. We typically lease our office and studio space for terms from five to 10 years, although we do own some of our facilities. Our principal executive offices are located at 3033 Riviera Drive, Suite 200, Naples, Florida 34103. We currently pay approximately $8,800 per month to lease that office space from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley (our CEO). We lease the majority of our towers from Beasley Family Towers, Inc., which is owned by George G. Beasley, Bruce G. Beasley (our President and co-COO), Caroline Beasley (our CFO), Brian E. Beasley and other family members of George G. Beasley. The tower site for each radio station is generally located so as to provide the maximum market coverage consistent with the radio station’s FCC license.

No one facility is material to us. We believe that our facilities are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our facilities and may do so in the future. Substantially all of our properties and equipment serve as collateral for our obligations under our credit facility.

ITEM 3.    LEGAL PROCEEDINGS

On February 13, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. On November 23, 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. On December 6, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carries the Howard Stern Show.

We currently and from time to time are involved in litigation and are the subject of threats of litigation that are incidental to the conduct of our business. These include indecency claims and related proceedings at the FCC as well as claims and threatened claims by private third parties. However, we are not a party to any lawsuit or other proceedings, or the subject of any threatened lawsuit or other proceedings, which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value, and Class B common stock, $.001 par value. The only difference between the Class A and Class B common stock is that Class A is entitled to one vote per share and Class B is entitled to ten votes per share. Class B is convertible into Class A shares on a one-for-one share basis under certain circumstances. Our Class A common stock trades on NASDAQ’s National Market System under the symbol “BBGI.” There is no established public trading market for our Class B common stock. Quarterly high and low prices of our Class A common stock are shown below:

Fiscal 2004	High	Low
First Quarter	$19.34	$16.00
Second Quarter	18.10	13.07
Third Quarter	16.29	12.90
Fourth Quarter	17.80	14.72

Fiscal 2003
First Quarter	$12.59	$8.94
Second Quarter	13.69	9.60
Third Quarter	15.60	12.78
Fourth Quarter	16.75	13.35

As of February 28, 2005, the number of holders of our Class A common stock was approximately 800. As of February 28, 2005, the number of holders of our Class B common stock was 10.

We did not pay any cash dividends during the past three fiscal years.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2004	15,000	$14.98	43,065	$24,376,791
November 1 – 30, 2004	—	—	43,065	24,376,791
December 1 – 31, 2004	—	—	43,065	24,376,791

Total	15,000

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization.

ITEM 6.     SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 from our consolidated financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2003 and 2004 and for the years ended 2002, 2003 and 2004 from our audited consolidated financial statements included in Item 8 of this report.

You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands except per share data)
Operating Data:
Net revenue	$106,154	$115,132	$114,692	$114,482	$122,205
Operating income (loss) from continuing operations	$10,309	$(7,873)	$27,973	$26,393	$29,426
Income (loss) from continuing operations	$(28,514)	$(21,815)	$8,599	$12,504	$12,031
Net income (loss)	$(28,514)	$(22,134)	$(3,727)	$12,771	$12,031
Basic net income (loss) from continuing operations per share	$(1.21)	$(0.90)	$0.35	$0.52	$0.50
Diluted net income (loss) from continuing operations per share	$(1.21)	$(0.90)	$0.35	$0.51	$0.49
Basic net income (loss) per share	$(1.21)	$(0.91)	$(0.15)	$0.53	$0.50
Diluted net income (loss) per share	$(1.21)	$(0.91)	$(0.15)	$0.52	$0.49

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet:
Total assets	$219,242	$319,299	$282,091	$277,891	$286,300
Total long-term debt	103,487	225,498	196,359	169,987	158,987
Total stockholders’ equity	80,041	57,907	54,180	69,410	81,075

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate 41 radio stations the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

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

We generated 71.3% of our net revenue from sales of local advertising airtime and 19.3% of our net revenue from sales of national advertising airtime in 2004 compared to 74.0% and 18.9% in 2003, respectively. We generated the balance of our net revenue from promotional events, brokered programming and sales to broadcasting networks that purchase advertising airtime.

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

We use trade agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services in a manner designed to maximize cash flows. The following summary table presents a comparison of our trade revenue and expenses for the years ended December 31, 2002, 2003 and 2004.

	Year ended December 31,
	2002	2003	2004
Trade revenue	$6,702,237	$6,356,638	$6,264,681
Trade expenses	$6,548,259	$5,894,725	$5,703,114

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

Income Taxes.    Our effective tax rate is approximately 41%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Recent Developments

In June 2004, we entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. At that time, we filed an application with the FCC requesting consent to the assignment of the licenses to us, which is pending. By Public Notice dated October 8, 2004, the FCC directed that pending assignment applications be amended to demonstrate compliance with or request a waiver of new multiple ownership rules adopted by the FCC in June 2003 that had previously been stayed by the Court of Appeals for the Third Circuit. On November 8, 2004, we filed an amendment to the application that requested a waiver of the new multiple ownership rules. The application remains pending.

On June 18, 2004, our credit agreement was amended to permit us to repurchase up to $50.0 million of our common stock and to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year. As a result of this amendment, our board of directors has authorized the repurchase of up to $25.0 million of our Class A common stock in open market or privately negotiated transactions from time to time over a period of one year from the date of the authorization, in compliance with the SEC’s Rule 10b-18 and subject to market conditions, applicable legal requirements and the terms of our credit agreement. Our plan to repurchase shares of our common stock does not obligate us to acquire any particular amount of common stock and may be suspended or reinstated at any time and from time to time. During the year ended December 31, 2004, we repurchased 43,065 shares of our Class A common stock under the Plan. This amendment to our credit facility also removed a contractual impediment to our ability to pay up to $5.0 million of dividends annually on our common stock. In connection with seeking the amendment to our credit facility, our board of directors has considered the possibility of paying a dividend on our common stock in the future, although, as of the date hereof, it has not declared any dividend on our common stock. Any decision by our board of directors to declare and pay a dividend on our common stock in the future, and the amount of any such dividend, will be based on such factors as our financial results, liquidity requirements and capital resources at the time of such declaration, the status of our stock repurchase plan, the terms of, and effect of any such dividend on, our credit facility and the board of director’s assessment of other factors that could be material to us.

Effective January 1, 2004, we reorganized our internal reporting process and the information provided to our chief operating decision maker to better facilitate his evaluation of the performance of our radio stations. Our chief operating decision maker now receives operating results and other information directly from our radio stations and no longer evaluates performance or allocates resources based on the operating segments reported during periods that ended prior to January 1, 2004. As a result of this reorganization, we now operate only one reportable segment, which includes all of our radio stations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Impairment of FCC Broadcasting Licenses and Goodwill.    We are required to estimate the fair value of our FCC broadcasting licenses and reporting units. To estimate the fair value of our FCC broadcasting licenses as of December 31, 2004, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM broadcast licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. We used internally-generated estimates of future cash flows to determine the fair value of each of our reporting units as of December 31, 2004. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. We did not record any impairment losses on our FCC broadcasting licenses or goodwill during 2004.

Impairment of Property and Equipment.    We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during 2004.

Valuation of Accounts Receivable.    We continually evaluate our ability to collect our accounts receivable. Our ongoing evaluation includes review of specific accounts at our radio stations, the current financial condition of our customers, and our historical write-off experience. This ongoing evaluation requires management judgment and if we had made different assumptions about these factors, the allowance for doubtful accounts could have been materially different.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. SFAS 123(R) is effective as of the beginning of the interim or annual reporting period that begins after June 15, 2005. We have not completed our evaluation of the impact of the adoption of SFAS 123(R).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following summary table presents a comparison of our results of operations for the years ended December 31, 2003 and 2004 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2003	2004	$	%
Net revenue	$114,482,240	$122,204,954	$7,722,714	6.7%
Cost of services	39,461,502	40,382,608	921,106	2.3
Selling, general and administrative expenses	39,559,535	42,735,701	3,176,166	8.0
Corporate general and administrative expenses	5,494,605	6,384,047	889,442	16.2
Interest expense	11,195,231	7,009,591	(4,185,640)	(37.4)

Net Revenue.    The increase in net revenue was due to improved performance in eight of our ten market clusters and included a $2.0 million increase at our Las Vegas market cluster, a $1.8 million increase at our Ft. Myers-Naples market cluster, and a $1.0 million increase at our Fayetteville market cluster. Net revenue also included an increase of $2.0 million at our Philadelphia market cluster despite a $0.5 million decrease at WRDW-FM, which changed formats during the fourth quarter of 2003, and an increase of $0.5 million at our Miami-Ft. Lauderdale market cluster despite a $0.8 million decrease at WQAM-AM due to the absence of revenue from games for the professional sports teams that were played in 2003 but did not take place in 2004. In addition, political advertising which is included in the above net revenue amounts, contributed $1.5 million in 2004 compared to approximately $21,000 in 2003. We anticipate that net revenue generated by political advertising will return to historical levels during 2005.

Cost of Services.    The increase in cost of services was primarily due to an increase in programming and promotional expenses at eight of our ten market clusters. The increase was partially offset by a $0.7 million decrease at WQAM-AM due to the absence of expenses related to games for the professional sports teams that were played in 2003 but did not take place in 2004.

Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses was primarily due to increased commissions, incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The increase in corporate general and administrative expenses is primarily due to increased costs, including compensation, associated with complying with regulations applicable to public companies.

Interest Expense.    The decrease in interest expense was primarily due to an aggregate reduction of $37.4 million in the outstanding balance under our credit facility from January 1, 2003 to December 31, 2004 and a reduction in associated borrowing costs during that period.

Loss on Extinguishment of Long-Term Debt.    On February 27, 2004, we entered into a new credit agreement. The new credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the year ended December 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

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

Net Revenue.    The decrease in net revenue was partially due to a $1.6 million decrease in net revenue from our Philadelphia market cluster primarily due to a non-traditional revenue event not held in 2003 that contributed $1.1 million to net revenue in 2002, and a decrease in national advertising revenue. The decrease was also partially due to a $1.0 million decrease in net revenue from our Fayetteville market cluster, which is located near several military bases. These decreases were partially offset by a $0.9 million increase in net revenue from our Ft. Myers-Naples market cluster, a $0.9 million increase in net revenue from our Miami-Ft. Lauderdale market cluster, and a $0.7 million increase in net revenue from our Las Vegas market cluster due in each case to improved performance in these clusters.

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

Interest Expense.    The decrease in interest expense was primarily due to a general decline in interest rates and a reduction of the outstanding balance under our credit facility as described in Net Cash Used In Financing Activities in the Liquidity and Capital Resources section in this Item.

Loss on Extinguishment of Long-Term Debt.    On September 30, 2002, we entered into an amended and restated credit agreement, under which a new $100.0 million term loan B was issued and certain financial covenants were revised. The proceeds from term loan B were used to reduce the outstanding balance and maximum commitment of our revolving credit loan and the outstanding balance of term loan A. In connection with the amended and restated credit agreement, we recorded a $1.9 million loss on extinguishment of long-term debt for the year ended December 31, 2002.

Gain on Investments.    The $4.5 million gain on sale of investments in 2003 was the result of the sale of an aggregate of 300,000 shares of common stock of FindWhat.com during the year ended December 31, 2003 compared to a $0.6 million gain as a result of the sale of an aggregate of 100,000 shares of common stock of FindWhat.com during the year ended December 31, 2002.

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

Cumulative Effect of Accounting Change.    As a result the adoption of SFAS 142 effective January 1, 2002, we recognized an impairment loss of $17.5 million related to FCC broadcasting licenses and goodwill, of which $11.7 million, net of income taxes, was reported as a cumulative effect of accounting change and $0.4 million, net of income taxes, was reported in discontinued operations for the year ended December 31, 2002.

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

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, radio station acquisitions, additional share repurchases, and other general corporate purposes, including capital expenditures. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity available to us:

•	internally-generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the foreseeable future. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and, we may not secure financing when needed or on acceptable terms.

As of December 31, 2004, we held $14.9 million in cash and cash equivalents and had $66.0 million in remaining commitments available under our credit facility; however, as of December 31, 2004, our maximum total leverage covenant would have limited additional borrowings to $49.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under our credit facility.

Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been related to maintenance of our office and studio space and the technological improvement, including HD Radio, and maintenance of our broadcasting equipment. However, we have purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2002, 2003 and 2004 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,
	2002	2003	2004
Net cash provided by operating activities	$13,265,424	$20,337,950	$24,736,120
Net cash provided by (used in) investing activities	18,360,044	8,405,461	(3,708,394)
Net cash used in financing activities	(31,176,390)	(26,461,269)	(13,907,032)

Net increase in cash and cash equivalents	449,078	2,282,142	7,120,694

Net Cash Provided By Operating Activities.    Net cash provided by operating activities increased for the year ended December 31, 2004 compared to the same period in 2003 despite a $6.6 million increase in cash paid for programming and promotional expenses and selling expenses incurred in connection with generating the increase in sales and a $0.9 million increase in cash paid for corporate general and administrative expenses. The increase in net cash was primarily due to an $8.2 million increase in cash receipts from the sale of advertising airtime and a $4.4 million decrease in cash paid for interest during 2004.

The increase in net cash provided by operating activities for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to a $1.2 million increase in cash receipts from sales, a $1.4 million decrease in cash paid for station operating expenses, a $6.7 million decrease in cash paid for interest during 2003.

Net cash provided by operating activities in 2002 included the receipt of a $2.2 million income tax refund during that year.

Net Cash Provided By (Used In) Investing Activities.    Net cash used in investing activities in the year ended December 31, 2004 was primarily due to cash payments for capital expenditures of $3.9 million primarily related to the construction of a new building for office and studio space in Augusta, Georgia to consolidate our operations in that market. Net cash provided by investing activities in the same period in 2003 was primarily due to the receipt of cash proceeds of $1.5 million from the sale of one radio station in the New Orleans market, $4.8 million from the sale of securities held for investment, and $3.35 million from the repayment of a note receivable. Cash payments for capital expenditures were $1.4 million in 2003. Net cash provided by investing activities in the same period in 2002 was primarily due to the receipt of cash proceeds of $19.65 million from the sale of two radio stations in the New Orleans market for $23.0 million and $0.7 million from the sale of investments. Cash payments for capital expenditures were $2.1 million in 2002.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the year ended December 31, 2004 was primarily due to the payment of fees of $2.3 million associated with our new credit facility and $11.0 million of unscheduled repayments of borrowings thereunder. Net cash used in financing activities in the same period in 2003 was primarily due to the repayment of borrowings under our old credit facility with $7.3 million of scheduled repayments, $3.8 million of cash proceeds, including interest, from the repayment of a note receivable, $1.5 million of cash proceeds from the sale of one radio station in the New Orleans market, and $13.7 million of unscheduled repayments. Net cash used in financing activities in the same period in 2002 was primarily due to the scheduled repayment of $9.6 million of borrowings under our old credit facility and $19.5 million of cash proceeds from the sale of two radio stations in the New Orleans market, payments of fees of $2.0 million for changes to our credit facility during the first and third quarters, and proceeds from the issuance of a new $100.0 million term loan B which were used to repay $16.0 million of the revolving credit loan and $84.0 million of term loan A under our credit facility.

Credit Facility.    On February 27, 2004, we entered into a new credit facility consisting of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. Proceeds from the new credit facility were used to repay the old credit facility. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.4375% and 4.2858% as of December 31, 2003 and 2004, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the new maximum amount available under the revolving credit loan. In connection with the new credit agreement, we recorded a $2.4 million loss on extinguishment of long-term debt in the year ended December 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of December 31, 2004, we had $66.0 million in remaining commitments available under our new credit facility; however, as of December 31, 2004, our maximum consolidated total debt covenant would have limited additional borrowings to $49.4 million.

The new credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $159.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of December 31, 2004, the scheduled repayments of the new credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$5,625,000	$5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	8,986,906	99,750,000	108,736,906

Total	$8,986,906	$150,000,000	$158,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the year ended December 31, 2004, our unused commitment fee was $0.2 million.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum total leverage, minimum interest coverage and minimum fixed charges. As of December 31, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of December 31, 2004, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the new credit agreement). On the last day of each fiscal quarter for the period from January 1, 2005 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Coverage Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four-quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of December 31, 2004, we believe that we were in compliance with all applicable financial covenants. As of December 31, 2004, as calculated pursuant to the terms of our new credit agreement, our consolidated total debt ratio was 4.77 times consolidated operating cash flow, our interest coverage ratio was 4.76 times interest expense, and our fixed charge coverage ratio was 2.89 times fixed charges.

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

As described elsewhere in this report, on June 18, 2004, our credit agreement was amended to permit us to repurchase up to $50.0 million of our common stock and to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year. There can be no assurance that we will be able to renew our credit facility upon expiration or on terms that will be acceptable to us.

Contractual Obligations

As of December 31, 2004, our contractual obligations consist of the following:

	Payments due by period
Contractual Obligations	1 year	2-3 years	4-5 years	More than 5 years	Total
Long-Term Debt (1)	$5,625,000	$18,375,000	$26,250,000	$108,736,906	$158,986,906
Interest (2)	6,471,065	12,453,833	10,655,814	6,390,352	35,971,064
Operating Leases (3)	2,526,582	4,844,456	4,016,744	10,410,744	21,798,526
Purchase Obligations (4)	5,151,514	4,051,960	1,695,834	—	10,899,308

Total Contractual Obligations	$19,774,161	$39,725,249	$42,618,392	$125,538,002	$227,655,804

(1)	Long-term debt consists of the outstanding principal under our credit facility.
(2)	Interest consists of estimated interest payments until maturity under our credit facility.
(3)	Operating leases include leases for office and studio space, and towers.
(4)	Purchase obligations include contracts for rating services, sports programming rights, and on-air personalities not employed by us.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for renewable terms of eight years. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

The FCC has recently begun more vigorous enforcement of its indecency rules that could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been introduced in Congress that would significantly increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would potentially subject us to license revocation, renewal or qualifications proceedings in the event that we broadcast indecent material.

WQAM-AM’s license is currently subject to an objection and indecency-related proceedings at the FCC, described below, and that license has not been renewed despite the fact that we timely-filed a renewal application in October 2003. However, because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carries the Howard Stern Show.

We may in the future become subject to additional inquiries or proceedings related to our radio stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our radio station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

We may not remain competitive if we do not respond to changes in technology, standards and services that affect our industry.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our company. Various other audio technologies and services that have been developed and introduced, include:

•	satellite delivered digital audio radio services that offer numerous programming channels and sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	AM radio stations in the expanded AM band;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas.

We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

The radio broadcasting industry faces many unpredictable business risks that could have a material adverse affect on our advertising revenues.

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse affect on our business. These risks include, but are not limited to:

•	shifts in population, demographics or audience preferences;

•	increased competition for advertising revenues with other radio stations, television stations and other entertainment and communications media; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media. These media include newspapers, magazines, network and cable television, outdoor advertising, direct mail, and satellite radio.

Our radio stations could suffer a reduction in ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete directly with, one of our radio stations; or

•	a new radio station was to adopt a comparable format or if an existing competitor were to improve its audience share.

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

We believe that in order to continue to compete effectively in our industry, we need to identify radio stations that meet certain criteria and consummate acquisitions of such stations on terms that are both economically and commercially acceptable to us. During the past three fiscal years, however, we were unable to identify any material radio station acquisitions that satisfied these requirements. As a result, during that time, we did not acquire any stations.

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

Even if we are able to consummate acquisitions, we cannot assure you that we will be successful in integrating the operations of the acquired radio station or radio stations into our existing operations or that we will realize the benefits that we expect to realize in connection with such acquisitions. Moreover, consummating these acquisitions could also result in the incurrence of additional debt and related interest expense as well as unforeseen contingent liabilities, all of which could have a material adverse effect of our business, financial condition and results of operations.

If we are not able to obtain regulatory approval for our acquisitions, our future growth may be impaired.

An important part of our growth strategy is the acquisition of additional radio stations. We may not be able to complete all the acquisitions that we may agree to make. Radio station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC recently adopted rules, which could further limit the number of radio stations a licensee can own in a market, and may further restrict our ability to acquire and dispose of radio stations. A temporary stay of these rules was recently lifted and they are now in effect. Also, the FCC in the past has adopted, and may re-institute, procedures to review radio advertising concentration levels in proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2004, we had long-term debt of $159.0 million and stockholders’ equity of $81.1 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

As of December 31, 2004, we had $66.0 million in remaining commitments available under our credit facility; however, as of December 31, 2004 our maximum total leverage covenant would have limited additional borrowings to $49.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Moreover, we may need to modify or enter into a new credit facility to close on future acquisitions. We also may seek to obtain other funding or additional financing in connection with the acquisition of radio stations, the full or partial repayment of our outstanding debt and/or the payment of a dividend on our common stock. We cannot assure you that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Our credit facility contains various financial and operating covenants, including, among other things, restrictions on our ability to incur additional indebtedness, subject our assets to additional liens, enter into certain investments, consolidate, merge or effect asset sales, enter into sale and lease-back transactions, sell or discount accounts receivable, enter into transactions with our affiliates or stockholders, change the nature of our business, pay dividends on and redeem or repurchase capital stock, or make other restricted payments. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale could have a disproportionately adverse affect on our consolidated net revenue. For the year ended December 31, 2004, 35.4% of our consolidated net revenue came from our radio stations in the Miami-Ft. Lauderdale market. Because of the large portion of our consolidated net revenue from Miami- Ft. Lauderdale we have greater exposure to adverse events or conditions affecting the economy in that market than would be the case if we were more geographically diverse.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 72 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, and members of his immediate family own a substantial equity interest in Beasley Broadcast Group. Their interests may conflict with yours.

George G. Beasley, our Chairman of the Board and Chief Executive Officer, generally is able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock, that Mr. Beasley beneficially owns, represent 81.8% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable employee stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and, through stock options, Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See note 13 to the accompanying consolidated financial statements.

Future sales by George G. Beasley or members of his family of our Class A common stock could adversely affect its market price.

George G. Beasley and members of his family hold all of the outstanding shares of Class B common stock, which is convertible to Class A common stock on a one-for-one basis. The market for our Class A common stock could fall substantially if George G. Beasley and members of his family convert their shares of Class B common stock to shares of Class A common stock and then sell large amounts of shares of Class A common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of December 31, 2004, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, it is estimated that our annualized interest expense would increase by $0.8 million and net income would decrease by $0.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of December 31, 2004, we have entered into five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of December 31, 2004, the fair value of these agreements was an asset of $1.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and other Intangible Assets, effective January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beasley Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

February 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beasley Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beasley Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

February 8, 2005

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$7,729,746	$14,850,440
Accounts receivable, less allowance for doubtful accounts of $467,303 in 2003 and $546,207 in 2004	21,441,820	21,522,167
Trade sales receivable	1,656,604	1,696,096
Other receivables	902,673	656,112
Prepaid expenses and other	1,952,853	2,523,580
Deferred tax assets	1,102,455	472,165

Total current assets	34,786,151	41,720,560
Notes receivable	4,411,976	4,254,349
Property and equipment, net	16,979,825	18,729,690
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Other intangibles, net	3,704,131	2,906,478
Investments	3,800,002	3,598,753
Derivative financial instruments	423,673	1,006,270
Other assets	482,429	781,659

Total assets	$277,890,745	$286,300,317

T O T A L L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Current installments of long-term debt	$—	$5,625,000
Accounts payable	1,997,209	2,551,926
Accrued expenses	3,953,347	5,133,737
Trade sales payable	1,857,324	1,829,479
Derivative financial instruments	179,185	—

Total current liabilities	7,987,065	15,140,142
Long-term debt, less current installments	169,986,906	153,361,906
Deferred tax liabilities, net	30,506,455	36,723,082

Total liabilities	208,480,426	205,225,130
Commitments and contingencies (note 15)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,442,364 and 7,459,364 issued in 2003 and 2004, respectively	7,443	7,460
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,832,743 and 16,817,743 issued in 2003 and 2004, respectively	16,832	16,817
Additional paid-in capital	106,654,351	106,679,201
Accumulated deficit	(39,707,348)	(27,676,506)
Accumulated other comprehensive income	2,439,041	2,671,424
Treasury stock, 43,065 in 2004	—	(623,209)

Total stockholders’ equity	69,410,319	81,075,187

Total liabilities and stockholders’ equity	$277,890,745	$286,300,317

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net revenue	$114,692,029	$114,482,240	$122,204,954

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	37,458,376	39,461,502	40,382,608
Selling, general and administrative	40,384,193	39,559,535	42,735,701
Corporate general and administrative	5,151,244	5,494,605	6,384,047
Depreciation and amortization	3,725,484	3,573,992	3,276,521

Total costs and expenses	86,719,297	88,089,634	92,778,877
Operating income from continuing operations	27,972,732	26,392,606	29,426,077
Other income (expense):
Interest expense	(15,263,648)	(11,195,231)	(7,009,591)
Loss on extinguishment of long-term debt	(1,906,184)	—	(2,418,781)
Other non-operating expenses	(593,977)	(594,548)	(220,731)
Gain on sale of investments	599,877	4,491,938	—
Gain on increase in fair value of derivative financial instruments	2,821,000	1,629,815	179,185
Interest income	611,183	593,409	384,022
Other non-operating income	170,815	33,699	53,442

Income from continuing operations before income taxes, cumulative effect of accounting change and discontinued operations	14,411,798	21,351,688	20,393,623
Income tax expense	5,812,479	8,847,336	8,362,781

Income from continuing operations before cumulative effect of accounting change and discontinued operations	8,599,319	12,504,352	12,030,842
Cumulative effect of accounting change (net of income tax benefit of $5,162,204)	(11,676,516)	—	—
Discontinued operations (net of income tax benefit of $325,466 for the year ended December 31, 2002 and income tax expense of $137,463 for the year ended December 31, 2003)	(649,853)	266,840	—

Net income (loss)	$(3,727,050)	$12,771,192	$12,030,842

Basic net income (loss) per share:
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$0.35	$0.52	$0.50
Cumulative effect of accounting change	(0.48)	—	—
Discontinued operations	(0.02)	0.01	—

Net income (loss)	$(0.15)	$0.53	$0.50

Diluted net income (loss) per share:
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$0.35	$0.51	$0.49
Cumulative effect of accounting change	(0.48)	—	—
Discontinued operations	(0.02)	0.01	—

Net income (loss)	$(0.15)	$0.52	$0.49

Basic common shares outstanding	24,273,441	24,273,783	24,263,103

Diluted common shares outstanding	24,312,899	24,334,480	24,528,971

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net income (loss)	$(3,727,050)	$12,771,192	$12,030,842

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investment (net of income tax expense of $1,371,009 for the year ended December 31, 2003 and income tax benefit of $78,785 for the year ended December 31, 2004)	—	2,178,991	(125,215)
Unrealized gain on derivative financial instruments (net of income tax expense of $163,623 and $224,999 for the years ended December 31, 2003 and 2004, respectively)	—	260,050	357,598

Other comprehensive income	—	2,439,041	232,383

Comprehensive income (loss)	$(3,727,050)	$15,210,233	$12,263,225

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Net Stockholders’ Equity

Balances as of December 31, 2001	$7,252	$17,021	$106,633,932	$(48,751,490)	$—	$—	$57,906,715
Conversion of Class B common stock to Class A common stock	189	(189)	—	—	—	—	—
Net loss	—	—	—	(3,727,050)	—	—	(3,727,050)

Balances as of December 31, 2002	7,441	16,832	106,633,932	(52,478,540)	—	—	54,179,665
Exercise of stock options	2	—	18,374	—	—	—	18,376
Tax benefit from exercise of stock options	—	—	2,045	—	—	—	2,045
Net income	—	—	—	12,771,192	—	—	12,771,192
Other comprehensive income	—	—	—	—	2,439,041	—	2,439,041

Balances as of December 31, 2003	7,443	16,832	106,654,351	(39,707,348)	2,439,041	—	69,410,319
Exercise of stock options	2	—	16,498	—	—	—	16,500
Tax benefit from exercise of stock options	—	—	8,352	—	—	—	8,352
Conversion of Class B common stock to Class A common stock	15	(15)	—	—	—	—	—
Net income	—	—	—	12,030,842	—	—	12,030,842
Other comprehensive income	—	—	—	—	232,383	—	232,383
Purchase of treasury stock	—	—	—	—	—	(623,209)	(623,209)

Balances as of December 31, 2004	$7,460	$16,817	$106,679,201	$(27,676,506)	$2,671,424	$(623,209)	$81,075,187

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(3,727,050)	$12,771,192	$12,030,842
(Income) loss from discontinued operations	649,853	(266,840)	—

Income (loss) from continuing operations	(3,077,197)	12,504,352	12,030,842
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Income from trade sales	(153,978)	(461,913)	(561,567)
Depreciation and amortization	3,725,484	3,573,992	3,276,521
Loss on extinguishment of long-term debt	1,906,184	—	2,418,781
Gain on sale of investments	(599,877)	(4,491,938)	—
Gain on increase in fair value of derivative financial instruments	(2,821,000)	(1,629,815)	(179,185)
Deferred income taxes	5,477,246	8,480,794	6,707,656
Cumulative effect of accounting change	11,676,516	—	—
Change in operating assets and liabilities:
(Increase) decrease in receivables	1,005,641	(182,929)	176,523
(Increase) decrease in prepaid expenses and other	(497,426)	25,639	(570,727)
(Increase) decrease in other assets	(210,417)	2,268,139	(299,230)
Increase (decrease) in payables and accrued expenses	(2,995,482)	451,255	1,736,506

Net cash provided by continuing operations	13,435,694	20,537,576	24,736,120
Net cash used in discontinued operations	(170,270)	(199,626)	—

Net cash provided by operating activities	13,265,424	20,337,950	24,736,120

Cash flows from investing activities:
Capital expenditures	(2,119,220)	(1,374,904)	(3,852,961)
Proceeds from disposition of radio stations	19,650,000	1,500,000	—
Payments for investments	—	—	(2,751)
Proceeds from sale of investments	699,877	4,791,938	—
Repayment of note receivable	—	3,350,000	—
Repayment of related party notes receivable	129,387	138,427	147,318

Net cash provided by (used in) investing activities	18,360,044	8,405,461	(3,708,394)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	100,000,000	—	168,986,906
Principal payments on indebtedness	(129,139,295)	(26,372,264)	(179,986,906)
Payments of loan fees	(2,037,095)	(107,381)	(2,300,323)
Proceeds from exercise of employee stock options	—	18,376	16,500
Payments for treasury stock	—	—	(623,209)

Net cash used in financing activities	(31,176,390)	(26,461,269)	(13,907,032)

Net increase in cash and cash equivalents	449,078	2,282,142	7,120,694
Cash and cash equivalents at beginning of year	4,998,526	5,447,604	7,729,746

Cash and cash equivalents at end of year	$5,447,604	$7,729,746	$14,850,440

Cash paid for interest	$15,859,044	$11,419,615	$7,035,949

Cash paid for income taxes	$484,408	$448,050	$922,580

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$6,702,237	$6,356,638	$6,264,681

Trade sales expense	$6,548,259	$5,894,725	$5,703,114

Property and equipment acquired through placement of advertising airtime	$552,464	$193,055	$494,230

Note received as partial consideration for disposition of radio stations	$3,350,000	$—	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Basis of Presentation

Beasley Broadcast Group, Inc. (the “Company”) owns 41 radio stations with its primary source of revenue generated from the sale of advertising airtime to local and national advertisers and national network advertisers. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has two classes of common stock and may issue one or more series of preferred stock. The only difference between the Class A common stock and Class B common stock is that Class A common stock is entitled to one vote per share and Class B common stock is entitled to ten votes per share. Class B shares are convertible into Class A shares on a one for one basis under certain circumstances.

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

Impairment

The Company assesses the recoverability of property and equipment and certain intangibles, whenever an event has occurred that may result in an impairment loss, by comparing estimates of related future undiscounted cash flows to the carrying amounts of the assets. If the future undiscounted cash flow estimate is less than the carrying amount, the carrying amount is reduced to the estimated fair value. The Company also evaluates the useful lives of property and equipment and certain intangibles to determine whether events or circumstances warrant revised depreciation or amortization periods.

FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are stated at cost less the accumulated amortization recorded through December 31, 2001, at which time the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142. FCC broadcasting licenses and goodwill are no longer amortized but are tested for impairment at least annually as of December 31 in accordance with the provisions of SFAS 142. For income tax purposes, FCC broadcasting licenses and goodwill continue to be amortized using the straight-line method over their estimated useful lives.

Other Intangibles

Other intangibles are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting and income tax purposes. Management considers this method to be a reasonable approximation of the effective interest method for amortization of loan fees.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investment in FindWhat.com is classified as available-for-sale and recorded at fair value based on its quoted market price. The unrealized gain or loss on FindWhat.com is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s investments in iBiquity are recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate swap agreements to reduce the potential impact of changes in interest rates on its credit facility. These swap agreements are all designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of SFAS 133. The swap agreements are reported at fair value in the consolidated balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

Revenue Recognition

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions in the consolidated financial statements. An allowance is recorded for uncollectible accounts.

Trade Sales

Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded.

Program Rights

The total contract costs for sports programming rights are expensed on a straight-line basis in the periods in which the games are played and broadcast and are reported in cost of services in the consolidated statements of operations. Other payments are expensed when additional contract elements, such as post-season games, are played and broadcast.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Stock-Based Employee Compensation

As of December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation.

	2002	2003	2004
Net income (loss)	$(3,727,050)	$12,771,192	$12,030,842
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $2,902,048, $850,992 and $354,010 for the years ended December 31, 2002, 2003 and 2004, respectively)	(4,612,317)	(1,352,510)	(562,639)

Adjusted net income (loss)	$(8,339,367)	$11,418,682	$11,468,203

Net income (loss) per share:
Basic—as reported	$(0.15)	$0.53	$0.50

Basic—as adjusted	$(0.34)	$0.47	$0.47

Diluted—as reported	$(0.15)	$0.52	$0.49

Diluted—as adjusted	$(0.34)	$0.47	$0.47

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $11,000 or $12,000 if aged 50 years or older in 2002, $12,000 or $14,000 if aged 50 years or older in 2003, and $13,000 or $15,000 if aged 50 years or older in 2004. There was no employer matching contributions for the years ended December 31, 2002, 2003 and 2004.

Segment Information

Effective January 1, 2004, the Company reorganized its internal reporting process and the information provided to the Company’s chief operating decision maker to better facilitate his evaluation of the performance of the Company’s radio stations. The Company’s chief operating decision maker now receives operating results and other information directly from the Company’s radio stations and no longer evaluates performance or allocates resources based on the operating segments reported during periods that ended prior to January 1, 2004. As a result of this reorganization, the Company now operates only one reportable segment, which includes all of its radio stations.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Changes

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. In accordance with the provisions of SFAS 142, as of January 1, 2002, the Company tested its FCC broadcasting licenses, which were identified as intangible assets having indefinite useful lives, and goodwill for impairment. To estimate the fair value of its FCC broadcasting licenses and goodwill, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recognized an impairment of $17.5 million related to FCC broadcasting licenses and goodwill and recorded the loss as the cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. The cumulative effect of the accounting change, net of income taxes, decreased net income $12.1 million and earnings per share $0.50, of which $0.4 million or $0.02 per share is reported in discontinued operations.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. SFAS 123(R) is effective as of the beginning of the interim or annual reporting period that begins after June 15, 2005. The Company has not completed its evaluation of the impact of the adoption of SFAS 123(R).

(2)    Acquisitions and Dispositions

Radio station acquisitions are accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price is allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. Operations of acquired radio stations are included in the results of the Company from the acquisition date of each radio station.

Pending Acquisition

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. At that time, the

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company filed an application with the FCC requesting consent to the assignment of the licenses to the Company, which is pending. By Public Notice dated October 8, 2004, the FCC directed that pending assignment applications be amended to demonstrate compliance with or request a waiver of new multiple ownership rules adopted by the FCC in June 2003 that had previously been stayed by the Court of Appeals for the Third Circuit. On November 8, 2004, the Company filed an amendment to the application that requested a waiver of the new multiple ownership rules. The application remains pending.

2003 Disposition

•	On February 5, 2003, the Company completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under the Company’s credit facility. The Company recorded a pre-tax gain of $436,365 on the disposition. The gain is reported in discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Upon completion of this sale the Company no longer has operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2002 and 2003.

A summary of discontinued operations is as follows:

	Year ended December 31,
	2002	2003
Net revenue	$115,293	$3,027

Gain on disposal	$—	$436,365

Income (loss) before income taxes	$(332,322)	$404,303
Income tax expense (benefit)	(128,344)	137,463

Income (loss) before cumulative effect of accounting change	(203,978)	266,840
Cumulative effect of accounting change (net of income tax benefit of $197,122)	(445,875)	—

Net income (loss) from discontinued operations	$(649,853)	$266,840

2002 Dispositions

•	On March 20, 2002, the Company completed the sale of two radio stations in the New Orleans market to Wilks Broadcasting LLC. As consideration for the sale of these radio stations, the Company received $23.0 million, subject to certain adjustments, including $19.65 million in cash and a $3.35 million note payable from Wilks Broadcasting LLC. The note accrued interest at 9% per annum and was repaid in full during the third quarter of 2003. The Company used $19.5 million of the net cash proceeds to repay a portion of term loan A under its credit facility. The Company recorded a pre-tax loss of $297,447 on the disposition. The loss is reported in other non-operating expenses in the consolidated statement of operations for the year ended December 31, 2002.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions for the years ended December 31, 2002 and 2003 are summarized as follows:

	Year ended December 31,
	2002	2003
Proceeds from disposition of radio stations	$23,000,000	$1,500,000
Accounts receivable	(70,704)	—
Property and equipment	(1,557,805)	(398,705)
FCC broadcasting licenses	(21,040,250)	(500,000)
Goodwill	(51,396)	—
Other intangibles	(327,077)	(96,146)
Selling expenses	(250,215)	(68,784)

Gain (loss) on disposition of radio stations	$(297,447)	$436,365

(3)    Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2003	2004
Land, buildings and improvements	$7,388,791	$9,394,379	15-30
Broadcast equipment	16,982,785	16,110,631	5-15
Transportation equipment	1,181,123	1,271,403	5
Office equipment and other	3,360,024	3,552,688	5-10
Construction in progress	1,372,773	1,784,725	—

	30,285,496	32,113,826
Less accumulated depreciation and amortization	(13,305,671)	(13,384,136)

	$16,979,825	$18,729,690

(4)    Other Intangibles

Other intangibles is comprised of the following:

	December 31, 2003		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Loan fees	$5,305,187	$(2,039,554)	$3,090,957	$(382,029)
Other intangibles	1,204,741	(766,243)	1,204,741	(1,007,191)

	$6,509,928	$(2,805,797)	$4,295,698	$(1,389,220)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, amortization expense for the next five years and thereafter is as follows:

2005	$596,797
2006	434,270
2007	416,758
2008	416,758
2009	416,758
Thereafter	625,137

Total	$2,906,478

(5)    Investments

The Company held 200,000 shares of common stock of FindWhat.com as of December 31, 2003 and 2004. The fair value of the common stock as of December 31, 2004 was $3.5 million, which includes an unrealized gain of $3.3 million. The fair value of the common stock as of December 31, 2003 was $3.75 million, which includes an unrealized gain of $3.55 million.

The Company held 5,394 shares of series A preferred stock of iBiquity Digital as of December 31, 2003 and 2004. The Company held 896 shares of series C preferred stock of iBiquity Digital as of December 31, 2004.

In 2003, the Company sold 300,000 shares of FindWhat.com and recorded a gain on investment of $4.5 million. In 2002, the Company sold 100,000 shares and recorded a gain on investment of $0.6 million.

(6)    Accrued Expenses

Accrued expenses is comprised of the following:

	December 31,
	2003	2004
Accrued payroll	$2,074,089	$2,382,123
Other accrued expenses	1,879,258	2,751,614

	$3,953,347	$5,133,737

(7)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2003	2004
Credit facility:
Revolving credit loan	$39,407,958	$8,986,906
Term loan	—	150,000,000
Term loan A	31,578,948	—
Term loan B	99,000,000	—

	169,986,906	158,986,906
Less current installments	—	(5,625,000)

	$169,986,906	$153,361,906

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the revolving credit loan had a maximum commitment of $103.5 and included a $50.0 million sub-limit for letters of credit. The revolving credit loan and term loan A bore interest at either the base rate or LIBOR plus a margin that was determined by the Company’s debt to operating cash flow ratio. The base rate was equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. The revolving credit loan and term loan A carried interest at 3.4375% as of December 31, 2003. Term loan B bore interest at either the base rate plus 2.75% or LIBOR plus 4.0%. Term loan B carried interest at an average rate of 5.1875% as of December 31, 2003. On February 27, 2004, the Company entered into a new credit agreement.

As of December 31, 2004, the revolving credit loan had a maximum commitment of $75.0 million and included a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% as of December 31, 2004, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the new credit agreement, the Company recorded a $2.4 million loss on extinguishment of long-term debt in the year ended December 31, 2004 to write-off debt issuance costs related to the old credit facility and certain fees related to the new credit facility.

As of December 31, 2004, the Company had $66.0 million in remaining commitments available under its credit facility; however, as of December 31, 2004, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $49.4 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $159.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of December 31, 2004, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$5,625,000	$5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	8,986,906	99,750,000	108,736,906

Total	$8,986,906	$150,000,000	$158,986,906

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2004, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of December 31, 2004, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2005 through March 31, 2005, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of December 31, 2004, management of the Company believed it was in compliance with applicable financial covenants.

On June 18, 2004, the Company’s credit agreement was amended to permit the Company to repurchase up to $50.0 million of its common stock and to pay dividends on its common stock in an amount up to an aggregate of $5.0 million per year.

(8)    Treasury Stock

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization. During the year ended December 31, 2004, the Company paid $0.6 million to repurchase 43,065 shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

(9)    Derivative Financial Instruments

For the years ended December 31, 2002, 2003 and 2004, the Company paid additional interest of $4.2 million, $3.0 million and $0.5 million, respectively. The amount received or paid is based on the differential between the specified rates of the swap agreements and the variable interest rate of the credit facility.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Income Taxes

Total income tax expense is as follows:

	Year ended December 31,
	2002	2003	2004
Continuing operations	$5,812,479	$8,847,336	$8,362,781
Cumulative effect of accounting change	(5,162,204)	—	—
Discontinued operations	(325,466)	137,463	—
Additional paid-in capital	—	(2,045)	(8,352)
Accumulated other comprehensive income, net	—	1,534,632	146,214

	$324,809	$10,517,386	$8,500,643

Income tax expense from continuing operations is as follows:

	Year ended December 31,
	2002	2003	2004
Federal:
Current	$—	$—	$1,163,773
Deferred	4,419,431	7,069,968	5,455,079

	4,419,431	7,069,968	6,618,852
State:
Current	279,214	444,345	499,610
Deferred	1,113,834	1,333,023	1,244,319

	1,393,048	1,777,368	1,743,929

	$5,812,479	$8,847,336	$8,362,781

Income tax expense from continuing operations differ from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income from continuing operations before taxes as follows:

	Year ended December 31,
	2002	2003	2004
Expected tax expense	$4,900,011	$7,259,574	$6,933,832
State income taxes, net of federal benefit	462,652	1,163,736	1,046,193
Valuation allowance	415,498	60,721	188,565
Other	34,318	363,305	194,191

	$5,812,479	$8,847,336	$8,362,781

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2004
Allowance for doubtful accounts	$180,472	$210,945
Accrued expenses	—	222,065
Net operating losses	1,632,240	743,318
Valuation allowance	(476,219)	(664,784)

Gross deferred tax assets	1,336,493	511,544
Unrealized gain on investment	(1,062,050)	(983,265)
Unrealized gain on derivative financial instruments	(94,422)	(388,621)
Property and equipment	(1,348,321)	(1,461,429)
Intangibles	(28,235,700)	(33,929,146)

Gross deferred tax liabilities	(30,740,493)	(36,762,461)

Net deferred tax liabilities	$(29,404,000)	$(36,250,917)

The Company expects future operations to generate sufficient taxable income to utilize its net deferred tax assets. As of December 31, 2004, the Company has state net operating losses of $10.1 million, which expire in various years through 2024. The increase in the valuation allowance relates to net operating losses in certain states in which management has determined, more likely than not, that such losses will not be utilized before they expire.

(11)    Income Per Share

Income from continuing operations before cumulative effect of accounting change and discontinued operations per share calculation information is as follows:

	2002	2003	2004
Income from continuing operations before cumulative effect of accounting change and discontinued operations	$8,599,319	$12,504,352	$12,030,842

Weighted-average shares outstanding:
Basic	24,273,441	24,273,783	24,263,103
Effect of dilutive stock options	39,458	60,697	265,868

Diluted	24,312,899	24,334,480	24,528,971

Income from continuing operations before cumulative effect of accounting change and discontinued operations per basic share	$0.35	$0.52	$0.50

Income from continuing operations before cumulative effect of accounting change and discontinued operations per diluted share	$0.35	$0.51	$0.49

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$26,068,618	$30,959,144	$31,771,720	$33,405,472
Operating income from continuing operations	4,720,183	7,870,947	8,376,055	8,458,892
Net income	242,881	3,773,221	4,101,271	3,913,469
Basic net income per share	0.01	0.16	0.17	0.16
Diluted net income per share	0.01	0.15	0.17	0.16

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$24,519,616	$28,473,088	$29,356,876	$32,132,660
Operating income from continuing operations	4,657,334	7,055,229	7,305,627	7,374,416
Income from continuing operations before discontinued operations	1,709,494	4,382,621	3,112,232	3,300,005
Net income	1,976,334	4,382,621	3,112,232	3,300,005
Basic and diluted income from continuing operations before discontinued operations per share	0.07	0.18	0.13	0.14
Basic and diluted net income per share	0.08	0.18	0.13	0.14

(13)    Related Party Transactions

Notes receivable totaling $4.4 million are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2002, 2003 and 2004 interest income on the notes receivable from BFT was approximately $323,000, $314,000 and $305,000, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $527,000 per annum.

The Company leases office and studio space in Boca Raton, Florida from BFT. The lease agreement expires on June 5, 2010. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $78,000, $82,000 and $86,000, respectively.

The Company leases office and studio space in Ft. Myers, Florida from its principal stockholder, George G. Beasley. The lease agreements expire on August 31, 2009. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $108,000, $115,000 and $118,000, respectively.

The Company leases land in Augusta, Georgia from George G. Beasley. The lease agreement expires on November 1, 2023. For the year ended December 31, 2003 and 2004, rental expense was approximately $5,000 and $32,000, respectively.

The Company leases a radio tower in Augusta, Georgia from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $23,000, $24,000 and $24,000, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases office space in Naples, Florida from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $89,000, $100,000 and $106,000, respectively.

From time to time, the Company leases aircraft for business trips from Beasley Aircraft Leasing, LLC, which is wholly-owned by George G. Beasley. For the years ended December 31, 2002, 2003 and 2004, rental expense was approximately $95,000, $70,000 and $91,000, respectively.

As of December 31, 2004, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2005	$738,744
2006	750,195
2007	762,203
2008	774,796
2009	736,278
Thereafter	5,766,526

Total	$9,528,742

(14)    Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•	Notes receivable—It is not practicable to estimate the fair value of the Company’s notes receivable due to their related party nature.

•	Investments—The fair value of the Company’s available-for-sale investment is estimated using quoted market prices.

•	Long-term debt—The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate, which is based on current market rates.

•	Derivative financial instruments—The fair value of the Company’s derivative financial instruments is based on an estimate of the amounts expected to be paid or received upon termination of the swap agreements.

The carrying amounts of cash and cash equivalents, accounts receivable, trade sales receivable, other receivables, accounts payable, accrued expenses and trade sales payable approximates fair value due to the short-term maturity of these instruments.

(15)    Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. For the years ended December 31, 2002, 2003 and 2004, lease expense was $1.9 million, $1.9 million and $2.0 million, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has various commitments for rating services, sports programming rights, and on-air personalities not employed by us. As of December 31, 2004, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2005	$6,939,352
2006	3,786,860
2007	3,597,158
2008	3,149,623
2009	1,051,881
Thereafter	4,644,218

Total	$23,169,092

WQAM-AM’s license is currently subject to an objection and indecency-related proceedings at the FCC, described below, and that license has not been renewed despite the fact that the Company timely-filed a renewal application in October 2003. However, because the Company filed a timely renewal application, it continues to operate the radio station under this license in the ordinary course and does not anticipate non-renewal.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to the Company a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carries the Howard Stern Show.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(16)    Equity Plan

The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) provides for a variety of compensation awards, including stock options, restricted stock, and other stock-related benefits. A total of 4,000,000 shares of Class A common stock has been reserved for issuance under the Plan after stockholders approved an amendment on May 12, 2004 to increase the number of shares available for grant under the Plan by an additional 1,000,000 shares of Class A common stock. As of December 31, 2004, the Company has issued stock options with ten-year terms that generally vest ratably and become fully exercisable after a period of three to five years from the date of grant, however some contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. As of December 31, 2004, there were 1,019,000 additional shares available for grant under the Plan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance as of December 31, 2001	2,666,000	$15.24
Granted	180,000	$11.70
Forfeited	(25,000)	$14.90

Balance as of December 31, 2002	2,821,000	$15.02
Granted	97,500	$12.06
Exercised	(1,666)	$11.03

Balance as of December 31, 2003	2,916,834	$14.92
Granted	77,500	$15.64
Exercised	(2,000)	$8.25
Forfeited	(15,000)	$15.50

Balance as of December 31, 2004	2,977,334	$14.94

Options exercisable as of December 31:
2002	1,568,878	$15.34

2003	2,320,085	$15.34

2004	2,353,439	$15.30

The options outstanding as of December 31, 2004, have a range of exercise prices from $7.94 to $16.29 and a weighted-average remaining contractual life of 5.6 years.

The per share weighted-average fair value of stock options outstanding as of December 31, 2002, 2003 and 2004 was $8.78, $8.77, and $8.80, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Year ended December 31,
	2002	2003	2004
Expected life (in years)	7	7	7
Expected volatility	68%	68%	62%
Risk-free interest rate	4.00%	3.81% to 4.40%	4.13% to 4.53%
Dividend yield	—	—	—

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2003 and 2004

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	576,342	979,534	1,140,062	415,814
Valuation allowance for deferred tax assets	—	415,498	—	415,498

Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	415,814	951,264	899,775	467,303
Valuation allowance for deferred tax assets	415,498	60,721	—	476,219

Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	467,303	1,147,109	1,068,205	546,207
Valuation allowance for deferred tax assets	476,219	188,565	—	664,784

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

As of December 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

George G. Beasley

Caroline Beasley

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Commission no later than May 2, 2005. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 proxy statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2005 proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Officers Compensation” in our 2005 proxy statement. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the 2005 proxy statement are not incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2005 proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2005 proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Principal Accounting Fees and Services” in our 2005 proxy statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description
3.1	Amended certificate of incorporation of the Registrant. (1)
3.2	Third amended and restated bylaws of the Registrant. (2)
10.1	George G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000. (1)
10.2	Bruce G. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000. (1)
10.3	B. Caroline Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000. (1)
10.4	Brian E. Beasley executive employment agreement with Beasley Mezzanine Holdings, LLC, dated January 31, 2000. (1)
10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (1)
10.6	Allen B. Shaw executive employment agreement with Beasley Mezzanine Holdings, LLC, dated February 1, 2001. (3)
10.7	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (4)
10.8	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (5)
10.9	First Amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (6)
21.1	Subsidiaries of the Company. (7)
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.30 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.

(6)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Registration Statement on Form S-8 dated May 27, 2004.
(7)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 14, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ GEORGE G. BEASLEY
George G. Beasley Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2005

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President, Co-Chief Operating Officer and Director	February 28, 2005

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board and Co-Chief Operating Officer	February 28, 2005

/s/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	February 28, 2005

/s/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	February 28, 2005

/s/ JOE B. COX Joe B. Cox	Director	February 28, 2005

/s/ MARK S. FOWLER Mark S. Fowler	Director	February 28, 2005

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	February 28, 2005