Form 10-Q
period 2005-03-31
BEASLEY BROADCAST GROUP INC
filed 2005-05-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Class A Common Stock, $.001 par value, 7,444,299 Shares Outstanding as of May 2, 2005

Class B Common Stock, $.001 par value, 16,792,743 Shares Outstanding as of May 2, 2005

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,850,440	$17,148,623
Accounts receivable, less allowance for doubtful accounts of $546,207 in 2004 and $463,178 in 2005	21,522,167	19,721,427
Trade sales receivable	1,696,096	1,908,413
Other receivables	656,112	887,904
Prepaid expenses and other	2,523,580	3,004,869
Deferred tax assets	472,165	617,711

Total current assets	41,720,560	43,288,947
Notes receivable	4,254,349	4,212,198
Property and equipment, net	18,729,690	18,148,916
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Investments	3,598,753	2,126,753
Derivative financial instruments	1,006,270	1,442,114
Other assets	3,688,137	3,815,473

Total assets	$286,300,317	$286,336,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,625,000	$7,500,000
Accounts payable	2,551,926	1,759,428
Accrued expenses	5,133,737	7,140,456
Trade sales payable	1,829,479	1,877,310

Total current liabilities	15,140,142	18,277,194
Long-term debt, less current installments	153,361,906	148,486,906
Deferred tax liabilities	36,723,082	37,470,026

Total liabilities	205,225,130	204,234,126
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,459,364 and 7,487,364 issued in 2004 and 2005, respectively	7,460	7,488
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,817,743 and 16,792,743 issued in 2004 and 2005, respectively	16,817	16,792
Additional paid-in capital	106,679,201	106,715,278
Accumulated deficit	(27,676,506)	(26,048,946)
Accumulated other comprehensive income	2,671,424	2,035,430
Treasury stock, 43,065 shares in 2004 and 2005	(623,209)	(623,209)

Stockholders’ equity	81,075,187	82,102,833

Total liabilities and stockholders’ equity	$286,300,317	$286,336,959

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2004	2005
Net revenue	$26,068,618	$28,636,183

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,923,760	9,849,947
Selling, general and administrative	10,039,239	12,174,373
Corporate general and administrative	1,562,610	1,632,218
Depreciation and amortization	822,826	846,588

Total costs and expenses	21,348,435	24,503,126
Operating income	4,720,183	4,133,057
Other income (expense):
Interest expense	(1,964,500)	(1,758,895)
Loss on extinguishment of long-term debt	(2,418,781)	—
Other non-operating expenses	(61,037)	(4,077)
Gain on increase in fair value of derivative financial instruments	39,113	—
Interest income	88,856	124,654
Other non-operating income	967	204,366

Income before income taxes	404,801	2,699,105
Income tax expense	161,920	1,071,545

Net income	$242,881	$1,627,560

Basic and diluted net income per share	$0.01	$0.07

Basic common shares outstanding	24,275,700	24,234,975

Diluted common shares outstanding	24,773,845	24,551,108

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2004	2005
Net income	$242,881	$1,627,560

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $220,906 for the three months ended March 31, 2004 and income tax benefit of $568,485 for the three months ended March 31, 2005)	351,094	(903,515)
Unrealized gain (loss) on derivative financial instruments (net of income tax benefit of $198,868 for the three months ended March 31, 2004 and net of income tax expense of $168,323 for the three months ended March 31, 2005)	(316,068)	267,521

Other comprehensive income (loss)	35,026	(635,994)

Comprehensive income	$277,907	$991,566

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$242,881	$1,627,560
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(249,293)	(220,532)
Depreciation and amortization	822,826	846,588
Loss on extinguishment of long-term debt	2,418,781	—
Gain on increase in fair value of derivative financial instruments	(39,113)	—
Gain on sale of building	—	(204,366)
Deferred income taxes	134,650	1,001,560
Change in operating assets and liabilities:
Decrease in receivables	4,730,778	1,571,615
Increase in prepaid expenses and other	(908,379)	(481,289)
Increase in other assets	(222,976)	(286,484)
Increase in payables and accrued expenses	718,463	1,202,089

Net cash provided by operating activities	7,648,618	5,056,741

Cash flows from investing activities:
Capital expenditures	(1,065,445)	(442,792)
Proceeds from sale of building	—	620,000
Payments from related parties	36,255	39,484

Net cash provided by (used in) investing activities	(1,029,190)	216,692

Cash flows from financing activities:
Proceeds from issuance of indebtedness	168,986,906	—
Principal payments on indebtedness	(170,986,906)	(3,000,000)
Payments of loan fees	(2,300,323)	—
Proceeds from exercise of employee stock options	16,500	24,750

Net cash used in financing activities	(4,283,823)	(2,975,250)

Net increase in cash and cash equivalents	2,335,605	2,298,183
Cash and cash equivalents at beginning of year	7,729,746	14,850,440

Cash and cash equivalents at end of year	$10,065,351	$17,148,623

Cash paid for interest	$2,067,884	$1,767,312

Cash paid for income taxes	$173,580	$863,364

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$1,472,916	$1,257,430

Trade sales expense	$1,223,623	$1,036,898

Property and equipment acquired through placement of advertising air time	$—	$56,046

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

The condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of the first quarter of 2005 are not necessarily indicative of results for the full year.

Certain amounts previously reported in the 2004 condensed consolidated condensed financial statements have been reclassified to conform to the 2005 presentation.

(2)    Stock-Based Employee Compensation

As of March 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended March 31,
	2004	2005
Net income	$242,881	$1,627,560
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $102,415 and $79,983 for the three months ended March 31, 2004 and 2005, respectively)	(162,423)	(127,119)

Adjusted net income	$80,458	$1,500,441

Net income per share:
Basic and diluted—as reported	$0.01	$0.07

Basic and diluted—as adjusted	$0.00	$0.06

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)    Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the SEC announced an amendment to the compliance dates for SFAS 123(R) that delays the effective date for calendar year-end companies until the beginning of 2006. The Company has not completed its evaluation of the impact of the adoption of SFAS 123(R).

(4)    Pending Acquisition

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. At that time, the Company filed an application with the FCC requesting consent to the assignment of the licenses to the Company, which is pending. By Public Notice dated October 8, 2004, the FCC directed that pending assignment applications be amended to demonstrate compliance with or request a waiver of new multiple ownership rules adopted by the FCC in June 2003 that had previously been stayed by the Court of Appeals for the Third Circuit. On November 8, 2004, the Company filed an amendment to the application that requested a waiver of the new multiple ownership rules. The Company filed a supplement to the waiver request on April 14, 2005. The application remains pending.

(5)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2004	March 31, 2005
Credit facility:
Revolving credit loan	$8,986,906	$5,986,906
Term loan	150,000,000	150,000,000

	158,986,906	155,986,906
Less current installments	(5,625,000)	(7,500,000)

	$153,361,906	$148,486,906

As of March 31, 2005, the revolving credit loan had a maximum commitment of $75.0 million and included a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.635% as of December 31, 2004 and March 31, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2005, the Company had $69.0 million in remaining commitments available under its credit facility; however, as of March 31, 2005, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $48.7 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $156.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of March 31, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$5,625,000	$5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	5,986,906	99,750,000	105,736,906

Total	$5,986,906	$150,000,000	$155,986,906

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2005, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of March 31, 2005, management of the Company believed it was in compliance with applicable financial covenants.

(6)    Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time, and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2005.

General

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

	Three months ended March 31,
	2004	2005
Trade sales revenue	$1,472,916	$1,257,430
Trade sales expenses	$1,223,623	$1,036,898

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

Impairment of FCC Broadcasting Licenses and Goodwill.    We are required to estimate the fair value of our FCC broadcasting licenses and reporting units. To estimate the fair value of our FCC broadcasting licenses as of December 31, 2004, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM broadcast licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. We used internally-generated estimates of future cash flows to determine the fair value of each of our reporting units as of December 31, 2004. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. We did not record any impairment losses on our FCC broadcasting licenses or goodwill in 2004. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment.    We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2004 or during the three months ended March 31, 2005. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the SEC announced an amendment to the compliance dates for SFAS 123(R) that delays the effective date for calendar year-end companies until the beginning of 2006. We have not completed our evaluation of the impact of the adoption of SFAS 123(R).

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2004	2005	$	%
Net revenue	$26,068,618	$28,636,183	$2,567,565	9.8%
Cost of services	8,923,760	9,849,947	926,187	10.4
Selling, general and administrative expenses	10,039,239	12,174,373	2,135,134	21.3
Interest expense	1,964,500	1,758,895	(205,605)	(10.5)

Net Revenue.    The $2.6 million increase in net revenue during the three months ended March 31, 2005 was due to improved performance at seven of our ten market clusters and included a $1.4 million increase at our Philadelphia market cluster, a $0.5 million increase at our Ft. Myers-Naples market cluster, and a $0.4 million increase at our Las Vegas market cluster.

Cost of Services.    The $0.9 million increase in cost of services during the three months ended March 31, 2005 was primarily due to an increase in programming and promotional expenses at eight of our ten market clusters.

Selling, General and Administrative Expenses.    The $2.1 million increase in selling, general and administrative expenses during the three months ended March 31, 2005 was primarily due to $1.4 million of employee separation costs at our Philadelphia market cluster and increased sales commissions, incurred in connection with generating the increase in net revenue at our market clusters.

Interest Expense.    The $0.2 million decrease in interest expense during the three months ended March 31, 2005 was primarily due to a reduction in the outstanding balance under our credit facility; however an increase in general interest rates increased our borrowing costs, which partially offset the benefits of a lower principal balance.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Other liquidity needs for the next twelve months and thereafter may include additional share repurchases, payment of cash dividends, and radio station acquisitions. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity available to us:

•	internally generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the foreseeable future. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

As of March 31, 2005, we held $17.1 million in cash and cash equivalents and had $69.0 million in remaining commitments available under our credit facility; however, as of March 31, 2005, our maximum total leverage covenant would have limited additional borrowings to $48.7 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under our credit facility.

Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been related to maintenance of our studio and office space and the technological improvement, including HD Radio, and maintenance of our broadcasting equipment. However, we have purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2004 and 2005 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2004	2005
Net cash provided by operating activities	$7,648,618	$5,056,741
Net cash provided by (used in) investing activities	(1,029,190)	216,692
Net cash used in financing activities	(4,283,823)	(2,975,250)

Net increase in cash and cash equivalents	$2,335,605	$2,298,183

Net Cash Provided By Operating Activities.    Net cash provided by operating activities decreased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to a $1.8 million increase in cash paid for station operating expenses, including selling expenses incurred in connection with generating the increase in sales, a $0.7 million increase in cash paid for income taxes, and a $0.4 million decrease in cash receipts from the sale of advertising airtime. The decrease in net cash was partially offset by a $0.3 million decrease in cash paid for interest during 2005.

Net Cash Provided By (Used In) Investing Activities.    Net cash provided by investing activities in the three months ended March 31, 2005 was primarily due to cash proceeds of $0.6 million from the sale of a building in Augusta, GA; which were partially offset by cash payments for capital expenditures of $0.4 million. Net cash used in investing activities for the same period in 2004 was primarily due to cash payments for capital expenditures of $1.1 million.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the three months ended March 31, 2005 was primarily due to voluntary repayments of $3.0 million of borrowings under our credit facility. Net cash used in financing activities in the same period in 2004 was primarily due to payments of fees of $2.3 million associated with our credit facility and voluntary repayments of $2.0 million of borrowings under our credit facility.

Credit Facility.    Our credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 4.635% as of December 31, 2004 and March 31, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2005, we had $69.0 million in remaining commitments available under our credit facility; however, as of March 31, 2005, our maximum consolidated total debt covenant would have limited additional borrowings to $48.7 million.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $156.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of March 31, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit Loan	Term loan	Total credit facility
2005	$—	$5,625,000	$5,625,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	5,986,906	99,750,000	105,736,906

Total	$5,986,906	$150,000,000	$155,986,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the three months ended March 31, 2005, our unused commitment fee was approximately $63,000.

We are required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2005, our consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2005 through December 31, 2005, the maximum ratio is 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

As of March 31, 2005, we believe that we were in compliance with all applicable financial covenants. As of March 31, 2005, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 4.76 times consolidated operating cash flow, our interest coverage ratio was 4.82 times interest expense, and our fixed charge coverage ratio was 3.03 times fixed charges.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rate and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2005, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, it is estimated that our annualized interest expense would increase by $0.8 million and net income would decrease by $0.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of March 31, 2005, we have entered into five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of March 31, 2005, the fair value of these agreements was an asset of $1.4 million.

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

As of March 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: May 4, 2005

/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 4, 2005

/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)