Form 10-Q
period 2005-06-30
BEASLEY BROADCAST GROUP INC
filed 2005-07-28
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Class A Common Stock, $.001 par value, 7,423,299 Shares Outstanding as of July 27, 2005

Class B Common Stock, $.001 par value, 16,792,743 Shares Outstanding as of July 27, 2005

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,850,440	$12,799,486
Accounts receivable, less allowance for doubtful accounts of $546,207 in 2004 and $461,976 in 2005	21,522,167	23,416,754
Trade sales receivable	1,696,096	752,192
Other receivables	656,112	2,047,519
Prepaid expenses and other	2,523,580	2,409,250
Deferred tax assets	472,165	284,620

Total current assets	41,720,560	41,709,821
Notes receivable	4,254,349	4,170,710
Property and equipment, net	18,729,690	18,223,092
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Investments	3,598,753	983,503
Derivative financial instruments	1,006,270	1,168,122
Other assets	3,688,137	3,883,560

Total assets	$286,300,317	$283,441,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,625,000	$7,500,000
Accounts payable	2,551,926	1,044,442
Accrued expenses	5,133,737	6,354,821
Trade sales payable	1,829,479	976,460

Total current liabilities	15,140,142	15,875,723
Long-term debt, less current installments	153,361,906	144,611,906
Deferred tax liabilities	36,723,082	38,065,289

Total liabilities	205,225,130	198,552,918
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,459,364 and 7,487,364 issued in 2004 and 2005, respectively	7,460	7,488
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,817,743 and 16,792,743 issued in 2004 and 2005, respectively	16,817	16,792
Additional paid-in capital	106,679,201	106,715,278
Accumulated deficit	(27,676,506)	(22,261,182)
Accumulated other comprehensive income	2,671,424	1,163,839
Treasury stock, 43,065 and 52,065 shares in 2004 and 2005, respectively	(623,209)	(753,767)

Stockholders’ equity	81,075,187	84,888,448

Total liabilities and stockholders’ equity	$286,300,317	$283,441,366

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net revenue	$30,959,144	$33,011,479	$57,027,762	$61,647,662

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	10,024,336	10,884,464	18,948,096	20,734,411
Selling, general and administrative	10,724,869	11,295,228	20,764,108	23,469,601
Corporate general and administrative	1,535,343	1,834,815	3,097,953	3,467,033
Depreciation and amortization	694,087	723,716	1,407,351	1,466,114
Asset purchase agreement termination costs	—	141,449	—	141,449

Total costs and expenses	22,978,635	24,879,672	44,217,508	49,278,608
Operating income	7,980,509	8,131,807	12,810,254	12,369,054
Other income (expense):
Interest expense	(1,750,570)	(1,920,951)	(3,824,632)	(3,784,036)
Loss on extinguishment of long-term debt	—	—	(2,418,781)	—
Other non-operating expenses	—	(80,880)	(61,037)	(84,957)
Interest income	90,528	129,786	179,384	254,440
Gain on increase in fair value of derivative financial instruments	112,836	—	151,949	—
Other non-operating income	—	6,901	967	211,267

Income before income taxes	6,433,303	6,266,663	6,838,104	8,965,768
Income tax expense	2,660,082	2,478,899	2,822,002	3,550,444

Net income	$3,773,221	$3,787,764	$4,016,102	$5,415,324

Basic net income per share	$0.16	$0.16	$0.17	$0.22

Diluted net income per share	$0.15	$0.16	$0.16	$0.22

Basic common shares outstanding	24,275,107	24,236,547	24,275,404	24,235,766

Diluted common shares outstanding	24,381,246	24,291,863	24,584,525	24,423,467

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income	$3,773,221	$3,787,764	$4,016,102	$5,415,324

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $118,177 and income tax benefit of $442,585 for the three months ended June 30, 2004 and 2005, respectively, and income tax expense of $339,083 and income tax benefit of $1,011,070 for the six months ended June 30, 2004 and 2005, respectively)	187,823	(703,415)	538,917	(1,606,930)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $389,872 and income tax benefit of $105,816 for the three months ended June 30, 2004 and 2005, respectively, and income tax expense of $191,004 and $62,507 for the six months ended June 30, 2004 and 2005, respectively)	619,636	(168,176)	303,568	99,345

Other comprehensive income (loss)	807,459	(871,591)	842,485	(1,507,585)

Comprehensive income	$4,580,680	$2,916,173	$4,858,587	$3,907,739

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$4,016,102	$5,415,324
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from trade sales	(188,395)	34,299
Depreciation and amortization	1,407,351	1,466,114
Asset purchase agreement termination costs	—	141,449
Amortization of loan fees	219,124	208,380
Loss on extinguishment of long-term debt	2,418,781	—
Gain on increase in fair value of derivative financial instruments	(151,949)	—
Gain on sale of building	—	(204,366)
Deferred income taxes	2,714,829	2,478,315
Change in operating assets and liabilities:
(Increase) decrease in receivables	1,611,655	(3,280,563)
Increase in prepaid expenses and other	(2,047,556)	(27,119)
Increase in other assets	(197,536)	(272,865)
Increase (decrease) in payables and accrued expenses	710,422	(298,532)

Net cash provided by operating activities	10,512,828	5,660,436

Cash flows from investing activities:
Capital expenditures	(2,624,056)	(1,193,540)
Proceeds from sale of building	—	620,000
Payments for investments	—	(2,750)
Payments from related parties	72,404	78,208

Net cash used in investing activities	(2,551,652)	(498,082)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	168,986,906	—
Principal payments on indebtedness	(173,986,906)	(6,875,000)
Payments of loan fees	(2,300,323)	(232,500)
Proceeds from exercise of employee stock options	16,500	24,750
Payments for treasury stock	—	(130,558)

Net cash used in financing activities	(7,283,823)	(7,213,308)

Net increase (decrease) in cash and cash equivalents	677,353	(2,050,954)
Cash and cash equivalents at beginning of year	7,729,746	14,850,440

Cash and cash equivalents at end of year	$8,407,099	$12,799,486

Cash paid for interest	$3,656,947	$3,515,347

Cash paid for income taxes	$412,080	$3,099,795

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$3,014,818	$2,470,594

Trade sales expense	$2,826,423	$2,504,893

Property and equipment acquired through placement of advertising air time	$97,536	$56,586

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of Beasley Broadcast Group, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of the second quarter of 2005 are not necessarily indicative of results for the full year.

Certain amounts previously reported in the 2004 condensed consolidated condensed financial statements have been reclassified to conform to the 2005 presentation.

(2)    Stock-Based Employee Compensation

As of June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income	$3,773,221	$3,787,764	$4,016,102	$5,415,324
Total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $72,927 and $56,120 for the three months ended June 30, 2004 and 2005, respectively, and $175,342 and $136,103 for the six months ended June 30, 2004 and 2005, respectively)	(116,253)	(89,194)	(278,676)	(216,313)

Adjusted net income	$3,656,968	$3,698,570	$3,737,426	$5,199,011

Net income per share:
Basic—as reported	$0.16	$0.16	$0.17	$0.22

Diluted—as reported	$0.15	$0.16	$0.16	$0.22

Basic and diluted—as adjusted	$0.15	$0.15	$0.15	$0.21

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

(4)    Termination of Asset Purchase Agreement

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. On June 24, 2005, the FCC released a decision denying the request for waiver of the multiple ownership rules that the Company had filed in connection with its application to acquire WGQR-FM and WBLA-AM. The decision also dismissed the related pending assignment application. Consequently, the asset purchase agreement was effectively terminated on June 24, 2005 and the Company wrote off $141,000 of previously capitalized costs related to the asset purchase agreement.

(5)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2004	June 30, 2005
Credit facility:
Revolving credit loan	$8,986,906	$3,986,906
Term loan	150,000,000	148,125,000

	158,986,906	152,111,906
Less current installments	(5,625,000)	(7,500,000)

	$153,361,906	$144,611,906

As of June 30, 2005, the revolving credit loan had a maximum commitment of $75.0 million and included a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 4.6045% as of December 31, 2004 and June 30, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of June 30, 2005, the Company had $71.0 million in remaining commitments available under the revolving portion of its credit facility; however, as of June 30, 2005, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $47.5 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $152.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of June 30, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$3,750,000	$3,750,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	3,986,906	99,750,000	103,736,906

Total	$3,986,906	$148,125,000	$152,111,906

The Company is required to satisfy financial covenants under its credit facility, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2005, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2005 through December 31, 2005, the maximum ratio remains 6.0 times; on the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of June 30, 2005, management of the Company believed it was in compliance with applicable financial covenants.

On June 27, 2005, the Company’s credit agreement was amended to, among other things, reduce the rate of interest it pays on each loan made thereunder.

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

Recent Developments

On June 27, 2005, our credit agreement was amended to, among other things, reduce the rate of interest we pay on each loan made thereunder.

On July 1, 2005, we began granting restricted stock to certain employees under our 2000 Equity Plan and during the third quarter of 2005 we began recording stock-based employee compensation cost related to these grants, in accordance with SFAS 123.

In June 2004, we entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. On June 24, 2005, the FCC released a decision denying the request for waiver of the multiple ownership rules that we had filed in connection with our application to acquire WGQR-FM and WBLA-AM. The decision also dismissed our related pending assignment application. Consequently, the asset purchase agreement was effectively terminated on June 24, 2005 and we wrote off $141,000 of previously capitalized costs related to the asset purchase agreement.

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

The advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels generally determine our net revenue. Advertising rates are primarily based on the following factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers as measured principally by quarterly reports issued by the Arbitron Ratings Company;

•	the number of radio stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Trade sales revenue	$1,541,902	$1,213,164	$3,014,818	$2,470,594
Trade sales expenses	$1,602,800	$1,467,995	$2,826,423	$2,504,893

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

Impairment of FCC Broadcasting Licenses and Goodwill.    We are required to estimate the fair value of our FCC broadcasting licenses and reporting units on at least an annual basis. To estimate the fair value of our FCC broadcasting licenses as of December 31, 2004, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM broadcast licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. We used internally-generated estimates of future cash flows to determine the fair value of each of our reporting units as of December 31, 2004. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. We did not record any impairment losses on our FCC broadcasting licenses or goodwill in 2004. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment.    We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2004 or during the six months ended June 30, 2005. There can be no assurance that impairment of our property and equipment will not occur in future periods.

Valuation of Accounts Receivable.    We continually evaluate our ability to collect our accounts receivable. Our ongoing evaluation includes review of specific accounts at our radio stations, the current financial condition of our customers and our historical write-off experience. This ongoing evaluation requires management judgment and if we had made different assumptions about these factors, the allowance for doubtful accounts could have been materially different.

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

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2004	2005	$	%
Net revenue	$30,959,144	$33,011,479	$2,052,335	6.6%
Cost of services	10,024,336	10,884,464	860,128	8.6
Selling, general and administrative expenses	10,724,869	11,295,228	570,359	5.3
Corporate general and administrative expenses	1,535,343	1,834,815	299,472	19.5

Net Revenue.    The $2.1 million increase in net revenue during the three months ended June 30, 2005 was due to improved performance at eight of our ten market clusters and included a $1.5 million increase at our Philadelphia market cluster, a $0.3 million increase at our Miami-Ft. Lauderdale market cluster, and a $0.3 million increase at our Ft. Myers-Naples market cluster. Net revenue decreased $0.4 million at our Augusta market cluster as a result of increased competition in that market.

Cost of Services.    The $0.9 million increase in cost of services during the three months ended June 30, 2005 was primarily due to a $0.9 million increase in costs at our Miami-Ft. Lauderdale market cluster resulting from a $0.7 million increase in program rights fees associated with the Florida Marlins baseball team and an increase in other programming and promotional expenses.

Selling, General and Administrative Expenses.    The $0.6 million increase in selling, general and administrative expenses during the three months ended June 30, 2005 was primarily due to increased sales commissions incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The $0.3 million increase in corporate general and administrative expenses during the three months ended June 30, 2005 was primarily due to increased costs, including compensation and legal fees, and other costs associated with complying with regulations applicable to public companies.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2004	2005	$	%
Net revenue	$57,027,762	$61,647,662	$4,619,900	8.1%
Cost of services	18,948,096	20,734,411	1,786,315	9.4
Selling, general and administrative expenses	20,764,108	23,469,601	2,705,493	13.0
Corporate general and administrative expenses	3,097,953	3,467,033	369,080	11.9

Net Revenue.    The $4.6 million increase in net revenue during the six months ended June 30, 2005 was due to improved performance at seven of our ten market clusters and included a $2.9 million increase at our Philadelphia market cluster, a $0.8 million increase at our Ft. Myers-Naples market cluster and a $0.5 million increase at our Las Vegas market cluster.

Cost of Services.    The $1.8 million increase in cost of services during the six months ended June 30, 2005 was primarily due to a $1.3 million increase in costs at our Miami-Ft. Lauderdale market cluster resulting from a $0.7 million increase in program rights fees associated with the Florida Marlins baseball team and an increase in other programming and promotional expenses.

Selling, General and Administrative Expenses.    The $2.7 million increase in selling, general and administrative expenses during the six months ended June 30, 2005 was primarily due to $1.4 million of employee separation costs at our Philadelphia market cluster and increased sales commissions incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The $0.4 million increase in corporate general and administrative expenses during the six months ended June 30, 2005 was primarily due to increased costs, including compensation and legal fees, and other costs associated with complying with regulations applicable to public companies.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases, payment of cash dividends and radio station acquisitions. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

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

As of June 30, 2005, we held $12.8 million in cash and cash equivalents and had $71.0 million in remaining commitments available under the revolving portion of our credit facility; however, as of June 30, 2005, our maximum total leverage covenant would have limited additional borrowings to $47.5 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been related to maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio and maintenance of our broadcasting equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2004 and 2005 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,
	2004	2005
Net cash provided by operating activities	$10,512,828	$5,660,436
Net cash used in investing activities	(2,551,652)	(498,082)
Net cash used in financing activities	(7,283,823)	(7,213,308)

Net increase (decrease) in cash and cash equivalents	$677,353	$(2,050,954)

Net Cash Provided By Operating Activities.    Net cash provided by operating activities decreased for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a $2.5 million increase in cash paid for station operating expenses, including selling expenses incurred in connection with generating the increase in net revenue, and a $2.7 million increase in cash paid for income taxes.

Net Cash Used In Investing Activities.    Net cash used in investing activities in the six months ended June 30, 2005 was primarily due to cash payments for capital expenditures of $1.2 million; which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA. Net cash used in investing activities for the same period in 2004 was primarily due to cash payments for capital expenditures of $2.6 million.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the six months ended June 30, 2005 was primarily due to scheduled repayments of $1.9 million and voluntary repayments of $5.0 million of borrowings under our credit facility. Net cash used in financing activities in the same period in 2004 was primarily due to payments of loan fees of $2.3 million associated with an amendment to our credit facility and voluntary repayments of $5.0 million of borrowings under our credit facility.

Credit Facility.    Our credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 4.6045% as of December 31, 2004 and June 30, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and our board of directors has authorized us to repurchase up to $25.0 million of our common stock. As of June 30, 2005, we have repurchased $0.8 million of our Class A common stock. Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $5.0 million per year. As of the date hereof, our Board has not declared any dividend on our common stock. Any decision by our Board to declare and pay a dividend on our common stock in the future, and the amount of any such dividend, will be based on such factors as our financial results, liquidity requirements and capital resources at the time of such declaration, the status of our stock repurchase plan, the terms of, and effect of any such dividend on, our credit facility and the Board’s assessment of other factors that could be material to us.

As of June 30, 2005, we had $71.0 million in remaining commitments available under the revolving portion of our credit facility; however, as of June 30, 2005, our maximum consolidated total debt covenant would have limited additional borrowings to $47.5 million.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $152.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of June 30, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$3,750,000	$3,750,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	3,986,906	99,750,000	103,736,906

Total	$3,986,906	$148,125,000	$152,111,906

We must pay a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the three and six months ended June 30, 2005, our unused commitment fee was approximately $63,000 and $126,000, respectively.

We are required to satisfy financial covenants under our credit facility, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2005, our consolidated total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2005 through December 31, 2005, the maximum ratio remains 6.0 times; on the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

As of June 30, 2005, we were in compliance with all applicable financial covenants. As of June 30, 2005, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 4.57 times consolidated operating cash flow, our interest coverage ratio was 4.78 times interest expense, and our fixed charge coverage ratio was 2.12 times fixed charges.

Failure to comply with these financial covenants, to make scheduled interest payments or scheduled principal repayments, or to comply with any other terms of our credit facility could result in the acceleration of the maturity of our debt outstanding thereunder, which could have a material adverse effect on our business or results of operations.

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

On June 27, 2005, our credit agreement was amended to, among other things, reduce the rate of interest we pay on each loan made thereunder.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2005, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.8 million and our net income would decrease by $0.5 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2005, we have entered into five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of June 30, 2005, the fair value of these agreements was an asset of $1.2 million.

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

As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal control over financial reporting during our second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to repurchases we made of our Class A common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2005	—	—	43,065	$24,376,791
May 1 – 31, 2005	—	—	43,065	$24,376,791
June 1 – 30, 2005	9,000	$14.48	52,065	$24,246,233

Total	9,000

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization. On May 12, 2005, the board of directors authorized a one-year extension of the repurchase period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 12, 2005. At the meeting our stockholders voted on the election of our directors. The results of that vote were as follows:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	173,965,801	844,269	—
Bruce G. Beasley	173,905,701	904,369	—
Caroline Beasley	173,892,396	917,674	—
Brian E. Beasley	173,905,701	904,369	—
Joe B. Cox	174,740,220	69,850	—
Allen B. Shaw	173,905,701	904,369	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	6,826,095	56,545	—
Herbert W. McCord	6,826,095	56,545	—

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (5)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (6)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (7)

10.6	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (8)

10.7	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.
(5)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(6)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(7)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(8)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Current Report on Form 8-K dated June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: July 28, 2005

/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: July 28, 2005

/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)