Form 10-Q
period 2005-09-30
BEASLEY BROADCAST GROUP INC
filed 2005-11-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.001 par value, 7,620,888 Shares Outstanding as of November 1, 2005

Class B Common Stock, $.001 par value, 16,792,743 Shares Outstanding as of November 1, 2005

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,850,440	$15,752,708
Accounts receivable, less allowance for doubtful accounts of $546,207 in 2004 and $421,944 in 2005	21,522,167	23,017,104
Trade sales receivable	1,696,096	879,343
Other receivables	656,112	1,000,002
Prepaid expenses and other	2,523,580	3,214,022
Derivative financial instruments	—	1,192,732
Deferred tax assets	472,165	—

Total current assets	41,720,560	45,055,911
Notes receivable	4,254,349	4,128,402
Property and equipment, net	18,729,690	18,294,569
FCC broadcasting licenses	203,174,334	203,174,334
Goodwill	10,128,224	10,128,224
Investments	3,598,753	1,260,128
Derivative financial instruments	1,006,270	—
Other assets	3,688,137	3,741,780

Total assets	$286,300,317	$285,783,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,625,000	$7,500,000
Accounts payable	2,551,926	1,242,047
Accrued expenses	5,133,737	8,017,323
Trade sales payable	1,829,479	825,830
Deferred tax liabilities	—	44,438

Total current liabilities	15,140,142	17,629,638
Long-term debt, less current installments	153,361,906	140,736,906
Deferred tax liabilities	36,723,082	38,637,092

Total liabilities	205,225,130	197,003,636
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,459,364 and 7,754,864 issued in 2004 and 2005, respectively	7,460	7,755
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,817,743 and 16,792,743 issued in 2004 and 2005, respectively	16,817	16,792
Additional paid-in capital	106,679,201	110,561,661
Accumulated deficit	(27,676,506)	(18,503,237)
Accumulated other comprehensive income	2,671,424	1,349,581
Unearned compensation	—	(3,039,513)
Treasury stock, 43,065 and 69,411 shares in 2004 and 2005, respectively	(623,209)	(1,613,327)

Stockholders’ equity	81,075,187	88,779,712

Total liabilities and stockholders’ equity	$286,300,317	$285,783,348

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net revenue	$31,771,720	$32,051,349	$88,799,482	$93,699,011

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	9,992,362	9,995,258	28,940,458	30,729,669
Selling, general and administrative (exclusive of stock-based employee compensation of $46,735 for the three and nine months ended September 30, 2005 shown separately below)	11,029,209	10,853,577	31,793,317	34,323,178
Corporate general and administrative (exclusive of stock-based employee compensation of $760,402 for the three and nine months ended September 30, 2005 shown separately below)	1,538,538	1,810,095	4,636,491	5,277,128
Stock-based employee compensation	—	807,137	—	807,137
Depreciation and amortization	725,994	705,351	2,133,345	2,171,465
Asset purchase agreement termination costs	—	—	—	141,449

Total costs and expenses	23,286,103	24,171,418	67,503,611	73,450,026
Operating income	8,485,617	7,879,931	21,295,871	20,248,985
Other income (expense):
Interest expense	(1,779,535)	(1,779,972)	(5,604,167)	(5,564,008)
Loss on extinguishment of long-term debt	—	—	(2,418,781)	—
Other non-operating expenses	(2,109)	(413)	(63,146)	(85,370)
Interest income	96,395	122,217	275,779	376,657
Gain on increase in fair value of derivative financial instruments	23,382	—	175,331	—
Other non-operating income	—	—	967	211,267

Income before income taxes	6,823,750	6,221,763	13,661,854	15,187,531
Income tax expense	2,722,479	2,463,818	5,544,481	6,014,262

Net income	$4,101,271	$3,757,945	$8,117,373	$9,173,269

Basic net income per share	$0.17	$0.16	$0.33	$0.38

Diluted net income per share	$0.17	$0.15	$0.33	$0.38

Basic common shares outstanding	24,263,608	24,199,515	24,272,107	24,223,549

Diluted common shares outstanding	24,363,737	24,291,056	24,496,979	24,356,335

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income	$4,101,271	$3,757,945	$8,117,373	$9,173,269

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax benefit of $340,628 and income tax expense of $107,364 for the three months ended September 30, 2004 and 2005, respectively, and income tax benefit of $1,545 and $903,706 for the nine months ended September 30, 2004 and 2005, respectively)	(541,372)	170,636	(2,455)	(1,436,294)
Unrealized gain (loss) on derivative financial instruments (net of income tax benefit of $136,674 and income tax expense of $9,504 for the three months ended September 30, 2004 and 2005, respectively, and income tax expense of $54,330 and $72,011 for the nine months ended September 30, 2004 and 2005, respectively)	(217,221)	15,106	86,347	114,451

Other comprehensive income (loss)	(758,593)	185,742	83,892	(1,321,843)

Comprehensive income	$3,342,678	$3,943,687	$8,201,265	$7,851,426

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$8,117,373	$9,173,269
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(236,449)	(239,068)
Stock-based employee compensation	—	807,137
Depreciation and amortization	2,133,345	2,171,465
Asset purchase agreement termination costs	—	141,449
Amortization of loan fees	328,686	330,008
Loss on extinguishment of long-term debt	2,418,781	—
Gain on increase in fair value of derivative financial instruments	(175,331)	—
Gain on sale of building	—	(204,366)
Deferred income taxes	5,250,734	3,262,308
Change in operating assets and liabilities:
Increase in receivables	(385,386)	(1,830,487)
Increase in prepaid expenses and other	(2,494,602)	(831,891)
Increase in other assets	(249,778)	(291,953)
Increase in payables and accrued expenses	1,717,161	1,561,575

Net cash provided by operating activities	16,424,534	14,049,446

Cash flows from investing activities:
Capital expenditures	(3,174,919)	(1,935,542)
Proceeds from sale of building	—	620,000
Payments for investments	—	(1,375)
Payments from related parties	109,173	117,607

Net cash used in investing activities	(3,065,746)	(1,199,310)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	168,986,906	—
Principal payments on indebtedness	(176,986,906)	(10,750,000)
Payments of loan fees	(2,300,323)	(232,500)
Proceeds from exercise of employee stock options	16,500	24,750
Payments for treasury stock	(398,034)	(990,118)

Net cash used in financing activities	(10,681,857)	(11,947,868)

Net increase in cash and cash equivalents	2,676,931	902,268
Cash and cash equivalents at beginning of year	7,729,746	14,850,440

Cash and cash equivalents at end of year	$10,406,677	$15,752,708

Cash paid for interest	$5,315,030	$5,291,076

Cash paid for income taxes	$560,330	$4,167,545

Supplement disclosure of non-cash operating, investing and financing activities:
Trade sales revenue	$4,521,926	$3,503,169

Trade sales expense	$4,285,477	$3,264,101

Property and equipment acquired through placement of advertising air time	$410,877	$52,172

Issuance of restricted stock to employees	$—	$3,846,650

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

Results of the third quarter of 2005 are not necessarily indicative of results for the full year.

Certain amounts previously reported in the 2004 condensed consolidated condensed financial statements have been reclassified to conform to the 2005 presentation.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)    Stock-Based Employee Compensation

As of September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income	$4,101,271	$3,757,945	$8,117,373	$9,173,269
Add stock-based employee compensation expense included in reported net income (net of income tax expense of $311,716 for the three and nine months ended September 30, 2005)	—	495,421	—	495,421

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards (net of income tax benefit of $73,940 and $367,836 for the three months ended September 30, 2004 and 2005, respectively, and $249,282 and $503,939 for the nine months ended September 30, 2004 and 2005, respectively)	(117,514)	(584,615)	(396,190)	(800,928)

Adjusted net income	$3,983,757	$3,668,751	$7,721,183	$8,867,762

Net income per share:
Basic—as reported	$0.17	$0.16	$0.33	$0.38

Diluted—as reported	$0.17	$0.15	$0.33	$0.38

Basic—as adjusted	$0.16	$0.15	$0.32	$0.37

Diluted—as adjusted	$0.16	$0.15	$0.32	$0.36

On July 1, 2005, the Company granted 267,500 shares of restricted stock to certain employees under its current stock-based employee compensation plan with a fair value of $14.38 per share, the closing stock price on the grant date. The restricted shares generally vest ratably and become fully vested after a period of three to five years from the date of grant. The fair value of the restricted stock was $3.8 million as of the grant date and was recorded as unearned compensation, a component of stockholders’ equity. Compensation expense will be recognized over the respective vesting period of each grant. For the three and nine months ended September 30, 2005, the Company recorded stock-based employee compensation of $0.8 million related to the issuance of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

(5)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2004	September 30, 2005
Credit facility:
Revolving credit loan	$8,986,906	$1,986,906
Term loan	150,000,000	146,250,000

	158,986,906	148,236,906
Less current installments	(5,625,000)	(7,500,000)

	$153,361,906	$140,736,906

As of September 30, 2005, the revolving credit loan had a maximum commitment of $75.0 million and included a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 5.125% as of December 31, 2004 and September 30, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2005, the Company had $73.0 million in remaining commitments available under the revolving portion of its credit facility; however, as of September 30, 2005, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $51.4 million.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $148.2 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of September 30, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$1,875,000	$1,875,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	1,986,906	99,750,000	101,736,906

Total	$1,986,906	$146,250,000	$148,236,906

The Company is required to satisfy financial covenants under its credit facility, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of September 30, 2005, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2005 through December 31, 2005, the maximum ratio remains 6.0 times; on the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2005, management of the Company believed it was in compliance with applicable financial covenants.

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

Recent Developments

On July 1, 2005, we granted 267,500 shares of restricted stock to certain employees under our 2000 Equity Plan with a fair value of $14.38 per share, the closing stock price on the grant date. The restricted shares generally vest ratably and become fully vested after a period of three to five years from the date of grant. The fair value of the restricted stock was $3.8 million as of the grant date and was recorded as unearned compensation, a component of stockholders’ equity. Compensation expense will be recognized over the respective vesting period of each grant. For the three and nine months ended September 30, 2005, we recorded stock-based employee compensation of $0.8 million related to the issuance of restricted stock.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Trade sales revenue	$1,507,108	$1,032,575	$4,521,926	$3,503,169
Trade sales expenses	$1,459,054	$759,208	$4,285,477	$3,264,101

Operating Expenses.    Our operating expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation, insurance and other expenses, incurred at our corporate offices, (3) stock-based employee compensation, and (4) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Impairment of Property and Equipment.    We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2004 or during the nine months ended September 30, 2005. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2004	2005	$	%
Net revenue	$31,771,720	$32,051,349	$279,629	0.9%
Cost of services	9,992,362	9,995,258	2,896	0.0
Selling, general and administrative expenses	11,029,209	10,853,577	(175,632)	(1.6)
Corporate general and administrative expenses	1,538,538	1,810,095	271,557	17.7
Stock-based employee compensation	—	807,137	807,137	N/a

Net Revenue.    The $0.3 million increase in net revenue during the three months ended September 30, 2005 was primarily due a $1.3 million increase at our Philadelphia market cluster and a $0.4 million increase at our Ft. Myers-Naples market cluster due to improved performance. These increases were partially offset by a $0.4 million decrease at our Augusta market cluster as a result of increased competition in that market and a $0.4 million decrease at our Las Vegas market cluster primarily due to weaker performance at one radio station that subsequently changed formats on October 3, 2005. The increases were also partially offset by a $0.3 million decrease at our Miami-Ft. Lauderdale market cluster primarily due to the absence of revenue from broadcasting the Miami Dolphins football games, which contributed $0.6 million in 2004. The program rights agreement to broadcast the Miami Dolphins football games was not renewed in 2005. This decrease at our Miami-Ft. Lauderdale market cluster was partially offset by a $0.4 million increase in revenue from broadcasting the Florida Marlins baseball games. Net revenue during the three months ended September 30, 2005 also includes an aggregate $0.5 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our inventory of airtime.

Cost of Services.    During the three months ended September 30, 2005, cost of services increased at six of our ten market clusters due to our continued investment in the programming and promotion of our radio stations. However, cost of services decreased $0.4 million at our Miami-Ft. Lauderdale market cluster primarily due to the absence of program rights fees due to the non-renewal of the Miami Dolphins football team program rights agreement, which cost $1.6 million in 2004. This decrease was partially offset by a $0.8 million increase in program rights fees to broadcast the Florida Marlins baseball games and increased contractual costs related to certain on-air personalities.

Selling, General and Administrative Expenses.    The $0.2 million decrease in selling, general and administrative expenses during the three months ended September 30, 2005 was primarily due to a decrease in trade sales expenses related to the reduction in trade sales revenue.

Corporate General and Administrative Expenses.    The $0.3 million increase in corporate general and administrative expenses during the three months ended September 30, 2005 was primarily due to increased compensation and other costs associated with complying with regulations applicable to public companies.

Stock-Based Employee Compensation.    On July 1, 2005, we granted 267,500 shares of restricted stock to certain employees under our 2000 Equity Plan and recorded $0.8 million of stock-based employee compensation related to these grants during the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2004	2005	$	%
Net revenue	$88,799,482	$93,699,011	$4,899,529	5.5%
Cost of services	28,940,458	30,729,669	1,789,211	6.2
Selling, general and administrative expenses	31,793,317	34,323,178	2,529,861	8.0
Corporate general and administrative expenses	4,636,491	5,277,128	640,637	13.8
Stock-based employee compensation	—	807,137	807,137	N/a

Net Revenue.    The $4.9 million increase in net revenue during the nine months ended September 30, 2005 was due to improved performance at seven of our ten market clusters and included a $4.2 million increase at our Philadelphia market cluster and a $1.2 million increase at our Ft. Myers-Naples market cluster due to improved performance. These increases were partially offset by a $0.8 million decrease at our Augusta market cluster as a result of increased competition in that market. Net revenue from our Miami-Ft. Lauderdale market cluster included a $0.5 million increase in revenue from broadcasting the Florida Marlins baseball games and a decrease due to the absence of revenue from broadcasting the Miami Dolphins football games, which contributed $0.5 million in 2004. Net revenue during the nine months ended September 30, 2005 also includes an aggregate $1.0 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our inventory of airtime.

Cost of Services.    The $1.8 million increase in cost of services during the nine months ended September 30, 2005 was primarily due to an increase in programming and promotional expenses at seven of our ten market clusters due to our continued investment in the programming and promotion of our radio stations. Cost of services increased $0.9 million at our Miami-Ft. Lauderdale market cluster primarily due to a $1.4 million increase in program rights fees to broadcast the Florida Marlins baseball games and increased contractual costs related to certain on-air personalities. These increases were partially offset by a decrease due to the absence of program rights fees due to the non-renewal of the Miami Dolphins football team program rights agreement, which cost $1.3 million in 2004.

Selling, General and Administrative Expenses.    The $2.5 million increase in selling, general and administrative expenses during the nine months ended September 30, 2005 was primarily due to $1.4 million of employee separation costs at our Philadelphia market cluster and increased sales commissions incurred in connection with generating the increase in net revenue at our market clusters.

Corporate General and Administrative Expenses.    The $0.6 million increase in corporate general and administrative expenses during the nine months ended September 30, 2005 was primarily due to increased compensation, legal fees and other costs associated with complying with regulations applicable to public companies.

Stock-Based Employee Compensation.    On July 1, 2005, we granted 267,500 shares of restricted stock to certain employees under our 2000 Equity Plan and recorded $0.8 million of stock-based employee compensation related to these grants during the nine months ended September 30, 2005.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases, payments of cash dividends and radio station acquisitions. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

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

As of September 30, 2005, we held $15.8 million in cash and cash equivalents and had $73.0 million in remaining commitments available under the revolving portion of our credit facility; however, as of September 30, 2005, our maximum total leverage covenant would have limited additional borrowings to $51.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio and maintenance of our broadcasting equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2004 and 2005 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2004	2005
Net cash provided by operating activities	$16,424,534	$14,049,446
Net cash used in investing activities	(3,065,746)	(1,199,310)
Net cash used in financing activities	(10,681,857)	(11,947,868)

Net increase in cash and cash equivalents	$2,676,931	$902,268

Net Cash Provided By Operating Activities.    Net cash provided by operating activities decreased for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to a $3.6 million increase in cash paid for income taxes, a $2.7 million increase in cash paid for station operating expenses, and a $0.6 million increase in cash paid for corporate general and administrative expenses. These decreases were partially offset by a $4.5 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities.    Net cash used in investing activities in the nine months ended September 30, 2005 was primarily due to cash payments for capital expenditures of $1.9 million; which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA. Net cash used in investing activities for the same period in 2004 was primarily due to cash payments for capital expenditures of $3.2 million.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the nine months ended September 30, 2005 was primarily due to scheduled repayments of $3.7 million and voluntary repayments of $7.0 million of borrowings under our credit facility and $1.0 million for purchases of our Class A common stock. Net cash used in financing activities in the same period in 2004 was primarily due to voluntary repayments of $8.0 million of borrowings under our credit facility payments, payments of loan fees of $2.3 million associated with an amendment to our credit facility and $0.4 million for purchases of our Class A common stock.

Credit Facility.    Our credit facility consists of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 5.125% as of December 31, 2004 and September 30, 2005, respectively, and mature on June 30, 2011. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and our board of directors has authorized us to repurchase up to $25.0 million of our common stock. As of September 30, 2005, we have repurchased $1.6 million of our Class A common stock. Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $7.5 million per year.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $148.2 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2011.

As of September 30, 2005, the scheduled repayments of the credit facility for the remainder of fiscal 2005, the following four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2005	$—	$1,875,000	$1,875,000
2006	—	7,500,000	7,500,000
2007	—	10,875,000	10,875,000
2008	—	12,000,000	12,000,000
2009	—	14,250,000	14,250,000
Thereafter	1,986,906	99,750,000	101,736,906

Total	$1,986,906	$146,250,000	$148,236,906

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and nine months ended September 30, 2005, our unused commitment fee was approximately $69,000 and $195,000, respectively.

We are required to satisfy financial covenants under our credit facility, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of September 30, 2005, our consolidated total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2005 through December 31, 2005, the maximum ratio remains 6.0 times; on the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

As of September 30, 2005, we were in compliance with all applicable financial covenants. As of September 30, 2005, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 4.46 times consolidated operating cash flow, our interest coverage ratio was 4.57 times interest expense, and our fixed charge coverage ratio was 1.77 times fixed charges.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2005, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.7 million and our net income would decrease by $0.4 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of September 30, 2005, we are a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of September 30, 2005, the fair value of these agreements was an asset of $1.2 million.

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

As of September 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal control over financial reporting during our third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We currently and from time to time are involved in litigation and are the subject of threats of litigation that are incidental to the conduct of our business. These include indecency claims and related proceedings at the FCC as well as claims and threatened claims by private third parties. However, we are not a party to any lawsuit or other proceedings, or the subject of any threatened lawsuit or other proceedings that in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to repurchases we made of our Class A common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2005	17,000	$14.58	69,065	$23,997,848
August 1 – 31, 2005	22,800	$13.94	91,865	$23,679,363
September 1 – 30, 2005	20,611	$14.17	112,476	$23,386,673

Total	60,411

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization. On May 12, 2005, the board of directors authorized a one-year extension of the repurchase period.

ITEM 6.    EXHIBITS.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (5)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (6)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (7)

Exhibit Number	Description

10.6	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (8)

10.7	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Beasley Broadcast Group’s Registration Statement on Form S-1 (333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.
(5)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(6)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(7)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(8)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group’s Current Report on Form 8-K dated May 13, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Current Report on Form 8-K dated June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.
Dated: November 4, 2005

/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley

	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 4, 2005

/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley

	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)