Form 10-K
period 2005-12-31
BEASLEY BROADCAST GROUP INC
filed 2006-03-10
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                        Accelerated filer ☒                        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $107,818,119 based on the number of shares outstanding as of such date and the closing price of $14.49 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 7,648,938 Shares Outstanding as of March 6, 2006

Class B Common Stock, $.001 par value 16,712,743 Shares Outstanding as of March 6, 2006

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2006.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2005

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We were founded in 1961 and are led by our Chairman and Chief Executive Officer, George G. Beasley. We own and operate 41 radio stations in the following ten markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC, and Augusta, GA.

Recent Developments

On January 30, 2006, our credit agreement was amended to, among other things, increase the maximum commitment under the revolving credit loan, reduce the amount of the term loan, extend the maturity date of the credit facility, increase the amount of dividends we are able to pay on our common stock, and revise certain financial covenants. In connection with the amended credit agreement, we recorded a $0.7 million loss on extinguishment of long-term debt during the first quarter of 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. As a result of the adoption of SFAS 123 (R), we expect to record an additional $0.3 million of stock-based compensation expense during 2006 related to previous grants of stock options. For further discussion, see the Recent Pronouncements section in Item 7 of this report.

We tested our FCC broadcasting licenses for impairment as of December 31, 2005 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. To assist in determining the fair value of our FCC broadcasting licenses as of December 31, 2005, we obtained appraisals from an independent appraisal company. As a result of the testing, we recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in our Augusta, GA market cluster. For further discussion, see the Critical Accounting Policies section in Item 7 of this report.

Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations.

Market/Radio Station	2005 Radio Market Revenue Rank	Year Acquired	Format	2005 Market Revenue Growth	2005 Beasley Broadcast Group, Inc.’s Market Revenue Rank
Atlanta, GA	6			N/A	N/A
WAEC-AM		2000	Religious
WWWE-AM		2000	Hispanic
Boston, MA	8			N/A	N/A
WRCA-AM		2000	Foreign Language
Philadelphia, PA	10			(1.9)%	5
WRDW-FM		1997	Rhythmic CHR
WTMR-AM		1998	Religious
WWDB-AM		1986	Financial
WXTU-FM		1983	Country

Market/Radio Station	2005 Radio Market Revenue Rank	Year Acquired	Format	2005 Market Revenue Growth	2005 Beasley Broadcast Group, Inc.’s Market Revenue Rank
Miami-Ft. Lauderdale, FL	11			(2.3)%	4
WHSR-AM		2000	Foreign Language
WKIS-FM		1996	Country
WPOW-FM		1986	Rhythmic CHR
WQAM-AM		1996	Sports/Talk
WWNN-AM		2000	Health
Las Vegas, NV	34			3.3%	4
KCYE-FM		2001	Country
KKLZ-FM		2001	Classic Rock
KSTJ-FM		2001	80’s
West Palm Beach-Boca Raton, FL	44			N/A	N/A
WSBR-AM		2000	Financial
Ft. Myers-Naples, FL	64			7.6%	1
WJBX-FM		1998	Alternative Rock
WJPT-FM		1998	Adult Standards
WRXK-FM		1986	Classic Rock
WWCN-AM		1987	Sports/Talk
WXKB-FM		1995	Adult CHR
Greenville-New Bern- Jacksonville, NC	89			(6.0)%	1
WIKS-FM		1996	Urban AC
WMGV-FM		1996	AC
WNCT-AM		1996	Hispanic
WNCT-FM		1996	Oldies
WSFL-FM		1991	Classic Rock
WXNR-FM		1996	Alternative Rock
Fayetteville, NC	102			(2.0)%	1
WAZZ-AM		1997	Adult Standards
WFLB-FM		1996	Classic Hits
WKML-FM		1983	Country
WTEL-AM		1997	Religious
WUKS-FM		1997	Urban AC
WZFX-FM		1997	Urban
Augusta, GA	125			(8.6)%	1
WCHZ-FM		1997	Active Rock
WDRR-FM		1992	Classic Hits
WGAC-AM		1993	News/Talk
WGAC-FM		2000	News/Talk
WGOR-FM		1994	Oldies
WGUS-AM		2003	Southern Gospel
WKXC-FM		2001	Country
WRDW-AM		2000	News/Sports/Talk
WSLT-FM		2001	AC

For our radio station portfolio, we derived:

•	the 2005 radio market revenue rank from BIA Financial Network, Inc. The radio market revenue rank reflects the size of the radio market compared to other radio markets in the United States when measured by the amount of revenue derived by all of the radio stations in each market.

•	the 2005 market revenue growth from Miller, Kaplan, Arase & Co. (December 2005 ed.). The market revenue growth reflects the change in the size of the radio market from 2004 to 2005 when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston and West Palm Beach-Boca Raton therefore the reports containing this information for these markets were not available to us.

•	our 2005 market revenue rank from Miller, Kaplan, Arase & Co. (December 2005 ed.). Our market revenue rank reflects the size of our share of the radio market compared to other owners in the radio market when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston and West Palm Beach-Boca Raton therefore the reports containing this information for these markets were not available to us.

Operating Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we believe that strategic acquisitions of additional radio stations in existing clusters position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired radio stations.

We conduct extensive market research in an effort to enhance our ratings and in certain circumstances to identify opportunities to reformat radio stations to reach underserved demographic groups and increase advertising revenue. Our research, programming and promotions strategy combines thorough research with an assessment of our competitors’ vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming and promotions on each radio station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

Our radio stations pursue a variety of programming and promotional initiatives designed to develop a distinctive identity and to strengthen the radio stations’ local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our radio stations to enhance audience share and listener loyalty.

Acquisition Strategy

Our acquisition strategy is to (1) acquire additional radio stations in our current markets to further enhance our market position (2) acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time and (3) pursue swap opportunities with other radio station owners to build or enhance our market.

Our ability to execute our acquisition strategy, is subject to our ability to identify acquisition targets that both satisfy our acquisition criteria and that are available on terms that are economically and commercially acceptable to us. During the past three fiscal years, we have remained selective in our approach to acquisitions and did not identify any material radio stations acquisitions that both fit our criteria and that were available on terms that were acceptable to us. As a result, we did not acquire any radio stations during the past three fiscal years. While we cannot be certain that conditions will change and that acceptable acquisition opportunities will arise in the future, we intend to continue to pursue our acquisition strategy. We believe that many of our competitors have had a similar experience in this regard during the past several years and that they may be eager to take advantage of any improvement in the market for radio stations. Many of these competitors have greater financial resources than we do and may be able to outbid us for attractive acquisition targets. Additionally, even if we are able to identify acceptable acquisition opportunities, our ability to complete such acquisitions will also remain subject to, among other factors, FCC approval and the availability of additional borrowings under our credit facility, or other permitted financings including additional equity offerings, which may not be available to us when needed or on acceptable terms.

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

Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with other media technologies such as satellite-delivered digital audio radio services, audio programming offered by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other wireless digital audio delivery services as well as low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. Historically, the radio broadcasting industry historically has grown despite the introduction of competing technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audiotapes, personal digital audio devices and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any existing or new media technology will not have an adverse effect on the radio broadcasting industry.

The FCC has selected the In-Band On-Channel™ as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio™ .” The FCC has authorized the commencement of “hybrid” HD Radio™ transmissions, that is, simultaneous broadcast in both digital and analog format, pending the adoption of formal licensing and service rules. Nighttime operations by digital AM radio stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. HD Radio™ technology would permit a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding HD Radio™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete.

We currently utilize HD Radio™ digital technology on a number of our stations and plan to install this technology on most of our other stations over the next few years. In addition to committing to the use of this technology, we hold an equity interest in iBiquity. We are also a member of the HD Digital Radio Alliance Association, which has been formed to promote and develop HD Radio™ and its digital multicast operations.

We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes might have on our business.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 28, 2006, we had a staff of 489 full-time employees and 173 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

FCC Licenses.    Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but do not believe that such impact will be material. We currently operate WRDW-AM on 1630 kHz in the expanded AM band and in November 2006, in accordance with FCC requirements, we will surrender either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, GA.

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

The following table sets forth the market served (the FCC-designated city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the radio stations that we own including both the existing band license for WGUS-AM and the expanded band license for WRDW-AM in Augusta, GA. In many cases, our licenses are held by wholly-owned indirect subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power is shown, where applicable. For FM radio stations, the maximum effective radiated power in the main lobe is given.

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012
Boston, MA	WRCA-AM	B	1330 kHz	5	04/01/2006
Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2006
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2006
	WWDB-AM	D	860 kHz	10	08/01/2006
	WXTU-FM	B	92.5 MHz	15.5	08/01/2006
Miami-Ft. Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2004
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012
Las Vegas, NV	KCYE-FM	C	104.3 MHz	24.5	10/01/2005
	KKLZ-FM	C	96.3 MHz	100	10/01/2013
	KSTJ-FM	C	102.7 MHz	96	10/01/2013
West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012
Ft. Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012
Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	10	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011
Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGOR-FM	A	102.7 MHz	3	12/01/2011
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012
	WSLT-FM	C3	98.3 MHz	11.5	12/01/2011

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. We timely-filed a renewal application in October 2003. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK.

KCYE-FM’s license has not yet been renewed. We timely-filed a renewal application in June 2005. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

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

In June 2003, the FCC adopted rules, which changed the methodology by which it defines a particular radio market and counts radio stations to determine compliance with the radio multiple ownership restrictions. Such changes generally reduce the number of radio stations counted as being in a “market.” The FCC’s new rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. A temporary stay of these rules was lifted in August 2004 and they are now in effect. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. Pending action on such remand, the FCC has continued to apply such limits.

The FCC’s radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

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

As part of its rulemaking order on broadcast ownership in June 2003, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. The Third Circuit Court of Appeals has remanded certain aspects of these rules to the FCC for further justification or modification, and these new rules have been stayed by the Court pending the Court’s review of the FCC’s action on remand. In the meantime the FCC has continued to apply its previous rules regarding cross ownership.

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

Programming and Operations.    The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

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

ITEM 1A.	RISK FACTORS

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

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. Consequently, a recession or downturn in the United States economy or the economy of an individual geographic market in which we own radio stations would likely adversely affect our advertising revenues and our results of operations.

Our radio stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flow.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media. These other media include newspapers, magazines, network, satellite and cable television, outdoor advertising, direct mail, and satellite radio.

Our radio stations could suffer a reduction in ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete more directly with, one of our radio stations; or

•	a new radio station was to adopt a comparable format or if an existing competitor were to improve its audience share.

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

KCYE-FM’s license has not yet been renewed. We timely-filed a renewal application in June 2005. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. We timely-filed a renewal application in October 2003. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

The FCC continues vigorous enforcement of its indecency rules, which could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. During the last few years, the FCC has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. Legislation has also been introduced in Congress that would significantly increase the penalties for broadcasting indecent programming.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions’ that inquiry also relates to WRXK. WQAM’s license has not yet been renewed. We timely-filed a renewal application in October 2003. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our company. Various other audio technologies and services that have been developed and introduced, include:

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	AM radio stations in the expanded AM band;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2005, we had long-term debt of $144.4 million and stockholders’ equity of $88.0 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

As of February 28, 2006, we had $75.0 million in remaining commitments available under our credit facility; however, as of February 28, 2006 our maximum total leverage covenant would have limited additional borrowings to $48.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Moreover, we may need to modify or enter into a new credit facility to close on any future acquisitions that we may make. We also may seek to obtain other funding or additional financing in connection with any such acquisition of radio stations, the full or partial repayment of our outstanding debt and/or the payment of a dividend on our common stock. We cannot assure you that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us.

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

Our credit facility also requires us to maintain specified financial ratios and to satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. Our breach of any of these covenants, ratios, tests or restrictions could result in an event of default under our credit facility. If an event of default exists under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness which could force us to seek protection under federal bankruptcy laws and could significantly or entirely reduce the value of our equity.

We may also incur future debt obligations in addition to, or in lieu of, our credit facility. Such future debt obligations might subject us to additional and different restrictive covenants that could further limit our operational flexibility or subject us to other events of default.

A downturn in the performance of our radio stations in Miami-Ft. Lauderdale or Philadelphia could adversely affect our net revenue.

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our net revenue. These radio stations contributed 51.4% of our net revenue during 2005. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located in Florida. These radio stations contributed 46.7% of our net revenue during 2005. Recently, operations at our corporate offices in Naples, Florida and at several of our radio stations in Florida were disrupted by Hurricane Wilma. Although neither our corporate offices nor any of our radio stations in Florida suffered material structural damage as a result of the hurricane, their communications and utility services were disrupted. Additionally, many of the businesses in the affected areas of Florida upon whom we depend for a portion of our revenues were also affected by Hurricane Wilma. Although we do not anticipate any long-term impact on our business from Hurricane Wilma, our corporate offices and our radio stations located in Florida and along the Atlantic coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 73 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock that Mr. Beasley beneficially owns represent 78.4% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions” and note 14 to the accompanying consolidated financial statements.

Future sales by George G. Beasley or members of his family of our Class A common stock could adversely affect its market price.

George G. Beasley and members of his family beneficially own the majority of all outstanding shares of Class B common stock, which is convertible to Class A common stock on a one-for-one basis. The market for our Class A common stock could fall substantially if George G. Beasley and members of his family convert their shares of Class B common stock to shares of Class A common stock and then sell large amounts of shares of Class A common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The difficulties associated with any attempt to gain control of our Company may adversely affect the price of our Class A common stock.

Due to his large holdings of our common stock, George G. Beasley controls the decision whether any change of control of the Company will occur. Moreover, some provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

There may not be an active market for our Class A common stock, making it difficult for you to sell your stock.

Our stock may not be actively traded in the future. An illiquid market for our stock may result in price volatility and poor execution of buy and sell orders for investors. Our stock price and trading volume have fluctuated widely for a number of reasons, including some reasons that may be unrelated to our business or results of operations. This market volatility could depress the price of our Class A common stock without regard to our operating performance. In addition, our operating results may be below expectations of public market analysts and investors. If this were to occur, the market price of our Class A common stock could decrease, perhaps significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the buildings that house the studio and office space for WTMR-AM in the Philadelphia, PA market and WKIS-FM in the Miami-Ft. Lauderdale, FL market. We also own the buildings that house the studio and office space for all of our radio stations in the Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA markets,. We lease the studio and office space used by our remaining radio stations in the Philadelphia PA and Miami-Ft. Lauderdale, FL markets and all of our radio stations in the Atlanta, GA, Boston, MA, and Las Vegas, NV markets from various third parties. We lease the office and studio space used by all of our radio stations in the West Palm-Boca Raton, FL market from Beasley Family Towers, Inc., which is owned by George G. Beasley (our CEO), Bruce G. Beasley (our President and COO), Caroline Beasley (our CFO), Brian E. Beasley and other family members of George G. Beasley. We lease the office and studio space used by all of our radio stations in the Ft. Myers market from George G. Beasley. We currently lease our principal executive offices located at 3033 Riviera Drive, Suite 200, Naples, FL 34103 from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley.

No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

On February 13, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. On November 23, 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. On December 6, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. On August 15, 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK.

We currently and from time to time are involved in litigation incidental to the conduct of our business including indecency claims and related proceedings at the FCC, but we are not a party to any lawsuit or other proceedings that, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information About Our Common Stock

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

Fiscal 2005	High	Low
First Quarter	$18.29	$15.57
Second Quarter	17.96	14.10
Third Quarter	16.90	12.32
Fourth Quarter	15.59	12.83

Fiscal 2004
First Quarter	$19.34	$16.00
Second Quarter	18.10	13.07
Third Quarter	16.29	12.90
Fourth Quarter	17.80	14.72

Stockholders

As of February 28, 2006, the number of beneficial holders of our Class A common stock was approximately 600. As of February 28, 2006, the number of holders of our Class B common stock was 14.

Dividends

On December 9, 2005, our board of directors declared a quarterly cash dividend of $0.0625 per share of our Class A and Class B common stock. The dividend was paid on January 20, 2006, to stockholders of record on December 30, 2005. We intend to pay regular quarterly cash dividends in 2006, however, all subsequent dividends will be reviewed quarterly and declared by the board of directors at their discretion. Our amended credit agreement permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. We did not pay any cash dividends during the past three fiscal years.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2005	20,500	$14.09	132,976	$23,097,277
November 1 – 30, 2005	21,000	14.06	153,976	22,801,317
December 1 – 31, 2005	21,000	13.76	174,976	22,511,702

Total	62,500

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 from our consolidated financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2004 and 2005 and for the years ended 2003, 2004 and 2005 from our audited consolidated financial statements included in Item 8 of this report.

You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands except per share data)
Operating Data:
Net revenue	$115,132	$114,692	$114,482	$122,205	$124,294
Operating income (loss) from continuing operations	$(7,873)	$28,609	$27,067	$29,864	$25,098
Income (loss) from continuing operations	$(21,815)	$8,599	$12,504	$12,031	$10,705
Net income (loss)	$(22,134)	$(3,727)	$12,771	$12,031	$10,705
Basic net income (loss) from continuing operations per share	$(0.90)	$0.35	$0.52	$0.50	$0.44
Diluted net income (loss) from continuing operations per share	$(0.90)	$0.35	$0.51	$0.49	$0.44
Basic net income (loss) per share	$(0.91)	$(0.15)	$0.53	$0.50	$0.44
Diluted net income (loss) per share	$(0.91)	$(0.15)	$0.52	$0.49	$0.44

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet:
Total assets	$319,299	$282,091	$277,891	$286,300	$280,817
Total long-term debt	225,498	196,359	169,987	158,987	144,375
Total stockholders’ equity	57,907	54,180	69,410	81,075	87,998

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

We own and operate 41 radio stations in the following ten markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On January 30, 2006, our credit agreement was amended to, among other things, increase the maximum commitment under the revolving credit loan, reduce the amount of the term loan, extend the maturity date of the credit facility, increase the amount of dividends we are able to pay on our common stock, and revise certain financial covenants. In connection with the amended credit agreement, we recorded a $0.7 million loss on extinguishment of long-term debt during the first quarter of 2006.

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. As a result of the adoption of SFAS(R), we expect to record an additional $0.3 million of stock-based compensation expense during 2006 related to previous grants of stock options. For further discussion, see the Recent Pronouncements section elsewhere in this Item.

We tested our FCC broadcasting licenses for impairment as of December 31, 2005 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. To assist in determing the fair value of our FCC broadcasting licenses as of December 31, 2005, we obtained appraisals from an independent appraisal company. As a result of the testing, we recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in our Augusta, GA market cluster. For further discussion, see the Critical Accounting Policies section elsewhere in this Item.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our consolidated financial statements and general factors that impact these items.

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

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our revenues are typically lowest in the first calendar quarter of the year.

We use trade sales agreements to reduce cash paid for expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Year ended December 31,
	2003	2004	2005
Trade revenue	$6,356,638	$6,264,681	$4,811,436
Trade expenses	$5,894,725	$5,703,114	$4,506,082

Costs and Expenses.    Our costs and expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation, insurance and other expenses, incurred at our corporate offices, (3) stock-based compensation, and (4) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Impairment of FCC Broadcasting Licenses and Goodwill.    We are required to estimate the fair value of our FCC broadcasting licenses and reporting units on at least an annual basis. We combine our FCC broadcasting licenses into single units of accounting based on our market clusters for impairment testing purposes. To assist in estimating the fair value of our FCC broadcasting licenses as of December 31, 2005, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM broadcast licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. We recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in our Augusta, GA market cluster in 2005. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. We used internally-generated estimates of future cash flows to determine the fair value of each reporting unit as of December 31, 2005. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. We did not record any impairment losses on our goodwill in 2005. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment.    We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2005. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. As a result of the adoption of SFAS 123(R), we expect to record an additional $0.3 million of stock-based compensation expense during 2006 related to previous grants of stock options.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS 154 will have a material impact on our earnings or financial position.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following summary table presents a comparison of our results of operations for the years ended December 31, 2004 and 2005 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2004	2005	$	%
Net revenue	$122,204,954	$124,293,932	$2,088,978	1.7%
Cost of services	40,382,608	41,095,051	712,443	1.8
Selling, general and administrative expenses	42,735,701	44,969,059	2,233,358	5.2
Corporate general and administrative expenses	6,384,047	6,993,380	609,333	9.5
Stock-based compensation	—	1,096,612	1,096,612	—
Impairment loss	—	2,002,968	2,002,968	—

Net Revenue.    The $2.1 million increase in net revenue during the year ended December 31, 2005 was primarily due to a $5.0 million increase at our Philadelphia market cluster and a $1.6 million increase at our Ft. Myers-Naples market cluster due to improved performance in those markets. These increases were partially offset by a $1.9 million decrease at our Miami-Ft. Lauderdale market cluster primarily due to the absence of revenue from broadcasting the Miami Dolphins football games, which contributed $2.2 million in 2004, a $1.3 million decrease at our Augusta market cluster as a result of increased competition in that market, and a $0.7 million decrease at our Las Vegas market cluster primarily due to a format change at one of our radio stations in that market during the fourth quarter. Net revenue during the year ended December 31, 2005 also includes an aggregate $1.5 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our available airtime. In addition, political advertising which is included in the above net revenue amounts, contributed $34,000 in 2005 compared to approximately $1.5 million in 2004.

Cost of Services.    The $0.7 million increase in cost of services during the year ended December 31, 2005 was primarily due to a $0.8 million increase at our Las Vegas market cluster primarily due to increased promotional expenses related to a change in format during the fourth quarter of 2005 and a $0.5 million increase at our Ft. Myers-Naples market cluster due to increased programming and promotional expenses in that market. These increases were partially offset by a $0.7 million decrease at our Miami-Ft. Lauderdale market cluster primarily due to the elimination of program rights fees associated with the Miami Dolphins football team program rights agreement, which cost $3.7 million in 2004. This decrease in our Miami-Ft. Lauderdale market cluster was partially offset by a $1.4 million increase in program rights fees to broadcast the Florida Marlins baseball games and a $1.1 million increase in contractual costs related to certain on-air personalities.

Selling, General and Administrative Expenses.    The $2.2 million increase in selling, general and administrative expenses during the year ended December 31, 2005 was primarily due to $1.4 million of employee separation costs at our Philadelphia market cluster and increased sales commissions incurred in connection with generating the increase in our net revenue.

Corporate General and Administrative Expenses.    The $0.6 million increase in corporate general and administrative expenses during the year ended December 31, 2005 was primarily due to increased compensation, professional fees and other costs associated with complying with regulations applicable to public companies.

Stock-Based Compensation.    On July 1, 2005, we granted 267,500 shares of restricted stock under our 2000 Equity Plan and recorded $1.1 million of stock-based compensation related to these grants during the year ended December 31, 2005.

Impairment Loss.    We tested our FCC broadcasting licenses for impairment as of December 31, 2006 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, we recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in our Augusta market cluster. For further discussion, see the Critical Accounting Policies section elsewhere in this Item.

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

Net Revenue.    The $7.7 million increase in net revenue during the year ended December 31, 2004 was due to improved performance in eight of our ten market clusters and included a $2.0 million increase at our Las Vegas market cluster, a $1.8 million increase at our Ft. Myers-Naples market cluster, and a $1.0 million increase at our Fayetteville market cluster. Net revenue also included an increase of $2.0 million at our Philadelphia market cluster despite a $0.5 million decrease at WRDW-FM, which changed formats during the fourth quarter of 2003, and an increase of $0.5 million at our Miami-Ft. Lauderdale market cluster despite a $0.8 million decrease at WQAM-AM due to the absence of revenue from games for the professional sports teams that were played in 2003 but did not take place in 2004. In addition, political advertising, which is included in the above net revenue amounts, contributed $1.5 million in 2004 compared to approximately $21,000 in 2003.

Cost of Services.    The $0.9 million increase in cost of services during the year ended December 31, 2004 was primarily due to an increase in programming and promotional expenses at eight of our ten market clusters. The increase was partially offset by a $0.7 million decrease at WQAM-AM due to the absence of expenses related to games for the professional sports teams that were played in 2003 but did not take place in 2004.

Selling, General and Administrative Expenses.    The $3.2 million increase in selling, general and administrative expenses during the year ended December 31, 2004 was primarily due to increased sales commissions, incurred in connection with generating the increase in our net revenue.

Corporate General and Administrative Expenses.    The $0.9 million increase in corporate general and administrative expenses during the year ended December 31, 2004 was primarily due to increased costs, including compensation, associated with complying with regulations applicable to public companies.

Liquidity and Capital Resources

Overview.    Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio™, and maintenance of our broadcasting equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases, payments of cash dividends and radio station acquisitions. Our credit agreement permits us to repurchase up to $50.0 million of our common stock and our board of directors has authorized us to repurchase up to $25.0 million of our common stock. As of December 31, 2005, we have repurchased $2.5 million of our Class A common stock. Our amended credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

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

As of December 31, 2005, we held $16.3 million in cash and cash equivalents and had $75.0 million in remaining commitments available under the revolving portion of our credit facility; however, as of December 31, 2005, our maximum total leverage covenant would have limited additional borrowings to $48.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. Additionally, to the extent that we determine to make additional share repurchases or make future dividend payments instead of repaying indebtedness, or if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2003, 2004 and 2005 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,
	2003	2004	2005
Net cash provided by operating activities	$20,337,950	$24,736,120	$20,467,028
Net cash provided by (used in) investing activities	8,405,461	(3,708,394)	(2,400,555)
Net cash used in financing activities	(26,461,269)	(13,907,032)	(16,637,962)

Net increase in cash and cash equivalents	2,282,142	7,120,694	1,428,511

Net Cash Provided By Operating Activities.    Net cash provided by operating activities decreased for the year ended December 31, 2005 compared to the same period in 2004 primarily due to a $4.1 million increase in cash paid for income taxes due to the exhaustion of our remaining federal and certain state net operating loss carryforwards in 2004, a $3.1 million increase in cash paid for station operating expenses and a $0.6 million increase in cash paid for corporate general and administrative expenses. This decrease was partially offset by a $3.3 million increase in cash receipts from the sale of advertising airtime.

Net cash provided by operating activities increased for the year ended December 31, 2004 compared to the same period in 2003 despite a $6.6 million increase in cash paid for station operating expenses and a $0.9 million increase in cash paid for corporate general and administrative expenses. The increase in net cash was primarily due to an $8.2 million increase in cash receipts from the sale of advertising airtime and a $4.4 million decrease in cash paid for interest during 2004.

Net Cash Used In Investing Activities.    Net cash used in investing activities in the year ended December 31, 2005 was primarily due to cash payments for capital expenditures of $3.2 million; which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA. Net cash used in investing activities in 2004 was primarily due to cash payments for capital expenditures of $3.9 million primarily related to the construction of a new building for office and studio space in Augusta, GA to consolidate our operations in that market. Net cash provided by investing activities in the same period in 2003 was primarily due to the receipt of cash proceeds of $1.5 million from the sale of one radio station in the New Orleans market, $4.8 million from the sale of securities held for investment, and $3.35 million from the repayment of a note receivable. Cash payments for capital expenditures were $1.4 million in 2003.

Net Cash Used In Financing Activities.    Net cash used in financing activities in the year ended December 31, 2005 was primarily due to scheduled repayments of $5.6 million and voluntary repayments of $9.0 million of borrowings under our credit facility and $1.9 million for purchases of our Class A common stock. Net cash used in financing activities in the same period in 2004 was primarily due to the payment of fees of $2.3 million associated with our new credit facility and $11.0 million of voluntary repayments of borrowings thereunder. Net cash used in financing activities in the same period in 2003 was primarily due to the repayment of borrowings under our old credit facility with $7.3 million of scheduled repayments, $3.8 million of cash proceeds, including interest, from the repayment of a note receivable, $1.5 million of cash proceeds from the sale of one radio station in the New Orleans market, and $13.7 million of voluntary repayments.

Credit Facility.    As of December 31, 2005, our credit facility consisted of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 5.4375% as of December 31, 2004 and 2005, respectively.

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the year ended December 31, 2005, our unused commitment fee was $0.3 million.

As of December 31, 2005, we were in compliance with all applicable financial covenants. As of December 31, 2005, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 4.48 times consolidated operating cash flow, our interest coverage ratio was 4.38 times interest expense, and our fixed charge coverage ratio was 1.48 times fixed charges.

On January 30, 2006, we amended our credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, we recorded a $0.7 million loss on extinguishment of long-term debt during the first quarter of 2006.

The amended credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the amended credit facility. If we default under the terms of the amended credit agreement, the subsidiaries may be required to perform under their guarantees. The maximum amount of payments the subsidiaries would have to make in the event of default is $144.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of January 30, 2006, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	44,375,000	76,000,000	120,375,000

Total	$44,375,000	$100,000,000	$144,375,000

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of January 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from January 30, 2006 to December 31, 2007, our consolidated total debt must not exceed 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

Failure to comply with these financial covenants, to make scheduled interest payments or scheduled principal repayments, or to comply with any other terms of our credit facility could result in the acceleration of the maturity of our debt outstanding thereunder, which could have a material adverse effect on our business or results of operations.

The credit facility also contains other customary restrictive covenants. These covenants limit our ability to: incur additional indebtedness and liens; enter into certain investments or joint ventures; consolidate, merge or effect asset sales; enter sale and lease-back transactions; sell or discount accounts receivable; enter into transactions with affiliates or stockholders; or change the nature of our business.

Contractual Obligations

As of December 31, 2005, our contractual obligations consist of the following:

	Payments due by period
Contractual Obligations	1 year	2-3 years	4-5 years	More than 5 years	Total
Long-Term Debt (1)	$—	$8,750,000	$15,250,000	$120,375,000	$144,375,000
Interest (2)	7,074,245	15,343,945	14,059,336	14,895,352	51,372,878
Operating Leases (3)	2,531,147	4,735,754	3,236,281	9,344,956	19,848,138
Purchase Obligations (4)	9,166,010	14,414,315	1,932,158	2,500,000	28,012,483

Total Contractual Obligations	$18,771,402	$43,244,014	$34,477,775	$147,115,308	$243,608,499

(1)	Long-term debt consists of the outstanding principal under our credit facility, which was amended on January 30, 2006 and reflects the revised amortization schedule.
(2)	Interest consists of estimated interest payments until maturity under our amended credit facility using the interest rate payable as of December 31, 2005.
(3)	Operating leases includes leases for office and studio space and towers.
(4)	Purchase obligations includes contracts for rating services, sports programming rights, consultants and on-air personalities not employed by us.

Related Party Transactions

We lease office and studio space for three radio stations in Boca Raton, FL from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on June 5, 2010. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $82,000, $86,000 and $90,000, respectively. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. For the year ended December 31, 2003, 2004 and 2005, rental expense was approximately $5,000, $32,000 and $33,000, respectively. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

From time to time, we lease aircraft for business trips from Beasley Aircraft Leasing, LLC, which is wholly-owned by George G. Beasley. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $70,000, $91,000 and $131,000, respectively. The lease rates are based on the operating cost incurred by Beasley Aircraft Leasing, LLC therefore we believe that the lease rates are on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we sold most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. As of December 31, 2005, the aggregate outstanding balance of the notes receivable was $4.3 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2003, 2004 and 2005 interest income on the notes receivable from BFT was approximately $314,000, $305,000 and $294,000, respectively.

We lease radio towers for 19 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $527,000, $527,000 and $529,000, respectively.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $24,000, $24,000 and $25,000, respectively.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $115,000, $118,000 and $124,000, respectively.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $100,000, $106,000 and $111,000, respectively.

As of December 31, 2005, future minimum payments to related parties for the next five years and thereafter, which are included in the Contractual Obligations table above, are summarized as follows:

2006	$750,195
2007	762,203
2008	774,796
2009	736,278
2010	575,678
Thereafter	5,190,848

Total	$8,789,998

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of December 31, 2005, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.1 million and our net income would decrease by $0.7 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of December 31, 2005, we are a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of December 31, 2005, the fair value of these agreements was a current asset of $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beasley Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 6, 2006

Tampa, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beasley Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beasley Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 6, 2006

Tampa, Florida

Certified Public Accountants

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2005
A S S E T S
Current assets:
Cash and cash equivalents	$14,850,440	$16,278,951
Accounts receivable, less allowance for doubtful accounts of $546,207 in 2004 and $489,769 in 2005	21,522,167	21,631,643
Trade sales receivable	1,696,096	945,106
Other receivables	497,729	483,602
Prepaid expenses	2,523,580	2,370,202
Derivative financial instruments	—	971,864
Deferred tax assets	472,165	453,897

Total current assets	41,562,177	43,135,265
Notes receivable from related parties	4,412,732	4,254,350
Property and equipment, net	18,729,690	19,007,810
FCC broadcasting licenses	203,174,334	199,661,298
Goodwill	10,128,224	10,128,224
Investments	3,598,753	1,044,128
Derivative financial instruments	1,006,270	—
Other assets	3,688,137	3,585,921

Total assets	$286,300,317	$280,816,996

T O T A L L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Current installments of long-term debt	$5,625,000	$—
Accounts payable	2,551,926	1,770,129
Accrued expenses	5,133,737	8,100,733
Trade sales payable	1,829,479	862,882

Total current liabilities	15,140,142	10,733,744
Long-term debt, less current installments	153,361,906	144,375,000
Deferred tax liabilities, net	36,723,082	37,709,914

Total liabilities	205,225,130	192,818,658
Commitments and contingencies (note 15)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,459,364 and 7,834,864 issued in 2004 and 2005, respectively	7,460	7,835
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,817,743 and 16,712,743 issued in 2004 and 2005, respectively	16,817	16,712
Additional paid-in capital	106,679,201	110,595,394
Accumulated deficit	(27,676,506)	(18,477,748)
Accumulated other comprehensive income	2,671,424	1,081,431
Unearned compensation	—	(2,736,988)
Treasury stock, 43,065 and 174,976 shares in 2004 and 2005, respectively	(623,209)	(2,488,298)

Total stockholders’ equity	81,075,187	87,998,338

Total liabilities and stockholders’ equity	$286,300,317	$280,816,996

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net revenue	$114,482,240	$122,204,954	$124,293,932

Costs and expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	39,461,502	40,382,608	41,095,051
Selling, general and administrative (exclusive of stock-based compensation of $36,027 for the year ended December 31, 2005)	39,559,535	42,735,701	44,969,059
Corporate general and administrative (exclusive of stock-based compensation of $1,060,585 for the year ended December 31, 2005)	5,494,605	6,384,047	6,993,380
Stock-based compensation	—	—	1,096,612
Depreciation and amortization	2,899,341	2,838,273	2,897,059
Impairment loss	—	—	2,002,968
Asset purchase agreement termination costs	—	—	141,449

Total costs and expenses	87,414,983	92,340,629	99,195,578
Operating income from continuing operations	27,067,257	29,864,325	25,098,354
Other income (expense):
Interest expense	(11,869,882)	(7,447,839)	(7,370,206)
Loss on extinguishment of long-term debt	—	(2,418,781)	—
Other non-operating expenses	(594,548)	(220,731)	(87,450)
Gain on sale of investments	4,491,938	—	—
Gain on increase in fair value of derivative financial instruments	1,629,815	179,185	—
Interest income	593,409	384,022	498,908
Other non-operating income	33,699	53,442	214,967

Income from continuing operations before income taxes and discontinued operations	21,351,688	20,393,623	18,354,573
Income tax expense	8,847,336	8,362,781	7,649,244

Income from continuing operations before discontinued operations	12,504,352	12,030,842	10,705,329
Discontinued operations (net of income tax expense of $137,463)	266,840	—	—

Net income	$12,771,192	$12,030,842	$10,705,329

Basic net income per share:
Income from continuing operations before discontinued operations	$0.52	$0.50	$0.44
Discontinued operations	0.01	—	—

Net income	$0.53	$0.50	$0.44

Diluted net income per share:
Income from continuing operations before discontinued operations	$0.51	$0.49	$0.44
Discontinued operations	0.01	—	—

Net income	$0.52	$0.49	$0.44

Basic common shares outstanding	24,273,783	24,263,103	24,201,679

Diluted common shares outstanding	24,334,480	24,528,971	24,325,976

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income	$12,771,192	$12,030,842	$10,705,329

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investment (net of income tax expense of $1,371,009 for the year ended December 31, 2003 and income tax benefit of $78,785 and $987,126 for the years ended December 31, 2004 and 2005, respectively)	2,178,991	(125,215)	(1,568,874)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $163,623, $224,999 for the years ended December 31, 2003 and 2004, respectively and income tax benefit of $13,287 for the year ended December 31, 2005)	260,050	357,598	(21,119)

Other comprehensive income (loss)	2,439,041	232,383	(1,589,993)

Comprehensive income	$15,210,233	$12,263,225	$9,115,336

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Unearned Compensation	Treasury Stock	Net Stockholders’ Equity
Balances as of December 31, 2002	$7,441	$16,832	$106,633,932	$(52,478,540)	$—	$—	$—	$54,179,665
Net income	—	—	—	12,771,192	—	—	—	12,771,192
Other comprehensive income	—	—	—	—	2,439,041	—	—	2,439,041
Exercise of stock options	2	—	18,374	—	—	—	—	18,376
Tax benefit from exercise of stock options	—	—	2,045	—	—	—	—	2,045

Balances as of December 31, 2003	7,443	16,832	106,654,351	(39,707,348)	2,439,041	—	—	69,410,319
Net income	—	—	—	12,030,842	—	—	—	12,030,842
Other comprehensive income	—	—	—	—	232,383	—	—	232,383
Conversion of Class B common stock to Class A common stock	15	(15)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(623,209)	(623,209)
Exercise of stock options	2	—	16,498	—	—	—	—	16,500
Tax benefit from exercise of stock options	—	—	8,352	—	—	—	—	8,352

Balances as of December 31, 2004	7,460	16,817	106,679,201	(27,676,506)	2,671,424	—	(623,209)	81,075,187
Net income	—	—	—	10,705,329	—	—	—	10,705,329
Other comprehensive loss	—	—	—	—	(1,589,993)	—	—	(1,589,993)
Cash dividends, $0.0625 per common share	—	—	—	(1,506,571)	—	—	—	(1,506,571)
Conversion of Class B common stock to Class A common stock	105	(105)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1,865,089)	(1,865,089)
Exercise of stock options	3	—	24,747	—	—	—	—	24,750
Tax benefit from exercise of stock options	—	—	11,330	—	—	—	—	11,330
Issuance of restricted stock	267	—	3,833,333	—	—	(3,833,600)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,096,612	—	1,096,612
Other equity transaction	—	—	46,783	—	—		—	46,783

Balances as of December 31, 2005	$7,835	$16,712	$110,595,394	$(18,477,748)	$1,081,431	$(2,736,988)	$(2,488,298)	$87,998,338

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$12,771,192	$12,030,842	$10,705,329
Income from discontinued operations	(266,840)	—	—

Income from continuing operations	12,504,352	12,030,842	10,705,329
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Income from trade sales	(461,913)	(561,567)	(305,354)
Stock-based compensation	—	—	1,096,612
Depreciation and amortization	2,899,341	2,838,273	2,897,059
Impairment loss	—	—	2,002,968
Asset purchase agreement termination costs	—	—	141,449
Amortization of loan fees	674,651	438,248	451,172
Loss on extinguishment of long-term debt	—	2,418,781	—
Gain on sale of investments	(4,491,938)	—	—
Gain on increase in fair value of derivative financial instruments	(1,629,815)	(179,185)	—
Gain on sale of building	—	—	(204,366)
Deferred income taxes	8,480,794	6,707,656	3,515,581
Change in operating assets and liabilities:
(Increase) decrease in receivables	(182,929)	176,523	(95,349)
(Increase) decrease in prepaid expenses	25,639	(570,727)	(108,071)
(Increase) decrease in other assets	2,268,139	(299,230)	(296,498)
Increase in payables and accrued expenses	451,255	1,736,506	666,496

Net cash provided by continuing operations	20,537,576	24,736,120	20,467,028
Net cash used in discontinued operations	(199,626)	—	—

Net cash provided by operating activities	20,337,950	24,736,120	20,467,028

Cash flows from investing activities:
Capital expenditures	(1,374,904)	(3,852,961)	(3,177,562)
Proceeds from disposition of radio stations	1,500,000	—	—
Proceeds from sale of building	—	—	620,000
Payments for investments	—	(2,751)	(1,375)
Proceeds from sale of investments	4,791,938	—	—
Repayment of note receivable	3,350,000	—	—
Repayment of notes receivable from related parties	138,427	147,318	158,382

Net cash provided by (used in) investing activities	8,405,461	(3,708,394)	(2,400,555)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	168,986,906	—
Principal payments on indebtedness	(26,372,264)	(179,986,906)	(14,611,906)
Payments of loan fees	(107,381)	(2,300,323)	(232,500)
Proceeds from exercise of stock options	18,376	16,500	24,750
Other equity transaction	—	—	46,783
Payments for treasury stock	—	(623,209)	(1,865,089)

Net cash used in financing activities	(26,461,269)	(13,907,032)	(16,637,962)

Net increase in cash and cash equivalents	2,282,142	7,120,694	1,428,511
Cash and cash equivalents at beginning of year	5,447,604	7,729,746	14,850,440

Cash and cash equivalents at end of year	$7,729,746	$14,850,440	$16,278,951

Cash paid for interest	$11,419,615	$7,035,949	$6,986,377

Cash paid for income taxes	$448,050	$922,580	$5,033,545

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$6,356,638	$6,264,681	$4,811,436

Trade sales expense	$5,894,725	$5,703,114	$4,506,082

Property and equipment acquired through placement of advertising airtime	$193,055	$494,230	$89,747

Issuance of restricted stock	$—	$—	$3,833,600

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

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate swap agreements to reduce the potential impact of changes in interest rates on its credit facility. These swap agreements are all designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 133. The swap agreements are reported at fair value in the consolidated balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s judgment of the collectibility of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. For income tax purposes, property and equipment is depreciated using accelerated methods. Repairs and maintenance are charged to expense as incurred.

Impairment

The Company assesses the recoverability of property and equipment and certain intangibles, whenever an event has occurred that may result in an impairment loss, by comparing estimates of related future undiscounted

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows to the carrying amounts of the assets. If the future undiscounted cash flow estimate is less than the carrying amount, the carrying amount is reduced to the estimated fair value. The Company also evaluates the useful lives of property and equipment and certain intangibles to determine whether events or circumstances warrant revised depreciation or amortization periods.

FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are stated at cost less the accumulated amortization recorded through December 31, 2001, at which time the Company adopted SFAS 142. FCC broadcasting licenses and goodwill are not amortized but are tested for impairment at least annually as of December 31 in accordance with the provisions of SFAS 142.

Investments

The Company’s investment in MIVA (formerly known as FindWhat.com) is classified as available-for-sale and recorded at fair value based on its quoted market price. The unrealized gain or loss on MIVA is reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s investments in iBiquity are recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

Loan Fees

The costs related to the issuance of debt are capitalized and accounted for as interest expense using the effective interest method over the life of the related debt.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

As of December 31, 2005, the Company has one stock-based compensation plan, which is described more fully in note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based compensation.

	2003	2004	2005
Net income	$12,771,192	$12,030,842	$10,705,329
Add stock-based compensation expense included in reported net income (net of income tax benefit of $423,511 for the year ended December 31, 2005)	—	—	673,101
Deduct total stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $850,992, $354,010 and $671,854 for the years ended December 31, 2003, 2004 and 2005, respectively)	(1,352,510)	(562,639)	(1,067,802)

Adjusted net income	$11,418,682	$11,468,203	$10,310,628

Net income per share:
Basic—as reported	$0.53	$0.50	$0.44

Basic—as adjusted	$0.47	$0.47	$0.43

Diluted—as reported	$0.52	$0.49	$0.44

Diluted—as adjusted	$0.47	$0.47	$0.42

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Segment Information

Effective January 1, 2004, the Company reorganized its internal reporting process and the information provided to the Company’s chief operating decision maker to better facilitate his evaluation of the performance of the Company’s radio stations. The Company’s chief operating decision maker no longer evaluates performance or allocates resources based on the operating segments reported during periods that ended prior to January 1, 2004. As a result of this reorganization, the Company now operates only one reportable segment, which includes all of its radio stations.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $12,000 or $14,000 if aged 50 years or older in 2003, $13,000 or $16,000 if aged 50 years or older in 2004, and $14,000 or $18,000 if aged 50 years or older in 2005. There was no employer matching contributions for the years ended December 31, 2003, 2004 and 2005.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. As a result of the adoption of SFAS(R), the Company expects to record an additional $0.3 million of stock-based compensation expense during 2006 related to previous grants of stock options.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its earnings or financial position.

Reclassifications

At December 31, 2005, the Company reclassified $2.7 million of unamortized loan fees and $0.2 million of unamortized organizational costs previously reported as other intangibles, net, into other assets in the consolidated balance sheet as of December 31, 2004. The Company also reclassified $0.7 million and $0.4 million of loan fee amortization previously reported in depreciation and amortization expense into interest expense in the consolidated statements of operations for the years ended December 31, 2003 and 2004.

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

Termination of Asset Purchase Agreement

In June 2004, the Company entered into an asset purchase agreement to acquire WGQR-FM and WBLA-AM in the Elizabethtown radio market in North Carolina for approximately $850,000. On June 24, 2005, the FCC

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

released a decision denying the request for waiver of the multiple ownership rules that the Company had filed in connection with its application to acquire WGQR-FM and WBLA-AM. The decision also dismissed the related pending assignment application. Consequently, the asset purchase agreement was effectively terminated on June 24, 2005 and the Company wrote off $141,449 of previously capitalized costs related to the asset purchase agreement.

2003 Disposition

•	On February 5, 2003, the Company completed the sale of WBYU-AM to ABC, Inc for $1.5 million. The proceeds from the sale were used to reduce the outstanding balance of the revolving credit loan under the Company’s credit facility. The Company recorded a pre-tax gain of $436,365 on the disposition. The gain is reported in discontinued operations in the consolidated statement of operations for the year ended December 31, 2003. Upon completion of this sale the Company no longer has operations in New Orleans therefore the results of operations for WBYU-AM have been reported as discontinued operations in the consolidated statements of operations for the year ended December 31, 2003.

A summary of discontinued operations is as follows:

Net revenue	$3,027

Gain on disposal	$436,365

Income before income taxes	$404,303
Income tax expense	137,463

Net income from discontinued operations	$266,840

(3)	Derivative Financial Instruments

As of December 31, 2004 and 2005, the Company was a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of December 31, 2004 and 2005, the fair value of these agreements reported in accumulated other comprehensive income was a current asset of $1.0 million.

The Company paid additional interest of $3.0 million and $0.5 million under its swap agreements for the years ended December 31, 2003 and 2004, respectively. The Company received additional interest of $0.6 million under its swap agreements for the year ended December 31, 2005. The amount received or paid is based on the differential between the specified rates of the swap agreements and the variable interest rate of the credit facility.

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2004	2005
Land, buildings and improvements	$9,394,379	$9,532,552	15-30
Broadcast equipment	16,110,631	17,773,521	5-15
Transportation equipment	1,271,403	1,460,862	5
Office equipment	3,552,688	4,139,535	5-10
Construction in progress	1,784,725	2,000,703	—

	32,113,826	34,907,173
Less accumulated depreciation and amortization	(13,384,136)	(15,899,363)

	$18,729,690	$19,007,810

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2005 are as follows:

Balance as of December 31, 2004	$203,174,334
Impairment loss	(2,002,968)
Reversal of deferred tax liability	(1,510,068)

Balance as of December 31, 2005	$199,661,298

The Company tested its FCC broadcasting licenses for impairment as of December 31, 2005 in accordance with the provisions of SFAS 142. To assist in estimating the fair value of its FCC broadcasting licenses as of December 31, 2005, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in its Augusta, GA market cluster.

In accordance with the provisions of EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, the Company reversed a previously recognized income tax contingency of $1.5 million related to the acquisition of Centennial Broadcasting in 2001.

(6)	Investments

As of December 31, 2004 and 2005, the Company held 200,000 shares of common stock of MIVA (formerly known as FindWhat.com). The fair value of the common stock was $3.5 million and $1.0 million as of December 31, 2004 and 2005, respectively. The unrealized gain reported in accumulated other comprehensive income was $3.3 million and $0.8 million as of December 31, 2004 and 2005, respectively.

As of December 31, 2004 and 2005, the Company held 5,394 shares of series A preferred stock of iBiquity Digital. The carrying amount of the series A preferred stock was approximately $50,000 as of December 31, 2004 and 2005. As of December 31, 2004 and 2005, the Company held 896 and 1,344 shares of series C preferred stock of iBiquity Digital, respectively. The carrying amount of the series C preferred stock was approximately $3,000 and $4,000 as of December 31, 2004 and 2005, respectively.

In 2003, the Company sold 300,000 shares of MIVA and recorded a gain on investment of $4.5 million.

(7)	Accrued Expenses

Accrued expenses is comprised of the following:

	December 31,
	2004	2005
Accrued payroll	$2,382,123	$2,413,312
Dividends payable	—	1,506,571
Deferred revenue	617,630	1,028,071
Other accrued expenses	2,133,984	3,152,779

	$5,133,737	$8,100,733

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2004	2005
Credit facility:
Revolving credit loan	$8,986,906	$—
Term loan	150,000,000	144,375,000

	158,986,906	144,375,000
Less current installments	(5,625,000)	—

	$153,361,906	$144,375,000

As of December 31, 2004 and 2005, the credit facility consisted of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2858% and 5.4375% as of December 31, 2004 and 2005, respectively.

As of December 31, 2005, the Company had $75.0 million in remaining commitments available under the revolving portion of its credit facility; however, as of December 31, 2005, the Company’s maximum total leverage covenant would have limited additional borrowings to $48.8 million.

The Company must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the years ended December 31, 2003, 2004 and 2005, the Company paid unused commitment fees of $0.2 million, $0.2 million and $0.3 million, respectively.

The credit facility was secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the amended credit facility. If the Company defaulted under the terms of the amended credit agreement, the subsidiaries may have been required to perform under their guarantees. The maximum amount of payments the subsidiaries would have had to make in the event of default was $144.4 million.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of December 31, 2005, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of December 31, 2005, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters ending on such day (as such terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2006 through June 30, 2006, the maximum ratio was 5.75 times. On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2006, the maximum ratio was 5.5 times. On the last day of each fiscal quarter for the period from January 1, 2007 through June 30, 2007, the maximum ratio was 5.25 times. On the last day of each fiscal quarter for the period from July 1, 2007 through December 31, 2007, the maximum ratio was 5.0 times. On the last day of each fiscal quarter for all periods after January 1, 2008, the maximum ratio was 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees, and scheduled principal repayments.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of December 31, 2005, management of the Company believed it was in compliance with applicable financial covenants.

On January 30, 2006, the Company amended its credit agreement (see note 17). As a result, the Company classified the current and long-term installments of long-term debt in the consolidated balance sheet as of December 31, 2005 in accordance with the terms of the amended credit agreement.

(9)	Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•	Derivative financial instruments—The fair value of the Company’s derivative financial instruments is based on an estimate of the amounts expected to be paid or received upon termination of the swap agreements.

•	Notes receivable from related parties—It is not practicable to estimate the fair value of the Company’s notes receivable due to their related party nature.

•	Investments—The fair value of the Company’s available-for-sale investment is estimated using quoted market prices.

•	Long-term debt—The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate, which is based on current market rates.

The carrying amounts of cash and cash equivalents, accounts receivable, trade sales receivable, other receivables, accounts payable, accrued expenses and trade sales payable approximates fair value due to the short-term maturity of these instruments.

(10)	Treasury Stock

In June 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization. On May 12, 2005, the board of directors authorized a one-year extension of the repurchase period. The Company paid $0.6 million to repurchase 43,065 shares in 2004 and $1.9 million to repurchase 131,911 shares in 2005. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

(11)	Stock-Based Compensation

The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) provides for a variety of compensation awards, including stock options, restricted stock, and other stock-related benefits. A total of 4,000,000 shares of Class A common stock have been reserved for issuance under the Plan. As of December 31, 2005, the Company has granted stock options with ten-year terms that generally vest ratably and become fully exercisable after a period of three to five years from the date of grant, however some contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2005, the Company granted 267,500 shares of restricted stock under the Plan with a fair value of $14.38 per share, the closing stock price on the grant date. The restricted shares generally vest ratably and become fully vested after a period of three to five years from the date of grant. The fair value of the restricted stock was $3.8 million as of the grant date and was recorded as unearned compensation, a component of stockholders’ equity. Compensation expense will be recognized over the respective vesting period of each grant. For the year ended December 31, 2005, the Company recorded stock-based compensation of $1.1 million related to the issuance of restricted stock.

Stock option and restricted stock activity during the periods indicated is as follows:

	2003		2004		2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Stock options:
Beginning of year	2,821,000	$15.02	2,916,834	$14.92	2,977,334	$14.94
Granted	97,500	$12.06	77,500	$15.64	21,250	$17.53
Exercised	(1,666)	$11.03	(2,000)	$8.25	(3,000)	$8.25
Forfeited	—	$—	(15,000)	$15.50	(286,250)	$12.71

End of year	2,916,834	$14.92	2,977,334	$14.94	2,709,334	$15.20

Options exercisable at end of year	2,320,085	$15.34	2,353,439	$15.30	2,328,896	$15.31

Restricted stock:
Beginning of year	—		—		—
Granted	—		—		267,500

End of year	—		—		267,500

Shares available for grant at end of year	1,081,500		1,019,000		1,016,500

The stock options outstanding as of December 31, 2005, have a range of exercise prices from $7.94 to $17.53 and a weighted-average remaining contractual life of 4.5 years.

The per share weighted-average fair value of stock options outstanding as of December 31, 2003, 2004 and 2005 was $8.77, $8.80, and $8.88, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	Year ended December 31,
	2003	2004	2005
Expected life (in years)	7	7	7
Expected volatility	68%	62%	57%
Risk-free interest rate	3.81% to 4.40%	4.13% to 4.53%	4.24%
Dividend yield	—	—	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Income Taxes

Total income tax expense is as follows:

	Year ended December 31,
	2003	2004	2005
Continuing operations	$8,847,336	$8,362,781	$7,649,244
Discontinued operations	137,463	—	—
Additional paid-in capital	(2,045)	(8,352)	(11,330)
Accumulated other comprehensive income, net	1,534,632	146,214	(1,000,413)

	$10,517,386	$8,500,643	$6,637,501

Income tax expense from continuing operations is as follows:

	Year ended December 31,
	2003	2004	2005
Federal:
Current	$—	$1,163,773	$3,182,046
Deferred	7,069,968	5,455,079	2,814,068

	7,069,968	6,618,852	5,996,114
State:
Current	444,345	499,610	952,153
Deferred	1,333,023	1,244,319	700,977

	1,777,368	1,743,929	1,653,130

	$8,847,336	$8,362,781	$7,649,244

Income tax expense from continuing operations differ from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income from continuing operations before taxes as follows:

	Year ended December 31,
	2003	2004	2005
Expected tax expense	$7,259,574	$6,933,832	$6,240,555
State income taxes, net of federal benefit	1,163,736	1,046,193	1,174,381
Valuation allowance	60,721	188,565	(126,235)
Other	363,305	194,191	360,543

	$8,847,336	$8,362,781	$7,649,244

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$210,945	$189,149
Unrealized loss on investment	—	3,862
Accrued expenses	222,065	640,085
Stock-based compensation	—	423,511
Net operating losses	743,318	538,549

Subtotal	1,176,328	1,795,156
Valuation allowance	(664,784)	(538,549)

Total	511,544	1,256,607

Deferred tax liabilities:
Unrealized gain on investment	(983,265)	—
Unrealized gain on derivative financial instruments	(388,621)	(375,334)
Property and equipment	(1,461,429)	(1,192,559)
Intangibles	(33,929,146)	(36,944,731)

Total	(36,762,461)	(38,512,624)

Net deferred tax liabilities	$(36,250,917)	$(37,256,017)

The Company expects future operations to generate sufficient taxable income to utilize its net deferred tax assets. As of December 31, 2005, the Company has state net operating losses of $11.1 million, which expire in various years through 2025. The valuation allowance relates to net operating losses which management has determined, more likely than not, that such losses will not be utilized before they expire.

(13)	Earnings Per Share

Income from continuing operations before discontinued operations per share calculation information is as follows:

	2003	2004	2005
Income from continuing operations before discontinued operations	$12,504,352	$12,030,842	$10,705,329

Weighted-average shares outstanding:
Basic	24,273,783	24,263,103	24,201,679
Effect of dilutive securities
Stock options	60,697	265,868	52,134
Restricted stock	—	—	72,163

Diluted	24,334,480	24,528,971	24,325,976

Income from continuing operations before discontinued operations per basic share	$0.52	$0.50	$0.44

Income from continuing operations before discontinued operations per diluted share	$0.51	$0.49	$0.44

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)	Related Party Transactions

Notes receivable totaling $4.3 million are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2003, 2004 and 2005 interest income on the notes receivable from BFT was approximately $314,000, $305,000 and $294,000, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $527,000, $527,000 and $529,000, respectively.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $24,000, $24,000 and $25,000, respectively.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $115,000, $118,000 and $124,000, respectively.

The Company leases office and studio space in Boca Raton, FL from BFT. The lease agreement expires on June 5, 2010. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $82,000, $86,000 and $90,000, respectively.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. For the year ended December 31, 2003, 2004 and 2005, rental expense was approximately $5,000, $32,000 and $33,000, respectively.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $100,000, $106,000 and $111,000, respectively.

From time to time, the Company leases aircraft for business trips from Beasley Aircraft Leasing, LLC, which is wholly-owned by George G. Beasley. For the years ended December 31, 2003, 2004 and 2005, rental expense was approximately $70,000, $91,000 and $131,000, respectively.

As of December 31, 2005, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2006	$750,195
2007	762,203
2008	774,796
2009	736,278
2010	575,678
Thereafter	5,190,848

Total	$8,789,998

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. For the years ended December 31, 2003, 2004 and 2005, lease expense was $1.9 million, $2.0 million and $2.0 million, respectively.

The Company also has various commitments for rating services, sports programming rights, consultants, and on-air personalities not employed by us. As of December 31, 2005, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2006	$10,946,962
2007	10,828,180
2008	6,784,890
2009	2,548,659
2010	1,307,824
Thereafter	6,654,108

Total	$39,070,623

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. The Company timely-filed a renewal application in October 2003. Because the Company filed a timely renewal application, it continues to operate the radio station under this license in the ordinary course. The Company does not anticipate non-renewal.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to the Company a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK.

KCYE-FM’s license has not yet been renewed. The Company timely-filed a renewal application in June 2005. Because the Company filed a timely renewal application, it continues to operate the radio station under this license in the ordinary course. The Company does not anticipate non-renewal.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)	Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$28,636,183	$33,011,479	$32,051,349	$30,594,921
Operating income	4,237,247	8,131,807	7,879,931	4,849,369
Net income	1,627,560	3,787,764	3,757,945	1,532,060
Basic net income per share	0.07	0.16	0.16	0.06
Diluted net income per share	0.07	0.16	0.15	0.06

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$26,068,618	$30,959,144	$31,771,720	$33,405,472
Operating income	4,829,745	7,980,509	8,485,617	8,568,454
Net income	242,881	3,773,221	4,101,271	3,913,469
Basic net income per share	0.01	0.16	0.17	0.16
Diluted net income per share	0.01	0.15	0.17	0.16

The Company tested its FCC broadcasting licenses for impairment as of December 31, 2005 in accordance with the provisions of SFAS 142. To assist in estimating the fair value of its FCC broadcasting licenses as of December 31, 2005, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in its Augusta, GA market cluster during the fourth quarter of 2005.

(17)	Subsequent Event

On January 30, 2006, the Company amended its credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, the Company recorded a $0.7 million loss on extinguishment of long-term debt during the first quarter of 2006.

The amended credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $144.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 30, 2006, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	44,375,000	76,000,000	120,375,000

Total	$44,375,000	$100,000,000	$144,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of January 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from January 30, 2006 to December 31, 2007, our consolidated total debt must not exceed 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2004 and 2005

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	415,814	951,264	899,775	467,303
Valuation allowance for deferred tax assets	415,498	60,721	—	476,219

Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	467,303	1,147,109	1,068,205	546,207
Valuation allowance for deferred tax assets	476,219	188,565	—	664,784

Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	546,207	1,358,367	1,414,805	489,769
Valuation allowance for deferred tax assets	664,784	151,198	277,433	538,549

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2006. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 proxy statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2006 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Officers Compensation” in our 2006 proxy statement. The sections entitled “Compensation Committee Report on Executive Compensation” and “Performance Graph” in the 2006 proxy statement are not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2006 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2006 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Principal Accounting Fees and Services” in our 2006 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description
3.1	Amended certificate of incorporation of the Registrant. (1)
3.2	Third amended and restated bylaws of the Registrant. (2)
10.1	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (8)
10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (9)
10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (10)
10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (11)
10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (1)
10.6	Allen B. Shaw executive employment agreement with Beasley Mezzanine Holdings, LLC, dated February 1, 2001. (3)
10.7	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (4)
10.8	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (5)
10.9	First Amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (6)
10.10	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (12)
10.11	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006.
21.1	Subsidiaries of the Company. (7)
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.

(3)	Incorporated by reference to Exhibit 10.30 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(6)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(7)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 14, 2001.
(8)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(9)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(10)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(11)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(12)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.

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

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2006

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President, Co-Chief Operating Officer and Director	March 8, 2006

/s/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 8, 2006

/s/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 8, 2006

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 8, 2006

/s/ JOE B. COX Joe B. Cox	Director	March 8, 2006

/s/ MARK S. FOWLER Mark S. Fowler	Director	March 8, 2006

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	March 8, 2006