Form 10-Q
period 2006-03-31
BEASLEY BROADCAST GROUP INC
filed 2006-05-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Class A Common Stock, $.001 par value, 7,609,763 Shares Outstanding as of May 2, 2006

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of May 2, 2006

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,278,951	$14,115,619
Accounts receivable, less allowance for doubtful accounts of $489,769 in 2005 and $404,853 in 2006	21,631,643	18,882,603
Trade sales receivable	945,106	819,217
Other receivables	483,602	1,258,688
Prepaid expenses	2,370,202	5,645,361
Derivative financial instruments	971,864	609,213
Deferred tax assets	453,897	984,370

Total current assets	43,135,265	42,315,071
Notes receivable from related parties	4,254,350	4,212,201
Property and equipment, net	19,007,810	19,081,982
FCC broadcasting licenses	199,661,298	199,661,298
Goodwill	10,128,224	10,128,224
Investments	1,044,128	871,504
Other assets	3,585,921	3,630,780

Total assets	$280,816,996	$279,901,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770,129	$2,443,060
Accrued expenses	8,100,733	8,080,837
Trade sales payable	862,882	806,918

Total current liabilities	10,733,744	11,330,815
Long-term debt	144,375,000	142,375,000
Deferred tax liabilities	37,709,914	39,143,300

Total liabilities	192,818,658	192,849,115
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,834,864 and 7,895,031 issued in 2005 and 2006, respectively	7,835	7,895
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2005 and 2006	16,712	16,712
Additional paid-in capital	110,595,394	108,305,956
Accumulated deficit	(18,477,748)	(18,353,531)
Accumulated other comprehensive income	1,081,431	752,035
Unearned compensation	(2,736,988)	—
Treasury stock, 174,976 and 265,193 shares in 2005 and 2006, respectively	(2,488,298)	(3,677,122)

Stockholders’ equity	87,998,338	87,051,945

Total liabilities and stockholders’ equity	$280,816,996	$279,901,060

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2005	2006
Net revenue	$28,636,183	$27,079,319

Costs and expenses:
Cost of services (exclusive of depreciation and amortization and stock-based compensation of $2,912 for the three months ended March 31, 2006 shown separately below)	9,849,947	9,225,474
Selling, general and administrative (exclusive of stock-based compensation of $61,974 for the three months ended March 31, 2006 shown separately below)	12,174,373	10,475,066
Corporate general and administrative (exclusive of stock-based compensation of $404,451 for the three months ended March 31, 2006 shown separately below)	1,632,218	1,775,730
Stock-based compensation	—	469,337
Depreciation and amortization	742,398	694,711

Total costs and expenses	24,398,936	22,640,318
Operating income	4,237,247	4,439,001
Other income (expense):
Interest expense	(1,863,085)	(1,784,097)
Other non-operating expenses	(4,077)	(6,024)
Interest income	124,654	120,502
Other non-operating income	204,366	600

Income before income taxes	2,699,105	2,769,982
Income tax expense	1,071,545	1,139,416

Net income	$1,627,560	$1,630,566

Basic and diluted net income per share	$0.07	$0.07

Basic common shares outstanding	24,234,975	24,104,726

Diluted common shares outstanding	24,551,108	24,140,159

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2005	2006
Net income	$1,627,560	$1,630,566

Other comprehensive loss:
Unrealized loss on available-for-sale investments (net of income tax benefit of $568,485 and $67,199 for the three months ended March 31, 2005 and 2006, respectively)	(903,515)	(106,801)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $168,323 for the three months ended March 31, 2005 and net of income tax benefit of $140,056 for the three months ended March 31, 2006)	267,521	(222,595)

Other comprehensive loss	(635,994)	(329,396)

Comprehensive income	$991,566	$1,301,170

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$1,627,560	$1,630,566
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from trade sales	(220,532)	58,811
Stock-based compensation	—	469,337
Depreciation and amortization	742,398	694,711
Amortization of loan fees	104,190	95,284
Gain on sale of building	(204,366)	—
Deferred income taxes	1,001,560	1,110,168
Change in operating assets and liabilities:
Decrease in receivables	1,571,615	1,973,954
Increase in prepaid expenses	(481,289)	(3,275,159)
(Increase) decrease in other assets	(286,484)	53,640
Increase in payables and accrued expenses	1,202,089	653,257

Net cash provided by operating activities	5,056,741	3,464,569

Cash flows from investing activities:
Capital expenditures	(442,792)	(741,864)
Proceeds from sale of building	620,000	—
Payments for investments	—	(1,376)
Payments from related parties	39,484	42,149

Net cash provided by (used in) investing activities	216,692	(701,091)

Cash flows from financing activities:
Principal payments on indebtedness	(3,000,000)	(2,000,000)
Payments of loan fees	—	(209,688)
Cash dividends paid	—	(1,506,571)
Payments for treasury stock	—	(1,188,824)
Proceeds from exercise of employee stock options	24,750	—
Tax shortfall from vesting of restricted stock	—	(21,727)

Net cash used in financing activities	(2,975,250)	(4,926,810)

Net increase (decrease) in cash and cash equivalents	2,298,183	(2,163,332)
Cash and cash equivalents at beginning of year	14,850,440	16,278,951

Cash and cash equivalents at end of year	$17,148,623	$14,115,619

Cash paid for interest	$1,767,312	$1,672,329

Cash paid for income taxes	$863,364	$118,481

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$1,257,430	$781,856

Trade sales expense	$1,036,898	$840,667

Property and equipment acquired through placement of advertising air time	$56,046	$11,114

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of the first quarter of 2006 are not necessarily indicative of results for the full year.

Certain amounts previously reported in the 2005 condensed consolidated condensed financial statements have been reclassified to conform to the 2006 presentation.

(2)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective January 1, 2006, the Company adopted SFAS 154 with no material impact on its earnings or financial position.

(3)	Stock-Based Compensation

As of March 31, 2006, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) permits the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 4 million shares of Class A common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant; those stock option awards generally vest based on three to five years of service and have 10-year contractual terms. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Restricted stock awards generally vest based on three to five years of service.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment using the modified prospective transition method. Under this method, the stock-based compensation recognized beginning January 1, 2006 includes compensation cost for (i) all stock-based awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123, Accounting for Stock-Based Compensation, and (ii) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods are not restated under this transition method. In addition, in accordance with SFAS123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation cost, instead of accounting for forfeitures as incurred, which was the Company’s previous method.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

Three months ended March 31, 2005
Net income, as reported	$1,627,560
Deduct stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $79,983)	(127,119)

Pro-forma net income	$1,500,441

Net income per share:
Basic and diluted
As reported	$0.07

Pro-forma	$0.06

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility was based on implied and historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect for the contractual term at the time of grant. No stock option awards were granted during the three months ended March 31, 2006.

Three months ended March 31, 2005
Expected volatility	57%
Expected dividends	—
Expected term (in years)	7
Risk-free interest rate	4.24%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of stock option activity under the Plan as March 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	2,709,334	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(68,750)	$14.51

Outstanding as of March 31, 2006	2,640,584	$15.22	4.2	—

Exercisable as of March 31, 2006	2,388,793	$15.30	4.1	—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2005 was $10.75. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $28,140.

As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from stock option exercises for the three months ended March 31, 2005 was $24,750. The actual tax benefit realized for the tax deductions from the option exercise totaled $11,330.

A summary of restricted stock activity under the Plan as March 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2006	267,500	$14.38
Granted	60,767	$13.52
Vested	(83,667)	$14.38
Forfeited	(600)	$14.03

Unvested as of March 31, 2006	244,000	$14.17

As of March 31, 2006, there was $3.2 million of total unrecognized compensation cost related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2006 was $1.2 million.

Prior to January 1, 2006, unearned compensation related to the restricted stock grants was recorded as a component of stockholders’ equity based on the closing stock price on the grant date. Compensation expense was being recognized over the respective vesting period of each award. Upon the adoption of SFAS 123(R), the Company was required to charge the $2.7 million of unearned compensation as of December 31, 2005 against additional paid-in capital.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(4)	Pending Acquisition

In March 2006, the Company entered into a definitive asset purchase agreement to acquire KDWN-AM in Las Vegas, NV for approximately $17.0 million. The Company expects to complete this acquisition during the third quarter of 2006 however; it is subject to certain conditions, including FCC approval. The Company intends to finance this acquisition with cash on hand and borrowings under its existing credit facility.

(5)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2005	March 31, 2006
Credit facility:
Revolving credit loan	$—	$42,375,000
Term loan	144,375,000	100,000,000

	144,375,000	142,375,000
Less current installments	—	—

	$144,375,000	$142,375,000

On January 30, 2006, the Company amended its credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 5.8421% as of December 31, 2005 and March 31, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2006, the Company had $77.0 million in remaining commitments available under its credit facility; however, as of March 31, 2006, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $56.4 million.

The amended credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $142.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	42,375,000	76,000,000	118,375,000

Total	$42,375,000	$100,000,000	$142,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2006, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from April 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, cash dividends, capital expenditures and scheduled principal repayments.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its amended credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of March 31, 2006, management of the Company believed it was in compliance with applicable financial covenants.

(6)	Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time, and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

General

We own and operate 41 radio stations in the following ten markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

In March 2006, we entered into a definitive asset purchase agreement to acquire KDWN-AM in Las Vegas, NV for approximately $17.0 million. We expect to complete this acquisition during the third quarter of 2006 however; it is subject to certain conditions, including FCC approval. We intend to finance this acquisition with cash on hand and borrowings under our existing credit facility.

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

	Three months ended March 31,
	2005	2006
Trade sales revenue	$1,257,430	$781,856
Trade sales expenses	$1,036,898	$840,667

Costs and Expenses. Our costs and expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation and other expenses, incurred at our corporate offices, (3) stock-based compensation, and (4) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Impairment of FCC Broadcasting Licenses and Goodwill. We are required to estimate the fair value of our FCC broadcasting licenses and reporting units on at least an annual basis. We combine our FCC broadcasting licenses into single units of accounting based on our market clusters for impairment testing purposes. To assist in estimating the fair value of our FCC broadcasting licenses as of December 31, 2005, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. We used internally-generated estimates of future cash flows to determine the fair value of each reporting unit as of December 31, 2005. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the three months ended March 31, 2006. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective January 1, 2006, we adopted SFAS 154 with no material impact on our earnings or financial position.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2005	2006	$	%
Net revenue	$28,636,183	$27,079,319	$(1,556,864)	(5.4)%
Cost of services	9,849,947	9,225,474	(624,473)	(6.3)
Selling, general and administrative expenses	12,174,373	10,475,066	(1,699,307)	(14.0)
Stock-based compensation	—	469,337	469,337	—

Net Revenue. The $1.6 million decrease in net revenue during the three months ended March 31, 2006 was due to weaker performance at nine of our ten market clusters and included a $0.4 million decrease at our Miami-Ft. Lauderdale market cluster, which consisted of a $0.9 million decrease at one radio station due to increased competition that was partially offset by a $0.5 million increase at another radio station due to improved performance in that market. The decrease in net revenue also includes a $0.3 million decrease at our Las Vegas market cluster and a $0.3 million decrease at our Greenville-New Bern-Jacksonville market cluster. In addition, net revenue during the three months ended March 31, 2006 includes an aggregate $0.5 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $0.6 million decrease in cost of services during the three months ended March 31, 2006 was primarily due to a $0.9 million decrease at our Miami-Ft. Lauderdale market cluster due to a decrease in promotional expenses related to certain events and decreased contractual costs related to the termination of certain on-air personalities. This decrease was partially offset by a $0.5 million increase at our Las Vegas market cluster due to increased promotional expenses related to a format change at one of our radio stations in that market.

Selling, General and Administrative Expenses. The $1.7 million decrease in selling, general and administrative expenses during the three months ended March 31, 2006 was primarily due to the absence of $1.4 million of employee separation costs at our Philadelphia market cluster incurred in 2005 and decreased sales commissions, as a result of the decrease in net revenue at our market clusters.

Stock-Based Compensation. On July 1, 2005, we began granting shares of restricted stock under our 2000 Equity Plan to certain employees and recorded $0.4 million of stock-based compensation expense related to these grants during the three months ended year ended March 31, 2006. In addition, effective January 1, 2006 we adopted SFAS 123(R), which requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. As a result of the adoption of SFAS 123(R), we recorded $0.1 million of stock-based compensation during the three months ended March 31, 2006 related to previous grants of stock options.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio™, and maintenance of our broadcasting equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases, cash dividends and radio station acquisitions. Our credit agreement permits us to repurchase up to $50.0 million of our common stock and our board of directors has authorized us to repurchase up to $25.0 million of our common stock. As of May 2, 2006, we have repurchased $3.9 million of our Class A common stock. Our amended credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three months ended March 31, 2006, we paid $1.5 million for cash dividends. On March 8, 2006, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend was paid on April 20, 2006, to stockholders of record on March 31, 2006. We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

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

As of March 31, 2006, we held $14.1 million in cash and cash equivalents and had $77.0 million in remaining commitments available under our credit facility; however, as of March 31, 2006, our maximum total leverage covenant would have limited additional borrowings to $56.4 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2005 and 2006 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2005	2006
Net cash provided by operating activities	$5,056,741	$3,464,569
Net cash provided by (used in) investing activities	216,692	(701,091)
Net cash used in financing activities	(2,975,250)	(4,926,810)

Net increase (decrease) in cash and cash equivalents	$2,298,183	$(2,163,332)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by 31.5% during the three months ended March 31, 2006 compared to the same period in 2005 primarily due to $1.6 million increase in cash paid for station operating expenses and a $0.7 million decrease in cash receipts from the sale of advertising airtime. These decreases were partially offset by a $0.7 million decrease in cash paid for income taxes during 2006.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities in the three months ended March 31, 2006 was primarily due to cash payments for capital expenditures of $0.7 million. Net cash provided by investing activities for the same period in 2005 was primarily due to cash proceeds of $0.6 million from the sale of a building in Augusta, GA, which were partially offset by cash payments for capital expenditures of $0.4 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the three months ended March 31, 2006 was primarily due to voluntary repayments of $2.0 million of borrowings under our credit facility, cash dividends of $1.5 million and $1.2 million for repurchases of our Class A common stock. Net cash used in financing activities in the same period in 2005 was primarily due to voluntary repayments of $3.0 million of borrowings under our credit facility.

Credit Facility. On January 30, 2006, we amended our credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 5.8421% as of December 31, 2005 and March 31, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

The amended credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $142.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of March 31, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	42,375,000	76,000,000	118,375,000

Total	$42,375,000	$100,000,000	$142,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three months ended March 31, 2006, our unused commitment fee was approximately $71,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2006, our consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from April 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

As of March 31, 2006, we were in compliance with all applicable financial covenants. As of March 31, 2006, as calculated pursuant to the terms of our amended credit agreement, our consolidated total debt ratio was 4.30 times consolidated operating cash flow, our interest coverage ratio was 4.84 times interest expense, and our fixed charge coverage ratio was 1.63 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2006, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.2 million and our net income would decrease by $0.8 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of March 31, 2006, we are a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expire from May to August 2006. As of March 31, 2006, the fair value of these agreements was a current asset of $0.6 million.

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

As of March 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006. As of the date of this report, there were no material changes to the risks affecting our Company as reported in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2006	20,000	$13.82	194,976	$22,234,783
February 1 – 28, 2006	47,717	13.80	242,693	21,575,928
March 1 – 31, 2006	22,500	11.22	265,193	21,322,878

Total	90,217

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.2	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

10.3	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (5)

10.4	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Registration Statements on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group’s Quarterly Report on Form 10-Q dated August 5, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group’s Current Report on Form 8-K dated June 30, 2005.
(6)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group’s Annual Report on Form 10-K dated March 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 5, 2006		/s/ GEORGE G. BEASLEY
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 5, 2006		/s/ CAROLINE BEASLEY
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)