Form 10-Q
period 2006-06-30
BEASLEY BROADCAST GROUP INC
filed 2006-08-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Class A Common Stock, $.001 par value, 7,934,722 Shares Outstanding as of August 4, 2006

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of August 4, 2006

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,278,951	$13,049,475
Accounts receivable, less allowance for doubtful accounts of $489,769 in 2005 and $389,863 in 2006	21,631,643	21,336,894
Trade sales receivable	945,106	791,562
Other receivables	483,602	643,002
Prepaid expenses	2,370,202	4,903,491
Derivative financial instruments	971,864	148,771
Deferred tax assets	453,897	746,744

Total current assets	43,135,265	41,619,939
Notes receivable from related parties	4,254,350	4,169,100
Property and equipment, net	19,007,810	19,778,858
FCC broadcasting licenses	199,661,298	199,661,298
Goodwill	10,128,224	10,128,224
Investments	1,044,128	1,185,504
Other assets	3,585,921	3,529,899

Total assets	$280,816,996	$280,072,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$1,250,000
Accounts payable	1,770,129	1,605,538
Accrued expenses	8,100,733	8,549,934
Trade sales payable	862,882	883,888

Total current liabilities	10,733,744	12,289,360
Long-term debt	144,375,000	139,125,000
Deferred tax liabilities	37,709,914	40,512,032

Total liabilities	192,818,658	191,926,392
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,834,864 and 8,350,340 issued in 2005 and 2006, respectively	7,835	8,350
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2005 and 2006	16,712	16,712
Additional paid-in capital	110,595,394	108,759,734
Accumulated deficit	(18,477,748)	(16,684,062)
Accumulated other comprehensive income	1,081,431	539,389
Unearned compensation	(2,736,988)	—
Treasury stock, 174,976 and 367,618 shares in 2005 and 2006, respectively	(2,488,298)	(4,493,693)

Stockholders’ equity	87,998,338	88,146,430

Total liabilities and stockholders’ equity	$280,816,996	$280,072,822

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net revenue	$33,011,479	$32,205,500	$61,647,662	$59,284,819

Costs and expenses:
Cost of services (excluding stock-based compensation of $929 and $3,841 for the three and six months ended June 30, 2006, respectively and depreciation and amortization shown separately below)	10,884,464	11,440,616	20,734,411	20,666,090
Selling, general and administrative (excluding stock-based compensation of $30,953 and $92,926 for the three and six months ended June 30, 2006, respectively shown separately below)	11,295,228	10,782,272	23,469,601	21,257,339
Corporate general and administrative (excluding stock-based compensation of $422,351 and $826,803 for the three and six months ended June 30, 2006, respectively shown separately below)	1,834,815	1,704,825	3,467,033	3,480,554
Stock-based compensation	—	454,233	—	923,570
Depreciation and amortization	723,716	668,241	1,466,114	1,362,952
Asset purchase agreement termination costs	141,449	—	141,449	—

Total costs and expenses	24,879,672	25,050,187	49,278,608	47,690,505
Operating income	8,131,807	7,155,313	12,369,054	11,594,314

Other income (expense):
Interest expense	(1,920,951)	(1,984,830)	(3,784,036)	(3,768,927)
Other non-operating expenses	(80,880)	(19,444)	(84,957)	(25,468)
Interest income	129,786	114,277	254,440	234,779
Other non-operating income	6,901	32,099	211,267	32,699

Income before income taxes	6,266,663	5,297,415	8,965,768	8,067,397
Income tax expense	2,478,899	2,127,655	3,550,444	3,267,071

Net income	$3,787,764	$3,169,760	$5,415,324	$4,800,326

Basic and diluted net income per share	$0.16	$0.13	$0.22	$0.20

Basic common shares outstanding	24,236,547	24,057,497	24,235,766	24,080,981

Diluted common shares outstanding	24,291,863	24,104,701	24,423,467	24,253,255

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income	$3,787,764	$3,169,760	$5,415,324	$4,800,326

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments (net of income tax benefit of $442,585 and income tax expense of $44,027 for the three months ended June 30, 2005 and 2006, respectively and income tax benefit of $1,011,070 and $23,172 for the six months ended June 30, 2005 and 2006, respectively)	(703,415)	69,973	(1,606,930)	(36,828)
Unrealized gain (loss) on derivative financial instruments (net of income tax benefit of $105,816 and $177,823 for the three months ended June 30, 2005 and 2006, respectively and income tax expense of $62,507 and income tax benefit of $317,879 for the six months ended June 30, 2005 and 2006, respectively)	(168,176)	(282,619)	99,345	(505,214)

Other comprehensive loss	(871,591)	(212,646)	(1,507,585)	(542,042)

Comprehensive income	$2,916,173	$2,957,114	$3,907,739	$4,258,284

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$5,415,324	$4,800,326
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from trade sales	34,299	121,855
Stock-based compensation	—	923,570
Depreciation and amortization	1,466,114	1,362,952
Asset purchase agreement termination costs	141,449	—
Amortization of loan fees	208,380	190,568
Gain on sale of building	(204,366)	—
Deferred income taxes	2,478,315	2,850,322
Change in operating assets and liabilities:
(Increase) decrease in receivables	(3,280,563)	135,349
Increase in prepaid expenses	(27,119)	(2,533,289)
(Increase) decrease in other assets	(272,865)	58,704
Increase (decrease) in payables and accrued expenses	(298,532)	290,890

Net cash provided by operating activities	5,660,436	8,201,247

Cash flows from investing activities:
Capital expenditures	(1,193,540)	(2,064,867)
Proceeds from sale of building	620,000	—
Payments for investments	(2,750)	(201,376)
Payments from related parties	78,208	85,250

Net cash used in investing activities	(498,082)	(2,180,993)

Cash flows from financing activities:
Principal payments on indebtedness	(6,875,000)	(4,000,000)
Payments of loan fees	(232,500)	(209,688)
Cash dividends paid	—	(3,012,920)
Payments for treasury stock	(130,558)	(2,005,395)
Proceeds from exercise of employee stock options	24,750	—
Tax shortfall from vesting of restricted stock	—	(21,727)

Net cash used in financing activities	(7,213,308)	(9,249,730)

Net decrease in cash and cash equivalents	(2,050,954)	(3,229,476)
Cash and cash equivalents at beginning of period	14,850,440	16,278,951

Cash and cash equivalents at end of period	$12,799,486	$13,049,475

Cash paid for interest	$3,515,347	$3,676,558

Cash paid for income taxes	$3,099,795	$1,277,481

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$2,470,594	$1,591,453

Trade sales expense	$2,504,893	$1,713,308

Property and equipment acquired through placement of advertising air time	$56,586	$52,695

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

Results of the second quarter of 2006 are not necessarily indicative of results for the full year.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

(3) Stock-Based Compensation

As of June 30, 2006, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) permits the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 4.0 million shares of Class A common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant; those stock option awards generally vest based on three to five years of service and have 10-year contractual terms. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Restricted stock awards generally vest based on three to five years of service.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,787,764	$5,415,324
Deduct stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $56,120 and $136,103 for the three and six months ended June 30, 2005, respectively)	(89,194)	(216,313)

Net income, pro-forma	$3,698,570	$5,199,011

Net income per share:
Basic and diluted
As reported	$0.16	$0.22

Pro-forma	$0.15	$0.21

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility was based on implied and historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect for the contractual term at the time of grant. No stock option awards were granted during the three months ended June 30, 2005 or the three and six months ended June 30, 2006.

Six Months Ended June 30, 2005
Expected volatility	57%
Expected dividends	—
Expected term (in years)	7
Risk-free interest rate	4.24%

A summary of stock option activity under the Plan as of June 30, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2006	2,640,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2006	2,640,584	$15.22	4.0	—

Exercisable as of June 30, 2006	2,388,793	$15.30	3.8	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2006, there was $0.4 million of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock activity under the Plan as of June 30, 2006, and changes for the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2006	244,000	$14.17
Granted	455,309	$7.26
Vested	(2,500)	$14.38
Forfeited	—	—

Unvested as of June 30, 2006	696,809	$9.65

As of June 30, 2006, there was $6.0 million of total unrecognized compensation cost related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three months ended June 30, 2006 was approximately $26,000.

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

(4) Acquisition

On August 7, 2006, the Company acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of certain assets in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings under the Company’s credit facility.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2005	June 30, 2006
Credit facility:
Revolving credit loan	$—	$40,375,000
Term loan	144,375,000	100,000,000

	144,375,000	140,375,000
Less current installments	—	(1,250,000)

	$144,375,000	$139,125,000

As of June 30, 2006, the credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 6.3305% as of December 31, 2005 and June 30, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2006, the Company had $79.0 million in remaining commitments available under its credit facility; however, as of August 7, 2006, after completion of the acquisition of KDWN-AM in Las Vegas, NV, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $37.1 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $140.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of June 30, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	40,375,000	76,000,000	116,375,000

Total	$40,375,000	$100,000,000	$140,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2006, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, cash dividends, capital expenditures and scheduled principal repayments.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of June 30, 2006, management of the Company believed it was in compliance with applicable financial covenants.

(6) Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(7) Related Party Transaction

On August 4, 2006, the Company sold certain assets in West Palm Beach-Boca Raton, FL for approximately $2.2 million to Beasley Family Towers, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley.

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

General

As of August 7, 2006, after completion of the acquisition of KDWN-AM in Las Vegas, NV, we own and operate 42 radio stations in the following ten markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On August 7, 2006, we acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of certain assets in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings under our credit facility.

On August 4, 2006, we sold certain assets in West Palm Beach-Boca Raton, FL for approximately $2.2 million to Beasley Family Towers, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. We obtained an appraisal from an independent appraisal company to estimate the fair value of the sold assets. The transaction was approved by the Audit Committee.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Trade sales revenue	$1,213,164	$809,597	$2,470,594	$1,591,453
Trade sales expenses	$1,467,995	$872,641	$2,504,893	$1,713,308

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

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the six months ended June 30, 2006. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of the adoption of FIN 48.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three Months Ended June 30,		Change
	2005	2006	$	%
Net revenue	$33,011,479	$32,205,500	$(805,979)	(2.4)%
Cost of services	10,884,464	11,440,616	556,152	5.1
Selling, general and administrative expenses	11,295,228	10,782,272	(512,956)	(4.5)
Corporate general and administrative expenses	1,834,815	1,704,825	(129,990)	(7.1)
Stock-based compensation	—	454,233	454,233	—

Net Revenue. The $0.8 million decrease in net revenue during the three months ended June 30, 2006 was due to weaker performance at six of our ten market clusters and included a $0.7 million decrease at our Miami-Ft. Lauderdale market cluster, and a $0.3 million decrease at our Las Vegas market cluster. These decreases were partially offset by a $0.3 million increase due to improved performance at our Philadelphia market cluster. In addition, net revenue during the three months ended June 30, 2006 includes an aggregate $0.4 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $0.6 million increase in cost of services during the three months ended June 30, 2006 was primarily due to a $0.4 million increase at our Las Vegas market cluster due to increased programming and promotional expenses. The increase in cost of services also included a $0.3 million increase at our Ft. Myers-Naples market cluster due to increased promotional expenses.

Selling, General and Administrative Expenses. The $0.5 million decrease in selling, general and administrative expenses during the three months ended June 30, 2006 was primarily due to decreased sales commissions, as a result of the decrease in net revenue at our market clusters.

Stock-Based Compensation. We recorded $0.4 million of stock-based compensation expense during the three months ended June 30, 2006 related to grants of restricted stock to certain employees and our directors. We also recorded $0.1 million of stock-based compensation during the three months ended June 30, 2006 related to previous grants of stock options.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six Months Ended June 30,		Change
	2005	2006	$	%
Net revenue	$61,647,662	$59,284,819	$(2,362,843)	(3.8)%
Cost of services	20,734,411	20,666,090	(68,321)	(0.3)
Selling, general and administrative expenses	23,469,601	21,257,339	(2,212,262)	(9.4)
Corporate general and administrative expenses	3,467,033	3,480,554	13,521	0.4
Stock-based compensation	—	923,570	923,570	—

Net Revenue. The $2.4 million decrease in net revenue during the six months ended June 30, 2006 was due to weaker performance at nine of our ten market clusters and included a $1.1 million decrease at our Miami-Ft. Lauderdale market cluster, a $0.6 million decrease at our Las Vegas market cluster, and a $0.5 million decrease at our Greenville-New Bern-Jacksonville market cluster. These decreases were partially offset by a $0.4 million increase due to improved performance at our Philadelphia market cluster. In addition, net revenue during the six months ended June 30, 2006 includes an aggregate $0.9 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $0.1 million decrease in cost of services during the six months ended June 30, 2006 was primarily due to a $1.1 million decrease at our Miami-Ft. Lauderdale market cluster due to a decrease in promotional expenses related to certain events and decreased contractual costs related to the termination of certain on-air personalities. This decrease was partially offset by a $0.9 million increase at our Las Vegas market cluster due to increased programming and promotional expenses.

Selling, General and Administrative Expenses. The $2.2 million decrease in selling, general and administrative expenses during the six months ended June 30, 2006 was primarily due to the absence of $1.4 million of employee separation costs at our Philadelphia market cluster incurred in 2005 and decreased sales commissions, as a result of the decrease in net revenue at our market clusters.

Stock-Based Compensation. We recorded $0.8 million of stock-based compensation expense during the six months ended June 30, 2006 related to grants of restricted stock to certain employees and our directors. We also recorded $0.2 million of stock-based compensation during the six months ended June 30, 2006 related to previous grants of stock options.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. As of August 4, 2006, we have repurchased $4.8 million of our Class A common stock.

Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and six months ended June 30, 2006, we paid $1.5 million and $3.0 million for cash dividends, respectively. On May 26, 2006, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend was paid on July 20, 2006, to stockholders of record on June 30, 2006.

On August 7, 2006, we acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of certain assets in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings under our credit facility.

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

As of June 30, 2006, we held $13.0 million in cash and cash equivalents and had $79.0 million in remaining commitments available under our credit facility; however, as of August 7, 2006, after completion of the acquisition of KDWN-AM in Las Vegas, NV, our maximum total leverage covenant would have limited additional borrowings to $37.1 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2005 and 2006 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six Months Ended June 30,
	2005	2006
Net cash provided by operating activities	$5,660,436	$8,201,247
Net cash used in investing activities	(498,082)	(2,180,993)
Net cash used in financing activities	(7,213,308)	(9,249,730)

Net decrease in cash and cash equivalents	$(2,050,954)	$(3,229,476)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by 44.9% during the six months ended June 30, 2006 compared to the same period in 2005 primarily due to a $1.9 million increase in cash receipts from the sale of advertising airtime and a $1.8 million decrease in cash paid for estimated income taxes. These increases were partially offset by a $1.1 million increase in cash paid for station operating expenses during 2006.

Net Cash Used In Investing Activities. Net cash used in investing activities in the six months ended June 30, 2006 was primarily due to cash payments for capital expenditures of $2.1 million. Net cash used in investing activities for the same period in 2005 was primarily due to cash payments for capital expenditures of $1.2 million, which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA.

Net Cash Used In Financing Activities. Net cash used in financing activities in the six months ended June 30, 2006 was primarily due to voluntary repayments of $4.0 million of borrowings under our credit facility, cash dividends of $3.0 million and $2.0 million for repurchases of our Class A common stock. Net cash used in financing activities in the same period in 2005 was primarily due to scheduled repayments of $1.9 million and voluntary repayments of $5.0 million of borrowings under our credit facility.

Credit Facility. Our credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 6.3305% as of December 31, 2005 and June 30, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $140.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of June 30, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving Credit Loan	Term Loan	Total Credit Facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	40,375,000	76,000,000	116,375,000

Total	$40,375,000	$100,000,000	$140,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and six months ended June 30, 2006, our unused commitment fee was approximately $73,000 and $145,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of June 30, 2006, our consolidated total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash interest expense, cash tax expense, capital expenditures, agency and commitment fees and scheduled principal repayments.

As of June 30, 2006, we were in compliance with all applicable financial covenants. As of June 30, 2006, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 4.35 times consolidated operating cash flow, our interest coverage ratio was 4.67 times interest expense, and our fixed charge coverage ratio was 1.51 times fixed charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2006, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.4 million and our net income would decrease by $0.8 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2006, we are a party to two interest rate swap agreements with a $25.0 million aggregate notional amount. These agreements expire in August 2006. As of June 30, 2006, the fair value of these agreements was a current asset of $0.1 million.

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

As of June 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2006	19,825	$10.82	19,200	$21,514,592
May 1 – 31, 2006	38,600	7.63	38,600	24,942,006
June 1 – 30, 2006	44,000	6.93	44,000	24,635,974

Total	102,425

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. During April, 625 shares of our Class A common stock were surrendered to us to fund withholding taxes payable in connection with the vesting of restricted stock under our 2000 Equity Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 24, 2006. At the meeting our stockholders voted on the election of our directors. The results of that vote were as follows:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	168,209,670	733,898	—
Bruce G. Beasley	168,208,211	735,357	—
Caroline Beasley	167,966,407	977,161	—
Brian E. Beasley	168,208,211	735,357	—
Joe B. Cox	168,456,663	486,905	—
Allen B. Shaw	168,220,036	723,532	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	7,311,377	244,001	—
Herbert W. McCord	7,311,377	244,001	—

ITEM 5. OTHER INFORMATION.

As described in Part I, Item 2 of this report, on August 7, 2006, we incurred $16.0 million of additional indebtedness under the revolving credit loan portion of our credit facility in connection with our acquisition of the assets of KDWN-AM in Las Vegas, NV. Such borrowings are subject to the terms and conditions of our credit facility, which are described in Part I, Item 2 of this report under the caption “Liquidity and Capital Resources—Credit Facility.”

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 8, 2006	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 8, 2006	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)