Form 10-Q
period 2006-09-30
BEASLEY BROADCAST GROUP INC
filed 2006-11-02
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Class A Common Stock, $.001 par value, 7,592,579 Shares Outstanding as of October 30, 2006

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of October 30, 2006

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,278,951	$12,632,382
Accounts receivable, less allowance for doubtful accounts of $489,769 in 2005 and $287,895 in 2006	21,631,643	21,196,045
Trade sales receivable	945,106	957,472
Other receivables	483,602	537,137
Prepaid expenses	2,370,202	2,936,057
Derivative financial instruments	971,864	—
Deferred tax assets	453,897	771,595

Total current assets	43,135,265	39,030,688
Notes receivable from related parties	4,254,350	4,128,506
Property and equipment, net	19,007,810	24,980,285
FCC broadcasting licenses	199,661,298	206,324,298
Goodwill	10,128,224	19,767,426
Investments	1,044,128	1,062,171
Other assets	3,585,921	3,580,380

Total assets	$280,816,996	$298,873,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$—	$2,500,000
Accounts payable	1,770,129	2,027,473
Accrued expenses	8,100,733	9,668,552
Trade sales payable	862,882	838,609

Total current liabilities	10,733,744	15,034,634
Long-term debt	144,375,000	153,875,000
Deferred tax liabilities	37,709,914	41,496,715
Other long-term liabilities	—	1,150,751

Total liabilities	192,818,658	211,557,100
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,834,864 and 8,350,340 issued in 2005 and 2006, respectively	7,835	8,350
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2005 and 2006	16,712	16,712
Additional paid-in capital	110,595,394	109,391,323
Accumulated deficit	(18,477,748)	(15,799,616)
Accumulated other comprehensive income	1,081,431	372,371
Unearned compensation	(2,736,988)	—
Treasury stock, 174,976 and 684,461 shares in 2005 and 2006, respectively	(2,488,298)	(6,672,486)

Stockholders' equity	87,998,338	87,316,654

Total liabilities and stockholders' equity	$280,816,996	$298,873,754

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,
	2005	2006
Net revenue	$32,051,349	$31,056,757

Costs and expenses:
Cost of services (including stock-based compensation of $3,309 in 2006 and excluding depreciation and amortization shown separately below)	9,995,258	10,824,115
Selling, general and administrative (including stock-based compensation of $46,735 in 2005 and $73,194 in 2006)	10,900,312	10,804,085
Corporate general and administrative (including stock-based compensation of $760,402 in 2005 and $555,086 in 2006)	2,570,497	2,297,060
Depreciation and amortization	705,351	708,863

Total costs and expenses	24,171,418	24,634,123
Operating income	7,879,931	6,422,634
Other income (expense):
Interest expense	(1,779,972)	(2,576,050)
Other non-operating expenses	(413)	(33,236)
Interest income	122,217	142,132

Income before income taxes	6,221,763	3,955,480
Income tax expense	2,463,818	1,590,171

Net income	$3,757,945	$2,365,309

Basic net income per share	$0.16	$0.10

Diluted net income per share	$0.15	$0.10

Basic common shares outstanding	24,199,515	23,843,630

Diluted common shares outstanding	24,291,056	23,907,978

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended September 30,
	2005	2006
Net revenue	$93,699,011	$90,341,576

Costs and expenses:
Cost of services (including stock-based compensation of $7,150 in 2006 and excluding depreciation and amortization shown separately below)	30,729,669	31,494,046
Selling, general and administrative (including stock-based compensation of $46,735 in 2005 and $166,120 in 2006)	34,369,913	32,154,350
Corporate general and administrative (including stock-based compensation of $760,402 in 2005 and $1,381,889 in 2006)	6,037,530	6,604,417
Depreciation and amortization	2,171,465	2,071,815
Asset purchase agreement termination costs	141,449	—

Total costs and expenses	73,450,026	72,324,628
Operating income	20,248,985	18,016,948
Other income (expense):
Interest expense	(5,564,008)	(6,344,977)
Other non-operating expenses	(85,370)	(58,704)
Interest income	376,657	376,911
Other non-operating income	211,267	32,699

Income before income taxes	15,187,531	12,022,877
Income tax expense	6,014,262	4,857,242

Net income	$9,173,269	$7,165,635

Basic and diluted net income per share	$0.38	$0.30

Basic common shares outstanding	24,223,549	24,000,995

Diluted common shares outstanding	24,356,335	24,180,408

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,
	2005	2006
Net income	$3,757,945	$2,365,309

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $107,364 in 2005 and income tax benefit of $47,631 in 2006)	170,636	(75,702)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $9,504 in 2005 and income tax benefit of $57,455 in 2006)	15,106	(91,316)

Other comprehensive income (loss)	185,742	(167,018)

Comprehensive income	$3,943,687	$2,198,291

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
	2005	2006
Net income	$9,173,269	$7,165,635

Other comprehensive loss:
Unrealized loss on available-for-sale investments (net of income tax benefit of $903,706 in 2005 and $70,803 in 2006)	(1,436,294)	(112,530)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $72,011 in 2005 and income tax benefit of $375,334 in 2006)	114,451	(596,530)

Other comprehensive loss	(1,321,843)	(709,060)

Comprehensive income	$7,851,426	$6,456,575

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$9,173,269	$7,165,635
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(239,068)	(129,372)
Stock-based compensation	807,137	1,555,159
Depreciation and amortization	2,171,465	2,071,815
Asset purchase agreement termination costs	141,449	—
Amortization of loan fees	330,008	285,851
Gain on sale of property and equipment	(204,366)	—
Deferred income taxes	3,262,308	3,915,240
Change in operating assets and liabilities:
(Increase) decrease in receivables	(1,830,487)	382,063
Increase in prepaid expenses	(831,891)	(565,855)
Increase in other assets	(291,953)	(59,604)
Increase in payables and accrued expenses	1,561,575	1,850,871

Net cash provided by operating activities	14,049,446	16,471,803

Cash flows from investing activities:
Capital expenditures	(1,935,542)	(3,293,301)
Payments for acquisition of radio station	—	(21,997,000)
Proceeds from sale of property and equipment	620,000	2,176,275
Payments for investments	(1,375)	(201,376)
Payments from related parties	117,607	125,844

Net cash used in investing activities	(1,199,310)	(23,189,558)

Cash flows from financing activities:
Borrowings from credit facility	—	16,000,000
Principal repayments to credit facility	(10,750,000)	(4,000,000)
Payments of loan fees	(232,500)	(209,688)
Cash dividends paid	—	(4,513,211)
Payments for treasury stock	(990,118)	(4,184,188)
Proceeds from exercise of employee stock options	24,750	—
Tax shortfall from vesting of restricted stock	—	(21,727)

Net cash provided by (used in) financing activities	(11,947,868)	3,071,186

Net increase (decrease) in cash and cash equivalents	902,268	(3,646,569)
Cash and cash equivalents at beginning of period	14,850,440	16,278,951

Cash and cash equivalents at end of period	$15,752,708	$12,632,382

Cash paid for interest	$5,291,076	$6,158,702

Cash paid for income taxes	$4,167,545	$1,401,981

Supplement disclosure of non-cash operating, investing and financing activities:
Trade sales revenue	$3,503,169	$2,794,210

Trade sales expense	$3,264,101	$2,664,838

Property and equipment acquired through placement of advertising air time	$52,172	$92,733

Issuance of restricted stock to employees	$3,846,650	$—

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

Results of the third quarter of 2006 are not necessarily indicative of results for the full year.

(2) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has not completed its evaluation of the impact of the adoption of SAB 108.

(3) Stock-Based Compensation

As of September 30, 2006, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) permits the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 4.0 million shares of Class A common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant; those stock option awards generally vest based on three to five years of service and have 10-year contractual terms. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Restricted stock awards generally vest based on three to five years of service.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$3,757,945	$9,173,269
Add stock-based compensation expense included in reported net income (net of income tax benefit of $311,716 for the three and nine months ended September 30, 2005)	495,421	495,421
Deduct stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $367,836 and $503,939 for the three and nine months ended September 30, 2005, respectively)	(584,615)	(800,928)

Net income, pro-forma	$3,668,751	$8,867,762

Net income per share:
Basic and diluted
Basic – as reported	$0.16	$0.38

Diluted – as reported	$0.15	$0.38

Basic – pro-forma	$0.15	$0.37

Diluted – pro-forma	$0.15	$0.36

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility was based on implied and historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect for the contractual term at the time of grant. No stock option awards were granted during the three months ended September 30, 2005 or the three and nine months ended September 30, 2006.

Nine months ended September 30, 2005
Expected volatility	57%
Expected dividends	—
Expected term (in years)	7
Risk-free interest rate	4.24%

A summary of stock option activity under the Plan as of September 30, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2006	2,640,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of September 30, 2006	2,640,584	$15.22	3.7	—

Exercisable as of September 30, 2006	2,388,793	$15.30	3.6	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

A summary of restricted stock activity under the Plan as of September 30, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2006	696,809	$9.65
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2006	696,809	$9.65

As of September 30, 2006, there was $5.4 million of total unrecognized compensation cost related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

(4) Completed and Pending Acquisitions

On August 7, 2006, the Company acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of the Company’s radio towers located in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings from its credit facility. The sale of the Company’s radio towers located in West Palm Beach-Boca Raton, FL (see note 7) and the purchase of certain assets acquired with KDWN-AM were completed as a like-kind exchange under Section 1031 of the Internal Revenue Code. The operations of KDWN-AM have been included in the Company’s results of operations since its acquisition date.

The acquisition is summarized as follows:

Land	$5,000,000
Other property and equipment	661,562
FCC broadcasting license	6,663,000
Goodwill	9,639,202
Other	33,236

Payments for acquisition of radio station	21,997,000

On October 1, 2006, the Company entered into a definitive asset purchase agreement to acquire WJBR-FM in Wilmington, DE for approximately $42.0 million. In lieu of a cash deposit, the Company issued a letter of credit for $1.75 million which will expire on March 15, 2007. The seller may only draw against the letter of credit in the event the Company breaches certain provisions in the asset purchase agreement. The Company expects to complete this acquisition during the first quarter of 2007 however; it is subject to certain conditions, including FCC approval. The Company intends to finance this acquisition with borrowings under its existing credit facility. The Company began operating WJBR-FM under a local marketing agreement (“LMA”) on October 1, 2006. The Company

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

will include revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA which is expected to expire upon completion of the acquisition.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	September 30,
	2005	2006
Credit facility:
Revolving credit loan	$—	$56,375,000
Term loan	144,375,000	100,000,000

	144,375,000	156,375,000
Less current installments	—	(2,500,000)

	$144,375,000	$153,875,000

As of September 30, 2006, the credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. On October 1, 2006, in connection with the agreement to acquire WJBR-FM in Wilmington, DE, the Company issued a letter of credit for $1.75 million which will expire on March 15, 2007 (see note 4). At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 6.625% as of December 31, 2005 and September 30, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2006, the Company had $63.0 million in remaining commitments available under its credit facility; however, as of September 30, 2006, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $27.8 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $156.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of September 30, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	56,375,000	76,000,000	132,375,000

Total	$56,375,000	$100,000,000	$156,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

September 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of September 30, 2006, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, dividends, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of September 30, 2006, management of the Company believed it was in compliance with applicable financial covenants.

(6) Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(7) Related Party Transactions

On August 4, 2006, the Company sold its radio towers located in West Palm Beach-Boca Raton, FL for approximately $2.2 million to Beasley Family Towers, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, and deferred a gain on sale of $1.1 million. The gain is reported in other long-term liabilities in the accompanying balance sheet as of September 30, 2006. On August 4, 2006, the Company entered into an agreement to lease the sold radio towers in West Palm Beach-Boca Raton, FL back from Beasley Family Towers, Inc. However, as part of the negotiated sales price which was established in connection with an independent appraisal, the Company will not pay rent during the five-year term of this agreement, which expires on August 4, 2011. The gain on sale will be recognized as rental expense is incurred under future lease agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

General

We currently own and operate 42 radio stations in the following ten markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA. In addition, we currently operate one radio station under a local marketing agreement in Wilmington, DE (see “Recent Developments” below). We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On October 1, 2006, we entered into a definitive asset purchase agreement to acquire WJBR-FM in Wilmington, DE for approximately $42.0 million. In lieu of a cash deposit, we issued a letter of credit for $1.75 million which will expire on March 15, 2007. The seller may only draw against the letter of credit in the event we breach certain provisions in the asset purchase agreement. We expect to complete this acquisition during the first quarter of 2007 however; it is subject to certain conditions, including FCC approval. We intend to finance this acquisition with borrowings under our existing credit facility. We began operating WJBR-FM under a local marketing agreement (“LMA”) on October 1, 2006. We will include revenues earned and expenses incurred, including the associated fee, under the LMA in our results of operations during the term of the LMA, which is expected to expire upon completion of the acquisition. The transaction is being structured as a “reverse” like-kind exchange in which we will assign our rights under the asset purchase agreement to a qualified intermediary in accordance with Section 1031 of the Internal Revenue Code. However, no assurance can be given that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code.

On August 7, 2006, we acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of our radio towers located in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings from our credit facility. The sale of our radio towers located in West Palm Beach-Boca Raton, FL (see below) and the purchase of certain assets acquired with KDWN-AM were completed as a like-kind exchange under Section 1031 of the Internal Revenue Code. The operations of KDWN-AM have been included in our results of operations since its acquisition date.

On August 4, 2006, we sold our radio towers located in West Palm Beach-Boca Raton, FL for approximately $2.2 million to Beasley Family Towers, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, and deferred a gain on sale of $1.1 million. We obtained an appraisal from an independent appraisal company to estimate the fair value of the sold assets. On August 4, 2006, we entered into an agreement to lease the sold radio towers in West Palm Beach-Boca Raton, FL back from Beasley Family Towers, Inc. However, as part of the negotiated sales price which was established in connection with the independent appraisal, we will not pay rent during the five-year term of this agreement, which will expire on August 4, 2011. The gain on sale will be recognized as rental expense is incurred under future lease agreements. These transactions were approved by the Audit Committee.

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

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Trade sales revenue	$1,032,575	$1,202,757	$3,503,169	$2,794,210
Trade sales expenses	$759,208	$951,530	$3,264,101	$2,664,838

Operating Costs and Expenses. Our operating costs and expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation and other expenses, incurred at our corporate offices, and (4) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the nine months ended September 30, 2006. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed our evaluation of the impact of the adoption of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have not completed our evaluation of the impact of the adoption of SAB 108.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2005	2006	$	%
Net revenue	$32,051,349	$31,056,757	$(994,592)	(3.1)%
Cost of services	9,995,258	10,824,115	828,857	8.3
Selling, general and administrative expenses	10,900,312	10,804,085	(96,227)	(0.9)
Corporate general and administrative expenses	2,570,497	2,297,060	(273,437)	(10.6)

Net Revenue. The $1.0 million decrease in net revenue during the three months ended September 30, 2006 included a $1.1 million decrease at our Miami-Ft. Lauderdale market cluster and a $0.6 million decrease at our Philadelphia market cluster due to weaker performance in those clusters. These decreases were partially offset by a $0.4 million increase at our Las Vegas market cluster primarily due to a format change at one of our radio stations during the third quarter of 2005 and a $0.4 million increase at our Augusta market cluster due to improved performance in that cluster.

Cost of Services. The $0.8 million increase in cost of services during the three months ended September 30, 2006 was primarily due to a $0.6 million increase at our Las Vegas market cluster due to an increase in programming and promotional expenses including additional expenses related to KDWN-AM, which was acquired during the third quarter of 2006.

Selling, General and Administrative Expenses. The $0.1 million decrease in selling, general and administrative expenses during the three months ended September 30, 2006 was primarily due to a $0.3 million decrease at our Miami-Ft. Lauderdale market cluster due to decreased sales commissions, as a result of the decrease in net revenue in that cluster. This decrease was partially offset by a $0.4 million increase at our Las Vegas market cluster due to increased sales commissions as a result of the increase in net revenue in that cluster and additional expenses related to KDWN-AM, which was acquired during the third quarter of 2006.

Corporate General and Administrative Expenses. The $0.3 million decrease in corporate general and administrative expenses during the three months ended September 30, 2006 was primarily due to a $0.2 million decrease in stock-based compensation expense.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2005	2006	$	%
Net revenue	$93,699,011	$90,341,576	$(3,357,435)	(3.6)%
Cost of services	30,729,669	31,494,046	764,377	2.5
Selling, general and administrative expenses	34,369,913	32,154,350	(2,215,563)	(6.4)
Corporate general and administrative expenses	6,037,530	6,604,417	566,887	9.4

Net Revenue. The $3.4 million decrease in net revenue during the nine months ended September 30, 2006 was due to weaker performance at nine of our ten market clusters and included a $2.2 million decrease at our Miami-Ft. Lauderdale market cluster and a $0.6 million decrease at our Greenville-New Bern-Jacksonville market cluster. In addition, net revenue during the nine months ended September 30, 2006 includes an aggregate $0.7 million decrease in trade sales revenue from our market clusters due to our efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $0.8 million increase in cost of services during the nine months ended September 30, 2006 was primarily due to a $1.5 million increase at our Las Vegas market cluster due to increased promotional expenses related to a format change at one of our radio stations in that market and additional expenses related to KDWN-AM, which was acquired during the third quarter of 2006. This increase was partially offset by $1.2 million decrease at our Miami-Ft. Lauderdale market cluster due to a decrease in promotional expenses related to certain events and decreased contractual costs related to the termination of certain on-air personalities.

Selling, General and Administrative Expenses. The $2.2 million decrease in selling, general and administrative expenses during the nine months ended September 30, 2006 was primarily due to the absence of $1.4 million of employee separation costs at our Philadelphia market cluster incurred in 2005 and decreased sales commissions, as a result of the overall decrease in net revenue at our market clusters.

Corporate General and Administrative Expenses. The $0.6 million increase in corporate general and administrative expenses during the nine months ended September 30, 2006 was primarily due a $0.6 million increase in stock-based compensation expense.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD RadioTM, and maintenance of our broadcasting equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases and cash dividends.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. As of October 30, 2006, we had repurchased $7.2 million of our Class A common stock.

Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and nine months ended September 30, 2006, we paid $1.5 million and $4.5 million for cash dividends, respectively. On September 8, 2006, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend was paid on October 20, 2006, to stockholders of record on September 29, 2006.

On August 7, 2006, we acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of our radio towers located in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings under our credit facility.

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

As of September 30, 2006, we held $12.6 million in cash and cash equivalents and had $63.0 million in remaining commitments available under our credit facility; however, as of June 30, 2006, our maximum total leverage covenant would have limited additional borrowings to $27.8 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2005 and 2006 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2005	2006
Net cash provided by operating activities	$14,049,446	$16,471,803
Net cash used in investing activities	(1,199,310)	(23,189,558)
Net cash provided by (used in) financing activities	(11,947,868)	3,071,186

Net increase (decrease) in cash and cash equivalents	$902,268	$(3,646,569)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $2.4 million during the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to a $2.8 million decrease in cash paid for income taxes during 2006 and a $0.9 million decrease in cash paid for station operating expenses. These decreases were partially offset by a $0.9 million increase in cash paid for interest and a $0.4 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2006 was primarily due to cash payments of $22.0 million for the acquisition of KDWN-AM in Las Vegas and cash payments for capital expenditures of $3.3 million, which were partially offset by cash proceeds of $2.2 million from the sale of radio towers in Boca Raton, FL. Net cash used in investing activities for the same period in 2005 was primarily due to cash payments for capital expenditures of $1.9 million, which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2006 was primarily due to additional borrowings of $16.0 million from our credit facility to partially finance the acquisition of KDWN-AM in Las Vegas, which were partially offset by voluntary repayments of $4.0 million of borrowings under our credit facility, cash dividends of $4.5 million, and $4.2 million for repurchases of our Class A common stock. Net cash used in financing activities in the same period in 2005 was primarily due to scheduled repayments of $3.7 million and voluntary repayments of $7.0 million of borrowings under our credit facility and $1.0 million for purchases of our Class A common stock.

Credit Facility. Our credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. On October 1, 2006, in connection with the agreement to acquire WJBR-FM in Wilmington, DE, we issued a letter of credit for $1.75 million which will expire on March 15, 2007. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 6.625% as of December 31, 2005 and September 30, 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $156.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

As of September 30, 2006, the scheduled repayments of the credit facility for the remainder of fiscal 2006 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2006	$—	$—	$—
2007	—	3,750,000	3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
Thereafter	56,375,000	76,000,000	132,375,000

Total	$56,375,000	$100,000,000	$156,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and nine months ended September 30, 2006, our unused commitment fee was approximately $65,000 and $0.2 million, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2006, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of September 30, 2006, our consolidated total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2006 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

•	Minimum Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of our consolidated cash interest expense for such four quarter period.

•	Minimum Fixed Charge Ratio. Our consolidated operating cash flow for any four consecutive quarters must not be less than 1.1 times the amount of our consolidated fixed charges for such four quarter period. Fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, dividends, and agency and commitment fees.

As of September 30, 2006, we were in compliance with all applicable financial covenants. As of September 30, 2006, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 5.09 times consolidated operating cash flow, our interest coverage ratio was 3.97 times interest expense, and our fixed charge coverage ratio was 1.43 times fixed charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2006, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.6 million and our net income would decrease by $1.0 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

As of September 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2006	40,000	$6.97	40,000	$24,356,107
August 1 – 31, 2006	198,643	6.68	198,643	23,023,343
September 1 – 30, 2006	78,200	7.21	78,200	22,457,221

Total	316,843

(1) On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Asset purchase agreement for radio station WJBR-FM in Wilmington, Delaware dated October 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 1, 2006	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief
Executive Officer

Dated: November 1, 2006	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)