Form 10-K
period 2006-12-31
BEASLEY BROADCAST GROUP INC
filed 2007-03-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐                            Accelerated filer  ☐                            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $46,543,000 based on the number of shares outstanding as of such date and the closing price of $7.00 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 7,327,512 Shares Outstanding as of March 5, 2007

Class B Common Stock, $.001 par value 16,712,743 Shares Outstanding as of March 5, 2007

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2007.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2006

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 43 radio stations in the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC and Augusta, GA.

Recent Developments

On February 1, 2007, we acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under our credit facility. We began operating WJBR-FM under a local marketing agreement (“LMA”) with NextMedia Group, Inc. on October 1, 2006. We have included revenues earned and expenses incurred, including the associated fee, under the LMA in our results of operations during the term of the LMA, which expired upon completion of this acquisition. The transaction was structured as a “reverse” like-kind exchange in which we assigned our rights under the asset purchase agreement to a qualified intermediary in accordance with Section 1031 of the Internal Revenue Code. However, no assurance can be given that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code or that we will achieve any tax-savings as a result of this structure. On February 1, 2007, we began operating WJBR-FM under a local marketing agreement with the qualified intermediary. We will include revenues earned and expenses incurred, including the associated fee, under the LMA in our results of operations during the term of the LMA, which will expire upon the transfer of WJBR-FM from the qualified intermediary back to us no later than July 31, 2007.

On December 12, 2006, we entered into a definitive asset purchase agreement to acquire KBET-AM in Las Vegas, NV for $2.5 million. We expect to complete this acquisition during the first quarter of 2007 however; it is subject to certain conditions, including FCC approval. We intend to finance this acquisition with cash on hand.

Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations including WJBR-FM which we currently operate under a local marketing agreement in Wilmington, DE.

Market/Radio Station	2006 Radio Market Revenue Rank	Year Acquired	Format	2006 Market Revenue Growth	2006 Beasley Broadcast Group, Inc.’s Market Revenue Rank
Atlanta, GA	6			N/A	N/A
WAEC-AM		2000	Religious
WWWE-AM		2000	Hispanic
Boston, MA	9			N/A	N/A
WRCA-AM		2000	Foreign Language
Philadelphia, PA	10			(4.2)%	5
WRDW-FM		1997	Rhythmic CHR
WTMR-AM		1998	Religious
WWDB-AM		1986	Financial
WXTU-FM		1983	Country

Market/Radio Station	2006 Radio Market Revenue Rank	Year Acquired	Format	2006 Market Revenue Growth	2006 Beasley Broadcast Group, Inc.’s Market Revenue Rank
Miami-Ft. Lauderdale, FL	11			3.9%	5
WHSR-AM		2000	Foreign Language
WKIS-FM		1996	Country
WPOW-FM		1986	Rhythmic CHR
WQAM-AM		1996	Sports/Talk
WWNN-AM		2000	Health
Las Vegas, NV	30			10.2%	3
KCYE-FM		2001	Country
KDWN-AM		2006	News/Talk
KKLZ-FM		2001	Classic Rock
KSTJ-FM		2001	AC
West Palm Beach-Boca Raton, FL	42			N/A	N/A
WSBR-AM		2000	Financial
Ft. Myers-Naples, FL	56			8.4%	1
WJBX-FM		1998	Alternative Rock
WJPT-FM		1998	Adult Standards
WRXK-FM		1986	Classic Rock
WWCN-AM		1987	Sports/Talk
WXKB-FM		1995	Adult CHR
Wilmington, DE	81			N/A	N/A
WJBR-FM		2007	AC
Greenville-New Bern- Jacksonville, NC	90			(6.5)%	1
WIKS-FM		1996	Urban AC
WMGV-FM		1996	AC
WNCT-AM		1996	Hispanic
WNCT-FM		1996	Oldies
WSFL-FM		1991	Classic Rock
WXNR-FM		1996	Alternative Rock
Fayetteville, NC	106			2.2%	1
WAZZ-AM		1997	Adult Standards
WFLB-FM		1996	Classic Hits
WKML-FM		1983	Country
WTEL-AM		1997	Religious
WUKS-FM		1997	Urban AC
WZFX-FM		1997	Urban
Augusta, GA	132			15.6%	2
WCHZ-FM		1997	Active Rock
WDRR-FM		1992	Classic Hits
WGAC-AM		1993	News/Talk
WGAC-FM		2000	News/Talk
WGUS-AM		2003	Southern Gospel
WGUS-FM		1994	Southern Gospel
WHHD-FM		2001	Adult CHR
WKXC-FM		2001	Country
WRDW-AM		2000	News/Sports/Talk

For our radio station portfolio, we derived:

•

the 2006 radio market revenue rank from BIA Financial Network, Inc. The radio market revenue rank reflects the size of the radio market compared to other radio markets in the United States when measured by the amount of revenue derived by all of the radio stations in each market.

•

the 2006 market revenue growth from Miller, Kaplan, Arase & Co. (December 2006 ed.). The market revenue growth reflects the change in the size of the radio market from 2005 to 2006 when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston, West Palm Beach-Boca Raton, and Wilmington therefore the reports containing this information for these markets were not available to us.

•

our 2006 market revenue rank from Miller, Kaplan, Arase & Co. (December 2006 ed.). Our market revenue rank reflects the size of our share of the radio market compared to other owners in the radio market when measured by the amount of revenue derived by all of the radio stations in that market. We do not subscribe to Miller, Kaplan, Arase & Co. for Atlanta, Boston, West Palm Beach-Boca Raton, and Wilmington therefore the reports containing this information for these markets were not available to us.

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

Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, over-the-air and cable television, outdoor advertising and direct mail. The radio broadcasting industry also competes with other media technologies such as satellite-delivered digital audio radio services, audio programming offered by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other wireless digital audio delivery services as well as low-power FM radio, which has resulted in new noncommercial FM stations serving small, localized areas. Historically, the radio broadcasting industry has grown despite the introduction of competing technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audiotapes, personal digital audio devices and compact discs. There can be no assurances, however, that this historical growth will continue or that the development or introduction in the future of any existing or new media technology will not have an adverse effect on the radio broadcasting industry.

The FCC selected the In-Band On-ChannelTM as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD RadioTM .” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services. HD RadioTM technology permits a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. Under Special Temporary Authority, the FCC has authorized use of HD RadioTM digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only. The final digital radio rules remain under consideration by the FCC.

We currently utilize HD RadioTM digital technology on a number of our stations and plan to install this technology on most of our other stations over the next few years. In addition to committing to the use of this technology, we also hold an equity interest in iBiquity. We are also a member of the HD Digital Radio Alliance Association, which has been formed to promote and develop HD RadioTM and its digital multicast operations.

We cannot predict what other new competitive services or other regulatory matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these services, proposals or changes might have on our business.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 28, 2007, we had a staff of 549 full-time employees and 199 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulation of, among other things, program and advertising content including determination of indecency standards, technical operations and business and employment practices. This regulatory regime is administered by the Federal Communications Commission, or FCC, which regulates radio station ownership, operation and transfer. Among other things, the FCC:

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be material. We currently operate WRDW-AM on 1630 kHz in the expanded AM band. Current FCC requirements call for surrender of either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, GA. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses.

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

The following table sets forth the market served (the FCC-designated city of license may differ), call letters, FCC license classification, frequency, power and FCC license expiration date of each of the radio stations that we own including both the existing band license for WGUS-AM and the expanded band license for WRDW-AM in Augusta, GA and the license for WJBR-FM which we currently operate under a local marketing agreement in

Wilmington, DE. In many cases, our licenses are held by wholly-owned indirect subsidiaries. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power is shown, where applicable. For FM radio stations, the maximum effective radiated power in the main lobe is given.

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012

Boston, MA	WRCA-AM	B	1330 kHz	5	04/01/2014

Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2014
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2014
	WWDB-AM	D	860 kHz	10	08/01/2014
	WXTU-FM	B	92.5 MHz	15.5	08/01/2014

Miami-Ft. Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2004
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012

Las Vegas, NV	KCYE-FM	C	104.3 MHz	24.5	10/01/2005
	KDWN-AM	B	720 kHz	50	10/01/2013
	KKLZ-FM	C	96.3 MHz	100	10/01/2013
	KSTJ-FM	C	102.7 MHz	96	10/01/2013

West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012

Ft. Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012

Wilmington, DE	WJBR-FM	B	99.5 MHz	50	08/01/2014

Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	50 day/10 night	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011

Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WGUS-FM	A	102.7 MHz	3	12/01/2011
	WHHD-FM	C3	98.3 MHz	11.5	12/01/2011
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. We timely-filed a renewal application in October 2003. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending.

KCYE-FM’s license has not yet been renewed. We timely-filed a renewal application in June 2005. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do not anticipate non-renewal.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been enacted that substantially increases the monetary penalties for broadcasting indecent programming. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. One of our radio stations was issued a notice of apparent liability for a monetary forfeiture for indecency violations, and is currently subject to an enforcement inquiry with respect to alleged indecency violations, and that radio station as well as others of our radio stations are currently subject to separate enforcement inquiries with respect to alleged indecency violations. See FCC Licenses above.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including members of the public, may file petitions to deny or other objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days in the normal course to set aside the grant on its own motion. The Communications Act permits certain court appeals of a contested grant as well.

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

The FCC has also adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include newspapers, magazines, network, satellite and cable television, outdoor advertising, direct mail, the internet and satellite radio.

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

WQAM’s license has not yet been renewed. We timely-filed a renewal application in October 2003. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2006, we had long-term debt of $154.4 million and stockholders’ equity of $87.6 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

As of February 28, 2007, we had $23.0 million in remaining commitments available under our credit facility; however, as of February 28, 2007 our maximum total leverage covenant would have limited additional borrowings to $12.9 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our credit facility. Moreover, we may need to modify or enter into a new credit facility to close on any future acquisitions that we may make. We also may seek to obtain other funding or additional financing in connection with any such acquisition of radio stations, the full or partial repayment of our outstanding debt and/or the payment of a dividend on our common stock. We cannot assure you that we will be able to obtain other funding, additional financing or the approvals, if necessary, for any of these transactions. Any additional borrowings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us.

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our net revenue. These radio stations contributed 49.2% of our net revenue during 2006. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 45.1% of our net revenue during 2006. Although the 2006 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 74 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock that Mr. Beasley beneficially owns represent 78.6% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions” and note 15 to the accompanying consolidated financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2007, we own or lease studio and office space for our radio stations in the following locations:

Location	Radio Station(s)	Owned/Leased
Atlanta, GA	WAEC-AM and WWWE-AM	Third party lease
Boston, MA	WRCA-AM	Third party lease
Philadelphia, PA	WRDW-FM, WWDB-AM and WXTU-FM	Third party lease
Camden, NJ	WTMR-AM	Owned
Miami, FL	WKIS-FM	Owned
	WPOW-FM and WQAM-AM	Third party lease
Las Vegas, NV	All of the radio stations in our Las Vegas, NV market cluster	Third party lease
Boca Raton, FL	WHSR-AM, WSBR-AM and WWNN-AM	Third party lease
Estero, FL	All of the radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Wilmington, DE	WJBR-FM	Third party lease
New Bern, NC	WIKS-FM, WMGV-FM, WSFL-FM and WXNR-FM	Owned
Greenville, NC	WNCT-AM and WNCT-FM	Owned
Fayetteville, NC	All of the radio stations in our Fayetteville, NC market cluster	Owned
Augusta, GA	All of the radio stations in our Augusta, GA market cluster	Owned

We lease the studio and office space in Estero, FL from George G. Beasley (our CEO). In addition, we currently lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

On February 13, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. On November 23, 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. On December 6, 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. On August 15, 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending.

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

Fiscal 2006	High	Low
First Quarter	$14.24	$10.11
Second Quarter	12.10	6.38
Third Quarter	7.40	6.23
Fourth Quarter	9.59	6.77

Fiscal 2005
First Quarter	$18.29	$15.57
Second Quarter	17.96	14.10
Third Quarter	16.90	12.32
Fourth Quarter	15.59	12.83

Performance Graph

The following Comparative Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference. This Comparative Stock Performance Graph is being furnished with this Form 10-K and shall not otherwise be deemed filed under such acts.

The following graph compares the cumulative return, for the five-year period ending December 31, 2006, of our Class A common stock to the total cumulative return over the same period of the common stocks in (1) The NASDAQ Composite Index and (2) The NASDAQ Telecommunications Index, which is an index of telecommunications companies, including radio and television broadcasting companies and point-to-point communications services companies. The comparison assumes $100 was invested on December 29, 2001 in our Class A common stock and in each of the comparison groups, with dividends, if any, reinvested.

	12/29/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Beasley Broadcast Group	$100.00	$91.93	$127.13	$134.74	$103.84	$73.56
NASDAQ Composite Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
NASDAQ Telecommunications Index	$100.00	$45.97	$77.58	$83.78	$77.74	$99.32

We cannot assure you that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predictions as to future stock performance.

Stockholders

As of February 28, 2007, the number of beneficial holders of our Class A common stock was approximately 750. As of February 28, 2007, the number of holders of our Class B common stock was 14.

Dividends

Our credit agreement permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. Our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock during each quarter in 2006. We paid $6.0 million for cash dividends during the year ended December 31, 2006. We did not pay any cash dividends in 2004 or 2005.

On December 1, 2006, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on January 19, 2007, to stockholders of record on December 29, 2006. We intend to continue to pay quarterly cash dividends in 2007 however our board of directors will review and declare all subsequent cash dividends at their discretion.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2006	77,300	$6.95	77,300	$21,917,876
November 1 – 30, 2006	80,000	7.05	80,000	21,351,395
December 1 – 31, 2006	77,500	8.15	77,500	20,717,710

Total	234,800

(1)	On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plan as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders 2000 Equity Plan	2,636,584	$15.22	566,791
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	2,636,584		566,791

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 from our audited consolidated financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2005 and 2006 and for the years ended 2004, 2005 and 2006 from our audited consolidated financial statements included in Item 8 of this report.

The comparability of the selected financial data shown below has been affected by recent acquisitions. You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands except per share data)
Operating Data:
Net revenue	$114,692	$114,482	$122,205	$124,294	$125,190
Operating income from continuing operations	$28,609	$27,067	$29,864	$25,098	$25,929
Income from continuing operations	$8,599	$12,504	$12,031	$10,705	$10,134
Net income (loss)	$(3,727)	$12,771	$12,031	$10,705	$10,134
Basic net income from continuing operations per share	$0.35	$0.52	$0.50	$0.44	$0.42
Diluted net income from continuing operations per share	$0.35	$0.51	$0.49	$0.44	$0.42
Basic net income (loss) per share	$(0.15)	$0.53	$0.50	$0.44	$0.42
Diluted net income (loss) per share	$(0.15)	$0.52	$0.49	$0.44	$0.42

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet:
Total assets	$282,091	$277,891	$286,300	$280,817	$297,968
Total long-term debt	196,359	169,987	158,987	144,375	154,375
Total stockholders’ equity	54,180	69,410	81,075	87,998	87,592

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 43 radio stations in the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC and Augusta, GA.

Over the past two years, we have experienced a more competitive environment in our markets and the radio broadcasting industry in general which has resulted in slower growth in our net revenues. We expect the more competitive environment to continue. In response to the slower growth in our net revenues we have focused on improving the operations at our radio stations through investment in programming, promotions and sales while continuing to monitor costs and expenses in other areas.

Recent Developments

On February 1, 2007, we acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under our credit facility. We began operating WJBR-FM under a local marketing agreement (“LMA”) with NextMedia Group, Inc. on October 1, 2006. We have included revenues earned and expenses incurred, including the associated fee, under the LMA in our results of operations during the term of the LMA, which expired upon completion of this acquisition. The transaction was structured as a “reverse” like-kind exchange in which we assigned our rights under the asset purchase agreement to a qualified intermediary in accordance with Section 1031 of the Internal Revenue Code. However, no assurance can be given that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code or that we will achieve any tax-savings as a result of this structure. On February 1, 2007, we began operating WJBR-FM under a local marketing agreement with the qualified intermediary. We will include revenues earned and expenses incurred, including the associated fee, under the LMA in our results of operations during the term of the LMA, which will expire upon the transfer of WJBR-FM from the qualified intermediary back to us no later than July 31, 2007.

On December 12, 2006, we entered into a definitive asset purchase agreement to acquire KBET-AM in Las Vegas, NV for $2.5 million. We expect to complete this acquisition during the first quarter of 2007 however; it is subject to certain conditions, including FCC approval. We intend to finance this acquisition with cash on hand.

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

	Year ended December 31,
	2004	2005	2006
Trade revenue	$6,264,681	$4,811,436	$4,161,965
Trade expenses	$5,703,114	$4,506,082	$3,916,789

Operating Costs and Expenses. Our operating costs and expenses consist primarily of (1) programming, engineering, and promotional expenses, reported as cost of services, and selling, general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation and other expenses, incurred at our corporate offices, and (3) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Impairment of FCC Broadcasting Licenses and Goodwill. We are required to estimate the fair value of our FCC broadcasting licenses and reporting units on at least an annual basis. We combine our FCC broadcasting licenses into single units of accounting based on our market clusters for impairment testing purposes. To assist in estimating the fair value of our FCC broadcasting licenses as of December 31, 2006, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. We used internally-generated estimates of future cash flows to determine the fair value of each reporting unit as of December 31, 2006. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2006. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Effective December 31, 2006, we adopted SAB 108 with no material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our results of operations or financial position.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following summary table presents a comparison of our results of operations for the years ended December 31, 2005 and 2006 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2005	2006	$	%
Net revenue	$124,293,932	$125,190,251	$896,319	0.7%
Cost of services	41,095,051	42,837,247	1,742,196	4.2
Selling, general and administrative expenses	45,005,086	44,393,566	(611,520)	(1.4)
LMA fees	—	491,135	491,135	—
Corporate general and administrative expenses	8,053,965	8,766,454	712,489	8.8
Interest expense	7,370,206	9,199,555	1,829,349	24.8

Net Revenue. The $0.9 million increase in net revenue during the year ended December 31, 2006 was partially due to the $1.7 million addition of net revenue from the local marketing agreement with WJBR-FM in Wilmington, DE. The increase in net revenue is also partially due to a $0.9 million increase at our Las Vegas market cluster primarily due to additional net revenue from KDWN-AM, which was acquired during the third quarter of 2006, and a $0.9 million increase at our Augusta market cluster due to improved performance in that cluster. These increases in net revenue were partially offset by a $2.1 million decrease at our Miami-Ft. Lauderdale market cluster and a $0.6 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters. In addition, net revenue during the year ended December 31, 2006 includes an aggregate $0.6 million decrease in trade sales revenue from our market clusters due to our efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $1.7 million increase in cost of services during the year ended December 31, 2006 was partially due to a $1.7 million increase in programming and promotional expenses related to a format change at one of our radio stations in our Las Vegas market cluster and additional expenses related to KDWN-AM. The increase in cost of services was also partially due to a $0.8 million increase at our Ft. Myers-Naples market cluster and a $0.5 million increase at our Philadelphia market cluster due to increased programming and promotional expenses. These increases in cost of services were partially offset by a $1.4 million decrease at our Miami-Ft. Lauderdale market cluster due to a decrease in promotional expenses related to certain events and decreased contractual costs related to the termination of certain on-air personalities.

Selling, General and Administrative Expenses. The $0.6 million decrease in selling, general and administrative expenses during the year ended December 31, 2006 was primarily due to the absence of $1.4 million of employee separation costs at our Philadelphia market cluster incurred in 2005. This decrease in selling, general and administrative expenses was partially offset by a $0.8 million increase at our Las Vegas market cluster primarily due to additional selling, general and administrative expenses related to KDWN-AM.

LMA fees. On October 1, 2006, we began operating WJBR-FM in Wilmington, DE under a local marketing agreement which expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.5 million in LMA fees under the local marketing agreement with WJBR-FM.

Corporate General and Administrative Expenses. The $0.7 million increase in corporate general and administrative expenses during the year ended December 31, 2006 was primarily due to a $1.0 million increase in stock-based compensation expense.

Interest Expense. The $1.8 million increase in interest expense during the year ended December 31, 2006 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced in 2006. The increase in interest expense is also partially due to additional borrowings from our credit facility to partially finance the acquisition of KDWN-AM in Las Vegas, NV and a general increase in interest rates.

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

	Year ended December 31,		Change
	2004	2005	$	%
Net revenue	$122,204,954	$124,293,932	$2,088,978	1.7%
Cost of services	40,382,608	41,095,051	712,443	1.8
Selling, general and administrative expenses	42,735,701	45,005,086	2,269,385	5.3
Corporate general and administrative expenses	6,384,047	8,053,965	1,669,918	26.1
Impairment loss	—	2,002,968	2,002,968	—

Net Revenue. The $2.1 million increase in net revenue during the year ended December 31, 2005 was primarily due to a $5.0 million increase at our Philadelphia market cluster and a $1.6 million increase at our Ft. Myers-Naples market cluster due to improved performance in those markets. These increases were partially offset by a $1.9 million decrease at our Miami-Ft. Lauderdale market cluster primarily due to the absence of revenue from broadcasting the Miami Dolphins football games, which contributed $2.2 million in 2004, a $1.3 million decrease at our Augusta market cluster as a result of increased competition in that market, and a $0.7 million decrease at our Las Vegas market cluster primarily due to a format change at one of our radio stations in that market during the fourth quarter. Net revenue during the year ended December 31, 2005 also includes an aggregate $1.5 million decrease in trade sales revenue from our market clusters due to our continued efforts to reduce the non-cash use of our available airtime. In addition, political advertising, which is included in the above net revenue amounts, contributed only $34,000 in 2005 compared to approximately $1.5 million in 2004.

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

Selling, General and Administrative Expenses. The $2.3 million increase in selling, general and administrative expenses during the year ended December 31, 2005 was primarily due to $1.4 million of employee separation costs at our Philadelphia market cluster and increased sales commissions incurred in connection with generating the increase in our net revenue.

Corporate General and Administrative Expenses. The $1.7 million increase in corporate general and administrative expenses during the year ended December 31, 2005 was primarily due to $1.1 million of stock-based compensation expense related to the grant of 267,500 shares of restricted stock on July 1, 2005. The increase was also due to increased cash compensation, professional fees and other costs associated with complying with regulations applicable to public companies.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. As of February 28, 2007, we had repurchased 1.0 million shares of our Class A common stock for an aggregate $9.6 million.

Our credit agreement also permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the year ended December 31, 2006, we paid $6.0 million for cash dividends. On December 1, 2006, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on January 19, 2007, to stockholders of record on December 29, 2006.

On February 1, 2007, we acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under our credit facility.

On August 7, 2006, we acquired the assets of KDWN-AM in Las Vegas, NV for $22.0 million. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of our radio towers located in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings under our credit facility.

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

As of December 31, 2006, we held $8.5 million in cash and cash equivalents and had $65.0 million in remaining commitments available under our credit facility; however, as of February 1, 2007, after completion of the acquisition of WJBR-FM in Wilmington, DE, our maximum total leverage covenant would have limited additional borrowings to $12.9 million. Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2004, 2005 and 2006 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,
	2004	2005	2006
Net cash provided by operating activities	$24,736,120	$20,467,028	$19,209,469
Net cash used in investing activities	(3,708,394)	(2,400,555)	(24,792,888)
Net cash used in financing activities	(13,907,032)	(16,637,962)	(2,149,188)

Net increase (decrease) in cash and cash equivalents	7,120,694	1,428,511	(7,732,607)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $1.3 million during the year ended December 31, 2006 compared to the same period in 2005 primarily due to a $1.9 million increase in cash paid for interest, a $1.7 million increase in cash paid for station operating expenses, a $0.8 million decrease in cash receipts from the sale of advertising airtime, and the addition of $0.5 million of LMA fees under a local marketing agreement with WJBR-FM. These decreases were partially offset by $3.4 million decrease in cash paid for income taxes during 2006.

Net cash provided by operating activities decreased by $4.3 million during the year ended December 31, 2005 compared to the same period in 2004 primarily due to a $4.1 million increase in cash paid for income taxes due to the exhaustion of our remaining federal and certain state net operating loss carryforwards in 2004, a $3.1 million increase in cash paid for station operating expenses and a $0.6 million increase in cash paid for corporate general and administrative expenses. This decrease was partially offset by a $3.3 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the year ended December 31, 2006 was primarily due to cash payments of $22.2 million for the acquisition of KDWN-AM in Las Vegas and cash payments for capital expenditures of $4.8 million, which were partially offset by cash proceeds of $2.2 million from the sale of radio towers in Boca Raton, FL. Net cash used in investing activities in 2005 was primarily due to cash payments for capital expenditures of $3.2 million; which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA. Net cash used in investing activities in 2004 was primarily due to cash payments for capital expenditures of $3.9 million primarily related to the construction of a new building for office and studio space in Augusta, GA to consolidate our operations in that market.

Net Cash Used In Financing Activities. Net cash used in financing activities in the year ended December 31, 2006 was primarily due to voluntary repayments of $6.0 million of borrowings under our credit facility, cash dividends of $6.0 million, and $5.9 million for repurchases of our Class A common stock which were partially offset by additional borrowings of $16.0 million from our credit facility to partially finance the acquisition of KDWN-AM in Las Vegas, NV. Net cash used in financing activities in 2005 was primarily due to scheduled repayments of $5.6 million and voluntary repayments of $9.0 million of borrowings under our credit facility and $1.9 million for purchases of our Class A common stock. Net cash used in financing activities in 2004 was primarily due to the payment of fees of $2.3 million associated with our new credit facility and $11.0 million of voluntary repayments of borrowings thereunder.

Credit Facility. Our credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. On October 1, 2006, in connection with the agreement to acquire WJBR-FM in Wilmington, DE, we issued a letter of credit for $1.75 million, which expired after completion of the acquisition of WJBR-FM on February 1, 2007. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% and 6.875% as of December 31, 2005 and 2006, respectively, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million after completion of the acquisition of WJBR-FM on February 1, 2007. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

The scheduled repayments of the credit facility for the next five years and thereafter, after completion of the acquisition of WJBR-FM on February 1, 2007, are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$3,750,000	$3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
2011	—	9,500,000	9,500,000
Thereafter	96,375,000	66,500,000	162,875,000

Total	$96,375,000	$100,000,000	$196,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the year ended December 31, 2006, our unused commitment fee was $0.3 million.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of December 31, 2006, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of December 31, 2006, our consolidated total debt must not have exceeded 6.0 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2007 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

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

As of December 31, 2006, we were in compliance with all applicable financial covenants. As of December 31, 2006, as calculated pursuant to the terms of our credit agreement which reflects the completion of the acquisition of WJBR-FM on February 1, 2007, our consolidated total debt ratio was 5.63 times consolidated operating cash flow, our interest coverage ratio was 3.92 times interest expense, and our fixed charge coverage ratio was 1.61 times fixed charges.

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

Contractual Obligations

As of December 31, 2006, our contractual obligations consist of the following:

	Payments due by period
Contractual Obligations	1 year	2-3 years	4-5 years	More than 5 years	Total
Long-Term Debt (1)	$3,750,000	$12,250,000	$17,500,000	$162,875,000	$196,375,000
Interest (2)	13,924,922	26,785,547	24,679,219	15,598,184	80,987,872
Operating Leases (3)	2,748,048	4,853,472	3,234,663	10,345,101	21,181,284
Purchase Obligations (4)	9,080,264	6,277,145	492,610	1,000,000	16,850,019

Total Contractual Obligations	$29,503,234	$50,166,164	$45,906,492	$189,818,285	$315,394,175

(1)	Long-term debt consists of the outstanding principal under our credit facility after completion of the acquisition of WJBR-FM on February 1, 2007.
(2)	Interest consists of estimated interest payments until maturity under our credit facility using the interest rate payable as of December 31, 2006.
(3)	Operating leases includes leases for office and studio space and towers.
(4)	Purchase obligations includes contracts for rating services, sports programming rights, consultants and on-air personalities not employed by us.

Related Party Transactions

On August 4, 2006, we sold our radio towers located in West Palm Beach-Boca Raton, FL for approximately $2.2 million to Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, and deferred a gain on sale of $1.1 million. We obtained an appraisal from an independent appraisal company to estimate the fair value of the sold assets. These radio towers were sold primarily to focus on our core business of acquiring, developing and operating radio stations. On August 4, 2006, we entered into an agreement to lease the sold radio towers in West Palm Beach-Boca Raton, FL back from BFT. However, as part of the negotiated sales price which was established in connection with the independent appraisal, we will not pay rent during the five-year term of this agreement, which will expire on August 4, 2011. The gain on sale will be recognized as rental expense is incurred under future lease agreements. These transactions were approved by the Audit Committee.

We leased office and studio space for three radio stations in Boca Raton, FL from BFT. The building was sold to a third party during the second quarter of 2006. For the years ended December 31, 2004, 2005 and 2006, related party rental expense was approximately $86,000, $90,000 and $46,000, respectively.

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. For the year ended December 31, 2004, 2005 and 2006, rental expense was approximately $32,000, $33,000 and $34,000, respectively. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

From time to time, we lease aircraft for business trips from Riviera Management, LLC, which is wholly-owned by George G. Beasley. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $91,000, $131,000 and $66,000, respectively. The lease rates are based on the operating cost incurred by Riviera Management, LLC therefore we believe that the lease rates are on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we sold most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2006, the aggregate outstanding balance of the notes receivable was $4.1 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2004, 2005 and 2006 interest income on the notes receivable from BFT was approximately $305,000, $294,000 and $283,000, respectively.

We lease radio towers for 21 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $527,000, $529,000 and $542,000, respectively.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $24,000, $25,000 and $26,000, respectively.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $118,000, $124,000 and $134,000, respectively.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $106,000, $111,000 and $119,000, respectively.

As of December 31, 2006, future minimum payments to related parties for the next five years and thereafter, which are included in the Contractual Obligations table above, are summarized as follows:

2007	$647,605
2008	655,233
2009	611,501
2010	513,841
2011	514,731
Thereafter	4,527,649

Total	$7,470,560

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of December 31, 2006, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.5 million and our net income would decrease by $0.9 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT A

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheet of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beasley Broadcast Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Crowe Chizek and Company LLC

March 5, 2007

Fort Lauderdale, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the two-year period ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 6, 2006

Tampa, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beasley Broadcast Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Beasley Broadcast Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beasley Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beasley Broadcast Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

March 5, 2007

Fort Lauderdale, Florida

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,278,951	$8,546,344
Accounts receivable, less allowance for doubtful accounts of $489,769 in 2005 and $312,200 in 2006	21,631,643	23,594,736
Trade sales receivable	945,106	1,079,507
Other receivables	483,602	941,597
Prepaid expenses	1,763,660	1,125,065
Derivative financial instruments	971,864	—
Deferred tax assets	453,897	787,755

Total current assets	42,528,723	36,075,004
Notes receivable from related parties	4,254,350	4,084,903
Property and equipment, net	19,007,810	25,787,641
FCC broadcasting licenses	199,661,298	206,324,298
Goodwill	10,128,224	19,931,568
Investments	1,044,128	923,504
Other assets	4,192,463	4,840,915

Total assets	$280,816,996	$297,967,833

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$3,750,000
Accounts payable	1,770,129	2,574,180
Accrued expenses	8,100,733	8,533,810
Trade sales payable	862,882	875,562

Total current liabilities	10,733,744	15,733,552
Long-term debt, less current installments	144,375,000	150,625,000
Deferred tax liabilities, net	37,709,914	42,866,849
Other long-term liabilities	—	1,150,751

Total liabilities	192,818,658	210,376,152
Commitments and contingencies (note 16)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 7,834,864 and 8,357,323 issued in 2005 and 2006, respectively	7,835	8,357
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2005 and 2006	16,712	16,712
Additional paid-in capital	110,595,394	109,988,458
Accumulated deficit	(18,477,748)	(14,297,106)
Accumulated other comprehensive income	1,081,431	287,257
Unearned compensation	(2,736,988)	—
Treasury stock, Class A, 174,976 and 919,261 shares in 2005 and 2006, respectively	(2,488,298)	(8,411,997)

Total stockholders’ equity	87,998,338	87,591,681

Total liabilities and stockholders’ equity	$280,816,996	$297,967,833

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net revenue	$122,204,954	$124,293,932	$125,190,251

Costs and expenses:
Cost of services (including stock-based compensation of $704 in 2006 and excluding depreciation and amortization shown separately below)	40,382,608	41,095,051	42,837,247
Selling, general and administrative (including stock-based compensation of $36,027 and $211,740 in 2005 and 2006, respectively)	42,735,701	45,005,086	44,393,566
LMA fees	—	—	491,135
Corporate general and administrative (including stock-based compensation of $1,060,585 and $1,939,857 in 2005 and 2006, respectively)	6,384,047	8,053,965	8,766,454
Depreciation and amortization	2,838,273	2,897,059	2,773,086
Impairment loss	—	2,002,968	—
Asset purchase agreement termination costs	—	141,449	—

Total costs and expenses	92,340,629	99,195,578	99,261,488
Operating income	29,864,325	25,098,354	25,928,763
Other income (expense):
Interest expense	(7,447,839)	(7,370,206)	(9,199,555)
Loss on extinguishment of long-term debt	(2,418,781)	—	—
Other non-operating expenses	(220,731)	(87,450)	(58,704)
Gain on increase in fair value of derivative financial instruments	179,185	—	—
Interest income	384,022	498,908	499,364
Other non-operating income	53,442	214,967	32,699

Income before income taxes	20,393,623	18,354,573	17,202,567
Income tax expense	8,362,781	7,649,244	7,068,390

Net income	$12,030,842	$10,705,329	$10,134,177

Basic net income per share	$0.50	$0.44	$0.42

Diluted net income per share	$0.49	$0.44	$0.42

Basic common shares outstanding	24,263,103	24,201,679	23,890,371

Diluted common shares outstanding	24,528,971	24,325,976	24,205,842

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net income	$12,030,842	$10,705,329	$10,134,177

Other comprehensive income (loss):
Unrealized loss on available-for-sale investment (net of income tax expense of income tax benefit of $78,785, $987,126 and $124,356 for the years ended December 31, 2004, 2005 and 2006, respectively)	(125,215)	(1,568,874)	(197,644)
Unrealized gain (loss) on derivative financial instruments (net of income tax expense of $224,999 for the year ended December 31, 2004 and income tax benefit of $13,287 and $375,334 for the years ended December 31, 2005 and 2006, respectively)	357,598	(21,119)	(596,530)

Other comprehensive income (loss)	232,383	(1,589,993)	(794,174)

Comprehensive income	$12,263,225	$9,115,336	$9,340,003

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Unearned Compensation	Treasury Stock	Net Stockholders’ Equity
Balances as of December 31, 2003	$7,443	$16,832	$106,654,351	$(39,707,348)	$2,439,041	$—	$—	$69,410,319
Net income	—	—	—	12,030,842	—	—	—	12,030,842
Other comprehensive income	—	—	—	—	232,383	—	—	232,383
Conversion of Class B common stock to Class A common stock	15	(15)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(623,209)	(623,209)
Exercise of stock options	2	—	16,498	—	—	—	—	16,500
Tax benefit from exercise of stock options	—	—	8,352	—	—	—	—	8,352

Balances as of December 31, 2004	7,460	16,817	106,679,201	(27,676,506)	2,671,424	—	(623,209)	81,075,187
Net income	—	—	—	10,705,329	—	—	—	10,705,329
Other comprehensive loss	—	—	—	—	(1,589,993)	—	—	(1,589,993)
Cash dividends, $0.0625 per common share	—	—	—	(1,506,571)	—	—	—	(1,506,571)
Conversion of Class B common stock to Class A common stock	105	(105)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1,865,089)	(1,865,089)
Exercise of stock options	3	—	24,747	—	—	—	—	24,750
Tax benefit from exercise of stock options	—	—	11,330	—	—	—	—	11,330
Stock-based compensation	267	—	3,833,333	—	—	(3,833,600)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,096,612	—	1,096,612
Other equity transaction	—	—	46,783	—	—	—	—	46,783

Balances as of December 31, 2005	7,835	16,712	110,595,394	(18,477,748)	1,081,431	(2,736,988)	(2,488,298)	87,998,338
Net income	—	—	—	10,134,177	—	—	—	10,134,177
Other comprehensive loss	—	—	—	—	(794,174)	—	—	(794,174)
Cash dividends, $0.0625 per common share	—	—	—	(5,953,535)	—	—	—	(5,953,535)
Purchase of treasury stock	—	—	—	—	—	—	(5,923,699)	(5,923,699)
Tax shortfall from vesting of restricted stock	—	—	(21,727)	—	—	—	—	(21,727)
Reversal of unearned compensation upon adoption of SFAS 123(R)	—	—	(2,736,988)	—	—	2,736,988	—	—
Stock-based compensation	522	—	2,151,779	—	—	—	—	2,152,301

Balances as of December 31, 2006	$8,357	$16,712	$109,988,458	$(14,297,106)	$287,257	$—	$(8,411,997)	$87,591,681

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$12,030,842	$10,705,329	$10,134,177
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(561,567)	(305,354)	(245,176)
Stock-based compensation	—	1,096,612	2,152,301
Depreciation and amortization	2,838,273	2,897,059	2,773,086
Impairment loss	—	2,002,968	—
Asset purchase agreement termination costs	—	141,449	—
Amortization of loan fees	438,248	451,172	381,135
Loss on extinguishment of long-term debt	2,418,781	—	—
Gain on increase in fair value of derivative financial instruments	(179,185)	—	—
Gain on sale of building	—	(204,366)	—
Deferred income taxes	6,707,656	3,515,581	5,322,767
Change in operating assets and liabilities:
(Increase) decrease in receivables	176,523	(95,349)	(2,421,088)
(Increase) decrease in prepaid expenses	(27,738)	(44,518)	638,595
Increase in other assets	(842,219)	(360,051)	(803,995)
Increase in payables and accrued expenses	1,736,506	666,496	1,277,667

Net cash provided by operating activities	24,736,120	20,467,028	19,209,469

Cash flows from investing activities:
Capital expenditures	(3,852,961)	(3,177,562)	(4,776,092)
Payments for acquisition of radio station	—	—	(22,161,142)
Proceeds from sale of building	—	620,000	—
Proceeds from sale of towers	—	—	2,176,275
Payments for investments	(2,751)	(1,375)	(201,376)
Repayment of notes receivable from related parties	147,318	158,382	169,447

Net cash used in investing activities	(3,708,394)	(2,400,555)	(24,792,888)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	168,986,906	—	16,000,000
Principal payments on indebtedness	(179,986,906)	(14,611,906)	(6,000,000)
Payments of loan fees	(2,300,323)	(232,500)	(209,688)
Proceeds from exercise of stock options	16,500	24,750	—
Other equity transaction	—	46,783	—
Cash dividends paid	—	—	(5,994,074)
Payments for treasury stock	(623,209)	(1,865,089)	(5,923,699)
Tax shortfall from vesting of restricted stock	—	—	(21,727)

Net cash used in financing activities	(13,907,032)	(16,637,962)	(2,149,188)

Net increase (decrease) in cash and cash equivalents	7,120,694	1,428,511	(7,732,607)
Cash and cash equivalents at beginning of year	7,729,746	14,850,440	16,278,951

Cash and cash equivalents at end of year	$14,850,440	$16,278,951	$8,546,344

Cash paid for interest	$7,035,949	$6,986,377	$8,906,516

Cash paid for income taxes	$922,580	$5,033,545	$1,644,731

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$6,264,681	$4,811,436	$4,161,965

Trade sales expense	$5,703,114	$4,506,082	$3,916,789

Property and equipment acquired through placement of advertising airtime	$494,230	$89,747	$123,455

Issuance of restricted stock	$—	$3,833,600	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is acquiring, developing, and operating radio stations throughout the United States. The Company owns and operates 43 radio stations in the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC and Augusta, GA.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(2) Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of amounts held on deposit with financial institutions including short-term investments with an original maturity of three months or less. At times, such deposits may exceed FDIC insurance limits.

Accounts Receivable

Accounts receivable consists primarily of uncollected amounts due from advertisers for the sale of advertising airtime. The amounts are net of advertising agency commissions and an allowance for doubtful accounts. Advertisers are generally invoiced after the commercials are broadcast. The allowance for doubtful accounts is based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. For income tax purposes, property and equipment is depreciated using accelerated methods. Repairs and maintenance are charged to expense as incurred.

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

Investments

The Company’s investments in MIVA (formerly known as FindWhat.com) and ioWorldMedia are classified as available-for-sale and recorded at fair value based on their quoted market prices. Unrealized gains or losses on MIVA and ioWorldMedia are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s investments in iBiquity are recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities.

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

Concentration of Risk

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 49.2% of the Company’s net revenue during 2006.

Program Rights

The total contract costs for sports programming rights are expensed on a straight-line basis in the periods in which the games are played and broadcast and are reported in cost of services in the consolidated statements of operations. Other payments are expensed when additional contract elements, such as post-season games, are played and broadcast.

Stock-Based Compensation

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

	2004	2005
Net income	$12,030,842	$10,705,329
Add stock-based compensation expense included in reported net income (net of income tax benefit of $423,511 for the year ended December 31, 2005)	—	673,101
Deduct total stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $354,010 and $671,854 for the years ended December 31, 2004 and 2005, respectively)	(562,639)	(1,067,802)

Adjusted net income	$11,468,203	$10,310,628

Net income per share:
Basic—as reported	$0.50	$0.44

Basic—as adjusted	$0.47	$0.43

Diluted—as reported	$0.49	$0.44

Diluted—as adjusted	$0.47	$0.42

Local Marketing Agreement (LMA) Fees

LMA fees consist of amounts paid by the Company to the owner of WJBR-FM under a LMA which permitted the Company to program and market WJBR-FM prior to completion of the acquisition on February 1, 2007. The Company sometimes enters into such agreements in connection with acquisitions or dispositions of radio stations pending regulatory approval to transfer the FCC licenses. However, as the holder of the FCC license, the owner retains control and responsibility for operating the station, including responsibility for all programming broadcast on the radio station. The Company includes revenues earned and expenses incurred, including the associated LMA fee, in its results of operations during the term of the LMA, which generally expires upon completion of the acquisition or disposition.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock. Diluted earnings per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $13,000 or $16,000 if aged 50 years or older in 2004, $14,000 or $18,000 if aged 50 years or older in 2005, and $15,000 or $20,000 if aged 50 years or older in 2006. There was no employer matching contributions for the years ended December 31, 2004, 2005 and 2006.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Effective December 31, 2006, the Company adopted SAB 108 with no material impact on its results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations or financial position.

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

(3) Acquisitions

Radio station acquisitions are accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price is allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. Operations of acquired radio stations are included in the results of the Company from the acquisition date of each radio station.

Completed Acquisition

On August 7, 2006, the Company acquired the assets of KDWN-AM in Las Vegas, NV for approximately $22.2 million. The Company purchased KDWN-AM to complement its current market cluster in Las Vegas, NV and believes that the addition will allow it to compete more effectively and increase revenue share in that market. This acquisition was partially funded with cash on hand, including proceeds of $2.2 million from the sale of the Company’s radio towers located in West Palm Beach-Boca Raton, FL, and partially financed with $16.0 million of borrowings from its credit facility. The sale of the Company’s radio towers located in West Palm Beach-Boca Raton, FL (see note 15) and the purchase of certain assets acquired with KDWN-AM were completed as a like-kind exchange under Section 1031 of the Internal Revenue Code. The operations of KDWN-AM have been included in the Company’s results of operations since its acquisition date.

The acquisition is summarized as follows:

Land	$5,000,000
Other property and equipment	661,562
FCC broadcasting license	6,663,000
Goodwill	9,803,344
Other	33,236

Payments for acquisition of radio station	$22,161,142

Subsequent Acquisition

On February 1, 2007, the Company acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under its credit facility. The Company purchased WJBR-FM to complement its current market cluster in Philadelphia, PA and believes that the addition will allow it to compete more effectively and increase revenue share in that market. The Company began operating WJBR-FM under a local marketing agreement (“LMA”) with NextMedia Group, Inc. on October 1, 2006. The Company has included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA, which expired upon completion of this acquisition. The transaction was structured as a “reverse” like-kind exchange in which the Company assigned its rights under the asset purchase agreement to a qualified intermediary in accordance with Section 1031 of the Internal Revenue Code. However, no assurance can be given that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code or that the Company will achieve any tax-savings as a result of this structure. On February 1, 2007, the Company began operating WJBR-FM under a local marketing agreement with the qualified intermediary. The Company will include revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA, which will expire upon the transfer of WJBR-FM from the qualified intermediary back to the Company no later than July 31, 2007.

Pending Acquisition

On December 12, 2006, the Company entered into a definitive asset purchase agreement to acquire KBET-AM in Las Vegas, NV for $2.5 million. The Company expects to complete this acquisition during the first quarter of 2007 however; it is subject to certain conditions, including FCC approval. The Company intends to finance this acquisition with cash on hand.

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

(4) Derivative Financial Instruments

As of December 31, 2005, the Company was a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expired during the second and third quarter of 2006. As of December 31, 2005, the fair value of these agreements reported in accumulated other comprehensive income was a current asset of $1.0 million.

The Company paid additional interest of $0.5 million under its swap agreements for the year ended December 31, 2004. The Company received additional interest of $0.6 million and $1.0 million under its swap agreements for the year ended December 31, 2005 and 2006, respectively. The amount received or paid is based on the differential between the specified rates of the swap agreements and the variable interest rate of the credit facility.

(5) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2005	2006
Land, buildings and improvements	$9,532,552	$15,081,722	15-30
Broadcast equipment	17,773,521	18,527,683	5-15
Transportation equipment	1,460,862	1,793,182	5
Office equipment	4,139,535	4,191,619	5-10
Construction in progress	2,000,703	2,060,452	—

	34,907,173	41,654,658
Less accumulated depreciation and amortization	(15,899,363)	(15,867,017)

	$19,007,810	$25,787,641

(6) FCC Broadcasting Licenses and Goodwill

The changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2006 are as follows:

Balance as of December 31, 2005	$199,661,298
Acquisition of KDWN-AM	6,663,000

Balance as of December 31, 2006	$206,324,298

The Company tested its FCC broadcasting licenses for impairment as of December 31, 2005 and 2006 in accordance with the provisions of SFAS 142. To assist in estimating the fair value of its FCC broadcasting licenses as of December 31, 2005 and 2006, the Company obtained appraisals from an independent appraisal company. As a result of the testing, the Company recorded an impairment loss of $2.0 million as of December 31, 2005 related to the FCC broadcasting licenses in its Augusta, GA market cluster.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of December 31, 2005	$10,128,224
Acquisition of KDWN-AM	9,803,344

Balance as of December 31, 2006	$19,931,568

(7) Investments

As of December 31, 2005 and 2006, the Company held 200,000 shares of common stock of MIVA (formerly known as FindWhat.com). The fair value of the common stock was $1.0 million and $0.7 million as of December 31, 2005 and 2006, respectively. The unrealized gain reported in accumulated other comprehensive income was $0.8 million and $0.5 million as of December 31, 2005 and 2006, respectively.

As of December 31, 2006, the Company held 533,334 shares of common stock of ioWorldMedia. The fair value of the common stock was $0.2 million as of December 31, 2006. The unrealized loss reported in accumulated other comprehensive income was approximately $8,000.

As of December 31, 2005 and 2006, the Company held 5,394 shares of series A preferred stock of iBiquity Digital. The carrying amount of the series A preferred stock was approximately $50,000 as of December 31, 2005 and 2006. As of December 31, 2005 and 2006, the Company held 1,344 and 1,792 shares of series C preferred stock of iBiquity Digital, respectively. The carrying amount of the series C preferred stock was approximately $4,000 and $6,000 as of December 31, 2004 and 2005, respectively.

(8) Accrued Expenses

Accrued expenses is comprised of the following:

	December 31,
	2005	2006
Accrued payroll	$2,413,312	$2,673,541
Dividends payable	1,506,571	1,466,032
Deferred revenue	1,028,071	1,257,430
Other accrued expenses	3,152,779	3,136,807

	$8,100,733	$8,533,810

(9) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2005	2006
Credit facility:
Revolving credit loan	$—	$54,375,000
Term loan	144,375,000	100,000,000

	144,375,000	154,375,000
Less current installments	—	(3,750,000)

	$144,375,000	$150,625,000

As of December 31, 2005, the credit facility consisted of a revolving credit loan with a maximum commitment of $75.0 million and a term loan of $150.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 5.4375% as of December 31, 2005.

On January 30, 2006, the Company amended its credit agreement. The maximum commitment of the revolving credit loan was increased to $119.4 million and the term loan was reduced with borrowings from the revolving credit loan to $100.0 million. The maturity date was extended to June 30, 2013.

As of December 31, 2006, the credit facility consists of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as a letter of credit issuer. On October 1, 2006, in connection with the agreement to acquire WJBR-FM in Wilmington, DE, the Company issued a letter of credit for $1.75 million, which expired after completion of the acquisition of WJBR-FM on February 1, 2007. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006, and mature on June 30, 2013. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2006, the Company had $65.0 million in remaining commitments available under its credit facility; however, as of February 1, 2007, after completion of the acquisition of WJBR-FM in Wilmington, DE, the Company’s maximum total leverage covenant would have limited additional borrowings to $12.9 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million after completion of the acquisition of WJBR-FM on February 1, 2007. The guarantees for the revolving credit loan and term loan expire on June 30, 2013.

The scheduled repayments of the credit facility for the next five years and thereafter, after completion of the acquisition of WJBR-FM on February 1, 2007, are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$3,750,000	$3,750,000
2008	—	5,000,000	5,000,000
2009	—	7,250,000	7,250,000
2010	—	8,000,000	8,000,000
2011	—	9,500,000	9,500,000
Thereafter	96,375,000	66,500,000	162,875,000

Total	$96,375,000	$100,000,000	$196,375,000

The Company must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the years ended December 31, 2004, 2005 and 2006, the Company paid unused commitment fees of $0.2 million, $0.3 million and $0.3 million, respectively.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of December 31, 2006, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of December 31, 2006, the Company’s consolidated total debt must not have exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2007 through December 31, 2007, the maximum ratio remains 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio is 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio is 4.5 times.

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

As of December 31, 2006, management of the Company believed it was in compliance with applicable financial covenants.

(10) Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•

Derivative financial instruments—The fair value of the Company’s derivative financial instruments is based on an estimate of the amounts expected to be paid or received upon termination of the swap agreements.

•

Notes receivable from related parties—The fair value of the Company’s notes receivable from related parties, which carry a fixed rate of interest of 6.77% is $4.0 million, based on current market rates.

•	Investments—The fair value of the Company’s available-for-sale investment is estimated using quoted market prices.

•	Long-term debt—The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate, which is based on current market rates.

(11) Treasury Stock

The Company’s credit agreement permits it to purchase up to $50.0 million of the Company’s common stock and on June 10, 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, the board of directors authorized the Company to increase the remaining balance under its previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. The Company paid $0.6 million to repurchase 43,065 shares in 2004, $1.9 million to repurchase 131,911 shares in 2005, and $5.9 million to repurchase 744,285 shares in 2006. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

(12) Stock-Based Compensation

As of December 31, 2006, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) permits the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 4.0 million shares of Class A common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant; those stock option awards generally vest based on three to five years of service and have 10-year contractual terms. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Restricted stock awards generally vest based on three to five years of service.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility was based on implied and historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect for the contractual term at the time of grant. No stock option awards were granted during the year ended December 31, 2006.

	2004	2005
Expected volatility	62%	57%
Expected dividends	—	—
Expected term (in years)	7	7
Risk-free interest rate	4.13% – 4.53%	4.24%

A summary of stock option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	2,709,334	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(72,750)	14.68

Outstanding as of December 31, 2006	2,636,584	$15.22	3.4	—

Exercisable as of December 31, 2006	2,388,793	$15.30	3.3	—

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2004 and 2005 was $15.64 and $17.53, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2004 and 2005 was approximately $20,000 and $28,000, respectively. As of December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

A summary of restricted stock activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2006	267,500	$14.38
Granted	526,076	7.97
Vested	(94,167)	14.38
Forfeited	(3,617)	13.14

Unvested as of December 31, 2006	695,792	$9.39

The total fair value of shares vested during the years ended December 31, 2006 was $1.3 million. As of December 31, 2006, there was $4.8 million of total unrecognized compensation cost related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

(13) Income Taxes

Total income tax expense is as follows:

	Year ended December 31,
	2004	2005	2006
Continuing operations	$8,362,781	$7,649,244	$7,068,390
Additional paid-in capital	(8,352)	(11,330)	21,727
Accumulated other comprehensive income, net	146,214	(1,000,413)	(499,690)

	$8,500,643	$6,637,501	$6,590,427

Income tax expense from continuing operations is as follows:

	Year ended December 31,
	2004	2005	2006
Federal:
Current	$1,163,773	$3,182,046	$1,159,563
Deferred	5,455,079	2,814,068	4,270,908

	6,618,852	5,996,114	5,430,471
State:
Current	499,610	952,153	673,150
Deferred	1,244,319	700,977	964,769

	1,743,929	1,653,130	1,637,919

	$8,362,781	$7,649,244	$7,068,390

Income tax expense from continuing operations differ from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income from continuing operations before taxes as follows:

	Year ended December 31,
	2004	2005	2006
Expected tax expense	$6,933,832	$6,240,555	$5,848,873
State income taxes, net of federal benefit	1,046,193	1,174,381	1,065,785
Valuation allowance	188,565	(126,235)	23,093
Other	194,191	360,543	130,639

	$8,362,781	$7,649,244	$7,068,390

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
Deferred tax assets:
Allowance for doubtful accounts	$189,149	$120,572
Unrealized loss on investment	3,862	128,218
Accrued expenses	640,085	667,184
Other long-term liabilities	—	444,420
Stock-based compensation	423,511	735,354
Net operating losses	538,549	561,642

Subtotal	1,795,156	2,657,390
Valuation allowance	(538,549)	(561,642)

Total	1,256,607	2,095,748

Deferred tax liabilities:
Unrealized gain on derivative financial instruments	(375,334)	—
Property and equipment	(1,192,559)	(1,654,564)
Intangibles	(36,944,731)	(42,520,278)

Total	(38,512,624)	(44,174,842)

Net deferred tax liabilities	$(37,256,017)	$(42,079,094)

As of December 31, 2006, the Company has state net operating losses of $11.8 million, which expire in various years through 2026. The valuation allowance relates to net operating losses which management has determined, more likely than not, that such losses will not be utilized before they expire.

(14) Earnings Per Share

Net income per share calculation information is as follows:

	2004	2005	2006
Net income	$12,030,842	$10,705,329	$10,134,177

Weighted-average shares outstanding:
Basic	24,263,103	24,201,679	23,890,371
Effect of dilutive securities
Stock options	265,868	52,134	17,545
Restricted stock	—	72,163	297,926

Diluted	24,528,971	24,325,976	24,205,842

Net income per basic share	$0.50	$0.44	$0.42

Net income per diluted share	$0.49	$0.44	$0.42

(15) Related Party Transactions

Notes receivable from related parties totaling $4.1 million as of December 31, 2006 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. For the years ended December 31, 2004, 2005 and 2006 interest income on the notes receivable from BFT was approximately $305,000, $294,000 and $283,000, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $527,000, $529,000 and $542,000, respectively.

On August 4, 2006, the Company sold its radio towers located in West Palm Beach-Boca Raton, FL for approximately $2.2 million to BFT and deferred a gain on sale of $1.1 million. The gain is reported in other long-term liabilities in the accompanying balance sheet as of December 31, 2006. The Company sold these radio towers primarily to focus on its core business of acquiring, developing and operating radio stations. On August 4, 2006, the Company entered into an agreement to lease the sold radio towers in West Palm Beach-Boca Raton, FL back from BFT. However, as part of the negotiated sales price which was established in connection with an independent appraisal, the Company will not pay rent during the five-year term of this agreement, which expires on August 4, 2011. The gain on sale will be recognized as rental expense is incurred under future lease agreements.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $24,000, $25,000 and $26,000, respectively.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $118,000, $124,000 and $134,000, respectively.

The Company leases office and studio space in Boca Raton, FL from BFT. The building was sold to a third party during the second quarter of 2006. For the years ended December 31, 2004, 2005 and 2006, related party rental expense was approximately $86,000, $90,000 and $46,000, respectively.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. For the year ended December 31, 2004, 2005 and 2006, rental expense was approximately $32,000, $33,000 and $34,000, respectively.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $106,000, $111,000 and $119,000, respectively.

From time to time, the Company leases aircraft for business trips from Riviera Management, LLC, which is wholly-owned by George G. Beasley. For the years ended December 31, 2004, 2005 and 2006, rental expense was approximately $91,000, $131,000 and $66,000, respectively.

As of December 31, 2006, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2007	$647,605
2008	655,233
2009	611,501
2010	513,841
2011	514,731
Thereafter	4,527,649

Total	$7,470,560

(16) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. For the years ended December 31, 2004, 2005 and 2006, lease expense was $2.0 million, $2.0 million and $2.4 million, respectively.

The Company also has various commitments for rating services, sports programming rights, consultants, and on-air personalities not employed by us. As of December 31, 2006, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2007	$11,180,707
2008	7,099,229
2009	2,764,654
2010	1,599,666
2011	1,099,035
Thereafter	6,817,452

Total	$30,560,743

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

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to the Company a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK. Other complaints involving the broadcast of alleged indecent or profane material by radio stations the Company owns remain pending.

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

(17) Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$27,079,319	$32,205,500	$31,056,757	$34,848,675
Operating income	4,439,001	7,155,313	6,422,634	7,911,815
Net income	1,630,566	3,169,760	2,365,309	2,968,542
Basic net income per share	0.07	0.13	0.10	0.13
Diluted net income per share	0.07	0.13	0.10	0.13

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$28,636,183	$33,011,479	$32,051,349	$30,594,921
Operating income	4,237,247	8,131,807	7,879,931	4,849,369
Net income	1,627,560	3,787,764	3,757,945	1,532,060
Basic net income per share	0.07	0.16	0.16	0.06
Diluted net income per share	0.07	0.16	0.15	0.06

The Company began operating WJBR-FM under a local marketing agreement on October 1, 2006. WJBR-FM contributed $1.7 million to net revenue during the fourth quarter of 2006 and the Company paid LMA fees of $0.5 million to the owner of WJBR-FM during the same period. The Company completed the acquisition of WJBR-FM on February 1, 2007.

The Company recorded an impairment loss of $2.0 million related to the FCC broadcasting licenses in its Augusta, GA market cluster as of December 31, 2005.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2005 and 2006

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	467,303	1,147,109	1,068,205	546,207
Valuation allowance for deferred tax assets	476,219	188,565	—	664,784

Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	546,207	1,358,367	1,414,805	489,769
Valuation allowance for deferred tax assets	664,784	151,198	277,433	538,549

Year ended December 31, 2006:
Allowance for doubtful accounts (deducted from accounts receivable)	489,769	985,491	1,163,060	312,200
Valuation allowance for deferred tax assets	538,549	57,283	34,190	561,642

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Crowe Chizek and Company LLC has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

George G. Beasley

Caroline Beasley

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2007. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 proxy statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2007 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2007 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2007 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2007 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2007 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description
2.1	Asset purchase agreement for radio station WJBR-FM in Wilmington, Delaware dated October 1, 2006. (12)

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (6)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (7)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (8)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (9)

10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (1)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (5)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (10)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (11)

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Chizek and Company LLC.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

Exhibit Number	Description
31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(6)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(7)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(8)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(9)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(10)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(11)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(12)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated November 1, 2006.

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

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2007

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President, Co-Chief Operating Officer and Director	March 8, 2007

/s/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 8, 2007

/s/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 8, 2007

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 8, 2007

/s/ JOE B. COX Joe B. Cox	Director	March 8, 2007

/s/ MARK S. FOWLER Mark S. Fowler	Director	March 8, 2007

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	March 8, 2007