Form 10-Q
period 2007-03-31
BEASLEY BROADCAST GROUP INC
filed 2007-05-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Class A Common Stock, $.001 par value, 7,275,707 Shares Outstanding as of May 4, 2007

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of May 4, 2007

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,546,344	$7,071,890
Accounts receivable, less allowance for doubtful accounts of $312,200 in 2006 and $396,823 in 2007	23,594,736	21,198,810
Trade sales receivable	1,079,507	1,263,368
Other receivables	941,597	1,314,771
Prepaid expenses	1,125,065	2,949,595
Deferred tax assets	787,755	1,915,576

Total current assets	36,075,004	35,714,010
Notes receivable from related parties	4,084,903	4,039,906
Property and equipment, net	25,787,641	26,764,089
FCC broadcasting licenses	206,324,298	240,522,298
Goodwill	19,931,568	29,253,274
Investments	923,504	919,504
Other assets	4,840,915	4,230,885

Total assets	$297,967,833	$341,443,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,750,000	$—
Accounts payable	2,574,180	2,483,009
Accrued expenses	8,533,810	8,776,868
Trade sales payable	875,562	880,508

Total current liabilities	15,733,552	12,140,385
Long-term debt	150,625,000	196,375,000
Deferred tax liabilities	42,866,849	45,376,064
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	210,376,152	255,042,200
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,357,323 and 8,381,323 issued in 2006 and 2007, respectively	8,357	8,381
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2006 and 2007	16,712	16,712
Additional paid-in capital	109,988,458	110,654,817
Accumulated deficit	(14,297,106)	(14,641,584)
Accumulated other comprehensive income	287,257	284,802
Treasury stock, Class A, 919,261 and 1,083,291 shares in 2006 and 2007, respectively	(8,411,997)	(9,921,362)

Stockholders’ equity	87,591,681	86,401,766

Total liabilities and stockholders’ equity	$297,967,833	$341,443,966

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2007
Net revenue	$27,079,319	$30,775,887

Costs and expenses:
Cost of services (including stock-based compensation of $2,912 in 2006 and $302 in 2007 and excluding depreciation and amortization shown separately below)	9,228,386	10,496,369
Selling, general and administrative (including stock-based compensation of $61,974 in 2006 and $96,847 in 2007)	10,537,040	11,727,987
LMA fees	—	159,084
Corporate general and administrative (including stock-based compensation of $404,451 in 2006 and $569,234 in 2007)	2,180,181	2,569,902
Depreciation and amortization	694,711	714,272

Total costs and expenses	22,640,318	25,667,614
Operating income	4,439,001	5,108,273
Other income (expense):
Interest expense	(1,784,097)	(3,377,178)
Other non-operating expenses	(6,024)	(13,388)
Interest income	120,502	109,457
Other non-operating income	600	3,380

Income before income taxes	2,769,982	1,830,544
Income tax expense	1,139,416	713,912

Net income	$1,630,566	$1,116,632

Basic and diluted net income per share	$0.07	$0.05

Basic common shares outstanding	24,104,726	23,411,126

Diluted common shares outstanding	24,140,159	23,583,300

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2006	2007
Net income	$1,630,566	$1,116,632

Other comprehensive loss:
Unrealized loss on available-for-sale investments (net of income tax benefit of $67,199 in 2006 and $1,545 in 2007)	(106,801)	(2,455)
Unrealized loss on derivative financial instruments (net of income tax benefit of $140,056 in 2006)	(222,595)	—

Other comprehensive loss	(329,396)	(2,455)

Comprehensive income	$1,301,170	$1,114,177

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$1,630,566	$1,116,632
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from trade sales	58,811	(205,323)
Stock-based compensation	469,337	666,383
Depreciation and amortization	694,711	714,272
Amortization of loan fees	95,284	95,284
Deferred income taxes	1,110,168	1,382,939
Change in operating assets and liabilities:
Decrease in receivables	1,973,954	2,022,752
Increase in prepaid expenses	(3,275,159)	(1,824,530)
Decrease in other assets	53,640	707,600
Increase in payables and accrued expenses	653,257	156,809

Net cash provided by operating activities	3,464,569	4,832,818

Cash flows from investing activities:
Capital expenditures	(741,864)	(795,288)
Payments for acquisitions of radio stations	—	(44,581,584)
Payments for investments	(1,376)	—
Payments from related parties	42,149	44,997

Net cash used in investing activities	(701,091)	(45,331,875)

Cash flows from financing activities:
Borrowings from credit facility	—	42,000,000
Principal repayments to credit facility	(2,000,000)	—
Payments of loan fees	(209,688)	—
Cash dividends paid	(1,506,571)	(1,466,032)
Payments for treasury stock	(1,188,824)	(1,509,365)
Tax shortfall from vesting of restricted stock	(21,727)	—

Net cash provided by (used in) financing activities	(4,926,810)	39,024,603

Net decrease in cash and cash equivalents	(2,163,332)	(1,474,454)
Cash and cash equivalents at beginning of period	16,278,951	8,546,344

Cash and cash equivalents at end of period	$14,115,619	$7,071,890

Cash paid for interest	$1,672,329	$3,061,742

Cash paid for income taxes	$118,481	$16,429

Supplement disclosure of non-cash operating, investing and financing activities:
Trade sales revenue	$781,856	$992,297

Trade sales expense	$840,667	$786,974

Property and equipment acquired through placement of advertising air time	$11,114	$26,408

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of the first quarter of 2007 are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

(3)	Stock-Based Compensation

As of March 31, 2007, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “Plan”) permits the grant of restricted stock, stock options and other stock-based awards to employees and directors for up to 4.0 million shares of Class A common stock. Restricted stock awards generally vest based on three to five years of service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s shares at the date of grant; those stock option awards generally vest based on three to five years of service and have 10-year contractual terms. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant.

A summary of restricted stock activity under the Plan as of March 31, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2007	695,792	$9.39
Granted	24,000	9.57
Vested	(84,917)	14.34
Forfeited	—	—

Unvested as of March 31, 2007	634,875	$8.64

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2007, there was $4.5 million of total unrecognized compensation cost related to restricted stock granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of stock option activity under the Plan as of March 31, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	2,636,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2007	2,636,584	$15.22	3.2	—

Exercisable as of March 31, 2007	2,507,355	$15.30	3.1	—

As of March 31, 2007, there was $0.2 million of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

(4)	Completed Acquisitions

On February 1, 2007, the Company acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under its credit facility. The Company purchased WJBR-FM to complement its current market cluster in Philadelphia, PA. Goodwill resulting from this acquisition was primarily related to the radio station’s ratings in its target demographic and growth opportunities in the Wilmington radio market as well as the radio station’s established operations and experienced workforce. The Company began operating WJBR-FM under a local marketing agreement (“LMA”) with NextMedia Group, Inc. on October 1, 2006. The Company has included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA, which expired upon completion of this acquisition. Effective February 1, 2007, the Company assigned its rights under the asset purchase agreement to a qualified intermediary to provide the option of structuring this acquisition and any subsequent dispositions as a “reverse” like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. As of March 31, 2007, the Company had not entered into any such transactions and in the event that the Company does enter into such a transaction there can be no assurances that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code or that the Company will achieve any tax-savings as a result of this structure. On February 1, 2007, the Company began operating WJBR-FM under a local marketing agreement with the qualified intermediary. The Company will include revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA, which will expire upon the transfer of WJBR-FM from the qualified intermediary back to the Company no later than July 31, 2007.

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$429,036
FCC broadcasting license	32,142,000
Goodwill	9,277,444
Other intangibles	179,466
Other	13,388

Payments for acquisition of radio station	$42,041,334

On March 28, 2007, the Company acquired the assets of KBET-AM in Las Vegas, NV from AM Radio 790, Inc. for $2.5 million. This acquisition was funded with cash on hand. The Company purchased KBET-AM to complement its current market cluster in Las Vegas, NV. The operations of KBET-AM have been included in the Company’s results of operations since its acquisition date.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$439,988
FCC broadcasting license	2,056,000
Goodwill	44,262

Payments for acquisition of radio station	$2,540,250

(5)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2007 are as follows:

Balance as of December 31, 2006	$206,324,298
Acquisition of WJBR-FM	32,142,000
Acquisition of KBET-AM	2,056,000

Balance as of March 31, 2007	$240,522,298

(6)	Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Balance as of December 31, 2006	$19,931,568
Acquisition of WJBR-FM	9,277,444
Acquisition of KBET-AM	44,262

Balance as of March 31, 2007	$29,253,274

(7)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2006	March 31, 2007
Credit facility:
Revolving credit loan	$54,375,000	$96,375,000
Term loan	100,000,000	100,000,000

	154,375,000	196,375,000
Less current installments	(3,750,000)	—

	$150,625,000	$196,375,000

As of March 31, 2007, the credit facility consisted of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% and 7.125% as of December 31, 2006 and March 31, 2007, respectively.

As of March 31, 2007, the Company had $23.0 million in remaining commitments available under its credit facility; however, as of March 31, 2007, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $13.5 million.

The credit facility was secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $196.4 million.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2007, these financial covenants included:

•	Maximum Consolidated Total Debt Ratio. As of March 31, 2007, the Company’s consolidated total debt must not have

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

exceeded 6.0 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2007 through December 31, 2007, the maximum ratio remained 6.0 times. On the last day of each fiscal quarter for the period from January 1, 2008 through December 31, 2008, the maximum ratio was 5.5 times; on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio was 5.0 times; on the last day of each fiscal quarter for all periods after January 1, 2010, the maximum ratio was 4.5 times.

•

Minimum Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each quarter must not have been less than 2.0 times the amount of its consolidated cash interest expense for such four quarter period.

•

Minimum Fixed Charge Ratio. The Company’s consolidated operating cash flow for any four consecutive quarters must not have been less than 1.1 times the amount of its consolidated fixed charges for such four quarter period. Fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, dividends, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months.

As of March 31, 2007, management of the Company believed it was in compliance with applicable financial covenants.

On April 13, 2007, the Company amended its credit agreement (see note 9). As a result, the Company classified the current and long-term installments of long-term debt in the condensed consolidated balance sheet as of March 31, 2007 in accordance with the terms of the amended credit agreement.

(8)	Income Taxes

The Company’s effective tax rate is approximately 40%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and determined that no adjustment to stockholders’ equity was required due to the adoption of FIN 48. The Company does not have any unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during 2007 as a result of any tax positions taken prior to January 1, 2007. The Company records interest and penalties related to unrecognized tax benefits as incurred. As of January 1, 2007, the Company has not recorded any interest or penalties related to unrecognized tax benefits in its financial statements. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2003.

(9)	Subsequent Event

On April 13, 2007, the Company amended its credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, the Company expects to record a $0.4 million loss on extinguishment of long-term debt during the second quarter of 2007.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of April 13, 2007, the Company had $33.8 million in remaining commitments available under its credit facility; however, as of April 13, 2007, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $22.3 million.

The amended credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the amended credit facility. If the Company defaults under the terms of the amended credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of April 13, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	68,319,444	107,566,667	175,886,111

Total	$68,319,444	$128,055,556	$196,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of April 13, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from April 13, 2007 to December 31, 2008, the Company’s consolidated total debt must not exceed 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

General

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Atlanta, GA, Boston, MA, Philadelphia, PA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Fayetteville, NC and Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On April 13, 2007, our credit amendment was amended to, among other things, reduce the interest rate on borrowings under the credit facility, extend the terms and maturities of the credit facility, and adjust the amortization schedule of the credit facility to take such extension of maturity into account (see “Liquidity and Capital Resources” below). In connection with the amended credit agreement, we expect to record a $0.4 million loss on extinguishment of long-term debt during the second quarter of 2007.

On March 28, 2007, we acquired the assets of KBET-AM in Las Vegas, NV from AM Radio 790, Inc. for $2.5 million. This acquisition was funded with cash on hand. The operations of KBET-AM have been included in our results of operations since its acquisition date.

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

	Three months ended March 31,
	2006	2007
Trade sales revenue	$781,856	$992,297
Trade sales expenses	$840,667	$786,974

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

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the three months ended March 31, 2007. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed our evaluation of the impact of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not completed our evaluation of the impact of the adoption of SFAS 159.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2006	2007	$	%
Net revenue	$27,079,319	$30,775,887	$3,696,568	13.7%
Cost of services	9,228,386	10,496,369	1,267,983	13.7
Selling, general and administrative expenses	10,537,040	11,727,987	1,190,947	11.3
LMA fees	—	159,084	159,084	—
Corporate general and administrative expenses	2,180,181	2,569,902	389,721	17.9
Interest expense	1,784,097	3,377,178	1,593,081	89.3

Net Revenue. The $3.7 million increase in net revenue during the three months ended March 31, 2007 was due to improved performance at eight of our eleven market clusters including a $0.7 million increase at our Las Vegas market cluster primarily due to additional net revenue from KDWN-AM, which was acquired during the third quarter of 2006, and a $0.6 million increase at our Ft. Myers-Naples market cluster. The increase also included additional net revenue of $1.5 million from the local marketing agreement and subsequent to its acquisition, the net revenue of WJBR-FM in Wilmington, DE on February 1, 2007. Net revenue from radio stations we operated throughout all periods presented increased $1.7 million during the three months ended March 31, 2007.

Cost of Services. The $1.3 million increase in cost of services during the three months ended March 31, 2007 was primarily due to an increase in programming and promotional expenses at eight of our eleven market clusters and included an aggregate $0.7 million of additional expenses from WJBR-FM and KDWN-AM and a $0.5 million increase at our Philadelphia market cluster.

Selling, General and Administrative Expenses. The $1.2 million increase in selling, general and administrative expenses during the three months ended March 31, 2007 was primarily due to an increase in expenses at eight of our eleven market clusters and included an aggregate $0.8 million of additional expenses from WJBR-FM and KDWN-AM.

LMA fees. On October 1, 2006, we began operating WJBR-FM under a local marketing agreement, which expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.2 million in LMA fees under the local marketing agreement during the three months ended March 31, 2007.

Corporate General and Administrative Expenses. The $0.4 million increase in corporate general and administrative expenses during the three months ended March 31, 2007 was primarily due to an increase in cash compensation related to our continued development of interactive support services for our radio stations and additional stock-based compensation expense.

Interest Expense. The $1.6 million increase in interest expense during the three months ended March 31, 2007 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced. The increase in interest expense was also partially due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM, and a general increase in interest rates.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. As of May 4, 2007, we had repurchased $10.1 million of our Class A common stock.

Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three months ended March 31, 2007, we paid $1.5 million for cash dividends. On March 9, 2007, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million was paid on April 20, 2007, to stockholders of record on March 30, 2007.

Our February 1, 2007 acquisition of the assets of WJBR-FM was financed with $42.0 million of borrowings under our credit facility. Our March 28, 2007 acquisition of the assets of KBET-AM was financed with cash on hand.

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

The following summary table presents a comparison of our cash flows for the three months ended March 31, 2006 and 2007 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2006	2007
Net cash provided by operating activities	$3,464,569	$4,832,818
Net cash used in investing activities	(701,091)	(45,331,875)
Net cash provided by (used in) financing activities	(4,926,810)	39,024,603

Net decrease in cash and cash equivalents	$(2,163,332)	$(1,474,454)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.4 million during the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a $4.2 million increase in cash receipts from the sale of advertising airtime. This increase was partially offset by a $1.4 million increase in cash paid for interest and a $1.2 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities in the three months ended March 31, 2007 was primarily related to cash payments of $42.1 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.5 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $0.8 million. Net cash used in investing activities for the same period in 2006 was primarily due to cash payments for capital expenditures of $0.7 million.

Net Cash Used In Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2007 was primarily related to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $1.5 million, and $1.5 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2006 was primarily due to voluntary repayments of $2.0 million of borrowings under our credit facility, cash dividends of $1.5 million, and $1.2 million for repurchases of our Class A common stock.

Credit Facility. As of March 31, 2007, our credit facility consisted of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% and 7.125% as of December 31, 2006 and March 31, 2007, respectively.

As of March 31, 2007, we were in compliance with all applicable financial covenants under the credit facility. As of March 31, 2007, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 5.61 times consolidated operating cash flow, our interest coverage ratio was 3.40 times interest expense, and our fixed charge coverage ratio was 1.53 times fixed charges.

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three months ended March 31, 2007, our unused commitment fee was approximately $39,000.

On April 13, 2007, we amended our credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of April 13, 2007, we had $33.8 million in remaining commitments available under our credit facility; however, as of April 13, 2007, our maximum consolidated total debt covenant would have limited additional borrowings to $22.3 million.

The amended credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the amended credit facility. If we default under the terms of the amended credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $196.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of April 13, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	68,319,444	107,566,667	175,886,111

Total	$68,319,444	$128,055,556	$196,375,000

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of April 13, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from April 13, 2007 to December 31, 2008, our consolidated total debt must not exceed 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit agreement). On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2007, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $2.0 million and our net income would decrease by $1.2 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 12, 2007. As of the date of this report, there were no material changes to the risks affecting our Company as reported in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2007	51,500	$9.31	51,500	$20,236,865
February 1 – 28, 2007	73,150	9.18	44,900	19,823,025
March 1 – 31, 2007	39,380	8.99	38,400	19,476,034

Total	164,030

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. In connection with the vesting of restricted stock under our 2000 Equity Plan, 28,250 and 980 shares of our Class A common stock were surrendered to us in February and March, respectively, to fund withholding taxes payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 7, 2007		/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 7, 2007		/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)