Form 10-Q
period 2007-06-30
BEASLEY BROADCAST GROUP INC
filed 2007-08-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Class A Common Stock, $.001 par value, 7,141,733 Shares Outstanding as of August 6, 2007

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of August 6, 2007

BEASLE Y BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,546,344	$6,849,906
Accounts receivable, less allowance for doubtful accounts of $312,200 in 2006 and $363,713 in 2007	23,594,736	24,162,608
Trade sales receivable	1,079,507	1,457,481
Other receivables	941,597	688,276
Prepaid expenses	1,125,065	2,520,679
Deferred tax assets	787,755	1,916,675

Total current assets	36,075,004	37,595,625
Notes receivable from related parties	4,084,903	3,995,464
Property and equipment, net	25,787,641	26,597,921
FCC broadcasting licenses	206,324,298	240,522,298
Goodwill	19,931,568	29,489,229
Investments	923,504	1,424,837
Other assets	4,840,915	3,038,190

Total assets	$297,967,833	$342,663,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,750,000	$—
Accounts payable	2,574,180	2,078,019
Accrued expenses	8,533,810	9,192,334
Trade sales payable	875,562	1,028,048

Total current liabilities	15,733,552	12,298,401
Long-term debt	150,625,000	195,375,000
Deferred tax liabilities	42,866,849	46,899,199
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	210,376,152	255,723,351
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,357,323 and 8,380,323 issued in 2006 and 2007, respectively	8,357	8,380
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2006 and 2007	16,712	16,712
Additional paid-in capital	109,988,458	111,277,691
Accumulated deficit	(14,297,106)	(13,960,169)
Accumulated other comprehensive income	287,257	594,976
Treasury stock, Class A, 919,261 and 1,205,990 shares in 2006 and 2007, respectively	(8,411,997)	(10,997,377)

Stockholders’ equity	87,591,681	86,940,213

Total liabilities and stockholders’ equity	$297,967,833	$342,663,564

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,
	2006	2007
Net revenue	$32,205,500	$34,835,765

Costs and expenses:
Cost of services (including stock-based compensation of $929 in 2006 and $2,843 in 2007 and excluding depreciation and amortization shown separately below)	11,441,545	12,430,305
Selling, general and administrative (including stock-based compensation of $30,953 in 2006 and $59,700 in 2007)	10,813,225	12,043,998
Corporate general and administrative (including stock-based compensation of $422,351 in 2006 and $560,330 in 2007)	2,127,176	2,486,854
Depreciation and amortization	668,241	829,618

Total costs and expenses	25,050,187	27,790,775
Operating income	7,155,313	7,044,990
Other income (expense):
Interest expense	(1,984,830)	(3,527,305)
Loss on extinguishment of long-term debt	—	(366,599)
Other non-operating expenses	(19,444)	(8,648)
Interest income	114,277	107,779
Other non-operating income	32,099	226,982

Income before income taxes	5,297,415	3,477,199
Income tax expense	2,127,655	1,334,877

Net income	$3,169,760	$2,142,322

Basic and diluted net income per share	$0.13	$0.09

Dividends declared per common share	$0.06	$0.06

Basic common shares outstanding	24,057,497	23,363,256

Diluted common shares outstanding	24,104,701	23,441,227

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,
	2006	2007
Net revenue	$59,284,819	$65,611,652

Costs and expenses:
Cost of services (including stock-based compensation of $3,841 in 2006 and $3,145 in 2007 and excluding depreciation and amortization shown separately below)	20,669,931	22,926,674
Selling, general and administrative (including stock-based compensation of $92,926 in 2006 and $156,547 in 2007)	21,350,265	23,771,985
LMA fees	—	159,084
Corporate general and administrative (including stock-based compensation of $826,803 in 2006 and $1,129,564 in 2007)	4,307,357	5,056,756
Depreciation and amortization	1,362,952	1,543,890

Total costs and expenses	47,690,505	53,458,389
Operating income	11,594,314	12,153,263
Other income (expense):
Interest expense	(3,768,927)	(6,904,483)
Loss on extinguishment of long-term debt	—	(366,599)
Other non-operating expenses	(25,468)	(22,036)
Interest income	234,779	217,236
Other non-operating income	32,699	230,362

Income before income taxes	8,067,397	5,307,743
Income tax expense	3,267,071	2,048,789

Net income	$4,800,326	$3,258,954

Basic and diluted net income per share	$0.20	$0.14

Dividends declared per common share	$0.13	$0.13

Basic common shares outstanding	24,080,981	23,387,059

Diluted common shares outstanding	24,253,255	23,465,628

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,
	2006	2007
Net income	$3,169,760	$2,142,322

Other comprehensive gain (loss):
Unrealized gain on available-for-sale investments (net of income tax expense of $44,027 in 2006 and $195,159 in 2007)	69,973	310,174
Unrealized loss on derivative financial instruments (net of income tax benefit of $177,823 in 2006)	(282,619)	—

Other comprehensive gain (loss)	(212,646)	310,174

Comprehensive income	$2,957,114	$2,452,496

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
	2006	2007
Net income	$4,800,326	$3,258,954

Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax benefit of $23,172 in 2006 and income tax expense of $193,614 in 2007)	(36,828)	307,719
Unrealized loss on derivative financial instruments (net of income tax benefit of $317,879 in 2006)	(505,214)	—

Other comprehensive gain (loss)	(542,042)	307,719

Comprehensive income	$4,258,284	$3,566,673

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$4,800,326	$3,258,954
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from trade sales	121,855	(270,306)
Stock-based compensation	923,570	1,289,256
Depreciation and amortization	1,362,952	1,543,890
Amortization of loan fees	190,568	161,761
Loss on extinguishment of long-term debt	—	366,599
Deferred income taxes	2,850,322	2,709,816
Change in operating assets and liabilities:
(Increase) decrease in receivables	135,349	(314,551)
Increase in prepaid expenses	(2,533,289)	(1,395,614)
Decrease in other assets	58,704	1,659,858
Increase in payables and accrued expenses	290,890	167,488

Net cash provided by operating activities	8,201,247	9,177,151

Cash flows from investing activities:
Capital expenditures	(2,064,867)	(1,358,753)
Payments for acquisitions of radio stations	—	(44,817,539)
Payments for investments	(201,376)	—
Payments from related parties	82,250	89,439

Net cash used in investing activities	(2,183,993)	(46,086,853)

Cash flows from financing activities:
Borrowings from credit facility	—	42,000,000
Principal repayments to credit facility	(4,000,000)	(1,000,000)
Payments of loan fees	(209,688)	(274,214)
Cash dividends paid	(3,012,920)	(2,927,142)
Payments for treasury stock	(2,005,395)	(2,585,380)
Tax shortfall from vesting of restricted stock	(21,727)	—

Net cash provided by (used in) financing activities	(9,249,730)	35,213,264

Net decrease in cash and cash equivalents	(3,232,476)	(1,696,438)
Cash and cash equivalents at beginning of period	16,278,951	8,546,344

Cash and cash equivalents at end of period	$13,046,475	$6,849,906

Cash paid for interest	$3,676,558	$6,569,009

Cash paid (refunded) for income taxes	$1,277,481	$(571,170)

Supplement disclosure of non-cash operating, investing and financing activities:
Trade sales revenue	$1,591,453	$2,045,270

Trade sales expense	$1,713,308	$1,774,964

Property and equipment acquired through placement of advertising air time	$52,695	$44,818

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

Results of the second quarter of 2007 are not necessarily indicative of results for the full year.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

(3) Stock-Based Compensation

On June 7, 2007, the Company’s stockholders approved the adoption of the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, the Company may issue up to 4.0 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive shares of restricted stock, stock options or other stock-based awards. The restricted stock and stock option awards that have been granted generally vest over three to five years of service. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Stock options expire ten years from the date of grant.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The 2007 Plan also provides the Company the ability to amend currently outstanding awards to reduce the per share exercise price of those awards.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2000 Plan as of June 30, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2007	634,875	$8.64
Granted	3,000	8.47
Vested	(119,102)	7.40
Forfeited	(4,000)	9.57

Unvested as of June 30, 2007	514,773	$8.92

As of June 30, 2007, there was $3.9 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of stock option activity under the 2000 Plan as of June 30, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	2,636,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2007	2,636,584	$15.22	2.9	—

Exercisable as of June 30, 2007	2,508,605	$15.30	2.8	—

As of June 30, 2007, there was $0.1 million of total unrecognized compensation cost related to stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.

(4) Acquisitions

On February 1, 2007, the Company acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under its credit facility. The Company purchased WJBR-FM to complement its current market cluster in Philadelphia, PA. Goodwill resulting from this acquisition was primarily related to the radio station’s ratings in its target demographic and growth opportunities in the Wilmington radio market as well as the radio station’s established operations and experienced workforce. The Company operated WJBR-FM under a local marketing agreement

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(“LMA”) with NextMedia Group, Inc. from October 1, 2006 until February 1, 2007. The Company included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA with NextMedia Group, Inc. Effective February 1, 2007, the Company assigned its rights under the asset purchase agreement to a qualified intermediary to provide the option of structuring this acquisition and any subsequent dispositions as a “reverse” like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. On May 7, 2007, WJBR-FM was transferred back from the qualified intermediary to the Company without the Company entering into any such transactions. The Company operated WJBR-FM under a local marketing agreement with the qualified intermediary from February 1, 2007 until May 7, 2007. The Company included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA with the qualified intermediary.

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$429,036
FCC broadcasting license	32,142,000
Goodwill	9,402,523
Other intangibles	179,466
Other	13,388

Payments for acquisition of radio station	$42,166,413

On March 28, 2007, the Company acquired the assets of KBET-AM in Las Vegas, NV from AM Radio 790, Inc. for $2.5 million. This acquisition was funded with cash on hand. The Company purchased KBET-AM to complement its current market cluster in Las Vegas, NV. The operations of KBET-AM have been included in the Company’s results of operations since its acquisition date.

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$439,988
FCC broadcasting license	2,056,000
Goodwill	155,138

Payments for acquisition of radio station	$2,651,126

(5) FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2007 are as follows:

Balance as of December 31, 2006	$206,324,298
Acquisition of WJBR-FM	32,142,000
Acquisition of KBET-AM	2,056,000

Balance as of June 30, 2007	$240,522,298

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(6) Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Balance as of December 31, 2006	$19,931,568
Acquisition of WJBR-FM	9,402,523
Acquisition of KBET-AM	155,138

Balance as of June 30, 2007	$29,489,229

(7) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2006	June 30, 2007

Credit facility:
Revolving credit loan	$54,375,000	$67,319,444
Term loan	100,000,000	128,055,556

	154,375,000	195,375,000
Less current installments	(3,750,000)	—

	$150,625,000	$195,375,000

On April 13, 2007, the Company amended its credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006 and June 30, 2007 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, the Company recorded a $0.4 million loss on extinguishment of long-term debt during the three and six months ended June 30, 2007.

As of June 30, 2007, the Company had $34.8 million in remaining commitments available under the revolving portion of its credit facility; however, as of June 30, 2007, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $17.7 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, its subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $195.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of June 30, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	67,319,444	107,566,667	174,886,111

Total	$67,319,444	$128,055,556	$195,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2007, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2007 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of June 30, 2007, management of the Company believed it was in compliance with applicable financial covenants.

(8) Income Taxes

The Company’s effective tax rate is approximately 39%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Recent Developments

On June 7, 2007, our stockholders approved the adoption of the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). Under the 2007 Plan, we may issue up to 4.0 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants to receive shares of restricted stock, stock options or other stock-based awards. The restricted stock and stock option awards that have been granted generally vest over three to five years of service. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Stock options expire ten years from the date of grant. The 2007 Plan also provides us the ability to amend currently outstanding awards to reduce the per share exercise price of those awards. The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. No new awards will be granted under the 2000 Plan.

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

The advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels generally determine our net revenue. Advertising rates are primarily based on the following factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers as measured principally by the Arbitron Ratings Company;

•	the number of radio stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our revenues are typically lowest in the first calendar quarter of the year.

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expense.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Trade sales revenue	$809,597	$1,052,973	$1,591,453	$2,045,270
Trade sales expense	$872,641	$987,990	$1,713,308	$1,774,964

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

Income Taxes. Our effective tax rate is approximately 39%, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

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

Impairment of FCC Broadcasting Licenses and Goodwill. We are required to estimate the fair value of our FCC broadcasting licenses and reporting units on at least an annual basis. We combine our FCC broadcasting licenses into single units of accounting based on our market clusters for impairment testing purposes. To assist in estimating the fair value of our FCC broadcasting licenses as of December 31, 2006, we obtained appraisals from an independent appraisal company. The appraisal company estimated the fair values of our FM licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The appraisal includes several assumptions and estimates including the determination of future cash flows and an appropriate discount rate. If the appraisal company had made different assumptions or used different estimates, including those used to determine future cash flows and the discount rate, the fair value of our FCC broadcasting licenses could have been materially different. For the purpose of testing our goodwill for impairment, we identified our market clusters as our reporting units. We used internally-generated estimates of future cash flows to determine the fair value of each reporting unit as of December 31, 2006. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. There can be no assurance that impairment of our FCC broadcasting licenses or goodwill will not occur in future periods.

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the six months ended June 30, 2007. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2006	2007	$	%
Net revenue	$32,205,500	$34,835,765	$2,630,265	8.2%
Cost of services	11,441,545	12,430,305	988,760	8.6
Selling, general and administrative expenses	10,813,225	12,043,998	1,230,773	11.4
Corporate general and administrative expenses	2,127,176	2,486,854	359,678	16.9
Interest expense	1,984,830	3,527,305	1,542,475	77.7
Loss on extinguishment of long-term debt	—	366,599	366,599	—

Net Revenue. The $2.6 million increase in net revenue during the three months ended June 30, 2007 was due to improved performance at seven of our eleven market clusters including a $0.4 million increase at our Las Vegas market cluster primarily due to additional net revenue from KDWN-AM, which was acquired during the third quarter of 2006, and a $0.3 million increase at our Ft. Myers-Naples market cluster. The increase also included additional net revenue of $1.7 million from WJBR-FM in Wilmington, DE, which was acquired during the first quarter of 2007. Net revenue from radio stations we operated throughout both periods presented increased $0.3 million during the three months ended June 30, 2007.

Cost of Services. The $1.0 million increase in cost of services during the three months ended June 30, 2007 was primarily due to an increase in programming and promotional expenses at eight of our eleven market clusters and included an aggregate $0.8 million of additional expenses from WJBR-FM and KDWN-AM and a $0.4 million increase at our Miami-Ft. Lauderdale market cluster.

Selling, General and Administrative Expenses. The $1.2 million increase in selling, general and administrative expenses during the three months ended June 30, 2007 was primarily due to an increase in expenses at eight of our eleven market clusters and included an aggregate $0.9 million of additional expenses from WJBR-FM and KDWN-AM.

Corporate General and Administrative Expenses. The $0.4 million increase in corporate general and administrative expenses during the three months ended June 30, 2007 was primarily due to an increase in cash compensation related to our continued development of interactive support services for our radio stations and additional stock-based compensation expense.

Interest Expense. The $1.5 million increase in interest expense during the three months ended June 30, 2007 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced. The increase in interest expense was also partially due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM, and a general increase in interest rates.

Loss on Extinguishment of Long-Term Debt. On April 13, 2007, our credit amendment was amended to, among other things, reduce the interest rate on borrowings under the credit facility, extend the terms and maturities of the credit facility, and adjust the amortization schedule of the credit facility to take such extension of maturity into account. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt during the three ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2006	2007	$	%
Net revenue	$59,284,819	$65,611,652	$6,326,833	10.7%
Cost of services	20,669,931	22,926,674	2,256,743	10.9
Selling, general and administrative expenses	21,350,265	23,771,985	2,421,720	11.3
LMA fees	—	159,084	159,084	—
Corporate general and administrative expenses	4,307,357	5,056,756	749,399	17.4
Interest expense	3,768,927	6,904,483	3,135,556	83.2

Net Revenue. The $6.3 million increase in net revenue during the six months ended June 30, 2007 was due to improved performance at eight of our eleven market clusters including a $1.2 million increase at our Las Vegas market cluster primarily due to additional net revenue from KDWN-AM, which was acquired during the third quarter of 2006, and a $1.0 million increase at our Ft. Myers-Naples market cluster. The increase also included additional net revenue of $3.2 million from WJBR-FM in Wilmington, DE, which was acquired on February 1, 2007. Net revenue from radio stations we operated throughout both periods presented increased $1.9 million during the six months ended June 30, 2007.

Cost of Services. The $2.3 million increase in cost of services during the six months ended June 30, 2007 was primarily due to an increase in programming and promotional expenses at seven of our eleven market clusters and included an aggregate $1.1 million of additional expenses from WJBR-FM and KDWN-AM, a $0.7 million increase at our Philadelphia market cluster, and a $0.6 million increase at our Miami-Ft. Lauderdale market cluster.

Selling, General and Administrative Expenses. The $2.4 million increase in selling, general and administrative expenses during the six months ended June 30, 2007 was primarily due to an increase in expenses at nine of our eleven market clusters and included an aggregate $1.6 million of additional expenses from WJBR-FM and KDWN-AM.

LMA fees. On October 1, 2006, we began operating WJBR-FM under a local marketing agreement, which expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.2 million in LMA fees under the local marketing agreement during the six months ended June 30, 2007.

Corporate General and Administrative Expenses. The $0.7 million increase in corporate general and administrative expenses during the six months ended June 30, 2007 was primarily due to an increase in cash compensation related to our continued development of interactive support services for our radio stations and additional stock-based compensation expense.

Interest Expense. The $3.1 million increase in interest expense during the six months ended June 30, 2007 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced. The increase in interest expense was also partially due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM, and a general increase in interest rates.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. As of August 6, 2007, we had repurchased $11.3 million of our Class A common stock.

Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and six months ended June 30, 2007, we paid $1.5 million and $2.9 for cash dividends, respectively. On May 31, 2007, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million was paid on July 20, 2007, to stockholders of record on June 29, 2007.

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

Our ability to reduce our total leverage ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our cash flows for the six months ended June 30, 2006 and 2007 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,
	2006	2007
Net cash provided by operating activities	$8,201,247	$9,177,151
Net cash used in investing activities	(2,183,993)	(46,086,853)
Net cash provided by (used in) financing activities	(9,249,730)	35,213,264

Net decrease in cash and cash equivalents	$(3,232,476)	$(1,696,438)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.0 million during the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a $5.4 million increase in cash receipts from the sale of advertising airtime. This increase was partially offset by a $2.9 million increase in cash paid for interest and a $1.8 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities in the six months ended June 30, 2007 was primarily related to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $1.4 million. Net cash used in investing activities for the same period in 2006 was primarily due to cash payments for capital expenditures of $2.1 million.

Net Cash Used In Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2007 was primarily related to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $2.9 million, $2.6 million for repurchases of our Class A common stock, and voluntary repayments of $1.0 million of borrowings under our credit facility. Net cash used in financing activities for the same period in 2006 was primarily due to voluntary repayments of $4.0 million of borrowings under our credit facility, cash dividends of $3.0 million, and $2.0 million for repurchases of our Class A common stock.

Credit Facility. As of July 31, 2007, the outstanding balance of our credit facility was $195.4 million. On April 13, 2007, we amended our credit agreement. Our amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006 and June 30, 2007 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt in the three and six months ended June 30, 2007.

As of June 30, 2007, we had $34.8 million in remaining commitments available under the revolving portion of our credit facility; however, as of June 30, 2007, our maximum consolidated total debt covenant would have limited additional borrowings to $17.7 million.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $195.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of June 30, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	67,319,444	107,566,667	174,886,111

Total	$67,319,444	$128,055,556	$195,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and six months ended June 30, 2007, our unused commitment fee was approximately $31,000 and $70,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2007, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2007 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of June 30, 2007, we were in compliance with all applicable financial covenants under the credit facility. As of June 30, 2007, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 5.73 times consolidated operating cash flow, our interest coverage ratio was 2.90 times interest expense, and our fixed charge coverage ratio was 1.57 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2007, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $2.0 million and our net income would decrease by $1.2 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2007	20,425	$8.95	19,800	$19,298,206
May 1 – 31, 2007	34,600	8.93	34,600	18,988,105
June 1 – 30, 2007	67,674	8.59	28,773	18,742,926

Total	122,699

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2000 Equity Plan, 625 and 38,901 shares of our Class A common stock were surrendered to us in April and June, respectively, to fund withholding taxes payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on June 7, 2007. At the meeting our stockholders voted on the election of our directors and the adoption of the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. The results of that vote were as follows:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	169,769,941	157,895	—
Bruce G. Beasley	169,769,941	157,895	—
Caroline Beasley	169,759,141	168,695	—
Brian E. Beasley	169,769,941	157,895	—
Joe B. Cox	169,911,463	16,373	—
Allen B. Shaw	169,923,389	4,447	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	2,800,406	—	—
Herbert W. McCord	2,789,606	10,800	—

2007 Equity Incentive Award Plan	169,641,876	284,560	1,400

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 7, 2007	/s/ George G. Beasley
Name: George G. Beasley Title: Chairman of the Board and Chief Executive Officer

Dated: August 7, 2007	/s/ Caroline Beasley
Name: Caroline Beasley Title: Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)