Form 10-Q
period 2007-09-30
BEASLEY BROADCAST GROUP INC
filed 2007-11-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Class A Common Stock, $.001 par value, 7,096,133 Shares Outstanding as of November 5, 2007

Class B Common Stock, $.001 par value, 16,712,743 Shares Outstanding as of November 5, 2007

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,546,344	$6,089,804
Accounts receivable, less allowance for doubtful accounts of $312,200 in 2006 and $489,983 in 2007	23,594,736	24,577,009
Trade sales receivable	1,079,507	1,427,196
Other receivables	941,597	362,994
Prepaid expenses	1,125,065	2,517,156
Deferred tax assets	787,755	1,499,744

Total current assets	36,075,004	36,473,903
Notes receivable from related parties	4,084,903	3,950,253
Property and equipment, net	25,787,641	26,797,633
FCC broadcasting licenses	206,324,298	240,522,298
Goodwill	19,931,568	29,489,229
Investments	923,504	1,020,837
Other assets	4,840,915	3,208,574

Total assets	$297,967,833	$341,462,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,750,000	$—
Accounts payable	2,574,180	3,353,632
Accrued expenses	8,533,810	9,315,132
Trade sales payable	875,562	989,159

Total current liabilities	15,733,552	13,657,923
Long-term debt	150,625,000	193,375,000
Deferred tax liabilities	42,866,849	46,942,916
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	210,376,152	255,126,590
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,357,323 and 8,382,323 issued in 2006 and 2007, respectively	8,357	8,382
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2006 and 2007	16,712	16,712
Additional paid-in capital	109,988,458	111,854,102
Accumulated deficit	(14,297,106)	(14,424,660)
Accumulated other comprehensive income	287,257	347,001
Treasury stock, Class A, 919,261 and 1,263,790 shares in 2006 and 2007, respectively	(8,411,997)	(11,465,400)

Stockholders’ equity	87,591,681	86,336,137

Total liabilities and stockholders’ equity	$297,967,833	$341,462,727

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,
	2006	2007
Net revenue	$31,056,757	$33,285,701

Costs and expenses:
Cost of services (including stock-based compensation of $3,309 in 2006 and $(2,239) in 2007 and excluding depreciation and amortization shown separately below)	10,824,115	12,501,619
Selling, general and administrative (including stock-based compensation of $73,194 in 2006 and $33,066 in 2007)	10,804,085	12,240,981
Corporate general and administrative (including stock-based compensation of $555,086 in 2006 and $545,586 in 2007)	2,297,060	2,671,256
Depreciation and amortization	708,863	786,352

Total costs and expenses	24,634,123	28,200,208
Operating income	6,422,634	5,085,493
Other income (expense):
Interest expense	(2,576,050)	(3,583,319)
Other non-operating expenses	(33,236)	(6,750)
Interest income	142,132	115,887
Other non-operating income	—	5,500

Income before income taxes	3,955,480	1,616,811
Income tax expense	1,590,171	624,089

Net income	$2,365,309	$992,722

Basic and diluted net income per share	$0.10	$0.04

Dividends declared per common share	$0.06	$0.06

Basic common shares outstanding	23,843,630	23,336,926

Diluted common shares outstanding	23,907,978	23,434,397

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended September 30,
	2006	2007
Net revenue	$90,341,576	$98,897,353

Costs and expenses:
Cost of services (including stock-based compensation of $7,150 in 2006 and $906 in 2007 and excluding depreciation and amortization shown separately below)	31,494,046	35,428,293
Selling, general and administrative (including stock-based compensation of $166,120 in 2006 and $189,613 in 2007)	32,154,350	36,012,966
LMA fees	—	159,084
Corporate general and administrative (including stock-based compensation of $1,381,889 in 2006 and $1,675,150 in 2007)	6,604,417	7,728,012
Depreciation and amortization	2,071,815	2,330,242

Total costs and expenses	72,324,628	81,658,597
Operating income	18,016,948	17,238,756
Other income (expense):
Interest expense	(6,344,977)	(10,487,802)
Loss on extinguishment of long-term debt	—	(366,599)
Other non-operating expenses	(58,704)	(28,786)
Interest income	376,911	333,123
Other non-operating income	32,699	235,862

Income before income taxes	12,022,877	6,924,554
Income tax expense	4,857,242	2,672,878

Net income	$7,165,635	$4,251,676

Basic and diluted net income per share	$0.30	$0.18

Dividends declared per common share	$0.19	$0.19

Basic common shares outstanding	24,000,995	23,370,164

Diluted common shares outstanding	24,180,408	23,496,804

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,
	2006	2007
Net income	$2,365,309	$992,722

Other comprehensive loss:
Unrealized loss on available-for-sale investments (net of income tax benefit of $47,631 in 2006 and $156,025 in 2007)	(75,702)	(247,975)
Unrealized loss on derivative financial instruments (net of income tax benefit of $57,455 in 2006)	(91,316)	—

Other comprehensive loss	(167,018)	(247,975)

Comprehensive income	$2,198,291	$744,747

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
	2006	2007
Net income	$7,165,635	$4,251,676

Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments (net of income tax benefit of $70,803 in 2006 and income tax expense of $37,589 in 2007)	(112,530)	59,744
Unrealized loss on derivative financial instruments (net of income tax benefit of $375,334 in 2006)	(596,530)	—

Other comprehensive gain (loss)	(709,060)	59,744

Comprehensive income	$6,456,575	$4,311,420

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net income	$7,165,635	$4,251,676
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(129,372)	(280,340)
Stock-based compensation	1,555,159	1,865,669
Depreciation and amortization	2,071,815	2,330,242
Amortization of loan fees	285,851	228,238
Loss on extinguishment of long-term debt	—	366,599
Deferred income taxes	3,915,240	3,326,489
Change in operating assets and liabilities:
(Increase) decrease in receivables	382,063	(403,670)
Increase in prepaid expenses	(565,855)	(1,392,091)
(Increase) decrease in other assets	(59,604)	1,374,051
Increase in payables and accrued expenses	1,850,871	1,569,593

Net cash provided by operating activities	16,471,803	13,236,456

Cash flows from investing activities:
Capital expenditures	(3,293,301)	(2,294,441)
Payments for acquisitions of radio stations	(21,997,000)	(44,817,539)
Proceeds from sale of property and equipment	2,176,275	—
Payments for investments	(201,376)	—
Payments from related parties	125,844	134,650

Net cash used in investing activities	(23,189,558)	(46,977,330)

Cash flows from financing activities:
Borrowings from credit facility	16,000,000	42,000,000
Principal repayments to credit facility	(4,000,000)	(3,000,000)
Payments of loan fees	(209,688)	(274,214)
Cash dividends paid	(4,513,211)	(4,388,049)
Payments for treasury stock	(4,184,188)	(3,053,403)
Tax shortfall from vesting of restricted stock	(21,727)	—

Net cash provided by financing activities	3,071,186	31,284,334

Net decrease in cash and cash equivalents	(3,646,569)	(2,456,540)
Cash and cash equivalents at beginning of period	16,278,951	8,546,344

Cash and cash equivalents at end of period	$12,632,382	$6,089,804

Cash paid for interest	$6,158,702	$10,033,461

Cash paid (refunded) for income taxes	$1,401,981	$(562,420)

Supplement disclosure of non-cash operating and investing activities:
Trade sales revenue	$2,794,210	$3,164,973

Trade sales expense	$2,664,838	$2,884,633

Property and equipment acquired through placement of advertising air time	$92,733	$46,248

BEASLEY BROADCAST GROUP, INC

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

Results of the third quarter of 2007 are not necessarily indicative of results for the full year.

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

BEASLEY BROADCAST GROUP, INC

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

A summary of restricted stock activity under the 2007 Plan as of September 30, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2007	—	$—
Granted	5,000	7.19
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2007	5,000	$7.19

As of September 30, 2007, there was approximately $35,000 of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

A summary of restricted stock activity under the 2000 Plan as of September 30, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2007	514,773	$8.92
Vested	—	—
Forfeited	(3,000)	7.25

Unvested as of September 30, 2007	511,773	$8.92

As of September 30, 2007, there was $3.3 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

BEASLEY BROADCAST GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of stock option activity under the 2000 Plan as of September 30, 2007, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2007	2,636,584	$15.22
Exercised	—	—
Forfeited	(5,000)	15.50

Outstanding as of September 30, 2007	2,631,584	$15.22	2.7	—

Exercisable as of September 30, 2007	2,508,605	$15.30	2.6	—

As of September 30, 2007, there was approximately $90,000 of total unrecognized compensation cost related to stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

(4) Acquisitions

On February 1, 2007, the Company acquired the assets of WJBR-FM in Wilmington, DE from NextMedia Group, Inc. for $42.0 million. This acquisition was financed with $42.0 million of borrowings under its credit facility. The Company purchased WJBR-FM to complement its current market cluster in Philadelphia, PA. Goodwill resulting from this acquisition was primarily related to the radio station’s ratings in its target demographic and growth opportunities in the Wilmington radio market as well as the radio station’s established operations and experienced workforce. The Company operated WJBR-FM under a local marketing agreement (“LMA”) with NextMedia Group, Inc. from October 1, 2006 until February 1, 2007. The Company included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA with NextMedia Group, Inc. Effective February 1, 2007, the Company assigned its rights under the asset purchase agreement to a qualified intermediary to provide the option of structuring this acquisition and any subsequent dispositions as a “reverse” like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. On May 7, 2007, WJBR-FM was transferred from the qualified intermediary back to the Company without the Company entering into any such transactions. The Company operated WJBR-FM under a local marketing agreement with the qualified intermediary from February 1, 2007 until May 7, 2007. The Company included revenues earned and expenses incurred, including the associated fee, under the LMA in its results of operations during the term of the LMA with the qualified intermediary.

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$429,036
FCC broadcasting license	32,142,000
Goodwill	9,402,523
Other intangibles	179,466
Other	13,388

Payments for acquisition of radio station	$42,166,413

BEASLEY BROADCAST GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On March 28, 2007, the Company acquired the assets of KBET-AM in Las Vegas, NV from AM Radio 790, Inc. for $2.5 million. This acquisition was funded with cash on hand. The Company purchased KBET-AM to complement its current market cluster in Las Vegas, NV. The operations of KBET-AM have been included in the Company’s results of operations since its acquisition date.

The preliminary purchase price allocation is summarized as follows:

Property and equipment	$439,988
FCC broadcasting license	2,056,000
Goodwill	155,138

Payments for acquisition of radio station	$2,651,126

The following unaudited pro forma results of operations assume that the acquisitions of WJBR-FM and KBET-AM had occurred on January 1, 2006.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net revenue	$32,546,993	$33,285,701	$94,841,190	$98,897,353
Operating income	7,180,333	5,085,493	20,323,293	17,214,464
Net income	2,386,803	992,722	7,250,067	4,090,077
Basic net income per share	0.10	0.04	0.30	0.18
Diluted net income per share	0.10	0.04	0.30	0.17

This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on January 1, 2006 or of results that may occur in the future.

(5) FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$206,324,298
Acquisition of WJBR-FM	32,142,000
Acquisition of KBET-AM	2,056,000

Balance as of September 30, 2007	$240,522,298

(6) Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$19,931,568
Acquisition of WJBR-FM	9,402,523
Acquisition of KBET-AM	155,138

Balance as of September 30, 2007	$29,489,229

BEASLEY BROADCAST GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(7) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2006	September 30, 2007
Credit facility:
Revolving credit loan	$54,375,000	$65,319,444
Term loan	100,000,000	128,055,556

	154,375,000	193,375,000
Less current installments	(3,750,000)	—

	$150,625,000	$193,375,000

On April 13, 2007, the Company amended its credit agreement. The amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006 and September 30, 2007 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, the Company recorded a $0.4 million loss on extinguishment of long-term debt during the nine months ended September 30, 2007.

As of September 30, 2007, the Company had $36.8 million in remaining commitments available under the revolving portion of its credit facility; however, as of September 30, 2007, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $8.0 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, its subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $193.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

BEASLEY BROADCAST GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	65,319,444	107,566,667	172,886,111

Total	$65,319,444	$128,055,556	$193,375,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2007, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2007 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of September 30, 2007, management of the Company believed it was in compliance with applicable financial covenants.

(8) Income Taxes

The Company’s effective tax rate is approximately 39% for both periods presented in 2007 and approximately 40% for both periods presented in 2006, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed approximately 3.2% of net revenue during the three months ended September 30, 2007.

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expense.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Trade sales revenue	$1,202,757	$1,119,703	$2,794,210	$3,164,973
Trade sales expense	$951,530	$1,109,669	$2,664,838	$2,884,633

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

Income Taxes. Our effective tax rate is approximately 39% for both periods presented in 2007 and approximately 40% for both periods presented in 2006, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

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

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment during the nine months ended September 30, 2007. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2006	2007	$	%
Net revenue	$31,056,757	$33,285,701	$2,228,944	7.2%
Cost of services	10,824,115	12,501,619	1,677,504	15.5
Selling, general and administrative expenses	10,804,085	12,240,981	1,436,896	13.3
Corporate general and administrative expenses	2,297,060	2,671,256	374,196	16.3
Interest expense	2,576,050	3,583,319	1,007,269	39.1

Net Revenue. The $2.2 million increase in net revenue during the three months ended September 30, 2007 was partially due to additional net revenue of $1.6 million from WJBR-FM in Wilmington, DE, which was acquired during the first quarter of 2007. The increase was also partially due to a $1.1 million increase at our Miami-Ft. Lauderdale market cluster primarily due to broadcasting the Miami Dolphins football games this season and improved performance in that market. We did not broadcast the Miami Dolphins football games during the 2006 season. These increases were partially offset by a $0.3 million decrease at our Las Vegas market cluster primarily due to weaker performance in that market despite additional net revenue of $0.5 million from KDWN-AM, which was acquired during the third quarter of 2006. Net revenue also decreased at six of our eight other market clusters.

Cost of Services. The $1.7 million increase in cost of services during the three months ended September 30, 2007 was primarily due to a $1.3 million increase at our Miami-Ft. Lauderdale market cluster primarily due to additional expenses from broadcasting the Miami Dolphins football games this season and an increase in other programming and promotional expenses in that market. The increase also included $0.3 million of additional expenses from WJBR-FM.

Selling, General and Administrative Expenses. The $1.4 million increase in selling, general and administrative expenses during the three months ended September 30, 2007 was primarily due to an increase in expenses at nine of our eleven market clusters and included an aggregate $0.7 million of additional expenses from WJBR-FM and KDWN-AM. The increase also included a $0.4 million increase at our Miami-Ft. Lauderdale market cluster partially due to additional expenses from broadcasting the Miami Dolphins football games this season.

Corporate General and Administrative Expenses. The $0.4 million increase in corporate general and administrative expenses during the three months ended September 30, 2007 was primarily due to an increase in cash compensation related to our continued development of interactive support services for our radio stations and severance expense.

Interest Expense. The $1.0 million increase in interest expense during the three months ended September 30, 2007 was primarily due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2006	2007	$	%
Net revenue	$90,341,576	$98,897,353	$8,555,777	9.5%
Cost of services	31,494,046	35,428,293	3,934,247	12.5
Selling, general and administrative expenses	32,154,350	36,012,966	3,858,616	12.0
LMA fees	—	159,084	159,084	—
Corporate general and administrative expenses	6,604,417	7,728,012	1,123,595	17.0
Interest expense	6,344,977	10,487,802	4,142,825	65.3
Loss on extinguishment of long-term debt	—	366,599	366,599	—

Net Revenue. The $8.6 million increase in net revenue during the nine months ended September 30, 2007 was partially due to additional net revenue of $4.8 million from WJBR-FM in Wilmington, DE, which was acquired during the first quarter of 2007. The increase was also partially due to a $1.4 million increase at our Miami-Ft. Lauderdale market cluster primarily due to broadcasting the Miami Dolphins football games this season and improved performance in that market. We did not broadcast the Miami Dolphins football games during the 2006 season. The increase was also partially due to a $0.8 million increase at our Las Vegas market cluster primarily due to additional net revenue of $1.6 million from KDWN-AM, which was acquired during the third quarter of 2006. The increase was also partially due to a $0.8 million increase at our Ft. Myers-Naples market cluster and a $0.5 million increase at our Philadelphia market cluster due to improved performance in those markets.

Cost of Services. The $3.9 million increase in cost of services during the nine months ended September 30, 2007 was partially due to a $2.0 million increase at our Miami-Ft. Lauderdale market cluster primarily due to additional expenses from broadcasting the Miami Dolphins football games this season and an increase in other programming and promotional expenses in that market. The increase was also partially due to an aggregate $1.9 million of additional expenses from WJBR-FM and KDWN-AM and a $0.7 million increase at our Philadelphia market cluster primarily due to a promotional campaign for one of our radio stations in that market. Cost of services decreased at the remaining radio stations in our Las Vegas market cluster and also at four of our seven other market clusters.

Selling, General and Administrative Expenses. The $3.9 million increase in selling, general and administrative expenses during the nine months ended September 30, 2007 was primarily due to an increase in expenses at nine of our eleven market clusters and included an aggregate $2.3 million of additional expenses from WJBR-FM and KDWN-AM. The increase also included a $0.5 million increase at our Miami-Ft. Lauderdale market cluster partially due to additional expenses from broadcasting the Miami Dolphins football games this season and a $0.5 million increase at our Philadelphia market cluster.

LMA fees. On October 1, 2006, we began operating WJBR-FM under a local marketing agreement, which expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.2 million in LMA fees under the local marketing agreement during the nine months ended September 30, 2007.

Corporate General and Administrative Expenses. The $1.1 million increase in corporate general and administrative expenses during the nine months ended September 30, 2007 was primarily due to an increase in cash compensation related to our continued development of interactive support services for our radio stations, additional stock-based compensation expense and severance expense.

Interest Expense. The $4.1 million increase in interest expense during the nine months ended September 30, 2007 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced. The increase in interest expense was also partially due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM, and a general increase in interest rates.

Loss on Extinguishment of Long-Term Debt. On April 13, 2007, our credit agreement was amended to, among other things, reduce the interest rate on borrowings under the credit facility, extend the terms and maturities of the credit facility, and adjust the amortization schedule of the credit facility to take such extension of maturity into account. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD RadioTM, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases and cash dividends.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. As of November 5, 2007, we had repurchased $11.6 million of our Class A common stock.

Our credit agreement also permits us to pay dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and nine months ended September 30, 2007, we paid $1.5 million and $4.4 for cash dividends, respectively. On September 5, 2007, our board of directors declared a quarterly cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million was paid on October 19, 2007, to stockholders of record on September 28, 2007.

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

The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2006 and 2007 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2006	2007
Net cash provided by operating activities	$16,471,803	$13,236,456
Net cash used in investing activities	(23,189,558)	(46,977,330)
Net cash provided by financing activities	3,071,186	31,284,334

Net decrease in cash and cash equivalents	$(3,646,569)	$(2,456,540)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $3.2 million during the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a $7.9 million increase in cash paid for station operating expenses, a $3.9 million increase in cash paid for interest and a $0.8 million increase in cash paid for corporate general and administrative expenses. These increases were partially offset by a $7.4 million increase in cash receipts from the sale of advertising airtime and a $2.0 million decrease in cash paid for income taxes.

Net Cash Used In Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2007 was primarily related to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $2.3 million. Net cash used in investing activities for the same period in 2006 was primarily due to cash payments of $22.0 million for the acquisition of KDWN-AM in Las Vegas and cash payments for capital expenditures of $3.3 million, which were partially offset by cash proceeds of $2.2 million from the sale of radio towers in Boca Raton, FL.

Net Cash Used In Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $4.4 million, $3.1 million for repurchases of our Class A common stock, and voluntary repayments of $3.0 million of borrowings under our credit facility. Net cash provided by financing activities for the same period in 2006 was primarily due to additional borrowings of $16.0 million from our credit facility to finance the acquisition of KDWN-AM in Las Vegas, which were partially offset by voluntary repayments of $4.0 million of borrowings under our credit facility, cash dividends of $4.5 million, and $4.2 million for repurchases of our Class A common stock.

Credit Facility. As of October 31, 2007, the outstanding balance of our credit facility was $193.4 million. On April 13, 2007, we amended our credit agreement. Our amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006 and September 30, 2007 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt in the nine months ended September 30, 2007.

As of September 30, 2007, we had $36.8 million in remaining commitments available under the revolving portion of our credit facility; however, as of September 30, 2007, our maximum consolidated total debt covenant would have limited additional borrowings to $8.0 million.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $193.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of September 30, 2007, the scheduled repayments of the credit facility for the remainder of fiscal 2007 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2007	$—	$—	$—
2008	—	—	—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
Thereafter	65,319,444	107,566,667	172,886,111

Total	$65,319,444	$128,055,556	$193,375,000

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and nine months ended September 30, 2007, our unused commitment fee was approximately $34,000 and $104,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2007, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2007 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

Failure to comply with these financial covenants, to make scheduled interest payments or scheduled principal repayments, or to comply with any other terms of our credit facility could result in the acceleration of the maturity of our debt outstanding thereunder, which could have a material adverse effect on our business, results of operations or financial condition.

As of September 30, 2007, we were in compliance with all applicable financial covenants under the credit facility. As of September 30, 2007, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.00 times consolidated operating cash flow, our interest coverage ratio was 2.53 times interest expense, and our fixed charge coverage ratio was 1.45 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2007, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.9 million and our net income would decrease by $1.2 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

In prior periods, we used interest rate swap agreements to mitigate our exposure to interest rate risk associated with our credit facility however these interest rate swap agreements have expired. As a result, we are now more exposed to the risk of loss arising from adverse changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2007	28,500	$8.65	28,500	$18,495,404
August 1 – 31, 2007	18,300	7.71	18,300	18,353,846
September 1 – 30, 2007	11,000	7.15	11,000	18,274,903

Total	57,800

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 7, 2007	/s/ George G. Beasley
Name: George G. Beasley Title: Chairman of the Board and Chief Executive Officer
Dated: November 7, 2007	/s/ Caroline Beasley
Name: Caroline Beasley Title: Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)