Form 10-K
period 2007-12-31
BEASLEY BROADCAST GROUP INC
filed 2008-03-13
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $57,515,422 based on the number of shares outstanding as of such date and the closing price of $8.90 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 6,969,459 Shares Outstanding as of March 7, 2008

Class B Common Stock, $.001 par value 16,712,743 Shares Outstanding as of March 7, 2008

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2008.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2007

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Philadelphia, PA, Atlanta, GA, Boston, MA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Augusta, GA and Fayetteville, NC.

Recent Developments

We tested our FCC broadcasting licenses for impairment as of December 31, 2007 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, we recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in our West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected growth rates for radio advertising revenue in these markets. For further discussion, see the Critical Accounting Policies section in Item 7 of this report.

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we will consider opportunities to (i) acquire additional radio stations in existing clusters to position us to capitalize on our market expertise and existing relationships with local advertisers to increase revenues of the acquired radio stations; (ii) acquire existing clusters in new markets or establish a presence in new markets where we believe we can build successful clusters over time; and (iii) swap existing radio stations with other radio station owners in new or existing markets. Current FCC rules and regulations do not allow us to add any more radio stations to our existing clusters in the Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA radio markets.

We are also investing in interactive support services to develop and promote our radio station websites. We have begun to derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue within their respective markets directly with other radio stations, as well as with other media such as over-the-air and cable television, newspapers and magazines, outdoor advertising, direct mail, satellite radio, cellular phones and other wireless media, the internet, and other forms of advertising.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. The following are some of the factors that we believe are important to a radio station’s competitive position: (i) transmitter power; (ii) management experience; (iii) assigned frequency; (iv) audience characteristics; (v) local program acceptance; and (vi) the number and characteristics of other radio stations and other advertising media in the market area.

We attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our radio stations and by sales efforts designed to attract advertisers. We conduct extensive market research in an effort to enhance our audience ratings and, in certain circumstances, to identify opportunities to reformat radio stations to reach underserved demographic groups and increase advertising revenue. Our research, programming and promotions strategy combines thorough research with an assessment of our competitors’ vulnerabilities and overall market dynamics in order to identify specific audience and formatting opportunities within each market. Using this research, we tailor our programming and promotions on each radio station to maximize its appeal to its target audience and to respond to the changing preferences of our listeners.

Our radio stations pursue a variety of programming and promotional initiatives designed to develop a distinctive identity and to strengthen the radio stations’ local brand or franchise. In addition, through our research, programming and promotional initiatives, we create a marketable identity for our radio stations to enhance audience share and listener loyalty.

Over the past three years, we have experienced a more competitive environment in our markets and the radio broadcasting industry in general, which has resulted in slower growth in net revenue from radio stations that we have owned for more than one year. We expect the more competitive environment to continue. In response to the slower growth in our net revenue we have focused on improving the operations at our radio stations through investment in programming, promotions and sales while continuing to monitor costs and expenses in other areas.

HD Radio

The FCC selected the In-Band On-Channel as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as HD Radio. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services. HD Radio technology permits a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC has authorized use of HD Radio digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM and AM stations full-time. The FCC has adopted certain rules applicable to digital radio and is continuing to consider final rules for the service.

We currently utilize HD Radio digital technology on a number of our stations and plan to install this technology on most of our other stations over the next few years. In addition to committing to the use of this technology, we also hold a small equity interest in iBiquity. We are also a member of the HD Digital Radio Alliance Association, which has been formed to promote and develop HD Radio and its digital multicast operations.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 29, 2008, we had a staff of 561 full-time employees and 211 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2014
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2014
	WWDB-AM	D	860 kHz	10	08/01/2014
	WXTU-FM	B	92.5 MHz	15.5	08/01/2014

Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012

Boston, MA	WRCA-AM	B	1330 kHz	5	04/01/2014

Miami-Ft. Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2004
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012

Las Vegas, NV	KBET-AM	B	790kHz	1 day/.3 night	10/01/2013
	KCYE-FM	C	104.3 MHz	24.5	10/01/2013
	KDWN-AM	B	720 kHz	50	10/01/2013
	KFRH-FM	C	102.7 MHz	96	10/01/2013
	KKLZ-FM	C	96.3MHz	100	10/01/2013

West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012

Ft. Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012

Wilmington, DE	WJBR-FM	B	99.5 MHz	50	08/01/2014

Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	50 day/10 night	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WGUS-FM	A	102.7 MHz	3	12/01/2011
	WHHD-FM	C3	98.3 MHz	11.5	12/01/2011
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012

Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. We timely-filed a renewal application in October 2003 and informal objections were filed against that application. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do anticipate renewal of WQAM-AM’s license.

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

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been enacted that substantially increases the monetary penalties for broadcasting indecent programming. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The FCC implemented the increased forfeiture amounts in July 2007. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. One of our radio stations was issued a notice of apparent liability for a monetary forfeiture for indecency violations, and is currently subject to an enforcement inquiry with respect to alleged indecency violations, and that radio station as well as certain of our other radio stations are currently subject to separate enforcement inquiries with respect to alleged indecency violations. The increased forfeiture amounts do not apply to any of these pending inquiries. See FCC Licenses above.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. Interested parties, including members of the public, have the opportunity to file objections against assignment and transfer of control applications.

Multiple and Cross-Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations.

Local Radio Ownership Rule. The local radio ownership rule establishes the following limits:

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

In June 2003, the FCC adopted rules, which changed the methodology by which it defines a particular radio market and counts radio stations to determine compliance with the radio multiple ownership restrictions. Such changes generally reduce the number of radio stations counted as being in a “market.” The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In an order adopted in December 2007, the FCC declined to make any further changes to the local radio ownership rule.

Radio-Television Cross-Ownership Rule. The FCC’s radio-television cross-ownership rule permits a single owner to own or control up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

•

in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.

A media voice generally includes each independently-owned, full power television and radio station and each daily newspaper, plus one cable television system per market.

Newspaper-Broadcast Cross-Ownership Rule. The FCC’s currently effective newspaper-broadcast cross-ownership rule prohibits the same owner from owning a broadcast station and a daily English language newspaper in the same geographic market. In its December 2007 Order, the FCC modified this rule to permit cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC’s Order is subject to reconsideration and appeal.

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

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although recently launched rulemaking proceedings propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

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

Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	streaming fees for radio;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; and

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

The FCC has recently adopted a standardized issues/programming form for use by television stations, and is considering requiring the use of the same or a similar form by radio stations. This form requests detailed information concerning what steps a station undertook to determine the issues of concern within its local market, and what amount and nature of news and public service programming was presented to address those issues. In addition, the FCC has released a proceeding in which it has proposed a variety of rules to enhance “localism” concerns, including the possibility of readopting programming standards, based perhaps on the data obtained by the new issues/programming forms; requiring that the main studio of each station be located within the boundaries of its community of license and staffed on a fulltime basis; and other proposals.

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

•

increased competition for advertising revenues with other radio stations, television stations, newspapers and magazines, outdoor advertising, direct mail, satellite radio, cellular phones and other wireless media, the internet and other forms of advertising; and

•

changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include over-the-air and cable television, newspapers and magazines, outdoor advertising, direct mail, satellite radio, cellular phones and other wireless media, the internet and other forms of advertising.

Our radio stations could suffer a reduction in audience ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete more directly with, one of our radio stations; or

•	a new radio station was to adopt a comparable format or if an existing competitor were to improve its audience share.

•	a current or new advertising alternative increased its share of local and national advertising revenue.

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

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described in the following Risk Factor, and that renewal has not yet been granted. We timely-filed a renewal application in October 2003 and informal objections were filed against that application. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. We do anticipate renewal of WQAM-AM’s license.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. Legislation has also been enacted that substantially increases the monetary penalties for broadcasting indecent programming. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The FCC implemented the increased forfeiture amounts in July 2007. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to us a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions’ that inquiry also relates to WRXK. WQAM’s license has not yet been renewed. We timely-filed a renewal application in October 2003 and informal objections were filed against that application. Because we filed a timely renewal application, we continue to operate the radio station under this license in the ordinary course. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending. The increased forfeiture amounts do not apply to any of these pending inquiries.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our company. Various other audio technologies and services that have been developed and introduced, include:

•	personal digital audio devices (e.g. cellular phones, iPods, mp3 players);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2007, we had long-term debt of $191.1 million and stockholders’ equity of $85.2 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our net revenue. These radio stations contributed 48.3% of our net revenue during 2007. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2007, our FCC broadcasting licenses and goodwill represented 79.4% of our total assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we are required to test our FCC broadcasting licenses and goodwill for impairment at least annually which may result in future impairment losses. In 2007, we recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in our West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters. For further discussion, see the Critical Accounting Policies section in Item 7 of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 44.1% of our net revenue during 2007. Although the 2007 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse affect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 75 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock that Mr. Beasley beneficially owns represent 78.9% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and note 15 to the accompanying consolidated financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 29, 2008, we own or lease studio and office space for our radio stations in the following locations:

Location	Radio Station(s)	Owned/Leased
Philadelphia, PA	WRDW-FM, WWDB-AM and WXTU-FM	Third party lease
Camden, NJ	WTMR-AM	Owned
Atlanta, GA	WAEC-AM and WWWE-AM	Third party lease
Boston, MA	WRCA-AM	Third party lease
Miami, FL	WKIS-FM	Owned
	WPOW-FM and WQAM-AM	Third party lease
Las Vegas, NV	All of the radio stations in our Las Vegas, NV market cluster	Third party lease
Boca Raton, FL	WHSR-AM, WSBR-AM and WWNN-AM	Third party lease
Estero, FL	All of the radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Wilmington, DE	WJBR-FM	Third party lease
New Bern, NC	WIKS-FM, WMGV-FM, WSFL-FM and WXNR-FM	Owned
Greenville, NC	WNCT-AM and WNCT-FM	Owned
Augusta, GA	All of the radio stations in our Augusta, GA market cluster	Owned
	Land under the building for the radio stations in Augusta, GA	Related party lease
Fayetteville, NC	All of the radio stations in our Fayetteville, NC market cluster	Owned

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

Fiscal 2007	High	Low
First Quarter	$9.63	$8.22
Second Quarter	9.16	7.45
Third Quarter	9.05	6.54
Fourth Quarter	9.09	4.60

Fiscal 2006
First Quarter	$14.24	$10.11
Second Quarter	12.10	6.38
Third Quarter	7.40	6.23
Fourth Quarter	9.59	6.77

Performance Graph

The following graph compares the cumulative return, for the five-year period ending December 31, 2007, of our Class A common stock to the total cumulative return over the same period of the common stocks in (1) The NASDAQ Composite Index and (2) The NASDAQ Telecommunications Index, which is an index of telecommunications companies, including radio and television broadcasting companies and point-to-point communications services companies. The comparison assumes $100 was invested on December 31, 2002 in our Class A common stock and in each of the comparison groups, with dividends, if any, reinvested.

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Beasley Broadcast Group	$100.00	$138.29	$146.57	$112.96	$80.02	$43.48
NASDAQ Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
NASDAQ Telecommunications Index	$100.00	$168.74	$182.23	$169.09	$216.03	$235.85

We cannot assure you that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predictions as to future stock performance.

Stockholders

As of February 29, 2008, the number of beneficial holders of our Class A common stock was approximately 600. As of February 29, 2008, the number of holders of our Class B common stock was 18.

Dividends

Our credit agreement permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. Our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock during each quarter in 2007. We paid $6.0 million and $5.8 million for cash dividends during the years ended December 31, 2006 and 2007, respectively. We did not pay any cash dividends in 2005.

On December 14, 2007, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on January 18, 2008, to stockholders of record on December 31, 2007. We intend to continue to pay quarterly cash dividends in 2008 however our board of directors will review and declare all subsequent cash dividends at their discretion.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2007	20,800	$7.64	20,800	$18,115,407
November 1 – 30, 2007	17,633	7.20	16,800	17,993,992
December 1 – 31, 2007	26,800	5.97	26,800	17,833,217

Total	65,233

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2000 Equity Plan, 833 shares of our Class A common stock were surrendered to us in November to fund withholding taxes payable.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	2,549,084	$15.26	616,282
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	2,549,084		616,282

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected financial data shown below as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 from our audited consolidated financial statements not included in this report. We have derived the selected financial data shown below as of December 31, 2006 and 2007 and for the years ended 2005, 2006 and 2007 from our audited consolidated financial statements included in Item 8 of this report.

The comparability of the selected financial data shown below has been affected by recent acquisitions. You should read the selected financial data together with “Management Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2003	2004	2005	2006	2007
	(in thousands except per share data)
Operating Data:
Net revenue	$114,482	$122,205	$124,294	$125,190	$133,883
Operating income from continuing operations	$27,067	$29,864	$25,098	$25,929	$21,764
Income from continuing operations	$12,504	$12,031	$10,705	$10,134	$4,771
Net income	$12,771	$12,031	$10,705	$10,134	$4,771
Basic net income from continuing operations per share	$0.52	$0.50	$0.44	$0.42	$0.20
Diluted net income from continuing operations per share	$0.51	$0.49	$0.44	$0.42	$0.20
Basic net income per share	$0.53	$0.50	$0.44	$0.42	$0.20
Diluted net income per share	$0.52	$0.49	$0.44	$0.42	$0.20
Dividends declared per common share	$—	$—	$0.06	$0.25	$0.25

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet:
Total assets	$277,891	$286,300	$280,817	$297,968	$337,152
Total long-term debt	169,987	158,987	144,375	154,375	191,056
Total stockholders’ equity	69,410	81,075	87,998	87,592	85,186

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Philadelphia, PA, Atlanta, GA, Boston, MA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Augusta, GA and Fayetteville, NC. We refer to each group of radio stations that we own in each radio market as a market cluster.

Over the past three years, we have experienced a more competitive environment in our markets and the radio broadcasting industry in general, which has resulted in slower growth in net revenue from radio stations that we have owned for more than one year. We expect the more competitive environment to continue. In response to the slower growth in our net revenue we have focused on improving the operations at our radio stations through investment in programming, promotions and sales while continuing to monitor costs and expenses in other areas.

Recent Developments

We tested our FCC broadcasting licenses for impairment as of December 31, 2007 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, we recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in our West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected growth rates for radio advertising revenue in these markets. For further discussion, see the Critical Accounting Policies section elsewhere in this Item.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our consolidated financial statements and general factors that impact these items.

Net Revenue. Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions, generally 15% of gross revenue. Local revenue generally consists of advertising airtime sales to advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed approximately 1.3%, 1.5% and 3.1% of net revenue during the years ended December 31, 2005, 2006 and 2007, respectively.

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Year ended December 31,
	2005	2006	2007
Trade revenue	$4,811,436	$4,161,965	$4,375,755
Trade expenses	$4,506,082	$3,916,789	$4,260,658

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

Income Taxes. Our effective tax rate was approximately 42% in 2005, 41% in 2006 and 42% in 2007, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

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

Impairment of FCC Broadcasting Licenses. As of December 31, 2007, FCC broadcasting licenses with an aggregate carrying amount of $238.4 million represented 70.7% of our total assets. We are required to estimate the fair value of our FCC broadcasting licenses on at least an annual basis. We combine our FCC broadcasting licenses into single units of accounting based on our market clusters for impairment testing purposes. We estimated the fair values of our FM licenses using discounted future cash flows and the fair values of our AM licenses using a market valuation approach. The discounted cash flow model includes certain assumptions and estimates including: (i) the projected growth rate for radio advertising revenue in each market, (ii) average market share and profit margin for each class of license in each market, (iii) estimated capital start-up capital costs, and (iv) the determination of an appropriate discount rate. If we had made different assumptions or used different estimates the fair value of our FCC broadcasting licenses could have been materially different. We recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in our West Palm Beach, FL, Wilmington, DE and Augusta, GA market clusters in 2007. The impairment losses represented 0.9% of the aggregate carrying amount of our FCC broadcasting licenses as of December 31, 2007 and were primarily due to a decrease in projected growth rates for radio advertising revenue in these markets. There can be no assurance that additional impairments of our FCC broadcasting licenses will not occur in future periods.

Impairment of Goodwill. As of December 31, 2007, goodwill with an aggregate carrying amount of $29.5 million represented 8.7% of our total assets. We are required to estimate the fair value of our reporting units on at least an annual basis. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. We used internally-generated estimates of future cash flows to determine the fair value of each reporting unit as of December 31, 2007. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. There can be no assurance that impairments of our goodwill will not occur in future periods.

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2007. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We believe the adoption of SFAS 159 will not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summary table presents a comparison of our results of operations for the years ended December 31, 2006 and 2007 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2006	2007	$	%
Net revenue	$125,190,251	$133,883,080	$8,692,829	6.9%
Cost of services	42,837,247	48,228,776	5,391,529	12.6
Selling, general and administrative expenses	44,393,566	48,269,043	3,875,477	8.7
Local marketing agreement fees	491,135	159,084	(332,051)	(67.6)
Corporate general and administrative expenses	8,766,454	10,215,468	1,449,014	16.5
Impairment losses	—	2,150,659	2,150,659	—
Interest expense	9,199,555	13,773,934	4,574,379	49.7
Loss on extinguishment of long-term debt	—	366,599	366,599	—

Net Revenue. The $8.7 million increase in net revenue during the year ended December 31, 2007 was partially due to additional net revenue of $4.8 million from WJBR-FM in Wilmington, DE, which was acquired during the first quarter of 2007. The increase was also partially due to a $2.6 million increase at our Miami-Ft. Lauderdale market cluster primarily due to net revenue from broadcasting the Miami Dolphins football games this season. We did not broadcast the Miami Dolphins football games during the 2006 season. The increase was also partially due to a $0.6 million increase at our Las Vegas market cluster primarily due to additional net revenue of $1.9 million from KDWN-AM, which was acquired during the third quarter of 2006. The increase was also partially due to a $0.5 million increase at our Philadelphia market cluster due to improved performance in that market.

Cost of Services. The $5.4 million increase in cost of services during the year ended December 31, 2007 was partially due to a $4.0 million increase at our Miami-Ft. Lauderdale market cluster primarily due to additional expenses from broadcasting the Miami Dolphins football games this season and an increase in other programming and promotional expenses in that market. The increase was also partially due to an aggregate $1.9 million of additional station operating expenses from WJBR-FM and KDWN-AM and a $0.7 million increase at our Philadelphia market cluster primarily due to a promotional campaign for one of our radio stations in that market. Cost of services decreased at the remaining radio stations in our Las Vegas market cluster and also at four of our seven other market clusters.

Selling, General and Administrative Expenses. The $3.9 million increase in selling, general and administrative expenses during the year ended December 31, 2007 was primarily due to an increase in expenses at nine of our eleven market clusters and included an aggregate $2.5 million of additional expenses from WJBR-FM and KDWN-AM. The increase also included a $0.5 million increase at our Miami-Ft. Lauderdale market cluster partially due to additional expenses from broadcasting the Miami Dolphins football games this season and a $0.5 million increase at our Philadelphia market cluster.

Local Marketing Agreement Fees. On October 1, 2006, we began operating WJBR-FM under a local marketing agreement, which expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.2 million in LMA fees under the local marketing agreement during the year ended December 31, 2007.

Corporate General and Administrative Expenses. The $1.4 million increase in corporate general and administrative expenses during the year ended December 31, 2007 was primarily due to an increase in cash compensation primarily related to our continued development of interactive support services for our radio stations, additional stock-based compensation expense and severance expense.

Impairment Losses. We tested our FCC broadcasting licenses for impairment as of December 31, 2007 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, we recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in our West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected growth rates for radio advertising revenue in these markets. For further discussion, see the Critical Accounting Policies section elsewhere in this Item.

Interest Expense. The $4.6 million increase in interest expense during the year ended December 31, 2007 was partially due to the expiration of interest rate swap agreements during the second and third quarters of 2006, which were not replaced. The increase in interest expense was also partially due to additional borrowings from our credit facility to partially finance the acquisitions of KDWN-AM and WJBR-FM, and a general increase in interest rates.

Loss on Extinguishment of Long-Term Debt. On April 13, 2007, our credit agreement was amended to, among other things, reduce the interest rate on borrowings under the credit facility, extend the terms and maturities of the credit facility, and adjust the amortization schedule of the credit facility to take such extension of maturity into account. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt during the year ended December 31, 2007.

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

	Year ended December 31,		Change
	2005	2006	$	%
Net revenue	$124,293,932	$125,190,251	$896,319	0.7%
Cost of services	41,095,051	42,837,247	1,742,196	4.2
Selling, general and administrative expenses	45,005,086	44,393,566	(611,520)	(1.4)
Local marketing agreement fees	—	491,135	491,135	—
Corporate general and administrative expenses	8,053,965	8,766,454	712,489	8.8
Interest expense	7,370,206	9,199,555	1,829,349	24.8

Net Revenue. The $0.9 million increase in net revenue during the year ended December 31, 2006 was partially due to the $1.7 million addition of net revenue from the local marketing agreement with WJBR-FM in Wilmington, DE. The increase in net revenue is also partially due to a $0.9 million increase at our Las Vegas market cluster primarily due to additional net revenue from KDWN-AM, which was acquired during the third quarter of 2006, and a $0.9 million increase at our Augusta market cluster due to improved performance in that cluster. These increases in net revenue were partially offset by a $2.1 million decrease at our Miami-Ft. Lauderdale market cluster and a $0.6 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters. In addition, net revenue during the year ended December 31, 2006 includes an aggregate $0.6 million decrease in trade sales revenue from our market clusters compared to 2005 due to our efforts to reduce the non-cash use of our available airtime.

Cost of Services. The $1.7 million increase in cost of services during the year ended December 31, 2006 was partially due to a $1.7 million increase in programming and promotional expenses related to a format change at one of our radio stations in our Las Vegas market cluster and additional station operating expenses related to KDWN-AM. The increase in cost of services was also partially due to a $0.8 million increase at our Ft. Myers-Naples market cluster and a $0.5 million increase at our Philadelphia market cluster due to increased programming and promotional expenses. These increases in cost of services were partially offset by a $1.4 million decrease at our Miami-Ft. Lauderdale market cluster due to a decrease in promotional expenses related to certain events and decreased contractual costs related to the termination of certain on-air personalities.

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

Local Marketing Agreement Fees. On October 1, 2006, we began operating WJBR-FM in Wilmington, DE under a local marketing agreement that expired upon completion of the acquisition of WJBR-FM on February 1, 2007. We incurred $0.5 million in LMA fees under the local marketing agreement during the year ended December 31, 2006.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. As of February 29, 2008, we had repurchased 1.4 million shares of our Class A common stock for an aggregate $12.5 million.

Our credit agreement also permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the year ended December 31, 2007, we paid $5.8 million for cash dividends. On December 14, 2007, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on January 18, 2008, to stockholders of record on December 31, 2007.

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

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

Our ability to reduce our total leverage ratio under our credit facility by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We anticipate making additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2005, 2006 and 2007 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in Item 8 of this report.

	Year ended December 31,
	2005	2006	2007
Net cash provided by operating activities	$20,467,028	$19,209,469	$18,856,812
Net cash used in investing activities	(2,400,555)	(24,792,888)	(47,912,502)
Net cash provided by (used in) financing activities	(16,637,962)	(2,149,188)	27,059,966

Net increase (decrease) in cash and cash equivalents	1,428,511	(7,732,607)	(1,995,724)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $0.4 million during the year ended December 31, 2007 compared to the same period in 2006 primarily due to a $8.9 million increase in cash paid for station operating expenses, a $4.4 million increase in cash paid for interest and a $1.2 million increase in cash paid for corporate general and administrative expenses. These increases were partially offset by an $11.4 million increase in cash receipts from the sale of advertising airtime and a $2.2 million decrease in cash paid for income taxes.

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

Net Cash Used In Investing Activities. Net cash used in investing activities in the year ended December 31, 2007 was primarily related to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $3.3 million. Net cash used in investing activities in 2006 was primarily due to cash payments of $22.2 million for the acquisition of KDWN-AM in Las Vegas and cash payments for capital expenditures of $4.8 million, which were partially offset by cash proceeds of $2.2 million from the sale of radio towers in Boca Raton, FL. Net cash used in investing activities in 2005 was primarily due to cash payments for capital expenditures of $3.2 million; which were partially offset by cash proceeds of $0.6 million from the sale of a building in Augusta, GA.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities in the year ended December 31, 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $5.8 million, voluntary repayments of $5.3 million of borrowings under our credit facility, and $3.5 million for repurchases of our Class A common stock. Net cash used in financing activities in 2006 was primarily due to voluntary repayments of $6.0 million of borrowings under our credit facility, cash dividends of $6.0 million, and $5.9 million for repurchases of our Class A common stock which were partially offset by additional borrowings of $16.0 million from our credit facility to partially finance the acquisition of KDWN-AM in Las Vegas, NV. Net cash used in financing activities in 2005 was primarily due to scheduled repayments of $5.6 million and voluntary repayments of $9.0 million of borrowings under our credit facility and $1.9 million for purchases of our Class A common stock.

Credit Facility. As of February 29, 2008, the outstanding balance of our credit facility was $189.3 million. On April 13, 2007, we amended our credit agreement. Our amended credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% and 6.4888% as of December 31, 2006 and 2007, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit agreement, we recorded a $0.4 million loss on extinguishment of long-term debt in the year ended December 31, 2007.

As of December 31, 2007, we had $39.1 million in remaining commitments available under the revolving portion of our credit facility; however, as of December 31, 2007, our maximum consolidated total debt covenant would have limited additional borrowings to $1.1 million.

The credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $191.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of December 31, 2007, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
2012	—	10,244,444	10,244,444
Thereafter	63,000,000	97,322,223	160,322,223

Total	$63,000,000	$128,055,556	$191,055,556

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the year ended December 31, 2007, our unused commitment fee was approximately $139,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of December 31, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of December 31, 2007, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of December 31, 2007, we were in compliance with all applicable financial covenants under the credit facility. As of December 31, 2007, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.21 times consolidated operating cash flow, our interest coverage ratio was 2.30 times interest expense, and our fixed charge coverage ratio was 1.39 times fixed charges.

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

Contractual Obligations

As of December 31, 2007, our contractual obligations consist of the following:

	Payments due by period
Contractual Obligations	1 year	2-3 years	4-5 years	More than 5 years	Total
Long-Term Debt (1)	$—	$11,204,861	$19,528,472	$160,322,223	$191,055,556
Interest (2)	12,397,213	24,249,130	22,286,065	20,781,756	79,714,164
Operating Leases (3)	2,896,347	4,301,913	2,778,936	9,564,840	19,542,036
Purchase Obligations (4)	7,855,730	5,416,840	24,000	36,000	13,332,570

Total Contractual Obligations	$23,149,290	$45,172,744	$44,617,473	$190,704,819	$303,644,326

(1)	Long-term debt consists of the outstanding principal under our credit facility.
(2)	Interest consists of estimated interest payments until maturity under our credit facility using the interest rate payable as of December 31, 2007.
(3)	Operating leases includes leases for office and studio space and towers.
(4)	Purchase obligations includes contracts for rating services, sports programming rights, consultants and on-air personalities not employed by us.

Related Party Transactions

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $35,000 for the year ended December 31, 2007. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2007, the aggregate outstanding balance of the notes receivable was $3.9 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.77%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $271,000 for the year ended December 31, 2007.

We lease radio towers for 22 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $543,000 for the year ended December 31, 2007.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 for the year ended December 31, 2007.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. Rental expense was approximately $137,000 for the year ended December 31, 2007.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $147,000 for the year ended December 31, 2007.

As of December 31, 2007, future minimum payments to related parties for the next five years and thereafter, which are included in the Contractual Obligations table above, are summarized as follows:

2008	$673,838
2009	630,106
2010	532,446
2011	533,336
2012	534,252
Thereafter	4,165,713

Total	$7,069,691

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including payroll and equipment. The exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of December 31, 2007, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.9 million and our net income would decrease by $1.2 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. We have also audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements and financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of the internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Beasley Broadcast Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC

March 11, 2008

Fort Lauderdale, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Beasley Broadcast Group, Inc. and subsidiaries for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Beasley Broadcast Group, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 6, 2006

Tampa, Florida

Certified Public Accountants

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,546,344	$6,550,620
Accounts receivable, less allowance for doubtful accounts of $312,200 in 2006 and $406,083 in 2007	23,594,736	23,604,523
Trade sales receivable	1,079,507	1,078,579
Other receivables	941,597	394,101
Prepaid expenses	1,125,065	1,518,823
Deferred tax assets	787,755	1,257,585

Total current assets	36,075,004	34,404,231
Notes receivable from related parties	4,084,903	3,903,623
Property and equipment, net	25,787,641	27,092,880
FCC broadcasting licenses	206,324,298	238,371,639
Goodwill	19,931,568	29,489,229
Investments	923,504	496,171
Other assets	4,840,915	3,394,504

Total assets	$297,967,833	$337,152,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,750,000	$—
Accounts payable	2,574,180	3,371,285
Accrued expenses	8,533,810	8,242,156
Trade sales payable	875,562	836,460

Total current liabilities	15,733,552	12,449,901
Long-term debt, less current installments	150,625,000	191,055,556
Deferred tax liabilities	42,866,849	47,310,538
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	210,376,152	251,966,746
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,357,323 and 8,395,332 issued in 2006 and 2007, respectively	8,357	8,395
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2006 and 2007	16,712	16,712
Additional paid-in capital	109,988,458	112,407,803
Treasury stock, Class A common stock, 919,261 and 1,329,023 shares in 2006 and 2007, respectively	(8,411,997)	(11,913,111)
Accumulated deficit	(14,297,106)	(15,359,228)
Accumulated other comprehensive income	287,257	24,960

Total stockholders’ equity	87,591,681	85,185,531

Total liabilities and stockholders’ equity	$297,967,833	$337,152,277

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Net revenue	$124,293,932	$125,190,251	$133,883,080

Costs and expenses:
Cost of services (including stock-based compensation of $704 and $1,208 in 2006 and 2007, respectively and excluding depreciation and amortization shown separately below)	41,095,051	42,837,247	48,228,776
Selling, general and administrative (including stock-based compensation of $36,027, $211,740 and $225,388 in 2005, 2006 and 2007, respectively)	45,005,086	44,393,566	48,269,043
LMA fees	—	491,135	159,084
Corporate general and administrative (including stock-based compensation of $1,060,585, $1,939,857 and $2,192,787 in 2005, 2006 and 2007, respectively)	8,053,965	8,766,454	10,215,468
Depreciation and amortization	2,897,059	2,773,086	3,096,417
Impairment losses	2,002,968	—	2,150,659
Asset purchase agreement termination costs	141,449	—	—

Total costs and expenses	99,195,578	99,261,488	112,119,447
Operating income	25,098,354	25,928,763	21,763,633
Other income (expense):
Interest expense	(7,370,206)	(9,199,555)	(13,773,934)
Loss on extinguishment of long-term debt	—	—	(366,599)
Other non-operating expenses	(87,450)	(58,704)	(49,965)
Interest income	498,908	499,364	446,894
Other non-operating income	214,967	32,699	246,112

Income before income taxes	18,354,573	17,202,567	8,266,141
Income tax expense	7,649,244	7,068,390	3,494,870

Net income	$10,705,329	$10,134,177	$4,771,271

Basic and diluted net income per share	$0.44	$0.42	$0.20

Dividends declared per common share	$0.06	$0.25	$0.25

Basic common shares outstanding	24,201,679	23,890,371	23,349,013

Diluted common shares outstanding	24,325,976	24,205,842	23,518,053

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Net income	$10,705,329	$10,134,177	$4,771,271

Other comprehensive loss:
Unrealized loss on available-for-sale investment (net of income tax benefit of $987,126, $124,356 and $165,037 for the years ended December 31, 2005, 2006 and 2007, respectively)	(1,568,874)	(197,644)	(262,297)
Unrealized loss on derivative financial instruments (net of income tax benefit of $13,287 and $375,334 for the years ended December 31, 2005 and 2006, respectively)	(21,119)	(596,530)	—

Other comprehensive loss	(1,589,993)	(794,174)	(262,297)

Comprehensive income	$9,115,336	$9,340,003	$4,508,974

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders' Equity
	Class A		Class B		Additional Paid-In Capital	Teasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of December 31, 2004	7,459,364	7,460	16,817,743	16,817	106,679,201	(43,065)	(623,209)	—	(27,676,506)	2,671,424	81,075,187
Conversion of Class B common stock to Class A common stock	105,000	105	(105,000)	(105)	—	—	—	—	—	—	—
Stock-based compensation	267,500	267	—	—	3,833,333	—	—	(3,833,600)	—	—	—
Exercise of stock options	3,000	3	—	—	24,747	—	—	—	—	—	24,750
Tax benefit from exercise of stock options	—	—	—	—	11,330	—	—	—	—	—	11,330
Other equity transaction	—	—	—	—	46,783	—	—	—	—	—	46,783
Purchase of treasury stock	—	—	—	—	—	(131,911)	(1,865,089)	—	—	—	(1,865,089)
Amortization of unearned compensation	—	—	—	—	—	—	—	1,096,612	—	—	1,096,612
Net income	—	—	—	—	—	—	—	—	10,705,329	—	10,705,329
Cash dividends, $0.0625 per common share	—	—	—	—	—	—	—	—	(1,506,571)	—	(1,506,571)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,589,993)	(1,589,993)

Balances as of December 31, 2005	7,834,864	7,835	16,712,743	16,712	110,595,394	(174,976)	(2,488,298)	(2,736,988)	(18,477,748)	1,081,431	87,998,338
Stock-based compensation	522,459	522	—	—	2,151,779	—	—	—	—	—	2,152,301
Tax shortfall from vesting of restricted stock	—	—	—	—	(21,727)	—	—	—	—	—	(21,727)
Reversal of unearned compensation upon adoption of SFAS 123(R)	—	—	—	—	(2,736,988)	—	—	2,736,988	—	—	—
Purchase of treasury stock	—	—	—	—	—	(744,285)	(5,923,699)	—	—	—	(5,923,699)
Net income	—	—	—	—	—	—	—	—	10,134,177	—	10,134,177
Cash dividends, $0.25 per common share	—	—	—	—	—	—	—	—	(5,953,535)	—	(5,953,535)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(794,174)	(794,174)

Balances as of December 31, 2006	8,357,323	8,357	16,712,743	16,712	109,988,458	(919,261)	(8,411,997)	—	(14,297,106)	287,257	87,591,681
Stock-based compensation	38,009	38	—	—	2,419,345	—	—	—	—	—	2,419,383
Purchase of treasury stock	—	—	—	—	—	(409,762)	(3,501,114)	—	—	—	(3,501,114)
Net income	—	—	—	—	—	—	—	—	4,771,271	—	4,771,271
Cash dividends, $0.25 per common share	—	—	—	—	—	—	—	—	(5,833,393)	—	(5,833,393)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(262,297)	(262,297)

Balances as of December 31, 2007	8,395,332	8,395	16,712,743	16,712	112,407,803	(1,329,023)	(11,913,111)	—	(15,359,228)	24,960	85,185,531

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$10,705,329	$10,134,177	$4,771,271
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(305,354)	(245,176)	(115,097)
Stock-based compensation	1,096,612	2,152,301	2,419,383
Provision for bad debts	1,358,367	985,491	1,321,720
Depreciation and amortization	2,897,059	2,773,086	3,096,417
Impairment loss	2,002,968	—	2,150,659
Asset purchase agreement termination costs	141,449	—	—
Amortization of loan fees	451,172	381,135	294,715
Loss on extinguishment of long-term debt	—	—	366,599
Gain on sale of building	(204,366)	—	—
Deferred income taxes	3,515,581	5,322,767	4,138,895
Change in operating assets and liabilities:
Increase in receivables	(1,453,716)	(3,406,579)	(784,011)
(Increase) decrease in prepaid expenses	(44,518)	638,595	(393,758)
(Increase) decrease in other assets	(360,051)	(803,995)	1,072,699
Increase in payables and accrued expenses	666,496	1,277,667	517,320

Net cash provided by operating activities	20,467,028	19,209,469	18,856,812

Cash flows from investing activities:
Capital expenditures	(3,177,562)	(4,776,092)	(3,276,243)
Payments for acquisitions of radio stations	—	(22,161,142)	(44,817,539)
Proceeds from sale of building	620,000	—	—
Proceeds from sale of towers	—	2,176,275	—
Payments for investments	(1,375)	(201,376)	—
Repayment of notes receivable from related parties	158,382	169,447	181,280

Net cash used in investing activities	(2,400,555)	(24,792,888)	(47,912,502)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	16,000,000	42,000,000
Principal payments on indebtedness	(14,611,906)	(6,000,000)	(5,319,444)
Payments of loan fees	(232,500)	(209,688)	(274,214)
Proceeds from exercise of stock options	24,750	—	—
Other equity transaction	46,783	—	—
Cash dividends paid	—	(5,994,074)	(5,845,262)
Payments for treasury stock	(1,865,089)	(5,923,699)	(3,501,114)
Tax shortfall from vesting of restricted stock	—	(21,727)	—

Net cash provided by (used in) financing activities	(16,637,962)	(2,149,188)	27,059,966

Net increase (decrease) in cash and cash equivalents	1,428,511	(7,732,607)	(1,995,724)
Cash and cash equivalents at beginning of year	14,850,440	16,278,951	8,546,344

Cash and cash equivalents at end of year	$16,278,951	$8,546,344	$6,550,620

Cash paid for interest	$6,986,377	$8,906,516	$13,339,851

Cash paid (refunded) for income taxes	$5,033,545	$1,644,731	$(554,170)

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$89,747	$123,455	$76,923

Issuance of restricted stock	$3,833,600	$—	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is acquiring, developing, and operating radio stations throughout the United States. The Company owns and operates 44 radio stations in the following markets: Philadelphia, PA, Atlanta, GA, Boston, MA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Augusta, GA and Fayetteville, NC.

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

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. For income tax purposes, property and equipment is depreciated using accelerated methods. Repairs and maintenance are charged to expense as incurred. If an event or change in circumstances were to indicate that the carrying amount of property and equipment is not recoverable, the carrying amount will be reduced to the estimated fair value.

FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are stated at cost less the accumulated amortization recorded through December 31, 2001, at which time the Company adopted SFAS 142, Goodwill and Other Intangibles. FCC broadcasting licenses and goodwill are not amortized but are tested for impairment at least annually as of December 31 in accordance with the provisions of SFAS 142. If the annual impairment test or an event or change in circumstances were to indicate that the carrying amount of the Company’s FCC broadcasting licenses or goodwill is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investments

The Company’s investments in MIVA (formerly known as FindWhat.com) and ioWorldMedia are classified as available-for-sale and recorded at fair value based on their quoted market prices. Unrealized gains or losses on MIVA and ioWorldMedia are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s investments in iBiquity are recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities. Any realized gains and losses will be reported in the consolidated statements of operations. The Company will recognize a loss if an investment is determined to be other than temporarily impaired.

Loan Fees

The costs related to the issuance of debt are capitalized and accounted for as interest expense using the effective interest method over the life of the related debt.

Revenue Recognition

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the consolidated financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded.

Concentration of Risk

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 51.4%, 49.2% and 48.3% of the Company’s net revenue during 2005, 2006 and 2007, respectively.

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

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in 2005.

Net income	$10,705,329
Add stock-based compensation expense included in reported net income (net of income tax benefit of $423,511)	673,101
Deduct total stock-based compensation expense determined under fair value based methods for all awards (net of income tax benefit of $671,854)	(1,067,802)

Adjusted net income	$10,310,628

Net income per share:
Basic and diluted—as reported	$0.44

Basic—as adjusted	$0.43

Diluted—as adjusted	$0.42

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Company may only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company records interest and penalties related to unrecognized tax benefits as incurred as tax positions are taken. Interest and penalties will be recorded as a component of income tax expense. The Company did not recognize any adjustment as a result of adopting FIN 48.

Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted earnings per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $14,000 or $18,000 if aged 50 years or older in 2005, $15,000 or $20,000 if aged 50 years or older in 2006 and $15,500 or $20,500 if aged 50 years or older in 2007. There was no employer matching contributions for the years ended December 31, 2005, 2006 and 2007.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company uses interest rate swap agreements to reduce the potential impact of changes in interest rates on its credit facility. These swap agreements are all designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of SFAS 133, Accounting for Derivative and Hedging Activities. The swap agreements are reported at fair value in the consolidated balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

(3) Acquisitions

Radio station acquisitions are accounted for by the purchase method for financial statement purposes, and accordingly, the purchase price is allocated to the assets acquired based on their estimated fair market values at the date of the acquisition. Operations of acquired radio stations are included in the results of the Company from the acquisition date of each radio station.

2007 Acquisitions

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

The purchase price allocation is summarized as follows:

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

The purchase price allocation is summarized as follows:

Property and equipment	$439,988
FCC broadcasting license	2,056,000
Goodwill	155,138

Payments for acquisition of radio station	$2,651,126

The following unaudited pro forma results of operations assume that the acquisitions of WJBR-FM and KBET-AM had occurred on January 1, 2006.

	(Unaudited) Year ended December 31,
	2006	2007
Net revenue	$129,689,865	$133,883,080
Operating income	28,198,899	21,739,341
Net income	9,861,081	4,617,917
Basic and diluted net income per share	0.41	0.20

This unaudited pro forma information is not necessarily indicative of what would have occurred had the acquisitions been completed on January 1, 2006 or of results that may occur in the future.

2006 Acquisition

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

(4) Derivative Financial Instruments

As of January 1, 2006, the Company was a party to five interest rate swap agreements with a $75.0 million aggregate notional amount. These agreements expired during the second and third quarter of 2006. The Company received additional interest of $0.6 million and $1.0 million under its swap agreements for the year ended December 31, 2005 and 2006, respectively. The amount received or paid is based on the differential between the specified rates of the swap agreements and the variable interest rate of the credit facility.

(5) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2006	2007
Land, buildings and improvements	$15,081,722	$15,219,570	15-30
Broadcast equipment	18,527,683	19,895,965	5-15
Transportation equipment	1,793,182	1,780,172	5
Office equipment	4,191,619	3,959,463	5-10
Construction in progress	2,060,452	3,210,451	—

	41,654,658	44,065,621
Less accumulated depreciation and amortization	(15,867,017)	(16,972,741)

	$25,787,641	$27,092,880

(6) FCC Broadcasting Licenses and Goodwill

The changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2007 are as follows:

Balance as of December 31, 2006	$206,324,298
Acquisition of WJBR-FM	32,142,000
Acquisition of KBET-AM	2,056,000
Impairment losses	(2,150,659)

Balance as of December 31, 2007	$238,371,639

The Company tested its FCC broadcasting licenses for impairment as of December 31, 2006 and 2007 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, the Company recorded impairment losses of $2.2 million as of December 31, 2007 related to the FCC broadcasting licenses in its West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected growth rates for radio advertising revenue in these markets.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

Balance as of December 31, 2006	$19,931,568
Acquisition of WJBR-FM	9,402,523
Acquisition of KBET-AM	155,138

Balance as of December 31, 2007	$29,489,229

(7) Investments

As of December 31, 2006 and 2007, the Company held 200,000 shares of common stock of MIVA (formerly known as FindWhat.com). The fair value of the common stock was $676,000 and $382,000 as of December 31, 2006 and 2007, respectively. The unrealized gain reported in accumulated other comprehensive income was $476,000 and $182,000 as of December 31, 2006 and 2007, respectively.

As of December 31, 2006 and 2007, the Company held 533,334 shares of common stock of ioWorldMedia. The fair value of the common stock was $192,000 and approximately $59,000 as of December 31, 2006 and 2007, respectively. The unrealized loss reported in accumulated other comprehensive income was $8,000 and approximately $141,000 as of December 31, 2006 and 2007, respectively. The investment in ioWorldmedia has been in a continuous unrealized loss position for less than one year.

As of December 31, 2006 and 2007, the Company held 5,394 shares of series A preferred stock of iBiquity Digital. The carrying amount of the series A preferred stock was approximately $50,000 as of December 31, 2006 and 2007. As of December 31, 2006 and 2007, the Company held 1,792 shares of series C preferred stock of iBiquity Digital. The carrying amount of the series C preferred stock was approximately $6,000 as of December 31, 2006 and 2007. The Company does not believe there have been any events or changes in circumstances during 2007 that indicated its investments in iBiquity may not be recoverable.

(8) Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2006	2007
Accrued payroll	$2,673,541	$2,654,277
Dividends payable	1,466,032	1,454,163
Deferred revenue	1,257,430	938,645
Other accrued expenses	3,136,807	3,195,071

	$8,533,810	$8,242,156

(9) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2006	2007
Credit facility:
Revolving credit loan	$54,375,000	$63,000,000
Term loan	100,000,000	128,055,556

	154,375,000	191,055,556
Less current installments	(3,750,000)	—

	$150,625,000	$191,055,556

As of December 31, 2006, the credit facility consisted of a revolving credit loan with a maximum commitment of $119.4 million and a term loan of $100.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.875% as of December 31, 2006.

On April 30, 2007, the Company amended its credit agreement. The maximum commitment of the revolving credit loan was decreased to $102.1 million and the term loan was increased to $128.1 million. The proceeds from the increased term loan were used to reduce the outstanding balance under the revolving credit loan. The maturity date was extended to June 30, 2015. In connection with the amended credit agreement, the Company recorded a $0.4 million loss on extinguishment of long-term debt during the year ended December 31, 2007.

As of December 31, 2007, the credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% as of December 31, 2007 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2007, the Company had $39.1 million in remaining commitments available under its credit facility; however, as of December 31, 2007, the Company’s maximum total leverage covenant would have limited additional borrowings to $1.1 million.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $191.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of December 31, 2007, the scheduled repayments of the credit facility for the next five years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
2012	—	10,244,444	10,244,444
Thereafter	63,000,000	97,322,223	160,322,223

Total	$63,000,000	$128,055,556	$191,055,556

The Company must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $265,000, $275,000 and $139,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of December 31, 2007, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of December 31, 2007, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from January 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of December 31, 2007, management of the Company believed it was in compliance with applicable financial covenants.

(10) Fair Value of Financial Instruments

The Company’s significant financial instruments and the methods used to estimate their fair values are as follows:

•

Notes receivable from related parties—The fair value of the Company’s notes receivable from related parties, which carry a fixed rate of interest of 6.77% is $3.9 million, based on current market rates.

•	Investments—The fair value of the Company’s available-for-sale investment is estimated using quoted market prices.

•	Long-term debt—The carrying amount of the Company’s long-term debt approximates fair value due to the variable interest rate, which is based on current market rates.

(11) Stockholders’ Equity

The Company has two classes of common stock: Class A common stock and Class B common stock. In the election of directors, the holders of Class A common stock are entitled by class vote, exclusive of other stockholders, to elect two of the Company’s directors, with each Class A share being entitled to one vote. In the election of the other six directors and all other matters submitted to the stockholders for a vote, the holders of Class A shares and Class B shares shall vote as a single class, with each Class A share being entitled to one vote and each Class B share entitled to ten votes.

The Company’s credit agreement permits it to purchase up to $50.0 million of the Company’s common stock and on June 10, 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, the board of directors authorized the Company to increase the remaining balance under its previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, the board of directors authorized the extension of the repurchase period for one additional year. The Company paid $1.9 million to repurchase 131,911 shares in 2005, $5.9 million to repurchase 744,285 shares in 2006, and $3.5 million to repurchase 409,762 shares in 2007. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

(12) Stock-Based Compensation

As of December 31, 2006, the Company had one stock-based compensation plan. The 2000 Equity Plan of Beasley Broadcast Group, Inc. (the “2000 Plan”) permitted the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 4.0 million shares of Class A common stock.

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

The 2000 Plan was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of June 7, 2007	—	$—
Granted	22,000	5.96
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2007	22,000	$5.96

As of December 31, 2007, there was approximately $113,000 of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2006	267,500	$14.38
Granted	526,076	7.97
Vested	(94,167)	14.38
Forfeited	(3,617)	13.14

Unvested as of December 31, 2006	695,792	$9.39
Granted	27,000	9.45
Vested	(215,352)	10.36
Forfeited	(10,991)	8.94

Unvested as of December 31, 2007	496,449	$8.86

As of December 31, 2007, there was $2.6 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of each stock option award under the 2000 Plan was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility was based on implied and historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes option pricing model. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury rates in effect for the contractual term at the time of grant. No stock option awards were granted during the year ended December 31, 2006 or 2007.

2005
Expected volatility	57%
Expected dividends	—
Expected term (in years)	7
Risk-free interest rate	4.24%

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	2,709,334	$15.20
Granted	—	—
Exercised	—	—
Forfeited	(72,750)	14.68

Outstanding as of December 31, 2006	2,636,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	(87,500)	15.24

Outstanding as of December 31, 2007	2,549,084	$15.26	2.5	—

Exercisable as of December 31, 2007	2,471,417	$15.25	2.3	—

The weighted-average grant-date fair value of the stock options granted during the year ended December 31, 2005 was $17.53. The total intrinsic value of the stock options exercised during the year ended December 31, 2005 was approximately $28,000. As of December 31, 2007, there was approximately $59,000 of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.0 year.

(13) Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2005	2006	2007
Federal:
Current	$3,182,046	$1,159,563	$—
Deferred	2,814,068	4,270,908	2,893,662

	5,996,114	5,430,471	2,893,662
State:
Current	952,153	673,150	27,942
Deferred	700,977	964,769	573,266

	1,653,130	1,637,919	601,208

	$7,649,244	$7,068,390	$3,494,870

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2005	2006	2007
Expected tax expense	$6,240,555	$5,848,873	$2,810,488
State income taxes, net of federal benefit	1,174,381	1,065,785	570,507
Valuation allowance	(126,235)	23,093	(263,197)
Other	360,543	130,639	377,072

	$7,649,244	$7,068,390	$3,494,870

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2007
Deferred tax assets:
Allowance for doubtful accounts	$120,572	$156,829
Unrealized loss on investment	128,218	293,254
Accrued expenses	667,184	691,813
Other long-term liabilities	444,420	444,420
Stock-based compensation	735,354	808,376
Net operating losses	561,642	2,099,314

Subtotal	2,657,390	4,494,006
Valuation allowance	(561,642)	(283,011)

Total	2,095,748	4,210,995

Deferred tax liabilities:
Prepaid expenses	—	(1,023,023)
Property and equipment	(1,654,564)	(1,615,071)
Intangibles	(42,520,278)	(47,606,767)
Other assets	—	(19,087)

Total	(44,174,842)	(50,263,948)

Net deferred tax liabilities	$(42,079,094)	$(46,052,953)

As of December 31, 2007, the Company has federal and state net operating losses of $4.2 million and $14.3 million, respectively, which expire in various years through 2027. The valuation allowance relates to net operating losses which management has determined, more likely than not, that such losses will not be utilized before they expire.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and determined that no adjustment to stockholders’ equity was required due to the adoption of FIN 48. As of December 31, 2007, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2003.

(14) Earnings Per Share

Net income per share calculation information is as follows:

	2005	2006	2007
Net income	$10,705,329	$10,134,177	$4,771,271

Weighted-average shares outstanding:
Basic	24,201,679	23,890,371	23,349,013
Effect of dilutive securities
Stock options	52,134	17,545	138
Restricted stock	72,163	297,926	168,902

Diluted	24,325,976	24,205,842	23,518,053

Net income per basic and diluted share	$0.44	$0.42	$0.20

(15) Related Party Transactions

Notes receivable from related parties totaling $3.9 million as of December 31, 2007 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.77%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $294,000, $283,000 and $271,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $529,000, $542,000 and $543,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

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

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $25,000, $26,000 and $27,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. Rental expense was approximately $124,000, $134,000 and $137,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company leased office and studio space in Boca Raton, FL from BFT until the building was sold to a third party during the second quarter of 2006. Rental expense was approximately $90,000 and $46,000 for the years ended December 31, 2005 and 2006, respectively.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $33,000, $34,000 and $35,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $111,000, $119,000 and $147,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

From time to time, the Company leased aircraft for business trips from Riviera Management, LLC, which is wholly-owned by George G. Beasley, until the aircraft was sold to a third party during the first quarter of 2007. Rental expense was approximately $131,000 and $66,000 for the years ended December 31, 2005 and 2006, respectively. The aircraft was not leased in 2007.

As of December 31, 2007, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2008	$673,838
2009	630,106
2010	532,446
2011	533,336
2012	534,252
Thereafter	4,165,713

Total	$7,069,691

(16) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.0 million, $2.4 million and $2.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2007, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2008	$10,078,239
2009	6,334,576
2010	2,221,625
2011	943,332
2012	792,016
Thereafter	5,435,127

Total	$25,804,915

WQAM-AM’s license renewal is currently subject to objections and indecency-related proceedings at the FCC, described below, and that renewal has not yet been granted. The Company timely-filed a renewal application in October 2003 and informal objections were filed against that application. Because the Company filed a timely renewal application, it continues to operate the radio station under this license in the ordinary course. The Company does anticipate renewal of WQAM-AM’s license.

In February 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on one day in September 2003. In November 2004, the FCC issued to the Company a notice of apparent liability for a monetary forfeiture of $55,000 for alleged indecency violations relating to broadcasts on two additional days in September 2003 at WQAM-AM. In December 2004, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on eight different dates in 2004 on the Howard Stern Show; that inquiry also relates to WRXK-FM, which also carried the Howard Stern Show at that time. In August 2005, the FCC initiated an enforcement inquiry in response to allegations that WQAM-AM had broadcast indecent material on four different occasions; that inquiry also relates to WRXK. Other complaints involving the broadcast of alleged indecent or profane material by radio stations the Company owns remain pending. In June 2006, the maximum permitted fines increased to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The increased forfeiture amounts do not apply to any of these pending inquiries.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(17) Selected Quarterly Data (Unaudited)

The following unaudited information shows selected items for each quarter of the Company’s two most recent fiscal years.

Year ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$30,775,887	$34,835,765	$33,285,701	$34,985,727
Operating income	5,108,273	7,044,990	5,085,493	4,524,877
Net income	1,116,632	2,142,322	992,722	519,595
Basic and diluted net income per share	0.05	0.09	0.04	0.02

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$27,079,319	$32,205,500	$31,056,757	$34,848,675
Operating income	4,439,001	7,155,313	6,422,634	7,911,815
Net income	1,630,566	3,169,760	2,365,309	2,968,542
Basic and diluted net income per share	0.07	0.13	0.10	0.13

The Company recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in its West Palm Beach-Boca Raton, FL, Wilmington, DE and Augusta, GA market clusters during the fourth quarter of 2007.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2006 and 2007

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	546,207	1,358,367	1,414,805	489,769
Valuation allowance for deferred tax assets	664,784	151,198	277,433	538,549

Year ended December 31, 2006:
Allowance for doubtful accounts (deducted from accounts receivable)	489,769	985,491	1,163,060	312,200
Valuation allowance for deferred tax assets	538,549	57,283	34,190	561,642

Year ended December 31, 2007:
Allowance for doubtful accounts (deducted from accounts receivable)	312,200	1,321,720	1,227,837	406,083
Valuation allowance for deferred tax assets	561,642	5,867	284,498	283,011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which appears herein.

George G. Beasley, Chairman of the Board and Chief Executive Officer

Caroline Beasley, Vice President, Chief Financial Officer, Secretary, Treasurer and Director

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2008. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 proxy statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2008 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2008 proxy statement. The section entitled “Compensation Committee Report” in the 2008 proxy statement is not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2008 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2008 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2008 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (6)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (7)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (8)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (9)

10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (1)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (3)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (4)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (5)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (10)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (11)

10.11	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007. (12)

10.12	Fifth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated April 13, 2007. (13)

10.13	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (14)

21.1	Subsidiaries of the Company.

Exhibit Number	Description

23.1	Consent of Crowe Chizek and Company LLC.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(6)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(7)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(8)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(9)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 13, 2005.
(10)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(11)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(12)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated May 7, 2007.
(13)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 18, 2007.
(14)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.

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

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2008

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 12, 2008

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	March 12, 2008

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 12, 2008

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 12, 2008

/S/ JOE B. COX Joe B. Cox	Director	March 12, 2008

/S/ MARK S. FOWLER Mark S. Fowler	Director	March 12, 2008

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	March 12, 2008