Form 10-Q
period 2008-03-31
BEASLEY BROADCAST GROUP INC
filed 2008-05-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.001 par value, 7,093,334 Shares Outstanding as of May 2, 2008

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of May 2, 2008

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,550,620	$5,027,658
Accounts receivable, less allowance for doubtful accounts of $406,083 in 2007 and $572,758 in 2008	23,604,523	21,157,563
Trade sales receivable	1,078,579	1,104,211
Other receivables	394,101	2,061,841
Prepaid expenses	1,518,823	2,393,602
Deferred tax assets	1,257,585	413,311

Total current assets	34,404,231	32,158,186
Notes receivable from related parties	3,903,623	3,856,215
Property and equipment, net	27,092,880	26,918,634
FCC broadcasting licenses	238,371,639	238,371,639
Goodwill	29,489,229	29,489,229
Investments	496,171	414,666
Other assets	3,394,504	3,271,564

Total assets	$337,152,277	$334,480,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,371,285	$2,866,271
Accrued expenses	8,242,156	8,508,923
Trade sales payable	836,460	843,923

Total current liabilities	12,449,901	12,219,117
Long-term debt	191,055,556	187,305,556
Deferred tax liabilities	47,310,538	48,892,513
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	251,966,746	249,567,937
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,395,332 and 8,525,332 issued in 2007 and 2008, respectively	8,395	8,525
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 and 16,662,743 issued in 2007 and 2008, respectively	16,712	16,662
Additional paid-in capital	112,407,803	112,906,481
Treasury stock, Class A common stock, 1,329,023 and 1,431,373 shares in 2007 and 2008, respectively	(11,913,111)	(12,476,577)
Accumulated deficit	(15,359,228)	(15,625,143)
Accumulated other comprehensive income	24,960	82,248

Stockholders’ equity	85,185,531	84,912,196

Total liabilities and stockholders' equity	$337,152,277	$334,480,133

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2007	2008
Net revenue	$30,775,887	$29,367,381

Costs and expenses:
Cost of services (including stock-based compensation of $302 and $1,082 in 2007 and 2008, respectively and excluding depreciation and amortization shown separately below)	10,496,369	9,338,074
Selling, general and administrative (including stock-based compensation of $96,847 and $62,585 in 2007 and 2008, respectively)	11,727,987	11,964,503
LMA fees	159,084	—
Corporate general and administrative (including stock-based compensation of $569,234 and $435,091 in 2007 and 2008, respectively)	2,569,902	2,521,262
Depreciation and amortization	714,272	715,948

Total costs and expenses	25,667,614	24,539,787
Operating income	5,108,273	4,827,594
Other income (expense):
Interest expense	(3,377,178)	(2,674,605)
Other non-operating expenses	(13,388)	(222,000)
Interest income	109,457	103,922
Other non-operating income	3,380	39,894

Income before income taxes	1,830,544	2,074,805
Income tax expense	713,912	888,017

Net income	$1,116,632	$1,186,788

Basic and diluted net income per share	$0.05	$0.05

Dividends declared per common share	$0.06	$0.06

Basic common shares outstanding	23,411,126	23,241,923

Diluted common shares outstanding	23,583,300	23,337,228

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2007	2008
Net income	$1,116,632	$1,186,788

Other comprehensive income (loss):
Unrealized loss on available-for-sale investments (net of income tax benefit of $1,545 in 2007 and $32,544 in 2008)	(2,455)	(51,723)
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	—	109,011

Other comprehensive income (loss)	(2,455)	57,288

Comprehensive income	$1,114,177	$1,244,076

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$1,116,632	$1,186,788
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(205,323)	(55,554)
Stock-based compensation	666,383	498,758
Provision for bad debts	256,969	452,470
Depreciation and amortization	714,272	715,948
Amortization of loan fees	95,284	66,477
Unrealized loss on investment	—	177,600
Deferred income taxes	1,382,939	2,390,204
Change in operating assets and liabilities:
Decrease in receivables	1,765,783	326,750
Increase in prepaid expenses	(1,824,530)	(874,779)
Decrease in other assets	707,600	56,463
Increase (decrease) in payables and accrued expenses	156,809	(236,787)

Net cash provided by operating activities	4,832,818	4,704,338

Cash flows from investing activities:
Capital expenditures	(795,288)	(504,317)
Payments for acquisitions of radio stations	(44,581,584)	—
Payment for investment	—	(2,762)
Repayment of notes receivable from related parties	44,997	47,408

Net cash used in investing activities	(45,331,875)	(459,671)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	42,000,000	—
Principal payments on indebtedness	—	(3,750,000)
Cash dividends paid	(1,466,032)	(1,454,163)
Payments for treasury stock	(1,509,365)	(563,466)

Net cash provided by (used in) financing activities	39,024,603	(5,767,629)

Net decrease in cash and cash equivalents	(1,474,454)	(1,522,962)
Cash and cash equivalents at beginning of period	8,546,344	6,550,620

Cash and cash equivalents at end of period	$7,071,890	$5,027,658

Cash paid for interest	$3,061,742	$2,723,765

Cash paid for income taxes	$16,429	$—

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$26,408	$37,385

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of the first quarter of 2008 are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

On January 1, 2008, the Company adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

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

In March, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has not completed its evaluation of the impact of the adoption of SFAS 161.

(3)	Stock-Based Compensation

The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) permits the Company to issue up to 4.0 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive shares of restricted stock, stock options or other stock-based awards. The restricted stock awards that have been granted under the 2007 Plan generally vest over three to five years of service.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2008	22,000	$5.96
Granted	85,000	5.31
Vested	(2,000)	8.59
Forfeited	—	—

Unvested as of March 31, 2008	105,000	$5.51

As of March 31, 2008, there was $0.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The restricted stock and stock option awards that have been granted under the 2000 Plan generally vest over three to five years of service. However, some stock option awards contain performance-related provisions that may delay vesting beyond five years but no longer than seven years after the date of grant. Stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2008	496,449	$8.86
Granted	—	—
Vested	(83,000)	14.26
Forfeited	(5,000)	5.20

Unvested as of March 31, 2008	408,449	$7.17

As of March 31, 2008, there was $2.1 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2008	2,549,084	$15.26	2.2	—

Exercisable as of March 31, 2008	2,471,417	$15.25	2.0	—

As of March 31, 2008, there was approximately $44,000 of total unrecognized compensation cost related to stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2007	March 31, 2008
Credit facility:
Revolving credit loan	$63,000,000	$59,250,000
Term loan	128,055,556	128,055,556

	191,055,556	187,305,556
Less current installments	—	—

	$191,055,556	$187,305,556

As of March 31, 2008, the credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.3661% as of December 31, 2007 and March 31, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2008, the Company had $42.9 million in remaining commitments available under its credit facility; however, as of March 31, 2008, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $2.1 million.

As of March 31, 2008, the credit facility was secured by substantially all of the Company’s assets and guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $187.3 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 31, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
2012	—	10,244,444	10,244,444
Thereafter	59,250,000	97,322,223	156,572,223

Total	$59,250,000	$128,055,556	$187,305,556

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of March 31, 2008, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of March 31, 2008, management of the Company believed it was in compliance with applicable financial covenants.

(5)	Income Taxes

The Company’s effective tax rate was approximately 39% and 43% in 2007 and 2008, respectively, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate for 2008 also includes expected additional tax expense from the vesting of restricted stock throughout 2008 at stock prices lower than the grant-date stock prices of those awards.

(6)	Subsequent Event

On April 8, 2008, the Company entered into an interest rate swap agreement with a $60.0 million aggregate notional amount. Under the swap agreement, the Company pays a fixed interest rate of 2.95% on the notional amount and the counterparty pays the Company a variable rate based on LIBOR on the notional amount. The agreement expires on March 31, 2011.

The Company is using the interest rate swap to reduce the potential impact of changes in interest rates on its credit facility. The interest rate swap agreement is designated and accounted for as a cash flow hedge of the Company’s credit facility in accordance with the provisions of SFAS 133, Accounting for Derivative and Hedging Activities. The swap agreement will be reported at fair value in the consolidated balance sheet and any changes in fair value will be reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2008.

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

Recent Developments

On April 8, 2008, we entered into an interest rate swap agreement with a $60.0 million aggregate notional amount. Under the swap agreement, we pay a fixed interest rate of 2.95% on the notional amount and the counterparty pays us a variable rate based on LIBOR on the notional amount. The agreement expires on March 31, 2011.

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed approximately 2.7% and 4.3% of net revenue during the three months ended March 31, 2007 and 2008, respectively.

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

Income Taxes. Our effective tax rate was approximately 39% and 43% in 2007 and 2008, respectively, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate for 2008 also includes expected additional tax expense from the vesting of restricted stock throughout 2008 at stock prices lower than the grant-date stock prices of those awards.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the first quarter of 2008.

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.

On January 1, 2008, we adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

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

In March, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We have not completed our evaluation of the impact of the adoption of SFAS 161.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2007	2008	$	%
Net revenue	$30,775,887	$29,367,381	$(1,408,506)	(4.6)%
Cost of services	10,496,369	9,338,074	(1,158,295)	(11.0)
Selling, general and administrative expenses	11,727,987	11,964,503	236,516	2.0
Corporate general and administrative expenses	2,569,902	2,521,262	(48,640)	(1.9)
Interest expense	3,377,178	2,674,605	(702,573)	(20.8)

Net Revenue. The $1.4 million decrease in net revenue during the three months ended March 31, 2008 was primarily due to a $1.0 million decrease at our Ft. Myers-Naples market cluster and a $0.5 million decrease at our Las Vegas market cluster due to weaker performance in those clusters.

Cost of Services. The $1.2 million decrease in cost of services during the three months ended March 31, 2008 was primarily due to a $0.5 million decrease at our Philadelphia market cluster primarily due to a promotional campaign in 2007 for one of our radio stations in that market. Cost of services also decreased at six of our ten other market clusters and were comparable to the same period in 2007 at the remaining four market clusters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2008 were comparable to the same period in 2007 at all of our eleven market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2008 were comparable to the same period in 2007.

Interest Expense. The $0.7 million decrease in interest expense during the three months ended March 31, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases and cash dividends.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. As of May 2, 2008, we had repurchased 1.4 million shares of our Class A common stock for an aggregate $12.5 million.

Our credit agreement also permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three months ended March 31, 2008, we paid $1.5 million for cash dividends. On March 6, 2008, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on April 18, 2008, to stockholders of record on March 31, 2008.

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

The following summary table presents a comparison of our cash flows for the three months ended March 31, 2007 and 2008 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2007	2008
Net cash provided by operating activities	$4,832,818	$4,704,338
Net cash used in investing activities	(45,331,875)	(459,671)
Net cash provided by (used in) financing activities	39,024,603	(5,767,629)

Net decrease in cash and cash equivalents	$(1,474,454)	$(1,522,962)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $0.1 million during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to $1.7 million decrease in cash receipts from the sale of advertising airtime. This decrease was partially offset by a $1.2 million decrease in cash paid for station operating expenses and a $0.3 million decrease in cash paid for interest.

Net Cash Used In Investing Activities. Net cash used in investing activities in the three months ended March 31, 2008 was primarily due to cash payments for capital expenditures of $0.5 million. Net cash used in investing activities for the same period in 2007 was primarily due to cash payments of $42.1 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.5 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $0.8 million.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities in the three months ended March 31, 2008 was primarily due to voluntary repayments of $3.8 million of borrowings under our credit facility, cash dividends of $1.5 million and $0.6 million for repurchases of our Class A common stock. Net cash provided by financing activities for the same period in 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $1.5 million and $1.5 million for repurchases of our Class A common stock.

Credit Facility. As of April 30, 2008, the outstanding balance of our credit facility was $186.1 million. As of March 31, 2008, our credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million and a term loan of $128.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.3661% as of December 31, 2007 and March 31, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2008, we had $42.9 million in remaining commitments available under the revolving portion of our credit facility; however, as of March 31, 2008, our maximum consolidated total debt covenant would have limited additional borrowings to $2.1 million.

As of March 31, 2008, our credit facility is secured by substantially all of our assets and guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $187.3 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 31, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,802,083	4,802,083
2010	—	6,402,778	6,402,778
2011	—	9,284,028	9,284,028
2012	—	10,244,444	10,244,444
Thereafter	59,250,000	97,322,223	156,572,223

Total	$59,250,000	$128,055,556	$187,305,556

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three months ended March 31, 2008, our unused commitment fee was approximately $38,000.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of March 31, 2008, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of March 31, 2008, we were in compliance with all applicable financial covenants under the credit facility. As of March 31, 2008, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.18 times consolidated operating cash flow, our interest coverage ratio was 2.33 times interest expense, and our fixed charge coverage ratio was 1.36 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2008, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.9 million and our net income would decrease by $1.1 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

On April 8, 2008, we entered into an interest rate swap agreement with a $60.0 million aggregate notional amount. Under the swap agreement, we pay a fixed interest rate of 2.95% on the notional amount and the counterparty pays us a variable rate based on LIBOR on the notional amount. The agreement expires on March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008. As of the date of this report, there were no material changes to the risks affecting our Company as reported in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2008	35,500	$5.24	35,500	$17,646,242
February 1 – 29, 2008	66,350	5.63	37,600	17,433,926
March 1 – 31, 2008	500	3.94	—	17,433,926

Total	102,350

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2000 Equity Plan, 28,250 and 500 shares of our Class A common stock were surrendered to us in February and March, respectively, to fund withholding taxes payable. In connection with the vesting of restricted stock under our 2007 Equity Plan, 500 shares of our Class A common stock were surrendered to us in February to fund withholding taxes payable.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 5, 2008	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 5, 2008	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)