Form 10-Q
period 2008-06-30
BEASLEY BROADCAST GROUP INC
filed 2008-08-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Class A Common Stock, $.001 par value, 7,074,840 Shares Outstanding as of August 1, 2008

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of August 1, 2008

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,550,620	$3,150,191
Accounts receivable, less allowance for doubtful accounts of $406,083 in 2007 and $594,904 in 2008	23,604,523	21,455,743
Trade sales receivable	1,078,579	1,267,638
Other receivables	394,101	537,196
Prepaid expenses	1,518,823	2,438,176
Deferred tax assets	1,257,585	430,308

Total current assets	34,404,231	29,279,252
Notes receivable from related parties	3,903,623	3,808,621
Property and equipment, net	27,092,880	26,523,803
FCC broadcasting licenses	238,371,639	238,371,639
Goodwill	29,489,229	29,489,229
Investments	496,171	280,933
Derivative financial instruments	—	1,252,158
Other assets	3,394,504	3,149,052

Total assets	$337,152,277	$332,154,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$1,575,694
Accounts payable	3,371,285	2,171,405
Accrued expenses	8,242,156	8,303,880
Trade sales payable	836,460	1,045,643

Total current liabilities	12,449,901	13,096,622
Long-term debt	191,055,556	179,979,862
Deferred tax liabilities	47,310,538	51,176,957
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	251,966,746	245,404,192
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,395,332 and 8,545,332 issued in 2007 and 2008, respectively	8,395	8,545
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 and 16,662,743 issued in 2007 and 2008, respectively	16,712	16,662
Additional paid-in capital	112,407,803	113,294,049
Treasury stock, Class A common stock, 1,329,023 and 1,470,492 shares in 2007 and 2008, respectively	(11,913,111)	(12,663,531)
Accumulated deficit	(15,359,228)	(14,673,968)
Accumulated other comprehensive income	24,960	768,738

Stockholders’ equity	85,185,531	86,750,495

Total liabilities and stockholders’ equity	$337,152,277	$332,154,687

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,
	2007	2008
Net revenue	$34,835,765	$31,039,094

Costs and expenses:
Cost of services (including stock-based compensation of $2,843 and $1,082 in 2007 and 2008, respectively and excluding depreciation and amortization shown separately below)	12,430,305	9,890,270
Selling, general and administrative (including stock-based compensation of $59,700 and $35,937 in 2007 and 2008, respectively)	12,043,998	11,839,447
Corporate general and administrative (including stock-based compensation of $560,330 and $350,569 in 2007 and 2008, repsectively)	2,486,854	2,372,908
Depreciation and amortization	829,618	721,918

Total costs and expenses	27,790,775	24,824,543
Operating income	7,044,990	6,214,551
Other income (expense):
Interest expense	(3,527,305)	(2,119,795)
Loss on extinguishment of long-term debt	(366,599)	—
Other non-operating expenses	(8,648)	44,350
Interest income	107,779	93,982
Other non-operating income	226,982	11,200

Income before income taxes	3,477,199	4,244,288
Income tax expense	1,334,877	1,835,512

Net income	$2,142,322	$2,408,776

Basic and diluted net income per share	$0.09	$0.10

Dividends declared per common share	$0.06	$0.06

Basic common shares outstanding	23,363,256	23,270,054

Diluted common shares outstanding	23,441,227	23,300,854

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,
	2007	2008
Net revenue	$65,611,652	$60,406,475

Costs and expenses:
Cost of services (including stock-based compensation of $3,145 and $2,164 in 2007 and 2008, respectively and excluding depreciation and amortization shown separately below)	22,926,674	19,228,344
Selling, general and administrative (including stock-based compensation of $156,547 and $98,522 in 2007 and 2008, respectively)	23,771,985	23,803,950
LMA fees	159,084	—
Corporate general and administrative (including stock-based compensation of $1,129,564 and $785,660 in 2007 and 2008, repsectively)	5,056,756	4,894,170
Depreciation and amortization	1,543,890	1,437,866

Total costs and expenses	53,458,389	49,364,330
Operating income	12,153,263	11,042,145
Other income (expense):
Interest expense	(6,904,483)	(4,794,400)
Loss on extinguishment of long-term debt	(366,599)	—
Other non-operating expenses	(22,036)	(177,650)
Interest income	217,236	197,904
Other non-operating income	230,362	51,094

Income before income taxes	5,307,743	6,319,093
Income tax expense	2,048,789	2,723,529

Net income	$3,258,954	$3,595,564

Basic and diluted net income per share	$0.14	$0.15

Dividends declared per common share	$0.13	$0.13

Basic common shares outstanding	23,387,059	23,255,988

Diluted common shares outstanding	23,465,628	23,287,745

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,
	2007	2008
Net income	$2,142,322	$2,408,776

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $195,159 in 2007 and income tax benefit of $51,648 in 2008)	310,174	(82,085)
Unrealized gain on derivative financial instruments (net of income tax expense of $483,583 in 2008)	—	768,575

Other comprehensive income	310,174	686,490

Comprehensive income	$2,452,496	$3,095,266

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
	2007	2008
Net income	$3,258,954	$3,595,564

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $193,614 in 2007 and income tax benefit of $84,192 in 2008)	307,719	(133,808)
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	—	109,011
Unrealized gain on derivative financial instruments (net of income tax expense of $483,583 in 2008)	—	768,575

Other comprehensive income	307,719	743,778

Comprehensive income	$3,566,673	$4,339,342

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$3,258,954	$3,595,564
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(270,306)	(21,652)
Stock-based compensation	1,289,256	886,346
Provision for bad debts	499,631	1,168,210
Depreciation and amortization	1,543,890	1,437,866
Amortization of loan fees	161,761	133,777
Loss on extinguishment of long-term debt	366,599	—
Unrealized loss on investment	—	177,600
Deferred income taxes	2,709,816	4,225,716
Change in operating assets and liabilities:
(Increase) decrease in receivables	(814,182)	837,475
Increase in prepaid expenses	(1,395,614)	(919,353)
Decrease in other assets	1,659,858	111,675
Increase (decrease) in payables and accrued expenses	167,488	(1,141,593)

Net cash provided by operating activities	9,177,151	10,491,631

Cash flows from investing activities:
Capital expenditures	(1,358,753)	(827,013)
Payments for acquisitions of radio stations	(44,817,539)	—
Payment for investment	—	(2,762)
Repayment of notes receivable from related parties	89,439	95,002

Net cash used in investing activities	(46,086,853)	(734,773)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	42,000,000	—
Principal payments on indebtedness	(1,000,000)	(9,500,000)
Payments of loan fees	(274,214)	—
Cash dividends paid	(2,927,142)	(2,906,867)
Payments for treasury stock	(2,585,380)	(750,420)

Net cash provided by (used in) financing activities	35,213,264	(13,157,287)

Net decrease in cash and cash equivalents	(1,696,438)	(3,400,429)
Cash and cash equivalents at beginning of period	8,546,344	6,550,620

Cash and cash equivalents at end of period	$6,849,906	$3,150,191

Cash paid for interest	$6,569,009	$4,827,616

Cash refunded for income taxes	$(571,170)	$(1,546,782)

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$44,818	$41,776

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Results of the second quarter of 2008 are not necessarily indicative of results for the full year.

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

On January 1, 2008, the Company adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company has not completed its evaluation of the impact of the adoption of SFAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not completed its evaluation of the impact of the adoption of FSP 142-3.

(3)	Derivative Financial Instruments

On April 8, 2008, the Company entered into an interest rate swap agreement with a $60.0 million notional amount. Under the swap agreement, the Company pays a fixed interest rate of 2.95% on the notional amount and the counterparty pays the Company a variable rate based on LIBOR on the notional amount. The swap agreement expires on March 31, 2011. As of June 30, 2008, the fair value of the swap agreement was an asset of $1.3 million. The Company paid additional interest of approximately $31,000 under the swap agreement for the three and six months ended June 30, 2008.

The Company is using the interest rate swap agreement to reduce the potential impact of changes in interest rates on its credit facility. The swap agreement is designated and accounted for as a cash flow hedge of the Company’s credit facility in accordance with the provisions of SFAS 133, Accounting for Derivative and Hedging Activities. The swap agreement is reported at fair value in the consolidated balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2007	June 30, 2008
Credit facility:
Revolving credit loan	$63,000,000	$55,500,000
Term loan	128,055,556	126,055,556

	191,055,556	181,555,556
Less current installments	—	(1,575,694)

	$191,055,556	$179,979,862

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2008, the credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $126.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.1033% as of December 31, 2007 and June 30, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2008, the Company had $46.6 million in remaining commitments available under its credit facility; however, as of June 30, 2008, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $1.2 million.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $181.6 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of June 30, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,727,083	4,727,083
2010	—	6,302,778	6,302,778
2011	—	9,139,028	9,139,028
2012	—	10,084,444	10,084,444
Thereafter	55,500,000	95,802,223	151,302,223

Total	$55,500,000	$126,055,556	$181,555,556

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2008, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2008, management of the Company believed it was in compliance with applicable financial covenants.

(5)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan for the three months ended June 30, 2008 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2008	105,000	$5.51
Granted	20,000	4.79
Vested	—	—
Forfeited	—	—

Unvested as of June 30, 2008	125,000	$5.29

As of June 30, 2008, there was $0.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2000 Plan for the three months ended June 30, 2008 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2008	408,449	$7.17
Granted	—	—
Vested	(117,477)	7.40
Forfeited	(250)	7.25

Unvested as of June 30, 2008	290,722	$7.07

As of June 30, 2008, there was $1.9 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of stock option activity under the 2000 Plan for the three months ended June 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2008	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2008	2,549,084	$15.26	1.9	—

Exercisable as of June 30, 2008	2,473,917	$15.25	1.8	—

As of June 30, 2008, there was approximately $28,000 of total unrecognized compensation cost related to stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

(6)	Income Taxes

The Company’s effective tax rate was approximately 39% for both periods presented in 2007 and 43% for both periods presented in 2008, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate for 2008 also includes expected additional tax expense from the vesting of restricted stock throughout 2008 at stock prices lower than the grant-date stock prices of those awards.

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed $1.9 million or 2.9% of net revenue during the six months ended June 30, 2007 and $2.7 million or 4.5% of net revenue during the six months ended June 30, 2008.

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

Income Taxes. Our effective tax rate was approximately 39% for both periods presented in 2007 and 43% for both periods presented in 2008, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate for 2008 also includes expected additional tax expense from the vesting of restricted stock throughout 2008 at stock prices lower than the grant-date stock prices of those awards.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the second quarter of 2008.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We have not completed our evaluation of the impact of the adoption of SFAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not completed our evaluation of the impact of the adoption of FSP 142-3.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2007	2008	$	%
Net revenue	$34,835,765	$31,039,094	$(3,796,671)	(10.9)%
Cost of services	12,430,305	9,890,270	(2,540,035)	(20.4)
Selling, general and administrative expenses	12,043,998	11,839,447	(204,551)	(1.7)
Corporate general and administrative expenses	2,486,854	2,372,908	(113,946)	(4.6)
Interest expense	3,527,305	2,119,795	(1,407,510)	(39.9)
Loss on extinguishment of long-term debt	366,599	—	(366,599)	—

Net Revenue. The $3.8 million decrease in net revenue during the three months ended June 30, 2008 was partially due to a $1.5 million decrease at our Miami-Ft. Lauderdale market cluster, which was primarily due to the absence of revenue from broadcasting the Florida Marlins baseball games, which contributed $1.0 million during the same period in 2007. The program rights agreement to broadcast the Florida Marlins baseball games was not renewed in 2008. The decrease in net revenue was also due to an additional $0.5 million decrease at our Miami-Ft. Lauderdale market cluster, a $0.9 million decrease at our Las Vegas market cluster, a $0.9 million decrease at our Fort Myers-Naples market cluster, and a $0.3 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters.

Cost of Services. The $2.5 million decrease in cost of services during the three months ended June 30, 2008 was primarily due to a $1.8 million decrease at our Miami-Ft. Lauderdale market cluster that was primarily due to the non-renewal of the Florida Marlins baseball team program rights agreement, which cost $1.8 million during the same period in 2007. Cost of services also decreased at seven of our ten other market clusters and were comparable to the same period in 2007 at the remaining three market clusters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2008 were comparable to the same period in 2007 at all of our eleven market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2008 were comparable to the same period in 2007.

Interest Expense. The $1.4 million decrease in interest expense during the three months ended June 30, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit agreement in 2007, we recorded a $0.4 million loss on extinguishment of long-term debt during the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2007	2008	$	%
Net revenue	$65,611,652	$60,406,475	$(5,205,177)	(7.9)%
Cost of services	22,926,674	19,228,344	(3,698,330)	(16.1)
Selling, general and administrative expenses	23,771,985	23,803,950	31.965	0.1
Corporate general and administrative expenses	5,056,756	4,894,170	(162,586)	(3.2)
Interest expense	6,904,483	4,794,400	(2,110,083)	(30.6)

Net Revenue. The $5.2 million decrease in net revenue during the six months ended June 30, 2008 was partially due to a $1.5 million decrease at our Miami-Ft. Lauderdale market cluster, which was primarily due to the absence of revenue from broadcasting the Florida Marlins baseball games, which contributed $1.1 million during the same period in 2007. The decrease in net revenue was also due to an additional $0.4 million decrease at our Miami-Ft. Lauderdale market cluster, a $1.9 million decrease at our Fort Myers-Naples market cluster, and a $1.4 million decrease at our Las Vegas market cluster due to weaker performance in those clusters.

Cost of Services. The $3.7 million decrease in cost of services during the six months ended June 30, 2008 was primarily due to a $2.1 million decrease at our Miami-Ft. Lauderdale market cluster that was primarily due to the non-renewal of the Florida Marlins baseball team program rights agreement, which cost $2.0 million during the same period in 2007. The decrease in cost of services was also due to a $0.6 million decrease at our Philadelphia market cluster primarily due to a promotional campaign in 2007 for one of our radio stations in that market. Cost of services also decreased at four of our eight other market clusters and were comparable to the same period in 2007 at the remaining four market clusters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2008 were comparable to the same period in 2007 at all of our eleven market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2008 were comparable to the same period in 2007.

Interest Expense. The $2.1 million decrease in interest expense during the six months ended June 30, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit loan. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. Other liquidity needs for the next twelve months and thereafter may also include additional share repurchases and cash dividends.

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. From June 10, 2004 to August 1, 2008, we repurchased 1.5 million shares of our Class A common stock for an aggregate $12.7 million.

Our credit agreement also permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and six months ended June 30, 2008, we paid $1.5 million and $2.9 million for cash dividends, respectively. On May 29, 2008, our board of directors declared a cash dividend of $0.0625 per share on our Class A and Class B common stock. The dividend of $1.5 million in the aggregate was paid on July 17, 2008, to stockholders of record on June 30, 2008.

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

Our ability to reduce our total leverage ratio under our credit facility by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We may make additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our cash flows for the six months ended June 30, 2007 and 2008 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,
	2007	2008
Net cash provided by operating activities	$9,177,151	$10,491,631
Net cash used in investing activities	(46,086,853)	(734,773)
Net cash provided by (used in) financing activities	35,213,264	(13,157,287)

Net decrease in cash and cash equivalents	$(1,696,438)	$(3,400,429)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.3 million during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to $1.7 million decrease in cash paid for interest, a $1.5 million decrease in cash paid for station operating expenses, and a $1.0 million increase in cash refunded for income taxes. These increases were partially offset by a $2.7 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the six months ended June 30, 2008 was primarily due to cash payments for capital expenditures of $0.8 million. Net cash used in investing activities for the same period in 2007 was primarily due to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $1.4 million.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities in the six months ended June 30, 2008 was primarily due to voluntary repayments of $9.5 million of borrowings under our credit facility, cash dividends of $2.9 million and $0.8 million for repurchases of our Class A common stock. Net cash provided by financing activities for the same period in 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $2.9 million, $2.6 million for repurchases of our Class A common stock, and voluntary repayments of $1.0 million of borrowings under our credit facility.

Credit Facility. As of July 31, 2008, the outstanding balance of our credit facility was $181.6 million. As of June 30, 2008, our credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $126.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.1033% as of December 31, 2007 and June 30, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2008, we had $46.6 million in remaining commitments available under the revolving portion of our credit facility; however, as of June 30, 2008, our maximum consolidated total debt covenant would have limited additional borrowings to $1.2 million.

Our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $181.6 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of June 30, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,727,083	4,727,083
2010	—	6,302,778	6,302,778
2011	—	9,139,028	9,139,028
2012	—	10,084,444	10,084,444
Thereafter	55,500,000	95,802,223	151,302,223

Total	$55,500,000	$126,055,556	$181,555,556

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and six months ended June 30, 2008, our unused commitment fees were approximately $42,000 and $80,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2008, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2008 to December 31, 2008, the maximum ratio remains 6.25 times. On the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio is 5.75 times; on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio is 5.25 times; on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio is 4.75 times.

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

As of June 30, 2008, we were in compliance with all applicable financial covenants under the credit facility. As of June 30, 2008, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.21 times consolidated operating cash flow, our interest coverage ratio was 2.52 times interest expense, and our fixed charge coverage ratio was 1.54 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2008, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $1.2 million and our net income would decrease by $0.7 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2008, we are a party to one interest rate swap agreement with a $60.0 million notional amount. The swap agreement expires on March 31, 2011. As of June 30, 2008, the fair value of the swap agreement was an asset of $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risks affecting our Company during the second quarter of 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2008	625	$5.34	—	$17,433,926
May 1 – 31, 2008	—	—	—	17,433,926
June 1 – 30, 2008	38,494	4.77	—	17,433,926

Total	39,119

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2000 Equity Plan, 625 and 38,494 shares of our Class A common stock were surrendered to us in April and June, respectively, to fund withholding taxes payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 29, 2008. At the meeting our stockholders voted on the election of our directors. The results of that vote were as follows:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	164,674,003	1,430,889	—
Bruce G. Beasley	164,601,995	1,502,897	—
Caroline Beasley	164,586,813	1,518,079	—
Brian E. Beasley	164,601,995	1,502,897	—
Joe B. Cox	166,064,091	40,801	—
Allen B. Shaw	164,603,221	1,501,671	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	6,299,083	25,619	—
Herbert W. McCord	6,297,158	27,544	—

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 4, 2008	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 4, 2008	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)