Form 10-Q
period 2008-09-30
BEASLEY BROADCAST GROUP INC
filed 2008-11-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Class A Common Stock, $.001 par value, 7,084,173 Shares Outstanding as of November 7, 2008

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of November 7, 2008

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,550,620	$4,983,781
Accounts receivable, less allowance for doubtful accounts of $406,083 in 2007 and $696,242 in 2008	23,604,523	21,388,622
Trade sales receivable	1,078,579	1,212,223
Other receivables	394,101	519,589
Prepaid expenses	1,518,823	2,734,842
Deferred tax assets	1,257,585	289,748

Total current assets	34,404,231	31,128,805
Notes receivable from related parties	3,903,623	3,752,406
Property and equipment, net	27,092,880	26,253,065
FCC broadcasting licenses	238,371,639	238,371,639
Goodwill	29,489,229	29,489,229
Investments	496,171	192,933
Derivative financial instruments	—	1,121,398
Other assets	3,394,504	3,082,076

Total assets	$337,152,277	$333,391,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$3,088,888
Accounts payable	3,371,285	3,347,223
Accrued expenses	8,242,156	8,021,343
Trade sales payable	836,460	967,016

Total current liabilities	12,449,901	15,424,470
Long-term debt	191,055,556	175,966,668
Deferred tax liabilities	47,310,538	52,708,243
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	251,966,746	245,250,132
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,395,332 issued in 2007 and 8,550,082 issued in 2008	8,395	8,550
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 issued in 2007 and 16,662,743 issued in 2008	16,712	16,662
Additional paid-in capital	112,407,803	113,668,061
Treasury stock, Class A common stock, 1,329,023 in 2007 and 1,470,909 shares in 2008	(11,913,111)	(12,664,890)
Accumulated deficit	(15,359,228)	(13,521,428)
Accumulated other comprehensive income	24,960	634,464

Stockholders’ equity	85,185,531	88,141,419

Total liabilities and stockholders’ equity	$337,152,277	$333,391,551

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,
	2007	2008
Net revenue	$33,285,701	$30,571,244

Costs and expenses:
Cost of services (including stock-based compensation of $(2,239) in 2007 and $1,082 in 2008 and excluding depreciation and amortization shown separately below)	12,501,619	10,418,913
Selling, general and administrative (including stock-based compensation of $33,066 in 2007 and $23,064 in 2008)	12,240,981	11,104,606
Corporate general and administrative (including stock-based compensation of $545,586 in 2007 and $349,871 in 2008)	2,671,256	2,214,838
Depreciation and amortization	786,352	790,154

Total costs and expenses	28,200,208	24,528,511
Operating income	5,085,493	6,042,733
Other income (expense):
Interest expense	(3,583,319)	(2,045,164)
Other non-operating expenses	(6,750)	(4,434)
Interest income	115,887	85,357
Other non-operating income	5,500	(3,477)

Income before income taxes	1,616,811	4,075,015
Income tax expense	624,089	1,756,332

Net income	$992,722	$2,318,683

Basic and diluted net income per share	$0.04	$0.10

Dividends declared per common share	$0.06	$0.05

Basic common shares outstanding	23,336,926	23,321,964

Diluted common shares outstanding	23,434,397	23,357,867

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended September 30,
	2007	2008
Net revenue	$98,897,353	$90,977,719

Costs and expenses:
Cost of services (including stock-based compensation of $906 in 2007 and $3,246 in 2008 and excluding depreciation and amortization shown separately below)	35,428,293	29,647,257
Selling, general and administrative (including stock-based compensation of $189,613 in 2007 and $121,586 in 2008)	36,012,966	34,908,556
LMA fees	159,084	—
Corporate general and administrative (including stock-based compensation of $1,675,150 in 2007 and $1,135,531 in 2008)	7,728,012	7,109,008
Depreciation and amortization	2,330,242	2,228,020

Total costs and expenses	81,658,597	73,892,841
Operating income	17,238,756	17,084,878
Other income (expense):
Interest expense	(10,487,802)	(6,839,564)
Loss on extinguishment of long-term debt	(366,599)	—
Other non-operating expenses	(28,786)	(182,084)
Interest income	333,123	283,261
Other non-operating income	235,862	47,617

Income before income taxes	6,924,554	10,394,108
Income tax expense	2,672,878	4,479,861

Net income	$4,251,676	$5,914,247

Basic and diluted net income per share	$0.18	$0.25

Dividends declared per common share	$0.19	$0.18

Basic common shares outstanding	23,370,164	23,278,141

Diluted common shares outstanding	23,496,804	23,330,994

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,
	2007	2008
Net income	$992,722	$2,318,683

Other comprehensive loss:
Unrealized loss on available-for-sale investments (net of income tax benefit of $156,025 in 2007 and $33,985 in 2008)	(247,975)	(54,015)
Unrealized loss on derivative financial instruments (net of income tax benefit of $50,499)	—	(80,259)

Other comprehensive loss	(247,975)	(134,274)

Comprehensive income	$744,747	$2,184,409

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
	2007	2008
Net income	$4,251,676	$5,914,247

Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments (net of income tax expense of $37,589 in 2007 and income tax benefit of $118,177 in 2008)	59,744	(187,823)
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	—	109,011
Unrealized gain on derivative financial instruments (net of income tax expense of $433,084)	—	688,316

Other comprehensive income	59,744	609,504

Comprehensive income	$4,311,420	$6,523,751

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$4,251,676	$5,914,247
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(280,340)	(41,940)
Stock-based compensation	1,865,669	1,260,363
Provision for bad debts	937,271	1,544,307
Depreciation and amortization	2,330,242	2,228,020
Amortization of loan fees	228,238	201,707
Loss on extinguishment of long-term debt	366,599	—
Unrealized loss on investment	—	177,600
Deferred income taxes	3,326,489	5,982,048
Change in operating assets and liabilities:
(Increase) decrease in receivables	(1,340,941)	546,106
Increase in prepaid expenses	(1,392,091)	(1,216,019)
Decrease in other assets	1,374,051	110,721
Increase in payables and accrued expenses	1,569,593	43,146

Net cash provided by operating activities	13,236,456	16,750,306

Cash flows from investing activities:
Capital expenditures	(2,294,441)	(1,349,353)
Payments for acquisitions of radio stations	(44,817,539)	—
Payment for investment	—	(2,762)
Repayment of notes receivable from related parties	134,650	151,217

Net cash used in investing activities	(46,977,330)	(1,200,898)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	42,000,000	—
Principal payments on indebtedness	(3,000,000)	(12,000,000)
Payments of loan fees	(274,214)	—
Cash dividends paid	(4,388,049)	(4,364,468)
Payments for treasury stock	(3,053,403)	(751,779)

Net cash provided by (used in) financing activities	31,284,334	(17,116,247)

Net decrease in cash and cash equivalents	(2,456,540)	(1,566,839)
Cash and cash equivalents at beginning of period	8,546,344	6,550,620

Cash and cash equivalents at end of period	$6,089,804	$4,983,781

Cash paid for interest	$10,033,461	$6,795,655

Cash refunded for income taxes	$(562,420)	$(1,546,782)

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$46,248	$38,852

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Results of the third quarter of 2008 are not necessarily indicative of results for the full year.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(3)	Derivatives and Hedging Activities

As of September 30, 2008, derivative financial instruments are comprised of the following:

Agreement	Notional amount	Fixed interest rate	Expiration date	Fair value
Interest rate swap	$60,000,000	2.95%	March 31, 2011	$809,373
Interest rate swap	20,000,000	3.35%	September 11, 2011	119,264
Interest rate swap	30,000,000	3.38%	September 29, 2011	192,761

	$110,000,000			$1,121,398

The Company is using the interest rate swap agreements to reduce the potential impact of changes in interest rates on its credit facility. Under the swap agreements, the Company pays a fixed interest rate on the notional amount and the counterparty pays the Company a variable rate based on LIBOR on the notional amount. The swap agreements are designated and accounted for as cash flow hedges of the Company’s credit facility in accordance with the provisions of SFAS 133, Accounting for Derivative and Hedging Activities. The swap agreements are reported at fair value in the consolidated balance sheets and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

The fair value of these derivatives was determined under the provisions of SFAS 157 using observable market-based inputs (a Level 2 measurement). The fair value is an estimate of the amount that the Company would receive if the swap agreements were settled on September 30, 2008.

The Company paid additional interest of approximately $23,000 and $54,000 under the swap agreements for the three and nine months ended September 30, 2008, respectively. The amount paid is based on the differential between the fixed interest rate under the swap agreements and the variable interest rate of the credit facility.

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the consolidated balance sheets as either an asset or liability. The Company formally documents all hedging activities and reviews the effectiveness of these activities on a quarterly basis.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2007	September 30, 2008
Credit facility:
Revolving credit loan	$63,000,000	$55,500,000
Term loan	128,055,556	123,555,556

	191,055,556	179,055,556
Less current installments	—	(3,088,888)

	$191,055,556	$175,966,668

As of September 30, 2008, the credit facility consists of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $126.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon the Company’s request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.6274% as of December 31, 2007 and September 30, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2008, the Company had $46.6 million in remaining commitments available under its credit facility; however, as of September 30, 2008, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $8.2 million.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $179.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of September 30, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,633,333	4,633,333
2010	—	6,177,778	6,177,778
2011	—	8,957,778	8,957,778
2012	—	9,884,444	9,884,444
Thereafter	55,500,000	93,902,223	149,402,223

Total	$55,500,000	$123,555,556	$179,055,556

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2008, the Company’s consolidated total debt must not have exceeded 6.25 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On December 31, 2008, the last day of the current fiscal quarter, the maximum ratio will remain at 6.25 times, however, on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio will decrease to 5.75 times and on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of September 30, 2008, management of the Company believed it was in compliance with applicable financial covenants.

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

A summary of restricted stock activity under the 2007 Plan for the three months ended September 30, 2008 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2008	125,000	$5.29
Granted	5,000	4.25
Vested	(1,667)	7.19
Forfeited	—	—

Unvested as of September 30, 2008	128,333	$5.23

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2008, there was $0.4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of restricted stock activity under the 2000 Plan for the three months ended September 30, 2008 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2008	290,722	$7.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2008	290,722	$7.07

As of September 30, 2008, there was $1.6 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of stock option activity under the 2000 Plan for the three months ended September 30, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2008	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of September 30, 2008	2,549,084	$15.26	1.7	—

Exercisable as of September 30, 2008	2,473,917	$15.25	1.5	—

As of September 30, 2008, there was approximately $13,000 of total unrecognized compensation cost related to stock options granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(7)	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3 – Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The fair values of the Company’s financial assets are categorized as follows:

	September 30, 2008	Value Measurements At Reporting Date Using
Description		Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments	$134,667	$134,667	$—	$—

Interest rate swap agreements	$1,121,398	$—	$1,121,398	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA. We refer to each group of radio stations that we own in each radio market as a market cluster.

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed $3.0 million or 3.0% of net revenue during the nine months ended September 30, 2007 and $4.2 million or 4.6% of net revenue during the nine months ended September 30, 2008.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the third quarter of 2008.

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2007	2008	$	%
Net revenue	$33,285,701	$30,571,244	$(2,714,457)	(8.2)%
Cost of services	12,501,619	10,418,913	(2,082,706)	(16.7)
Selling, general and administrative expenses	12,240,981	11,104,606	(1,136,375)	(9.3)
Corporate general and administrative expenses	2,671,256	2,214,838	(456,418)	(17.1)
Interest expense	3,583,319	2,045,164	(1,538,155)	(42.9)

Net Revenue. The $2.7 million decrease in net revenue during the three months ended September 30, 2008 was partially due to a $1.6 million decrease at our Miami-Fort Lauderdale market cluster, which was primarily due to the absence of revenue from broadcasting the Florida Marlins baseball games, which contributed $0.9 million during the same period in 2007. The program rights agreement to broadcast the Florida Marlins baseball games was not renewed in 2008. The decrease in net revenue was also due to an additional $0.7 million decrease at our Miami-Fort Lauderdale market cluster, a $0.7 million decrease at our Fort Myers-Naples market cluster, and a $0.3 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters. These decreases were partially offset by a $0.3 million increase at our Philadelphia market cluster due to improved performance in that cluster.

Cost of Services. The $2.1 million decrease in cost of services during the three months ended September 30, 2008 was primarily due to a $1.9 million decrease at our Miami-Fort Lauderdale market cluster that was primarily due to the non-renewal of the Florida Marlins baseball team program rights agreement, which cost $1.8 million during the same period in 2007. Cost of services also decreased at six of our ten other market clusters and were comparable to the same period in 2007 at the remaining four market clusters.

Selling, General and Administrative Expenses. The $1.1 million decrease in selling, general and administrative expenses during the three months ended September 30, 2008 was primarily due to a $0.8 million decrease at our Miami-Fort Lauderdale market cluster primarily due to lower sales commissions as a result of the decrease in net revenue. This decrease was partially offset by a $0.3 million increase at our Philadelphia market cluster primarily due to higher sales commissions as a result of the increase in net revenue. Selling, general and administrative expenses also decreased at eight of our nine other market clusters and were comparable to the same period in 2007 at the remaining market cluster.

Corporate General and Administrative Expenses. The $0.5 million decrease in corporate general and administrative expenses during the three months ended September 30, 2008 was primarily due to a decrease in stock-based compensation expense and severance expense.

Interest Expense. The $1.5 million decrease in interest expense during the three months ended September 30, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2007	2008	$	%
Net revenue	$98,897,353	$90,977,719	$(7,919,634)	(8.0)%
Cost of services	35,428,293	29,647,257	(5,781,036)	(16.3)
Selling, general and administrative expenses	36,012,966	34,908,556	(1,104,410)	(3.1)
Corporate general and administrative expenses	7,728,012	7,109,008	(619,004)	(8.0)
Interest expense	10,487,802	6,839,564	(3,648,238)	(34.8)
Loss on extinguishment of long-term debt	366,599	—	(366,599)	—

Net Revenue. The $7.9 million decrease in net revenue during the nine months ended September 30, 2008 was partially due to a $3.1 million decrease at our Miami-Fort Lauderdale market cluster, which was primarily due to the absence of revenue from broadcasting the Florida Marlins baseball games, which contributed $1.9 million during the same period in 2007. The decrease in net revenue was also due to an additional $1.2 million decrease at our Miami-Fort Lauderdale market cluster, a $2.6 million decrease at our Fort Myers-Naples market cluster, a $1.5 million decrease at our Las Vegas market cluster, and a $0.5 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters.

Cost of Services. The $5.8 million decrease in cost of services during the nine months ended September 30, 2008 was primarily due to a $4.0 million decrease at our Miami-Fort Lauderdale market cluster that was primarily due to the non-renewal of the Florida Marlins baseball team program rights agreement, which cost $3.9 million during the same period in 2007. The decrease in cost of services was also due to a $0.5 million decrease at our Las Vegas market cluster primarily due to a promotional campaign in 2007 for one of our radio stations in that market. Cost of services also decreased at eight of our nine other market clusters and were comparable to the same period in 2007 at the remaining market cluster.

Selling, General and Administrative Expenses. The $1.1 million decrease in selling, general and administrative expenses during the nine months ended September 30, 2008 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster, a $0.5 million decrease at our Las Vegas market cluster primarily due to lower sales commissions as a result of the decrease in net revenue in those markets. These decreases were partially offset by a $0.5 million increase at our Philadelphia market cluster primarily due to higher sales commissions as a result of the increase in net revenue.

Corporate General and Administrative Expenses. The $0.6 million decrease in corporate general and administrative expenses during the three months ended September 30, 2008 was primarily due to a decrease in stock-based compensation expense.

Interest Expense. The $3.6 million decrease in interest expense during the nine months ended September 30, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

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

Our credit agreement permits us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors has authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. From June 10, 2004 to November 7, 2008, we repurchased 1.5 million shares of our Class A common stock for an aggregate $12.7 million.

Our credit agreement also permits us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the three and nine months ended September 30, 2008, we paid $1.5 million and $4.4 million for cash dividends, respectively. On September 10, 2008, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.2 million in the aggregate was paid on October 16, 2008, to stockholders of record on September 30, 2008.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, continuation or worsening of the economic downturn in the United States or in the markets we serve, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to defaults under our credit facility, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

Our ability to reduce our total leverage ratio as required by our credit facility by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Continuation or worsening of the economic downturn in the United States or in the markets we serve, poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility. We may make additional share repurchases and future dividend payments instead of repaying indebtedness with such funds and if we incur additional indebtedness in order to make such repurchases or dividend payments, our total debt ratio may be adversely affected and we may not be permitted to make additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2007 and 2008 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2007	2008
Net cash provided by operating activities	$13,236,456	$16,750,306
Net cash used in investing activities	(46,977,330)	(1,200,898)
Net cash provided by (used in) financing activities	31,284,334	(17,116,247)

Net decrease in cash and cash equivalents	$(2,456,540)	$(1,566,839)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $3.5 million during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a $4.2 million decrease in cash paid for station operating expenses, a $3.2 million decrease in cash paid for interest, and a $1.0 million increase in cash refunded for income taxes. These increases were partially offset by a $4.9 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2008 was primarily due to cash payments for capital expenditures of $1.3 million. Net cash used in investing activities for the same period in 2007 was primarily due to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $2.3 million.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2008 was primarily due to voluntary repayments of $12.0 million of borrowings under our credit facility, cash dividends of $4.4 million and $0.8 million for repurchases of our Class A common stock. Net cash provided by financing activities for the same period in 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $4.4 million, $3.1 million for repurchases of our Class A common stock, and voluntary repayments of $3.0 million of borrowings under our credit facility.

Credit Facility. As of October 31, 2008, the outstanding balance of our credit facility was $179.1 million. As of September 30, 2008, our credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $126.1 million. The revolving credit loan includes a $10.0 million sub-limit for letters of credit, which may be increased to $20.0 million upon our request and with the approval of the Bank of Montreal, Chicago Branch in its capacity as the letter of credit issuer. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate or the overnight federal funds rate plus 0.5%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 6.4888% and 4.6274% as of December 31, 2007 and September 30, 2008, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2008, we had $46.6 million in remaining commitments available under the revolving portion of our credit facility; however, as of September 30, 2008, our maximum consolidated total debt covenant would have limited additional borrowings to $8.2 million.

Our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $179.1 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of September 30, 2008, the scheduled repayments of the credit facility for the remainder of fiscal 2008 and the next four years and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2008	$—	$—	$—
2009	—	4,633,333	4,633,333
2010	—	6,177,778	6,177,778
2011	—	8,957,778	8,957,778
2012	—	9,884,444	9,884,444
Thereafter	55,500,000	93,902,223	149,402,223

Total	$55,500,000	$123,555,556	$179,055,556

We must pay a quarterly unused commitment fee equal to 0.375% on the unused portion of the revolving credit loan. For the three and nine months ended September 30, 2008, our unused commitment fees were approximately $45,000 and $124,000, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2008, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2008, our consolidated total debt must not have exceeded 6.25 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On December 31, 2008, the last day of the current fiscal quarter, the maximum ratio will remain at 6.25 times, however, on the last day of each fiscal quarter for the period from January 1, 2009 through December 31, 2009, the maximum ratio will decrease to 5.75 times and on the last day of each fiscal quarter for the period from January 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of September 30, 2008, we were in compliance with all applicable financial covenants under the credit facility. As of September 30, 2008, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 5.98 times consolidated operating cash flow, our interest coverage ratio was 2.97 times interest expense, and our fixed charge coverage ratio was 1.76 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2008, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.7 million and our net income would decrease by $0.4 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of September 30, 2008, we are a party to three interest rate swap agreements with a $110.0 million notional amount. The swap agreements expire from March to September 2011. As of September 30, 2008, the fair value of the swap agreements was an asset of $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risks affecting our Company during the third quarter of 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2008	—	$—	—	$17,433,926
August 1 – 31, 2008	—	—	—	17,433,926
September 1 – 30, 2008	417	3.26	—	17,433,926

Total	417

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2007 Equity Plan, 417 shares of our Class A common stock were surrendered to us in September to fund withholding taxes payable.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 10, 2008	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 10, 2008	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)