Form 10-K
period 2008-12-31
BEASLEY BROADCAST GROUP INC
filed 2009-03-27
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $24,424,214 based on the number of shares outstanding as of such date and the closing price of $4.57 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 5,971,106 Shares Outstanding as of March 20, 2009

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of March 20, 2009

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2009.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2008

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA.

Recent Developments

On March 13, 2009, our credit facility was amended to, among other things, reduce the maximum commitment under the revolving credit loan, increase the interest rate margin, revise certain financial covenants, reduce the aggregate dollar amount of Company shares we are able to repurchase, and reduce the amount of dividends we are able to pay on our common stock.

We tested our FCC broadcasting licenses for impairment during the fourth quarter of 2008. As a result of the testing, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008, which determined the timing of the impairment test. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

We tested our goodwill for impairment during the fourth quarter of 2008. As a result of the testing, we recorded impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008, which determined the timing of the impairment test. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

We continue to be impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our revenues. We expect the current environment to continue for some time and for our revenues to be adversely impacted during that time. We will continue to review our operating costs and expenses in non-essential areas in response to the expected decrease in revenues.

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we will consider opportunities to swap existing radio stations with other radio station owners in new or existing markets. Current FCC rules and regulations do not allow us to add any more radio stations to our existing clusters in the Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, and Augusta, GA radio markets.

We also continue to invest in interactive support services to develop and promote our radio station websites. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

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

HD Radio

The FCC selected In-Band On-Channel as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as HD Radio. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, additional channels and the ability to offer a greater variety of auxiliary services. HD Radio technology permits a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC has authorized use of HD Radio digital technology developed by iBiquity Digital Corporation, or iBiquity, on FM and AM stations full-time. The FCC has adopted certain rules applicable to digital radio and is continuing to consider final rules for the service.

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

Employees

As of February 28, 2009, we had a staff of 473 full-time employees and 181 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, FCC licenses have generally been renewed, and in the last renewal cycle, all of our licenses were renewed. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business. In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be material. We currently operate WRDW-AM on 1630 kHz in the expanded AM band. Current FCC requirements call for surrender of either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, GA. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses, including a proposal to allow such a sale to a qualifying “small business.” The surrender of either license would have no material impact on our results of operations or financial condition.

The class of an FM radio station determines its minimum and maximum facilities requirements. FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC rules subject Class C FM radio stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

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

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Miami-Fort Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2012
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012

Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2014
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2014
	WWDB-AM	D	860 kHz	10	08/01/2014
	WXTU-FM	B	92.5 MHz	15.5	08/01/2014

Wilmington, DE	WJBR-FM	B	99.5 MHz	50	08/01/2014

Las Vegas, NV	KBET-AM	B	790 kHz	1 day/.3 night	10/01/2013
	KCYE-FM	C	104.3 MHz	24.5	10/01/2013
	KDWN-AM	B	720 kHz	50	10/01/2013
	KFRH-FM	C	102.7 MHz	96	10/01/2013
	KKLZ-FM	C	96.3 MHz	100	10/01/2013

Fort Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012

Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011

Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	50 day/10 night	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WGUS-FM	A	102.7 MHz	3	12/01/2011
	WHHD-FM	C3	98.3 MHz	11.5	12/01/2011
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012

West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012

Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012

Boston, MA	WRCA-AM	B	1330 kHz	5	04/01/2014

In November 2008, all FCC inquiries, including a notice of apparent liability for a monetary forfeiture, related to WQAM-AM and WRXK-FM were settled and the license renewal application for WQAM-AM was approved. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has also been enacted that substantially increases the monetary penalties for broadcasting indecent programming. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. In June 2006, Congress increased the maximum permitted fines to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The FCC implemented the increased forfeiture amounts in July 2007. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. Certain aspects of the FCC’s indecency rules have been recently vacated by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) and remanded for further action by the FCC, and the government’s appeal from the court’s decision has recently been argued before the U.S. Supreme Court. A separate case involving other aspects of the FCC’s indecency rules has been vacated by the U.S. Court of Appeals for the Third Circuit and remanded to the FCC for further action. The government has sought to appeal this decision before the U.S. Supreme Court, and has asked any such appeal be held in abeyance until the Second Circuit case is decided. Proposals for new federal legislation regarding the broadcast of indecent programming, even if inadvertent and consisting of but a single word, have been introduced in Congress, but to date none has been enacted. Certain of our radio stations are currently subject to enforcement inquiries with respect to alleged indecency violations. The increased forfeiture amounts do not apply to any of these pending inquiries. See FCC Licenses above.

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

Multiple and Cross-Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations.

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

Newspaper-Broadcast Cross-Ownership Rule. The FCC’s currently effective newspaper-broadcast cross-ownership rule prohibits the same owner from owning a broadcast station and a daily English language newspaper in the same geographic market if specified signal contours of the television or radio station encompass the entire community in which the newspaper is published, unless such ownership is grandfathered or subject to a waiver. In December 2007, the FCC modified this rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC’s Order is subject to administrative and judicial appeal.

Ownership Attribution. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. However, certain passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual holds 50% or more of that corporation’s voting stock.

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

Radio stations may also enter into what are commonly known as joint sales agreements. In a typical joint sales agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements involving the sale of advertising time and the collection of proceeds from such sales, but involving no or only a limited amount of programming time. Such arrangements are subject to compliance with the requirements of the antitrust laws and the FCC’s rules and policies. A radio station that sells more than 15% of the weekly advertising time of another radio station serving the same market is deemed to have an attributable interest in that other radio station.

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

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. Radio stations with ten or more full-time employees in a given market must file a Mid-term EEO Report with the FCC midway through the license term. Broadcasters must prepare and place in their public files and on their websites an annual EEO report, and file the previous two reports with the FCC along with the Mid-term EEO Report and the renewal application.

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

Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	recently approved increases in the royalties paid by radio stations with respect to Internet streaming;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers; and

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming.

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

The radio broadcasting industry faces many unpredictable business risks and is sensitive to external economic forces that could have a material adverse affect on our advertising revenues and results of operations.

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

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. As widely reported, financial markets in the United States have been experiencing extreme disruption. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the housing and mortgage markets have contributed to increased market volatility and diminished expectations for the United States economy. These unfavorable changes in economic conditions as well as declining consumer confidence, recession and other factors, have led and could continue to lead to decreased demand for advertising and have negatively impacted our advertising revenues and our results of operations.

We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the current environment does continue or worsen, there can be no assurance that we will not experience a further decline in revenues, which may negatively impact our financial condition and results of operations.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2008, we had long-term debt of $174.5 million and stockholders’ equity of $47.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our credit facility also requires us to maintain specified financial ratios and to satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. The current economic downturn has decreased demand for advertising and has negatively impacted our revenues. If our revenues were to decrease significantly it may become increasingly difficult for us to meet these financial covenants. In response we will continue to control costs and expenses in non-essential areas. Our breach of any of these covenants, ratios, tests or restrictions could result in an event of default under our credit facility. If an event of default exists under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness which could force us to seek protection under federal bankruptcy laws and could significantly or entirely reduce the value of our equity.

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our net revenue. These radio stations contributed 49.7% of our net revenue during 2008. Because of the large portion of our net revenue from Miami-Ft. Lauderdale and Philadelphia we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2008, our FCC broadcasting licenses and goodwill represented 77.6% of our total assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we are required to test our FCC broadcasting licenses and goodwill for impairment at least annually which may result in future impairment losses. In 2008, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters and impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 42.0% of our net revenue during 2008. Although the 2008 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 76 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B common stock that Mr. Beasley beneficially owns represent 81.9% of the total voting power of all classes of our common stock. Mr. Beasley also has currently exercisable stock options to purchase 487,500 shares of Class A common stock. Members of his immediate family also own significant amounts of Class B common stock and Class A common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and note 14 to the accompanying financial statements.

Future sales by George G. Beasley or members of his family of our Class A common stock could adversely affect its market price.

George G. Beasley and members of his family beneficially own the majority of all outstanding shares of Class B common stock, which is convertible to Class A common stock on a one-for-one basis. The market for our Class A common stock could change substantially if George G. Beasley and members of his family convert their shares of Class B common stock to shares of Class A common stock and then sell large amounts of shares of Class A common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2009, we own or lease studio and office space for our radio stations in the following locations:

Location	Radio Station(s)	Owned/Leased
Miami, FL	WKIS-FM	Owned
	WPOW-FM and WQAM-AM	Third party lease
Philadelphia, PA	WRDW-FM, WWDB-AM and WXTU-FM	Third party lease
Camden, NJ	WTMR-AM	Owned
Wilmington, DE	WJBR-FM	Third party lease
Las Vegas, NV	All of the radio stations in our Las Vegas, NV market cluster	Third party lease
Estero, FL	All of the radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All of the radio stations in our Fayetteville, NC market cluster	Owned
New Bern, NC	WIKS-FM, WMGV-FM, WSFL-FM and WXNR-FM	Owned
Greenville, NC	WNCT-AM and WNCT-FM	Related party lease
Augusta, GA	All of the radio stations in our Augusta, GA market cluster	Owned
	Land under the building for the radio stations in Augusta, GA	Related party lease
Boca Raton, FL	WSBR-AM, WWNN-AM and WHSR-AM	Third party lease
Atlanta, GA	WAEC-AM and WWWE-AM	Third party lease
Boston, MA	WRCA-AM	Third party lease

We lease the studio and office space in Estero, FL from George G. Beasley (our CEO) and the office and studio space in Greenville, NC from Beasley Broadcasting of Greenville, Inc., which is wholly-owned by George G. Beasley. In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is also wholly-owned by George G. Beasley. No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

In November 2008, all FCC inquiries, including a notice of apparent liability for a monetary forfeiture, related to WQAM-AM and WRXK-FM were settled and the license renewal application for WQAM-AM was approved. Other complaints involving the broadcast of alleged indecent or profane material by radio stations we own remain pending.

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

Fiscal 2008	High	Low
First Quarter	$6.65	$3.37
Second Quarter	5.60	3.60
Third Quarter	4.80	1.69
Fourth Quarter	2.15	0.71

Fiscal 2007	High	Low
First Quarter	$9.63	$8.22
Second Quarter	9.16	7.45
Third Quarter	9.05	6.54
Fourth Quarter	9.09	4.60

Stockholders

As of February 28, 2009, the number of beneficial holders of our Class A common stock was approximately 1,000. As of February 28, 2009, the number of holders of our Class B common stock was 17.

Dividends

As of December 31, 2008, our credit facility permitted us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. Our board of directors declared a cash dividend of $0.0625 per share during the first and second quarter in 2008 and $0.05 per share during the third quarter of 2008 on our Class A and Class B common stock. During the fourth quarter, our board of directors suspended the payment of any future quarterly cash dividends on our Class A and Class B common stock. While we may reinstate the payment of quarterly cash dividends in the future, any such action will be at the discretion of our board of directors. We paid $5.8 million and $5.5 million for cash dividends during the years ended December 31, 2007 and 2008, respectively. Effective March 13, 2009, our amended credit facility prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than 5 times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2008	—	$—	—	$17,433,926
November 1 – 30, 2008	833	1.86	—	17,433,926
December 1 – 31, 2008	1,078,410	1.00	1,078,410	16,344,732

Total	1,079,243

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. In connection with the vesting of restricted stock under our 2000 Equity Plan, 833 shares of our Class A common stock were surrendered to us in November to fund withholding taxes payable. Effective March 13, 2009, our amended credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	2,549,084	$15.26	523,773
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	2,549,084		523,773

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 44 radio stations in the following markets: Philadelphia, PA, Atlanta, GA, Boston, MA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Augusta, GA and Fayetteville, NC. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On March 13, 2009, our credit facility was amended to, among other things, reduce the maximum commitment under the revolving credit loan, increase the interest rate margin, revise certain financial covenants, reduce the aggregate dollar amount of Company shares we are able to repurchase, and reduce the amount of dividends we are able to pay on our common stock.

We tested our FCC broadcasting licenses for impairment during the fourth quarter of 2008. As a result of the testing, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008, which determined the timing of the impairment test. For further discussion, see “Critical Accounting Estimates” below.

We tested our goodwill for impairment during the fourth quarter of 2008. As a result of the testing, we recorded impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008, which determined the timing of the impairment test. For further discussion, see “Critical Accounting Estimates” below.

We continue to be impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our revenues. We expect the current environment to continue for some time and for our revenues to be adversely impacted during that time. We will continue to review our operating costs and expenses in non-essential areas in response to the expected decrease in revenues.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our financial statements and general factors that impact these items.

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

A growing source of revenue comes from our radio station websites primarily through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. Our radio station websites contributed approximately $4.2 million or 3.1% and $5.8 million or 4.8% of net revenue during the years ended December 31, 2007 and 2008, respectively.

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime. The following summary table presents a comparison of our trade sales revenue and expenses.

	Year ended December 31
	2007	2008
Trade revenue	$4,375,755	$3,901,243
Trade expenses	$4,260,658	$4,191,554

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

Income Taxes. Our effective tax rate was approximately 42% in 2007 and 37% in 2008, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Critical Accounting Estimates

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

Impairment of FCC Broadcasting Licenses. As of December 31, 2008, FCC broadcasting licenses with an aggregate carrying amount of $191.7 million represented 72.5% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. The annual test, which is performed as of December 31, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. We combine our licenses into reporting units based on our market clusters for impairment testing purposes. We estimate the fair value of our licenses using discounted future cash flows. The discounted cash flow model includes certain assumptions including: (i) the projected growth rate for radio advertising revenue in each market, (ii) average market share and profit margin for each class of license in each market, (iii) estimated capital start-up capital costs, and (iv) the determination of an appropriate discount rate. If we had made different assumptions or used different estimates the fair value of our licenses could have been materially different.

As a result of our annual test during the fourth quarter of 2008, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters. The impairment losses were indicative of a trend in the broadcasting industry and were not unique to the Company. The losses represented 19.6% of the aggregate carrying amount of our FCC broadcasting licenses prior to the impairment and were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008 which determined the timing of the impairment test. There can be no assurance that additional impairments of our FCC broadcasting licenses will not occur in future periods.

Impairment of Goodwill. As of December 31, 2008, goodwill with an aggregate carrying amount of $13.6 million represented 5.2% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of our reporting units to their carrying amount, including goodwill. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. We use internally-generated estimates of future cash flows to determine the fair value of each reporting unit. These estimates required management judgment and if we had made different assumptions the fair value of our reporting units could have been materially different. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

As a result of our annual test during the fourth quarter of 2008, we recorded impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. The impairment losses represented 53.8% of the aggregate carrying amount of our goodwill prior to the impairment and were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008 which determined the timing of the impairment test. There can be no assurance that impairments of our goodwill will not occur in future periods.

Impairment of Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2008. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of SFAS 141(R) will not have an impact on our results of operations or financial position but may have an impact on accounting for future business combinations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption of FSP 142-3 will not have an impact on our results of operations or financial position but may have an impact on accounting for future acquisitions.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following summary table presents a comparison of our results of operations for the years ended December 31, 2007 and 2008 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2007	2008	$	%
Net revenue	$133,883,080	$121,448,681	$(12,434,399)	(9.3)%
Cost of services	48,228,776	40,799,415	(7,429,361)	(15.4)
Selling, general and administrative expenses	48,269,043	45,930,853	(2,338,190)	(4.8)
Corporate general and administrative expenses	10,215,468	9,010,095	(1,205,373)	(11.8)
Impairment losses	2,150,659	62,482,506	60,331,847	NM
Interest expense	13,773,934	8,950,385	(4,823,549)	(35.0)
Loss on extinguishment of long-term debt	366,599	—	(366,599)	NM
Other non-operating expenses	49,965	425,202	375,237	NM
Income tax expense (benefit)	3,494,870	(18,139,323)	(21,634,193)	NM
Net income (loss)	4,771,271	(30,549,462)	(35,320,733)	NM

Net Revenue. The $12.4 million decrease in net revenue during the year ended December 31, 2008 was partially due to a $4.1 million decrease at our Miami-Fort Lauderdale market cluster, which was primarily due to the absence of revenue from broadcasting the Florida Marlins baseball games, which contributed $1.9 million in 2007. The decrease in net revenue was also due to an additional $2.2 million decrease at our Miami-Fort Lauderdale market cluster, a $3.6 million decrease at our Fort Myers-Naples market cluster, a $2.6 million decrease at our Las Vegas market cluster, and a $1.0 million decrease at our Greenville-New Bern-Jacksonville market cluster due to weaker performance in those clusters.

Cost of Services. The $7.4 million decrease in cost of services during the year ended December 31, 2008 was primarily due to a $5.0 million decrease at our Miami-Fort Lauderdale market cluster that was primarily due to the non-renewal of the Florida Marlins baseball team program rights agreement, which cost $3.9 million in 2007. The decrease in cost of services was also due to an additional $1.1 million decrease at our Miami-Fort Lauderdale market cluster, a $0.7 million decrease at our Las Vegas market cluster primarily due to a promotional campaign in 2007 for one of our radio stations in that market. Cost of services also decreased at eight of our nine other market clusters and were comparable to 2007 at the remaining market cluster.

Selling, General and Administrative Expenses. The $2.3 million decrease in selling, general and administrative expenses during the year ended December 31, 2008 was primarily due to a $1.0 million decrease at our Miami-Fort Lauderdale market cluster, a $1.0 million decrease at our Las Vegas market cluster primarily due to lower sales commissions as a result of the decrease in net revenue in those markets. These decreases were partially offset by a $0.5 million increase at our Philadelphia market cluster.

Corporate General and Administrative Expenses. The $1.2 million decrease in corporate general and administrative expenses during the year ended December 31, 2008 was primarily due to a decrease in stock-based and cash compensation expense.

Impairment Losses. We tested our FCC broadcasting licenses and goodwill for impairment as of December 31, 2008 in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As a result of the testing, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters and impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. For further discussion, see “Critical Accounting Estimates” above.

Interest Expense. The $4.8 million decrease in interest expense during the year ended December 31, 2008 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit facility in 2007, we recorded a $0.4 million loss on extinguishment of long-term debt during the year ended December 31, 2008.

Non-Operating Expenses. The increase in non-operating expenses during the year ended December 31, 2008 was primarily due to other-than-temporary impairment losses of $0.4 million on our investments in MIVA and ioWorldMedia.

Income Tax Expense (Benefit). The decrease in income taxes was primarily due to a deferred tax benefit of $24.1 million related to the impairment losses $62.5 million on our FCC broadcasting licenses and goodwill for the year ended December 31, 2008. If we were to exclude the impairment losses in 2007 and 2008, our effective tax rate would have been comparable for both periods.

Net Income (Loss). As a result of the factors described above, the net loss for the year ended December 31, 2008 was $30.5 million compared to a net income of $4.8 million for the year ended December 31, 2007.

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

As of December 31, 2008, our credit facility permitted us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. From June 10, 2004 to February 28, 2009, we repurchased 2.6 million shares of our Class A common stock for an aggregate $13.8 million. Effective March 13, 2009, our amended credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock.

As of December 31, 2008, our credit facility permitted us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. During the year ended December 31, 2008 we paid $5.5 million for cash dividends. Effective March 13, 2009, our amended credit facility prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than 5 times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

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

Our ability to reduce our total debt ratio, as defined by our credit facility, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Continuation or worsening of the economic downturn in the United States or in the markets we serve, poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2007 and 2008 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2007	2008
Net cash provided by operating activities	$18,856,812	$22,243,958
Net cash used in investing activities	(47,912,502)	(1,412,383)
Net cash provided by (used in) financing activities	27,059,966	(23,928,690)

Net decrease in cash and cash equivalents	(1,995,724)	(3,097,115)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $3.4 million during the year ended December 31, 2008 compared to the same period in 2007 primarily due to a $6.6 million decrease in cash paid for station operating expenses, a $4.6 million decrease in cash paid for interest, and a $1.0 million increase in cash refunded for income taxes. These increases were partially offset by a $9.2 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the year ended December 31, 2008 was primarily due to cash payments for capital expenditures of $1.6 million. Net cash used in investing activities for the same period in 2007 was primarily due to cash payments of $42.2 million for the acquisition of WJBR-FM in Wilmington, DE, cash payments of $2.7 million for the acquisition KBET-AM in Las Vegas, NV and cash payments for capital expenditures of $3.3 million.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities in the year ended December 31, 2008 was primarily due to voluntary repayments of $16.6 million of borrowings under our credit facility, cash dividends of $5.5 million and $1.8 million for repurchases of our Class A common stock. Net cash provided by financing activities for the same period in 2007 was primarily due to additional borrowings of $42.0 million from our credit facility to finance the acquisition of WJBR-FM in Wilmington, DE, which were partially offset by cash dividends of $5.8 million, voluntary repayments of $5.3 million of borrowings under our credit facility, and $3.5 million for repurchases of our Class A common stock.

Credit Facility. As of December 31, 2008, our credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $119.0 million. The revolving credit loan and term loan carried interest, based on various LIBOR rates, at 6.4888% and 4.1955% as of December 31, 2007 and 2008, respectively.

As of December 31, 2008, we paid a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. For the year ended December 31, 2008, our unused commitment fee was approximately $169,000. Effective March 13, 2009, our amended credit facility increased the quarterly unused commitment fee to 0.5% of the unused portion of the revolving credit loan.

As of December 31, 2008, we were in compliance with all applicable financial covenants under the credit facility. As of December 31, 2008, as calculated pursuant to the terms of our credit facility, our consolidated total debt ratio was 6.04 times consolidated operating cash flow, our interest coverage ratio was 3.29 times interest expense, and our fixed charge coverage ratio was 1.97 times fixed charges.

On March 13, 2009, we amended our credit facility. The amended credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan of $118.0 million, which includes a voluntary repayment of $1.0 million during the first quarter of 2009. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, we expect to record a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

The amended credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the Company and our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $173.5 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 13, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$4,425,000	$4,425,000
2010	—	5,900,000	5,900,000
2011	—	8,555,000	8,555,000
2012	—	9,440,000	9,440,000
2013	5,819,792	11,210,000	17,029,792
Thereafter	49,680,208	78,470,000	128,150,208

Total	$55,500,000	$118,000,000	$173,500,000

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 13, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from January 1, 2009 to June 30, 2010, our consolidated total debt must not have exceeded 7.5 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit facility), however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

Related Party Transactions

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $37,000 for the year ended December 31, 2008. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2008, the aggregate outstanding balance of the notes receivable was $3.7 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $244,000 for the year ended December 31, 2008.

We lease radio towers for 22 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $544,000 for the year ended December 31, 2008.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 for the year ended December 31, 2008.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. Rental expense was approximately $145,000 for the year ended December 31, 2008.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $167,000 for the year ended December 31, 2008.

As of December 31, 2008, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2009	$630,106
2010	532,446
2011	533,336
2012	534,252
2013	535,196
Thereafter	3,630,517

Total	$6,395,853

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including payroll and equipment. The exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of December 31, 2008, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.6 million and our net income would decrease by $0.4 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of December 31, 2008, we are a party to three interest rate swap agreements with a $110.0 million notional amount. The swap agreements expire from March to September 2011. As of December 31, 2008, the fair value of the swap agreements was a liability of $4.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

March 26, 2009

Fort Lauderdale, Florida

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,550,620	$3,453,505
Accounts receivable, less allowance for doubtful accounts of $406,083 in 2007 and $824,783 in 2008	23,604,523	20,209,745
Trade sales receivable	1,078,579	906,588
Other receivables	394,101	460,940
Prepaid expenses	1,518,823	1,433,781
Deferred tax assets	1,257,585	365,176

Total current assets	34,404,231	26,829,735
Notes receivable from related parties	3,903,623	3,695,344
Property and equipment, net	27,092,880	25,808,861
FCC broadcasting licenses	238,371,639	191,748,998
Goodwill	29,489,229	13,629,364
Investments	496,171	103,333
Other assets	3,394,504	2,820,481

Total assets	$337,152,277	$264,636,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$4,462,500
Accounts payable	3,371,285	2,346,691
Accrued expenses	8,242,156	5,528,546
Trade sales payable	836,460	1,016,540

Total current liabilities	12,449,901	13,354,277
Long-term debt, less current installments	191,055,556	170,037,500
Deferred tax liabilities	47,310,538	28,002,018
Derivative financial instruments	—	4,565,684
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	251,966,746	217,110,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,395,332 and 8,539,508 issued in 2007 and 2008, respectively	8,395	8,539
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,712,743 and 16,662,743 issued in 2007 and 2008, respectively	16,712	16,662
Additional paid-in capital	112,407,803	114,043,872
Treasury stock, Class A common stock, 1,329,023 and 2,550,152 shares in 2007 and 2008, respectively	(11,913,111)	(13,755,634)
Accumulated deficit	(15,359,228)	(49,985,137)
Accumulated other comprehensive income (loss)	24,960	(2,802,416)

Total stockholders’ equity	85,185,531	47,525,886

Total liabilities and stockholders’ equity	$337,152,277	$264,636,116

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2008
Net revenue	$133,883,080	$121,448,681

Costs and expenses:
Cost of services (including stock-based compensation of $1,208 in 2007 and 2008 and excluding depreciation and amortization shown separately below)	48,228,776	40,799,415
Selling, general and administrative (including stock-based compensation of $225,388 and $158,651 in 2007 and 2008, respectively)	48,269,043	45,930,853
LMA fees	159,084	—
Corporate general and administrative (including stock-based compensation of $2,192,787 and $1,476,304 in 2007 and 2008, respectively)	10,215,468	9,010,095
Depreciation and amortization	3,096,417	2,963,679
Impairment losses	2,150,659	62,482,506

Total costs and expenses	112,119,447	161,186,548
Operating income (loss)	21,763,633	(39,737,867)
Other income (expense):
Interest expense	(13,773,934)	(8,950,385)
Loss on extinguishment of long-term debt	(366,599)	—
Other non-operating expenses	(49,965)	(425,202)
Interest income	446,894	374,094
Other non-operating income	246,112	50,575

Income (loss) before income taxes	8,266,141	(48,688,785)
Income tax expense (benefit)	3,494,870	(18,139,323)

Net income (loss)	$4,771,271	$(30,549,462)

Basic and diluted net income (loss) per share	$0.20	$(1.32)

Dividends declared per common share	$0.25	$0.18

Basic common shares outstanding	23,349,013	23,224,916

Diluted common shares outstanding	23,518,053	23,224,916

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2007	Year Ended December 31, 2008
Net income (loss)	$4,771,271	$(30,549,462)

Other comprehensive loss:
Unrealized loss on available-for-sale investment (net of income tax benefit of $165,037 and $152,783 for the years ended December 31, 2007 and 2008, respectively)	(262,297)	(242,817)
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net loss (net of income tax expense of $137,075)	—	217,858
Unrealized loss on derivative financial instruments (net of income tax benefit of $1,763,267)	—	(2,802,417)

Other comprehensive loss	(262,297)	(2,827,376)

Comprehensive income (loss)	$4,508,974	$(33,376,838)

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Teasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2007	8,357,323	8,357	16,712,743	16,712	109,988,458	(919,261)	(8,411,997)	(14,297,106)	287,257	87,591,681
Stock-based compensation	38,009	38	—	—	2,419,345	—	—	—	—	2,419,383
Purchase of treasury stock	—	—	—	—	—	(409,762)	(3,501,114)	—	—	(3,501,114)
Net income	—	—	—	—	—	—	—	4,771,271	—	4,771,271
Cash dividends, $0.25 per common share	—	—	—	—	—	—	—	(5,833,393)	—	(5,833,393)
Other comprehensive loss	—	—	—	—	—	—	—	—	(262,297)	(262,297)

Balances as of December 31, 2007	8,395,332	8,395	16,712,743	16,712	112,407,803	(1,329,023)	(11,913,111)	(15,359,228)	24,960	85,185,531
Conversion of Class B common stock to Class A common stock	50,000	50	(50,000)	(50)	—	—	—	—	—	—
Stock-based compensation	94,176	94	—	—	1,636,069	—	—	—	—	1,636,163
Purchase of treasury stock	—	—	—	—	—	(1,221,129)	(1,842,523)	—	—	(1,842,523)
Net loss	—	—	—	—	—	—	—	(30,549,462)	—	(30,549,462)
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,076,447)	—	(4,076,447)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,827,376)	(2,827,376)

Balances as of December 31, 2008	8,539,508	8,539	16,662,743	16,662	114,043,872	(2,550,152)	(13,755,634)	(49,985,137)	(2,802,416)	47,525,886

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$4,771,271	$(30,549,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from trade sales	(115,097)	290,311
Stock-based compensation	2,419,383	1,636,163
Provision for bad debts	1,321,720	2,259,361
Depreciation and amortization	3,096,417	2,963,679
Impairment loss	2,150,659	62,482,506
Amortization of loan fees	294,715	270,370
Loss on extinguishment of long-term debt	366,599	—
Unrealized loss on investments	—	354,933
Deferred income taxes	4,138,895	(16,637,136)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(784,011)	1,068,578
(Increase) decrease in prepaid expenses	(393,758)	85,042
Decrease in other assets	1,072,699	303,653
Increase (decrease) in payables and accrued expenses	517,320	(2,284,040)

Net cash provided by operating activities	18,856,812	22,243,958

Cash flows from investing activities:
Capital expenditures	(3,276,243)	(1,617,900)
Payments for acquisitions of radio stations	(44,817,539)	—
Payment for investment	—	(2,762)
Repayment of notes receivable from related parties	181,280	208,279

Net cash used in investing activities	(47,912,502)	(1,412,383)

Cash flows from financing activities:
Proceeds from issuance of indebtedness	42,000,000	—
Principal payments on indebtedness	(5,319,444)	(16,555,556)
Payments of loan fees	(274,214)	—
Cash dividends paid	(5,845,262)	(5,530,611)
Payments for treasury stock	(3,501,114)	(1,842,523)

Net cash provided by (used in) financing activities	27,059,966	(23,928,690)

Net decrease in cash and cash equivalents	(1,995,724)	(3,097,115)
Cash and cash equivalents at beginning of year	8,546,344	6,550,620

Cash and cash equivalents at end of year	$6,550,620	$3,453,505

Cash paid for interest	$13,339,851	$8,778,930

Cash refunded for income taxes	$(554,170)	$(1,548,282)

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$76,923	$61,760

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Basis of Presentation

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is acquiring, developing, and operating radio stations throughout the United States. The Company owns and operates 44 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA, and Boston, MA.

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

Property and Equipment

Property and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred. The Company reviews property and equipment for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If an event or change in circumstances were to indicate that the carrying amount of property and equipment is not recoverable, the carrying amount will be reduced to the estimated fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. For income tax purposes, property and equipment is depreciated using accelerated methods.

FCC Broadcasting Licenses and Goodwill

FCC broadcasting licenses and goodwill are carried at cost less the accumulated amortization recorded through December 31, 2001, at which time the Company adopted SFAS 142, Goodwill and Other Intangibles. FCC broadcasting licenses and goodwill are not amortized but are tested for impairment at least annually in accordance with the provisions of SFAS 142.

Investments

The Company accounts for investments in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified as available-for-sale when they might be sold before maturity. Investments available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Investments are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Declines in the fair value of investments below their cost that are other than temporary are reported as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period sufficient to allow for any anticipated recovery in fair value.

Loan Fees

The costs related to the issuance of debt are capitalized and accounted for as interest expense using the effective interest method over the life of the related debt.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of SFAS 133, Accounting for Derivative and Hedging Activities that was amended by SFAS 137, SFAS 138 and SFAS 161. SFAS 133 established accounting and reporting standards for derivative instruments and hedging activities.

Revenue Recognition

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded.

Program Rights

The total contract costs for sports programming rights are expensed on a straight-line basis in the periods in which the games are played and broadcast. Other payments are expensed when additional contract elements, such as post-season games, are played and broadcast.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment, which requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite services.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS 109, Accounting for Income Taxes, which requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for all temporary differences between tax and financial reporting bases of the Company’s assets and liabilities using enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

Earnings per Share

The Company calculates earnings per share in accordance with the provisions of SFAS 128, Earnings per Share which requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted earnings per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Concentration of Risk

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 48.3% and 49.7% of the Company’s net revenue during 2007 and 2008, respectively.

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $15,500 or $20,500 if aged 50 years or older in 2007 and 2008. There was no employer matching contributions for the years ended December 31, 2007 and 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of SFAS 141(R) will not have an impact on the Company’s results of operations or financial position but may have an impact on accounting for future business combinations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption of FSP 142-3 will not have an impact on the Company’s results of operations or financial position but may have an impact on accounting for future acquisitions.

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

The purchase price allocation is summarized as follows:

Property and equipment	$439,988
FCC broadcasting license	2,056,000
Goodwill	155,138

Payments for acquisition of radio station	$2,651,126

(4) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2007	2008
Land, buildings and improvements	$15,219,570	$15,273,671	15-30
Broadcast equipment	19,895,965	20,477,700	5-15
Transportation equipment	1,780,172	1,783,282	5
Office equipment	3,959,463	3,959,907	5-10
Construction in progress	3,210,451	3,268,713	—

	44,065,621	44,763,273
Less accumulated depreciation and amortization	(16,972,741)	(18,954,412)

	$27,092,880	$25,808,861

The Company recorded depreciation expense of $3.1 million and $3.0 million for the years ended December 31, 2007 and 2008, respectively.

(5) Intangibles

FCC Broadcasting Licenses

The Company is required to test its FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The annual test, which is performed as of December 31, compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. The Company combines its licenses into reporting units based on its market clusters for impairment testing purposes. The Company estimates the fair value of its licenses using discounted future cash flows. The discounted cash flow model includes certain assumptions including: (i) the projected growth rate for radio advertising revenue in each market, (ii) average market share and profit margin for each class of license in each market, (iii) estimated capital start-up capital costs, and (iv) the determination of an appropriate discount rate. If the Company had made different assumptions or used different estimates the fair value of its licenses could have been materially different.

As a result of its annual test during the fourth quarter of 2008, the Company recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in its Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters. The impairment losses were indicative of a trend in the broadcasting industry and were not unique to the Company. The losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008 which determined the timing of the impairment test.

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2007 and 2008 are as follows:

Balance as of January 1, 2007	$206,324,298
Acquisition of WJBR-FM	32,142,000
Acquisition of KBET-AM	2,056,000
Impairment losses	(2,150,659)

Balance as of December 31, 2007	238,371,639
Impairment losses	(46,622,641)

Balance as of December 31, 2008	$191,748,998

As a result of its annual test in 2007, the Company recorded impairment losses of $2.2 million related to the FCC broadcasting licenses in its Wilmington, DE, Augusta, GA, and West Palm Beach-Boca Raton, FL market clusters.

Goodwill

The Company is required to test its goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s reporting units to its carrying amount, including goodwill. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. The Company uses internally-generated estimates of future cash flows to determine the fair value of each reporting unit. These estimates required management judgment and if the Company had made different assumptions the fair value of its reporting units could have been materially different. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

As a result of its annual test during the fourth quarter of 2008, the Company recorded impairment losses of $15.9 million related to the goodwill recorded in its Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters. The impairment losses were primarily due to a decrease in projected revenue growth rates in these markets. Advertising revenue declined moderately during the first three quarters then significantly during the fourth quarter of 2008 which determined the timing of the impairment test.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows:

Balance as of January 1, 2007	$19,931,568
Acquisition of WJBR-FM	9,402,523
Acquisition of KBET-AM	155,138

Balance as of December 31, 2007	29,489,229
Impairment losses	(15,859,865)

Balance as of December 31, 2008	$13,629,364

(6) Investments

The Company’s investments in MIVA and ioWorldMedia are classified as available-for-sale and recorded at fair value under the provisions of SFAS 157 using quoted market prices (a Level 1 measurement). Unrealized gains or losses on MIVA and ioWorldMedia are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s investments in iBiquity are recorded at historical cost due to restrictions that limit the Company’s ability to sell or otherwise dispose of the securities. Any realized gains and losses are reported in the statements of operations. The Company will recognize a loss if an investment is determined to be other than temporarily impaired.

As of December 31, 2008, investments are comprised of the following:

Investment	Number of shares	Cost	Realized losses	Fair value
MIVA	200,000	$200,000	$(164,000)	$36,000
ioWorldMedia	533,334	200,000	(190,933)	9,067
iBiquity	7,690	58,266	—	58,266

		$458,266	$(354,933)	$103,333

The Company reported other-than-temporary impairment losses of $164,000 and $190,933 on the investments in MIVA and ioWorldMedia, respectively, in the statement of operations during the year ended December 31, 2008.

As of December 31, 2007, investments are comprised of the following:

Investment	Number of shares	Cost	Unrealized gain (loss)	Fair value
MIVA	200,000	$200,000	$182,000	$382,000
ioWorldMedia	533,334	200,000	(141,333)	58,667
iBiquity	7,186	55,504	—	55,504

		$455,504	$40,667	$496,171

The investment in ioWorldMedia had been in a continuous unrealized loss position for less than one year as of December 31, 2007.

(7) Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2007	2008
Accrued payroll	$2,654,277	$2,382,618
Dividends payable	1,454,163	—
Deferred revenue	938,645	829,945
Other accrued expenses	3,195,071	2,315,983

	$8,242,156	$5,528,546

(8) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2007	2008
Credit facility:
Revolving credit loan	$63,000,000	$55,500,000
Term loan	128,055,556	119,000,000

	191,055,556	174,500,000
Less current installments	—	(4,462,500)

	$191,055,556	$170,037,500

The credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million as of December 31, 2007 and 2008 and a term loan with a remaining balance of $128.1 million as of December 31, 2007 and $119.0 million as of December 31, 2008. The revolving credit loan and term loan carried interest, based on various LIBOR rates, at 6.4888% and 4.1955% as of December 31, 2007 and 2008, respectively.

As of December 31, 2008, the Company paid a quarterly unused commitment fee equal to 0.375% of the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $139,000 and $169,000 for the years ended December 31, 2007 and 2008, respectively. Effective March 13, 2009, the amended credit facility (see note 18) increased the quarterly unused commitment fee to 0.5% of the unused portion of the revolving credit loan.

As of December 31, 2008, management of the Company believed it was in compliance with applicable financial covenants.

On March 13, 2009, the Company amended it credit facility (see note 18).

(9) Derivative Financial Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company as of January 1, 2009, however the Company chose to adopt SFAS 161 in the fourth quarter of 2008.

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheets as either an asset or liability. The Company formally documents all hedging activities and reviews the effectiveness of these activities on a quarterly basis.

The Company is exposed to interest rate risk associated with its credit facility which bears interest at variable rates. The Company uses interest rate swap agreements to reduce the potential impact of changes in interest rates on its credit facility. Under the swap agreements, the Company pays a fixed interest rate on the notional amount and the counterparty pays the Company a variable rate based on LIBOR on the notional amount. These swap agreements are all designated and accounted for as cash flow hedges of the Company’s credit facility. The swap agreements are reported at fair value in the balance sheet and any changes in fair value are reported, net of income taxes, as a component of accumulated other comprehensive income in stockholders’ equity.

As of December 31, 2008, derivative financial instruments are comprised of the following:

Agreement	Notional amount	Fixed interest rate	Expiration date	Fair value
Interest rate swap	$60,000,000	2.95%	March 31, 2011	$(1,973,986)
Interest rate swap	20,000,000	3.35%	September 11, 2011	(1,026,597)
Interest rate swap	30,000,000	3.38%	September 29, 2011	(1,565,101)

	$110,000,000			$(4,565,684)

The fair value of these derivatives was determined under the provisions of SFAS 157 using observable market-based inputs (a Level 2 measurement). The inputs are quotes from the counterparties to the swap agreements. The fair value is an estimate of the amount that the Company would receive if the swap agreements were settled on December 31, 2008.

The Company paid additional interest of approximately $57,000 under the swap agreements for the year ended December 31, 2008. The amount paid is based on the differential between the fixed interest rate under the swap agreements and the variable interest rate of the credit facility.

(10) Stockholders’ Equity

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

As of December 31, 2008, the Company’s credit facility permits it to pay cash dividends on the Company’s common stock in an amount up to an aggregate of $10.0 million per year. The Company paid $5.8 million and $5.5 million for cash dividends in 2007 and 2008, respectively. Effective March 13, 2009, the amended credit facility (see note 18) prohibits the Company from paying cash dividends on its common stock until its consolidated total debt is less than 5 times its consolidated operating cash flow at which time the Company is permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

As of December 31, 2008, the Company’s credit facility permitted it to purchase up to $50.0 million of the Company’s common stock and on June 10, 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a period of one year from the date of authorization which was extended on May 12, 2005 for one additional year. On May 24, 2006, the board of directors authorized the

Company to increase the remaining balance under its previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, the board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, the board of directors authorized the extension of the repurchase period for one additional year. The Company paid $3.5 million to repurchase 409,762 shares in 2007 and $1.8 million to repurchase 1,221,129 shares in 2008. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Effective March 13, 2009, the amended credit facility (see note 18) prohibits the Company from repurchasing additional shares of its common stock until its consolidated total debt is less than 5 times its consolidated operating cash flow at which time the Company is permitted to repurchase up to an aggregate of $10.0 million of its common stock. The Company is permitted to repurchase up to $0.5 million of its common stock per year in connection with vesting of restricted stock.

(11) Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of June 7, 2007	—	$—
Granted	22,000	5.96
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2007	22,000	$5.96
Granted	115,000	5.03
Vested	(8,667)	6.37
Forfeited	(6,000)	4.67

Unvested as of December 31, 2008	122,333	$5.12

As of December 31, 2008, there was approximately $218,000 of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2007	695,792	$9.39
Granted	27,000	9.45
Vested	(215,352)	10.36
Forfeited	(10,991)	8.94

Unvested as of December 31, 2007	496,449	$8.86
Granted	—	—
Vested	(211,810)	10.31
Forfeited	(14,824)	5.23

Unvested as of December 31, 2008	269,815	$6.95

As of December 31, 2008, there was $1.2 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	2,636,584	$15.22
Granted	—	—
Exercised	—	—
Forfeited	(87,500)	15.24

Outstanding as of December 31, 2007	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2008	2,549,084	$15.26	1.4	—

Exercisable as of December 31, 2008	2,473,917	$15.25	1.3	—

(12) Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2007	2008
Federal:
Current	$—	$—
Deferred	2,893,662	(14,929,975)

	2,893,662	(14,929,975)
State:
Current	27,942	—
Deferred	573,266	(3,209,348)

	601,208	(3,209,348)

	$3,494,870	$(18,139,323)

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2007	2008
Expected tax expense (benefit)	$2,810,488	$(16,554,187)
State income taxes, net of federal benefit	570,507	(2,118,170)
Change in valuation allowance	(278,631)	(11,036)
Other	392,506	544,070

	$3,494,870	$(18,139,323)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
Deferred tax assets:
Allowance for doubtful accounts	$156,829	$318,531
Unrealized loss on investment	293,254	469,619
Accrued expenses	691,813	294,263
Derivative financial instruments	—	1,763,267
Other long-term liabilities	444,420	444,420
Stock-based compensation	808,376	575,249
Net operating losses	2,099,314	1,463,711

Subtotal	4,494,006	5,329,060
Valuation allowance	(283,011)	(271,975)

Total	4,210,995	5,057,085

Deferred tax liabilities:
Prepaid expenses	(1,023,023)	(961,978)
Property and equipment	(1,615,071)	(1,751,634)
Intangibles	(47,606,767)	(29,968,720)
Other assets	(19,087)	(11,595)

Total	(50,263,948)	(32,693,927)

Net deferred tax liabilities	$(46,052,953)	$(27,636,842)

As of December 31, 2008, the Company has federal and state net operating losses of $2.1 million and $16.1 million, respectively, which expire in various years through 2028. The valuation allowance relates to net operating losses which management has determined, more likely than not, that such losses will not be utilized before they expire.

As of December 31, 2008, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2004.

(13) Earnings Per Share

Net income (loss) per share calculation information is as follows:

	Year ended December 31,
	2007	2008
Net income (loss)	$4,771,271	$(30,549,462)

Weighted-average shares outstanding:
Basic	23,349,013	23,224,916
Effect of dilutive securities
Stock options	138	—
Restricted stock	168,902	—

Diluted	23,518,053	23,224,916

Net income (loss) per basic and diluted share	$0.20	$(1.32)

Stock option and restricted stock awards were excluded from the net loss per share calculation for 2008, as they were anti-dilutive. Similar awards were dilutive in 2007 and may be dilutive in future years.

(14) Related Party Transactions

Notes receivable from related parties totaling $3.7 million as of December 31, 2008 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in monthly payments including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $271,000 and $244,000 for the years ended December 31, 2007 and 2008, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $543,000 and $544,000 for the years ended December 31, 2007 and 2008, respectively.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 for the years ended December 31, 2007 and 2008.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreements expire on August 31, 2009. Rental expense was approximately $137,000 and $145,000 for the years ended December 31, 2007 and 2008, respectively.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $35,000 and $37,000 for the years ended December 31, 2007 and 2008, respectively.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $147,000 and $167,000 for the years ended December 31, 2007 and 2008, respectively.

As of December 31, 2008, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2009	$630,106
2010	532,446
2011	533,336
2012	534,252
2013	535,196
Thereafter	3,630,517

Total	$6,395,853

(15) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.7 million and $2.9 million for the years ended December 31, 2007 and 2008, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2008, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2009	$10,105,666
2010	6,197,779
2011	5,336,294
2012	5,535,161
2013	5,003,246
Thereafter	4,776,716

Total	$36,954,862

In November 2008, all FCC inquiries, including a notice of apparent liability for a monetary forfeiture, related to WQAM-AM and WRXK-FM were settled and the license renewal application for WQAM-AM was approved. Other complaints involving the broadcast of alleged indecent or profane material by radio stations the Company owns remain pending. In June 2006, the maximum permitted fines increased to $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. The increased forfeiture amounts do not apply to any of these pending inquiries.

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(16) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.7 million as of December 31, 2008, compared with a fair value of $4.2 million based on current market interest rates. The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.77% was $3.9 million as of December 31, 2007, compared with a fair value of $3.9 million.

The carrying amount of long-term debt, including the current installments, was $174.5 million as of December 31, 2008 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $191.1 million as of December 31, 2007 and approximated fair value due to the variable interest rate.

(17) Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The fair values of the Company’s financial assets and liabilities are categorized as follows:

		Value Measurements At Reporting Date Using
Description	December 31, 2008	Quoted Prices In Active Markets For Identical Assets Or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments – assets	$103,333	$45,067	$—	$58,266

Interest rate swap agreements – liabilities	$4,565,684	$—	$4,565,684	$—

(18) Subsequent Event

On March 13, 2009, the Company amended its credit facility. The amended credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan of $118.0 million, which includes a voluntary repayment of $1.0 million during the first quarter of 2009. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, the Company expects to record a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

The credit facility is secured by substantially all of the Company’s assets and guaranteed jointly and severally by the Company and all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the Company and its subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $173.5 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 13, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$4,425,000	$4,425,000
2010	—	5,900,000	5,900,000
2011	—	8,555,000	8,555,000
2012	—	9,440,000	9,440,000
2013	5,819,792	11,210,000	17,029,792
Thereafter	49,680,208	78,470,000	128,150,208

Total	$55,500,000	$118,000,000	$173,500,000

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 13, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. On the last day of each fiscal quarter for the period from January 1, 2009 to June 30, 2010, the Company’s consolidated total debt must not have exceeded 7.5 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the amended credit facility), however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007 and 2008

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts (deducted from accounts receivable)	312,200	1,321,720	1,227,837	406,083
Valuation allowance for deferred tax assets	561,642	5,867	284,498	283,011

Year ended December 31, 2008:
Allowance for doubtful accounts (deducted from accounts receivable)	406,083	2,259,361	1,840,661	824,783
Valuation allowance for deferred tax assets	283,011	3,202	14,238	271,975

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2009. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 proxy statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2009 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2009 proxy statement. The section entitled “Compensation Committee Report” in the 2009 proxy statement is not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2009 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2009 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2009 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (3)

10.1	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (2)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (7)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (8)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (9)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (10)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (4)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (5)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (6)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (11)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (12)

10.11	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007. (13)

10.12	Fifth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated April 13, 2007. (14)

10.13	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (15)

Exhibit Number	Description

10.14	Sixth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated March 13, 2009. (16)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(3)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(7)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(8)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(9)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(10)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(11)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(12)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated May 7, 2007.
(14)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 18, 2007.
(15)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated March 17, 2009.

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

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2009

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 27, 2009

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	March 27, 2009

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 27, 2009

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 27, 2009

/S/ JOE B. COX Joe B. Cox	Director	March 27, 2009

/S/ MARK S. FOWLER Mark S. Fowler	Director	March 27, 2009

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	March 27, 2009