Form 10-Q
period 2009-03-31
BEASLEY BROADCAST GROUP INC
filed 2009-05-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Class A Common Stock, $.001 par value, 6,049,251 Shares Outstanding as of May 4, 2009

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of May 4, 2009

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,453,505	$4,502,382
Accounts receivable, less allowance for doubtful accounts of $824,783 in 2008 and $757,830 in 2009	20,209,745	16,257,541
Trade sales receivable	906,588	1,059,341
Other receivables	460,940	1,307,382
Prepaid expenses	1,433,781	2,224,430
Deferred tax assets	365,176	890,897

Total current assets	26,829,735	26,241,973
Notes receivable from related parties	3,695,344	3,637,421
Property and equipment, net	25,808,861	25,282,721
FCC broadcasting licenses	191,748,998	191,748,998
Goodwill	13,629,364	13,629,364
Other assets	2,923,814	3,212,398

Total assets	$264,636,116	$263,752,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,462,500	$5,900,000
Accounts payable	2,346,691	1,707,871
Accrued expenses	5,528,546	5,052,849
Trade sales payable	1,016,540	938,730

Total current liabilities	13,354,277	13,599,450
Long-term debt	170,037,500	167,600,000
Deferred tax liabilities	28,002,018	29,070,919
Derivative financial instruments	4,565,684	4,552,686
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	217,110,230	215,973,806
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,539,508 issued in 2008 and 8,629,508 issued in 2009	8,539	8,629
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2008 and 2009	16,662	16,662
Additional paid-in capital	114,043,872	114,337,096
Treasury stock, Class A common stock, 2,550,152 in 2008 and 2,578,402 shares in 2009	(13,755,634)	(13,816,761)
Accumulated deficit	(49,985,137)	(49,977,193)
Accumulated other comprehensive loss	(2,802,416)	(2,789,364)

Stockholders’ equity	47,525,886	47,779,069

Total liabilities and stockholders’ equity	$264,636,116	$263,752,875

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2008	2009
Net revenue	$29,367,381	$22,563,868

Costs and expenses:
Cost of services (including stock-based compensation of $1,082 in 2008 and $302 in 2009 and excluding depreciation and amortization shown separately below)	9,338,074	7,875,526
Selling, general and administrative (including stock-based compensation of $62,585 in 2008 and $21,949 in 2009)	11,964,503	9,311,272
Corporate general and administrative (including stock-based compensation of $435,091 in 2008 and $271,063 in 2009)	2,521,262	2,139,135
Depreciation and amortization	715,948	730,937

Total costs and expenses	24,539,787	20,056,870
Operating income	4,827,594	2,506,998
Other income (expense):
Interest expense	(2,674,605)	(2,015,665)
Loss on extinguishment of long-term debt	—	(525,000)
Other non-operating expenses	(222,000)	(33,586)
Interest income	103,922	78,577
Other non-operating income	39,894	3,750

Income before income taxes	2,074,805	15,074
Income tax expense	888,017	7,130

Net income	$1,186,788	$7,944

Basic and diluted net income per share	$0.05	$0.00

Dividends declared per common share	$0.06	$—

Basic common shares outstanding	23,241,923	22,288,782

Diluted common shares outstanding	23,337,228	22,351,002

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2008	2009
Net income	$1,186,788	$7,944

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $32,544 in 2008 and income tax expense of $3,193 in 2009)	(51,723)	5,074
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	109,011	—
Unrealized income on derivative financial instruments (net of income tax expense of $5,020)	—	7,978

Other comprehensive income	57,288	13,052

Comprehensive income	$1,244,076	$20,996

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$1,186,788	$7,944
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(55,554)	(223,212)
Stock-based compensation	498,758	293,314
Provision for bad debts	452,470	381,563
Depreciation and amortization	715,948	730,937
Amortization of loan fees	66,477	70,000
Loss on extinguishment of long-term debt	—	525,000
Unrealized loss on investment	177,600	—
Deferred income taxes	2,390,204	534,968
Change in operating assets and liabilities:
Decrease in receivables	326,750	2,724,199
Increase in prepaid expenses	(874,779)	(790,649)
Decrease in other assets	56,463	35,247
Decrease in payables and accrued expenses	(236,787)	(1,164,517)

Net cash provided by operating activities	4,704,338	3,124,794

Cash flows from investing activities:
Capital expenditures	(504,317)	(212,148)
Payment for investment	(2,762)	—
Repayment of notes receivable from related parties	47,408	57,923

Net cash used in investing activities	(459,671)	(154,225)

Cash flows from financing activities:
Principal payments on indebtedness	(3,750,000)	(1,000,000)
Payments of loan fees	—	(860,565)
Cash dividends paid	(1,454,163)	—
Payments for treasury stock	(563,466)	(61,127)

Net cash used in financing activities	(5,767,629)	(1,921,692)

Net increase (decrease) in cash and cash equivalents	(1,522,962)	1,048,877
Cash and cash equivalents at beginning of period	6,550,620	3,453,505

Cash and cash equivalents at end of period	$5,027,658	$4,502,382

Cash paid for interest	$2,723,765	$1,875,900

Cash paid (refunded) for income taxes	$—	$—

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$37,385	$—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain amounts previously reported in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

Results of the first quarter of 2009 are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. The adoption of SFAS 141(R) did not have an impact on the Company’s results of operations or financial position but may have an impact on accounting for future business combinations.

On January 1, 2009, the Company adopted the provisions of FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. The adoption of FSP 142-3 did not have an impact on the Company’s results of operations or financial position but may have an impact on accounting for future acquisitions.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2008	March 31, 2009
Credit facility:
Revolving credit loan	$55,500,000	$55,500,000
Term loan	119,000,000	118,000,000

	174,500,000	173,500,000
Less current installments	(4,462,500)	(5,900,000)

	$170,037,500	$167,600,000

On March 13, 2009, the Company amended its credit facility. As of March 31, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $118.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.8075% as of December 31, 2008 and March 31, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, the Company recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of March 31, 2009, the Company had $9.5 million in remaining commitments available under the revolving credit loan of its credit facility.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $173.5 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 31, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$4,425,000	$4,425,000
2010	—	5,900,000	5,900,000
2011	—	8,555,000	8,555,000
2012	—	9,440,000	9,440,000
2013	5,819,792	11,210,000	17,029,792
Thereafter	49,680,208	78,470,000	128,150,208

Total	$55,500,000	$118,000,000	$173,500,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $38,000 and $37,000 for the three months ended March 31, 2008 and 2009, respectively.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of March 31, 2009, the Company’s consolidated total debt must not have exceeded 7.5 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of March 31, 2009, management of the Company believed it was in compliance with applicable financial covenants.

(4)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2009	122,333	$5.12
Granted	90,000	1.11
Vested	(80,000)	5.35
Forfeited	—	—

Unvested as of March 31, 2009	132,333	$2.25

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2009, there was $0.2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2009	269,815	$6.95
Granted	—	—
Vested	(4,417)	7.28
Forfeited	—	—

Unvested as of March 31, 2009	265,398	$6.40

As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2009	2,549,084	$15.26	1.2	—

Exercisable as of March 31, 2009	2,473,917	$15.25	1.0	—

(5)	Income Taxes

The Company’s effective tax rate was approximately 43% for the period presented in 2008 and 47% for the period presented in 2009, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and expected additional tax expense in 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.6 million as of March 31, 2009, compared with a fair value of $3.9 million based on current market interest rates.

The carrying amount of long-term debt, including the current installments, was $173.5 million as of March 31, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009.

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

Income Taxes. Our effective tax rate was approximately 43% for the period presented in 2008 and 47% for the period presented in 2009, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and expected additional tax expense in 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting estimates during the first quarter of 2009.

Recent Accounting Pronouncements

On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), Business Combinations which replaces SFAS 141, Business Combinations. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. The adoption of SFAS 141(R) did not have an impact on our results of operations or financial position but may have an impact on accounting for future business combinations.

On January 1, 2009, we adopted the provisions of FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. The adoption of FSP 142-3 did not have an impact on our results of operations or financial position but may have an impact on accounting for future acquisitions.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2008	2009	$	%
Net revenue	$29,367,381	$22,563,868	$(6,803,513)	(23.2)%
Cost of services	9,338,074	7,875,526	(1,462,548)	(15.7)
Selling, general and administrative expenses	11,964,503	9,311,272	(2,653,231)	(22.2)
Corporate general and administrative expenses	2,521,262	2,139,135	(382,127)	(15.2)
Interest expense	2,674,605	2,015,665	(658,940)	(24.6)
Loss on extinguishment of long-term debt	—	525,000	525,000	NM
Net income	1,186,788	7,944	(1,178,844)	(99.3)

Net Revenue. The $6.8 million decrease in net revenue during the three months ended March 31, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Net revenue decreased $1.8 million at our Miami-Fort Lauderdale market cluster, $1.5 million at our Philadelphia market cluster, $1.0 million at our Las Vegas market cluster, $0.6 million at our Fort Myers-Naples market cluster, $0.7 million at our Greenville-New Bern-Jacksonville market cluster, $0.5 million at our Fayetteville market cluster, and $0.3 million at our Augusta market cluster.

Cost of Services. The $1.5 million decrease in cost of services during the three months ended March 31, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at all of our market clusters including a decrease of $0.6 million at our Miami-Fort Lauderdale market cluster.

Selling, General and Administrative Expenses. The $2.7 million decrease in selling, general and administrative expenses during the three months ended March 31, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at nine of our eleven market clusters and were comparable to 2008 at the two remaining market clusters. Selling, general and administrative expenses decreased $0.9 million at our Miami-Fort

Lauderdale market cluster, $0.4 million at our Philadelphia market cluster, $0.3 million at our Las Vegas market cluster, $0.3 million at our Fort Myers-Naples market cluster, and $0.3 million at our Fayetteville market cluster.

Corporate General and Administrative Expenses. The $0.4 million decrease in corporate general and administrative expenses during the three months ended March 31, 2009 was primarily due to a decrease in stock-based compensation expense and cost containment measures.

Interest Expense. The $0.7 million decrease in interest expense during the three months ended March 31, 2009 was primarily due to a decrease in our borrowing costs and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit facility during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the three months ended March 31, 2009.

Net Income. As a result of the factors described above, net income for the three months ended March 31, 2009 was approximately $8,000 compared to a net income of $1.2 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Overview. Our primary source of liquidity is internally generated cash flow. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Prior to March 13, 2009, our credit facility permitted us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. From June 10, 2004 to May 4, 2009, we repurchased 2.6 million shares of our Class A common stock for an aggregate $13.8 million.

Prior to March 13, 2009, our credit facility permitted us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. Effective March 13, 2009, our credit facility prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2008 and 2009 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended March 31,
	2008	2009
Net cash provided by operating activities	$4,704,338	$3,124,794
Net cash used in investing activities	(459,671)	(154,225)
Net cash used in financing activities	(5,767,629)	(1,921,692)

Net increase (decrease) in cash and cash equivalents	$(1,522,962)	$1,048,877

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $1.6 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a $5.5 million decrease in cash receipts from the sale of advertising airtime. This decrease was partially offset by a $2.9 million decrease in cash paid for station operating expenses, and a $0.8 million decrease in cash paid for interest.

Net Cash Used In Investing Activities. Net cash used in investing activities in the three months ended March 31, 2009 was primarily due to cash payments for capital expenditures of $0.2 million. Net cash used in investing activities for the same period in 2008 was primarily due to cash payments for capital expenditures of $0.5 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the three months ended March 31, 2009 was primarily due to voluntary repayments of $1.0 million of borrowings under our credit facility, and payments of $0.9 million of loan fees related to the amended credit facility. Net cash used in financing activities for the same period in 2008 was primarily due to voluntary repayments of $3.8 million of borrowings under our credit facility, cash dividends of $1.5 million, and $0.6 million for repurchases of our Class A common stock.

Credit Facility. As of April 30, 2009, the outstanding balance of our credit facility was $173.0 million. As of March 31, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan of $118.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.8075% as of December 31, 2008 and March 31, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, we recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of March 31, 2009, we had $9.5 million in remaining commitments available under the revolving credit loan of our credit facility.

As of March 31, 2009, our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $173.5 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of March 31, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$4,425,000	$4,425,000
2010	—	5,900,000	5,900,000
2011	—	8,555,000	8,555,000
2012	—	9,440,000	9,440,000
2013	5,819,792	11,210,000	17,029,792
Thereafter	49,680,208	78,470,000	128,150,208

Total	$55,500,000	$118,000,000	$173,500,000

We must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. We paid unused commitment fees of approximately $38,000 for the three months ended March 31, 2009.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of March 31, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of March 31, 2009, our consolidated total debt must not have exceeded 7.5 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from April 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of March 31, 2009, we were in compliance with all applicable financial covenants under our credit facility. As of March 31, 2009, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.70 times consolidated operating cash flow, our interest coverage ratio was 3.29 times interest expense, and our fixed charge coverage ratio was 2.17 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of March 31, 2009, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.6 million and our net income would decrease by $0.4 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of March 31, 2009, we are a party to three interest rate swap agreements with a $110.0 million notional amount. The swap agreements expire from March to September 2011. As of March 31, 2009, the fair value of the swap agreements was a liability of $4.6 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the risks affecting our Company during the first quarter of 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2009	—	$—	—	$16,344,732
February 1 – 28, 2009	28,250	2.16	—	16,344,732
March 1 – 31, 2009	—	—	—	16,344,732

Total	28,250

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our amended credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. In connection with the vesting of restricted stock under our 2000 Equity Plan, 250 shares of our Class A common stock were surrendered to us in February to fund withholding taxes payable. In connection with the vesting of restricted stock under our 2007 Equity Plan, 28,000 shares of our Class A common stock were surrendered to us in February to fund withholding taxes payable.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 6, 2009	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 6, 2009	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)