Form 10-Q
period 2009-06-30
BEASLEY BROADCAST GROUP INC
filed 2009-08-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Class A Common Stock, $.001 par value, 6,010,131 Shares Outstanding as of August 3, 2009

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of August 3, 2009

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,453,505	$4,874,819
Accounts receivable, less allowance for doubtful accounts of $824,783 in 2008 and $818,997 in 2009	20,209,745	16,243,311
Trade sales receivable	906,588	938,736
Other receivables	460,940	829,943
Prepaid expenses	1,433,781	2,839,614
Deferred tax assets	365,176	1,798,678

Total current assets	26,829,735	27,525,101
Notes receivable from related parties	3,695,344	3,578,630
Property and equipment, net	25,808,861	24,190,940
FCC broadcasting licenses	191,748,998	179,028,661
Goodwill	13,629,364	13,629,364
Assets held for sale	—	13,276,867
Other assets	2,923,814	3,122,363

Total assets	$264,636,116	$264,351,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,462,500	$5,833,664
Accounts payable	2,346,691	2,638,909
Accrued expenses	5,528,546	4,901,825
Trade sales payable	1,016,540	867,521

Total current liabilities	13,354,277	14,241,919
Long-term debt	170,037,500	165,207,920
Deferred tax liabilities	28,002,018	30,860,849
Derivative financial instruments	4,565,684	3,794,025
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	217,110,230	215,255,464
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,539,508 issued in 2008 and 8,628,675 issued in 2009	8,539	8,628
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2008 and 2009	16,662	16,662
Additional paid-in capital	114,043,872	114,580,403
Treasury stock, Class A common stock, 2,550,152 in 2008 and 2,618,544 shares in 2009	(13,755,634)	(13,917,611)
Accumulated deficit	(49,985,137)	(49,268,331)
Accumulated other comprehensive loss	(2,802,416)	(2,323,289)

Stockholders’ equity	47,525,886	49,096,462

Total liabilities and stockholders’ equity	$264,636,116	$264,351,926

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,
	2008	2009
Net revenue	$31,039,094	$23,604,628

Costs and expenses:
Cost of services (including stock-based compensation of $1,082 in 2008 and $202 in 2009 and excluding depreciation and amortization shown separately below)	9,890,270	8,214,997
Selling, general and administrative (including stock-based compensation of $35,937 in 2008 and $15,112 in 2009)	11,839,447	8,680,502
Corporate general and administrative (including stock-based compensation of $350,569 in 2008 and $227,992 in 2009)	2,372,908	2,020,146
Depreciation and amortization	721,918	724,840

Total costs and expenses	24,824,543	19,640,485
Operating income	6,214,551	3,964,143
Other income (expense):
Interest expense	(2,119,795)	(2,779,759)
Other non-operating expenses	44,350	(1,489)
Interest income	93,982	84,543
Other non-operating income	11,200	30,320

Income before income taxes	4,244,288	1,297,758
Income tax expense	1,835,512	588,896

Net income	$2,408,776	$708,862

Basic and diluted net income per share	$0.10	$0.03

Dividends declared per common share	$0.06	$—

Basic common shares outstanding	23,270,054	22,342,810

Diluted common shares outstanding	23,300,854	22,402,166

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,
	2008	2009
Net revenue	$60,406,475	$46,168,496

Costs and expenses:
Cost of services (including stock-based compensation of $2,164 in 2008 and $504 in 2009 and excluding depreciation and amortization shown separately below)	19,228,344	16,090,523
Selling, general and administrative (including stock-based compensation of $98,522 in 2008 and $37,061 in 2009)	23,803,950	17,991,774
Corporate general and administrative (including stock-based compensation of $785,660 in 2008 and $499,055 in 2009)	4,894,170	4,159,281
Depreciation and amortization	1,437,866	1,455,777

Total costs and expenses	49,364,330	39,697,355
Operating income	11,042,145	6,471,141
Other income (expense):
Interest expense	(4,794,400)	(4,795,424)
Loss on extinguishment of long-term debt	—	(513,642)
Other non-operating expenses	(177,650)	(35,075)
Interest income	197,904	163,120
Other non-operating income	51,094	22,712

Income before income taxes	6,319,093	1,312,832
Income tax expense	2,723,529	596,026

Net income	$3,595,564	$716,806

Basic and diluted net income per share	$0.15	$0.03

Dividends declared per common share	$0.13	$—

Basic common shares outstanding	23,255,988	22,315,945

Diluted common shares outstanding	23,287,745	22,370,739

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,
	2008	2009
Net income	$2,408,776	$708,862

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $51,648 in 2008 and income tax expense of $258 in 2009)	(82,085)	409
Unrealized income on derivative financial instruments (net of income tax expense of $483,583 in 2008 and $292,995 in 2009)	768,575	465,666

Other comprehensive income	686,490	466,075

Comprehensive income	$3,095,266	$1,174,937

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
	2008	2009
Net income	$3,595,564	$716,806

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $84,192 in 2008 and income tax expense of $3,451 in 2009)	(133,808)	5,483
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	109,011	—
Unrealized income on derivative financial instruments (net of income tax expense of $483,583 in 2008 and $298,015 in 2009)	768,575	473,644

Other comprehensive income	743,778	479,127

Comprehensive income	$4,339,342	$1,195,933

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$3,595,564	$716,806
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(21,652)	(308,990)
Stock-based compensation	886,346	536,620
Provision for bad debts	1,168,210	821,021
Depreciation and amortization	1,437,866	1,455,777
Amortization of loan fees	133,777	156,927
Loss on extinguishment of long-term debt	—	513,642
Unrealized loss on investment	177,600	—
Deferred income taxes	4,225,716	1,132,797
Change in operating assets and liabilities:
Decrease in receivables	837,475	2,879,156
Increase in prepaid expenses	(919,353)	(1,405,833)
Decrease in other assets	111,675	24,188
Decrease in payables and accrued expenses	(1,141,593)	(384,503)

Net cash provided by operating activities	10,491,631	6,137,608

Cash flows from investing activities:
Capital expenditures	(827,013)	(369,309)
Payment for investment	(2,762)	—
Repayment of notes receivable from related parties	95,002	116,714

Net cash used in investing activities	(734,773)	(252,595)

Cash flows from financing activities:
Principal payments on indebtedness	(9,500,000)	(3,458,416)
Payments of loan fees	—	(843,306)
Cash dividends paid	(2,906,867)	—
Payments for treasury stock	(750,420)	(161,977)

Net cash used in financing activities	(13,157,287)	(4,463,699)

Net increase (decrease) in cash and cash equivalents	(3,400,429)	1,421,314
Cash and cash equivalents at beginning of period	6,550,620	3,453,505

Cash and cash equivalents at end of period	$3,150,191	$4,874,819

Cash paid for interest	$4,827,616	$4,669,204

Cash refunded for income taxes	$(1,546,782)	$(543,988)

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$41,776	$25,077

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Results of the second quarter of 2009 are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized in these financial statements. The evaluation was conducted through August 5, 2009, the date these financial statements were issued.

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

On January 1, 2009, the Company adopted the provisions of FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), and other U.S. generally accepted accounting principles. The adoption of FSP 142-3 did not have an impact on the Company’s results of operations or financial position but may have an impact on accounting for future acquisitions.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 in the first quarter of 2009 (see note 7).

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

(3)	Assets Held for Sale

On May 27, 2009, the Company entered into an asset purchase agreement with Silver State Broadcasting LLC under which the Company agreed to sell substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada for approximately $15.3 million. The proposed disposition, which is expected to close in the third quarter of 2009, is subject to approval by the Federal Communications Commission and other customary conditions to closing. The Company intends to use the net proceeds to repay a portion of the outstanding balance under its credit facility. As of June 30, 2009, the Company has classified property and equipment and FCC broadcasting licenses related to the pending dispositions as assets held for sale.

Assets held for sale is comprised of the following:

Buildings and improvements	$55,355
Broadcast equipment	839,799
Transportation equipment	42,847
Office equipment	18,799

956,800
Less accumulated depreciation and amortization	(400,270)

556,530
FCC broadcasting licenses	12,720,337

$13,276,867

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2008	June 30, 2009
Credit facility:
Revolving credit loan	$55,500,000	$55,826,716
Term loan	119,000,000	115,214,868

	174,500,000	171,041,584
Less current installments	(4,462,500)	(5,833,664)

	$170,037,500	$165,207,920

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 13, 2009, the Company amended its credit facility. As of June 30, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $118.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.4425% as of December 31, 2008 and June 30, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, the Company recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of June 30, 2009, the Company had $9.2 million in remaining commitments available under the revolving credit loan of its credit facility; however, as of June 30, 2009, the Company’s maximum consolidated total debt covenant would have limited additional borrowings to $4.9 million.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $171.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of June 30, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$2,916,832	$2,916,832
2010	—	5,833,664	5,833,664
2011	—	8,458,813	8,458,813
2012	—	9,333,863	9,333,863
2013	6,146,509	11,083,962	17,230,471
Thereafter	49,680,207	77,587,734	127,267,941

Total	$55,826,716	$115,214,868	$171,041,584

The Company must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $42,000 and $12,000 for the three months ended June 30, 2008 and 2009, respectively and approximately $80,000 and $49,000 for the six months ended June 30, 2008 and 2009, respectively.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2009, the Company’s consolidated total debt must not have exceeded 7.5 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of June 30, 2009, management of the Company believed it was in compliance with applicable financial covenants.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2009	132,333	$2.25
Granted	—	—
Vested	(4,000)	4.79
Forfeited	—	—

Unvested as of June 30, 2009	128,333	$2.17

As of June 30, 2009, there was $0.2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2009	265,398	$6.40
Granted	—	—
Vested	(114,145)	7.25
Forfeited	(833)	7.25

Unvested as of June 30, 2009	150,420	$5.76

As of June 30, 2009, there was $0.8 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2009	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	15.50

Outstanding as of June 30, 2009	2,529,084	$15.26	0.9	—

Exercisable as of June 30, 2009	2,453,917	$15.25	0.8	—

(6)	Income Taxes

The Company’s effective tax rate was approximately 43% for the three and six months ended June 30, 2008 and 45% for the three and six months ended June 30, 2009, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and expected additional tax expense in 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards.

(7)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.6 million as of June 30, 2009, compared with a fair value of $3.9 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.7 million as of December 31, 2008, compared with a fair value of $4.2 million.

The carrying amount of long-term debt, including the current installments, was $171.0 million as of June 30, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $174.5 million as of December 31, 2008 and approximated fair value due to the variable interest rate.

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

Recent Developments

On May 27, 2009, we entered into an asset purchase agreement with Silver State Broadcasting LLC under which we agreed to sell substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada for approximately $15.3 million. The proposed disposition, which is expected to close in the third quarter of 2009, is subject to approval by the Federal Communications Commission and other customary conditions to closing. We intend to use the net proceeds to repay a portion of the outstanding balance under our credit facility.

We continue to be impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The automobile and retail industries have historically been important sources of advertising revenue for us however they have been disproportionately impacted by the ongoing economic downturn. As these industries have reduced their discretionary spending they have reduced their advertising budgets. The decreased demand for advertising has negatively impacted our revenues. We expect the current environment to continue for some time and for our revenues to be adversely impacted during that time. We will continue to review our operating costs and expenses in non-essential areas in response to the expected decrease in revenues.

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

Income Taxes. Our effective tax rate was approximately 43% for the three and six months ended June 30, 2008 and 45% for the three and six months ended June 30, 2009, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and expected additional tax expense in 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting estimates during the second quarter of 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on our results of operations or financial position.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2008	2009	$	%
Net revenue	$31,039,094	$23,604,628	$(7,434,466)	(24.0)%
Cost of services	9,890,270	8,214,997	(1,675,273)	(16.9)
Selling, general and administrative expenses	11,839,447	8,680,502	(3,158,945)	(26.7)
Corporate general and administrative expenses	2,372,908	2,020,146	(352,762)	(14.9)
Interest expense	2,119,795	2,779,759	659,964	31.1
Net income	2,408,776	708,862	(1,699,914)	(70.6)

Net Revenue. The $7.4 million decrease in net revenue during the three months ended June 30, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Net revenue decreased $1.9 million at our Miami-Fort Lauderdale market cluster, $1.8 million at our Philadelphia market cluster, $0.9 million at our Las Vegas market cluster, $0.8 million at our Fayetteville market cluster, $0.7 million at our Fort Myers-Naples market cluster, $0.6 million at our Greenville-New Bern-Jacksonville market cluster, and $0.4 million at our Wilmington market cluster.

Cost of Services. The $1.7 million decrease in cost of services during the three months ended June 30, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Cost of services decreased $0.8 million at our Miami-Fort Lauderdale market cluster, and $0.3 million at our Las Vegas market cluster.

Selling, General and Administrative Expenses. The $3.2 million decrease in selling, general and administrative expenses during the three months ended June 30, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at ten of our eleven market clusters and were comparable to 2008 at the remaining market cluster. Selling, general and administrative expenses decreased $1.2 million at our Miami-Fort Lauderdale market cluster, $0.6 million at our Philadelphia market cluster, $0.4 million at our Las Vegas market cluster, and $0.3 million at our Fayetteville market cluster.

Corporate General and Administrative Expenses. The $0.4 million decrease in corporate general and administrative expenses during the three months ended June 30, 2009 was primarily due to a decrease in cash and stock-based compensation expense and other cost containment measures.

Interest Expense. The $0.7 million increase in interest expense during the three months ended June 30, 2009 was due an increase in our interest rate as a result of the amendment to our credit agreement during the first quarter of 2009 and the swap agreements we entered during the second and third quarters of 2008. These increases were partially offset with reduced borrowing costs as a result of a general decline in interest rates and scheduled and voluntary repayments of borrowings under our credit facility.

Net Income. As a result of the factors described above, net income for the three months ended June 30, 2009 was approximately $0.7 million compared to a net income of $2.4 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2008	2009	$	%
Net revenue	$60,406,475	$46,168,496	$(14,237,979)	(23.6)%
Cost of services	19,228,344	16,090,523	(3,137,821)	(16.3)
Selling, general and administrative expenses	23,803,950	17,991,774	(5,812,176)	(24.4)
Corporate general and administrative expenses	4,894,170	4,159,281	(734,889)	(15.0)
Interest expense	4,794,400	4,795,424	(1,024)	(0.0)
Loss on extinguishment of long-term debt	—	513,642	513,642	NM
Net income	3,595,564	716,806	(2,878,758)	(80.1)

Net Revenue. The $14.2 million decrease in net revenue during the six months ended June 30, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Net revenue decreased $3.8 million at our Miami-Fort Lauderdale market cluster, $3.4 million at our Philadelphia market cluster, $1.9 million at our Las Vegas market cluster, $1.3 million at our Fort Myers-Naples market cluster, $1.3 million at our Greenville-New Bern-Jacksonville market cluster, $1.2 million at our Fayetteville market cluster, $0.5 million at our Wilmington market cluster, and $0.5 million at our Augusta market cluster.

Cost of Services. The $3.1 million decrease in cost of services during the six months ended June 30, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at all of our market clusters including a decrease of $1.4 million at our Miami-Fort Lauderdale market cluster, and $0.6 million at our Las Vegas market cluster.

Selling, General and Administrative Expenses. The $5.8 million decrease in selling, general and administrative expenses during the six months ended June 30, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Selling, general and administrative expenses decreased $2.1 million at our Miami-Fort Lauderdale market cluster, $1.0 million at our Philadelphia market cluster, $0.7 million at our Las Vegas market cluster, $0.6 million at our Fayetteville market cluster, and $0.5 million at our Greenville-New Bern-Jacksonville market cluster.

Corporate General and Administrative Expenses. The $0.7 million decrease in corporate general and administrative expenses during the six months ended June 30, 2009 was primarily due to a decrease in cash and stock-based compensation expense and other cost containment measures.

Interest Expense. Interest expense increased during the six months ended June 30, 2009 due to an increase in our interest rate as a result of the amendment to our credit agreement during the first quarter of 2009 and the swap agreements we entered during the second and third quarters of 2008. These increases were offset with reduced borrowing costs as a result of a general decline in interest rates and scheduled and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit facility during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the six months ended June 30, 2009.

Net Income. As a result of the factors described above, net income for the six months ended June 30, 2009 was approximately $0.7 million compared to a net income of $3.6 million for the six months ended June 30, 2008.

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

Prior to March 13, 2009, our credit facility permitted us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. From June 10, 2004 to August 3, 2009, we repurchased 2.6 million shares of our Class A common stock for an aggregate $13.9 million.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2008 and 2009 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Six months ended June 30,
	2008	2009
Net cash provided by operating activities	$10,491,631	$6,137,608
Net cash used in investing activities	(734,773)	(252,595)
Net cash used in financing activities	(13,157,287)	(4,463,699)

Net increase (decrease) in cash and cash equivalents	$(3,400,429)	$1,421,314

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $4.4 million during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a $12.7 million decrease in cash receipts from the sale of advertising airtime and a $1.0 million decrease in cash refunded for income taxes. This decrease was partially offset by an $8.8 million decrease in cash paid for station operating expenses, and a $0.4 million decrease in cash paid for corporate general and administrative expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities in the six months ended June 30, 2009 was primarily due to cash payments for capital expenditures of $0.4 million. Net cash used in investing activities for the same period in 2008 was primarily due to cash payments for capital expenditures of $0.8 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the six months ended June 30, 2009 was primarily due to scheduled repayments of $1.5 million and voluntary repayments of $2.0 million under our credit facility, and payments of $0.8 million of loan fees related to the amended credit facility. Net cash used in financing activities for the same period in 2008 was primarily due to voluntary repayments of $9.5 million under our credit facility, cash dividends of $2.9 million, and $0.8 million for repurchases of our Class A common stock.

Credit Facility. As of July 31, 2009, the outstanding balance of our credit facility was $171.0 million. As of June 30, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan of $118.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.4425% as of December 31, 2008 and June 30, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, we recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of June 30, 2009, we had $9.2 million in remaining commitments available under the revolving credit loan of our credit facility; however, as of June 30, 2009, our maximum consolidated total debt covenant would have limited additional borrowings to $4.9 million.

As of June 30, 2009, our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $171.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of June 30, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$2,916,832	$2,916,832
2010	—	5,833,664	5,833,664
2011	—	8,458,813	8,458,813
2012	—	9,333,863	9,333,863
2013	6,146,509	11,083,962	17,230,471
Thereafter	49,680,207	77,587,734	127,267,941

Total	$55,826,716	$115,214,868	$171,041,584

We must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. We paid unused commitment fees of approximately $12,000 and $49,000 for the three and six months ended June 30, 2009, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of June 30, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of June 30, 2009, our consolidated total debt must not have exceeded 7.5 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from July 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of June 30, 2009, we were in compliance with all applicable financial covenants under our credit facility. As of June 30, 2009, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 7.29 times consolidated operating cash flow, our interest coverage ratio was 2.73 times interest expense, and our fixed charge coverage ratio was 1.74 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of June 30, 2009, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.6 million and our net income would decrease by $0.4 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2009, we are a party to three interest rate swap agreements with a $110.0 million notional amount. The swap agreements expire from March to September 2011. As of June 30, 2009, the fair value of the swap agreements was a liability of $3.8 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the risks affecting our Company during the second quarter of 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2009	1,000	$2.32	—	$16,344,732
May 1 – 31, 2009	—	—	—	16,344,732
June 1 – 30, 2009	38,287	2.53	—	16,344,732

Total	39,287

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our amended credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. In connection with the vesting of restricted stock under our 2007 Equity Plan, 1,000 shares of our Class A common stock were surrendered to us in April to fund withholding taxes payable. In connection with the vesting of restricted stock under our 2000 Equity Plan, 38,287 shares of our Class A common stock were surrendered to us in June to fund withholding taxes payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 28, 2009. At the meeting our stockholders voted on the election of our directors. The results of that vote were as follows:

	For	Against or Withheld	Abstentions and Broker Non-votes
Directors Elected by Holders of All Classes of Common Stock
George G. Beasley	166,222,937	1,718,025	—
Bruce G. Beasley	166,090,854	1,850,108	—
Caroline Beasley	166,072,529	1,868,433	—
Brian E. Beasley	166,090,854	1,850,108	—
Joe B. Cox	167,816,210	124,752	—
Allen B. Shaw	166,072,532	1,868,430	—

Directors Elected by Holders of Class A Common Stock
Mark S. Fowler	5,085,985	107,427	—
Herbert W. McCord	5,086,985	106,427	—

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1	Asset purchase agreement among Beasley FM Acquisition Corporation, Beasley Broadcasting of Nevada, LLC, WAEC License Limited Partnership, KJUL License LLC and Silver State Broadcasting LLC dated as of May 27, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 5, 2009	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief
Executive Officer

Dated: August 5, 2009	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)