Form 10-Q
period 2009-09-30
BEASLEY BROADCAST GROUP INC
filed 2009-11-09
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Class A Common Stock, $.001 par value, 6,007,213 Shares Outstanding as of November 5, 2009

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of November 5, 2009

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,453,505	$5,286,039
Accounts receivable, less allowance for doubtful accounts of $824,783 in 2008 and $699,305 in 2009	20,209,745	17,061,140
Trade sales receivable	906,588	985,261
Other receivables	460,940	682,753
Prepaid expenses	1,433,781	2,795,534
Deferred tax assets	365,176	341,458

Total current assets	26,829,735	27,152,185
Notes receivable from related parties	3,695,344	3,518,947
Property and equipment, net	25,808,861	23,538,534
FCC broadcasting licenses	191,748,998	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	2,923,814	2,978,882

Total assets	$264,636,116	$249,731,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,462,500	$5,025,640
Accounts payable	2,346,691	3,610,523
Accrued expenses	5,528,546	4,567,204
Trade sales payable	1,016,540	807,189

Total current liabilities	13,354,277	14,010,556
Long-term debt	170,037,500	148,801,076
Deferred tax liabilities	28,002,018	31,146,132
Derivative financial instruments	4,565,684	4,029,657
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	217,110,230	199,138,172
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,539,508 issued in 2008 and 8,627,008 issued in 2009	8,539	8,627
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2008 and 2009	16,662	16,662
Additional paid-in capital	114,043,872	114,815,581
Treasury stock, Class A common stock, 2,550,152 in 2008 and 2,618,961 shares in 2009	(13,755,634)	(13,918,886)
Accumulated deficit	(49,985,137)	(47,889,153)
Accumulated other comprehensive loss	(2,802,416)	(2,439,275)

Stockholders’ equity	47,525,886	50,593,556

Total liabilities and stockholders’ equity	$264,636,116	$249,731,728

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,
	2008	2009
Net revenue	$30,571,244	$24,415,988

Operating (income) expense:
Cost of services (including stock-based compensation of $1,082 in 2008 and excluding depreciation and amortization shown separately below)	10,418,913	8,472,663
Selling, general and administrative (including stock-based compensation of $23,064 in 2008 and $12,313 in 2009)	11,104,606	9,074,292
Corporate general and administrative (including stock-based compensation of $349,871 in 2008 and $222,864 in 2009)	2,214,838	1,855,882
Depreciation and amortization	790,154	671,678
Net gain on sale or disposal of assets	—	(1,496,336)

Total operating expenses	24,528,511	18,578,179
Operating income	6,042,733	5,837,809
Other income (expense):
Interest expense	(2,045,164)	(2,733,022)
Other non-operating expenses	(4,434)	(2,997)
Interest income	85,357	84,150
Other non-operating income	(3,477)	8,720

Income before income taxes	4,075,015	3,194,660
Income tax expense	1,756,332	1,815,482

Net income	$2,318,683	$1,379,178

Basic and diluted net income per share	$0.10	$0.06

Dividends declared per common share	$0.05	$—

Basic common shares outstanding	23,321,964	22,394,474

Diluted common shares outstanding	23,357,867	22,472,127

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended September 30,
	2008	2009
Net revenue	$90,977,719	$70,584,484

Operating (income) expense:
Cost of services (including stock-based compensation of $3,246 in 2008 and $504 in 2009 and excluding depreciation and amortization shown separately below)	29,647,257	24,563,186
Selling, general and administrative (including stock-based compensation of $121,586 in 2008 and $49,374 in 2009)	34,908,556	27,066,066
Corporate general and administrative (including stock-based compensation of $1,135,531 in 2008 and $721,919 in 2009)	7,109,008	6,015,163
Depreciation and amortization	2,228,020	2,127,455
Net gain on sale or disposal of assets	—	(1,496,336)

Total operating expenses	73,892,841	58,275,534
Operating income	17,084,878	12,308,950
Other income (expense):
Interest expense	(6,839,564)	(7,528,446)
Loss on extinguishment of long-term debt	—	(513,642)
Other non-operating expenses	(182,084)	(38,072)
Interest income	283,261	247,270
Other non-operating income	47,617	31,432

Income before income taxes	10,394,108	4,507,492
Income tax expense	4,479,861	2,411,508

Net income	$5,914,247	$2,095,984

Basic and diluted net income per share	$0.25	$0.09

Dividends declared per common share	$0.18	$—

Basic common shares outstanding	23,278,141	22,342,409

Diluted common shares outstanding	23,330,994	22,414,579

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,
	2008	2009
Net income	$2,318,683	$1,379,178

Other comprehensive loss:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $33,985 in 2008 and income tax expense of $18,023 in 2009)	(54,015)	28,644
Unrealized loss on derivative financial instruments (net of income tax benefit of $50,499 in 2008 and $91,002 in 2009)	(80,259)	(144,630)

Other comprehensive loss	(134,274)	(115,986)

Comprehensive income	$2,184,409	$1,263,192

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
	2008	2009
Net income	$5,914,247	$2,095,984

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $118,177 in 2008 and income tax expense of $21,474 in 2009)	(187,823)	34,127
Reclassification of unrealized loss on available-for-sale investment from other comprehensive income to net income (net of income tax expense of $68,589)	109,011	—
Unrealized income on derivative financial instruments (net of income tax expense of $433,084 in 2008 and $207,013 in 2009)	688,316	329,014

Other comprehensive income	609,504	363,141

Comprehensive income	$6,523,751	$2,459,125

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$5,914,247	$2,095,984
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(41,940)	(488,692)
Stock-based compensation	1,260,363	771,797
Provision for bad debts	1,544,307	1,423,859
Depreciation and amortization	2,228,020	2,127,455
Net gain on sale or disposal of assets	—	(1,496,336)
Amortization of loan fees	201,707	254,826
Loss on extinguishment of long-term debt	—	513,642
Unrealized loss on investment	177,600	—
Deferred income taxes	5,982,048	2,994,946
Change in operating assets and liabilities:
Decrease in receivables	546,106	1,605,679
Increase in prepaid expenses	(1,216,019)	(1,361,753)
Decrease in other assets	110,721	19,770
Increase in payables and accrued expenses	43,146	124,195

Net cash provided by operating activities	16,750,306	8,585,372

Cash flows from investing activities:
Capital expenditures	(1,349,353)	(499,393)
Proceeds from sale of assets	—	15,250,000
Payment for investment	(2,762)	—
Repayment of notes receivable from related parties	151,217	176,397

Net cash provided by (used in) investing activities	(1,200,898)	14,927,004

Cash flows from financing activities:
Principal payments on indebtedness	(12,000,000)	(20,673,284)
Payments of loan fees	—	(843,306)
Cash dividends paid	(4,364,468)	—
Payments for treasury stock	(751,779)	(163,252)

Net cash used in financing activities	(17,116,247)	(21,679,842)

Net increase (decrease) in cash and cash equivalents	(1,566,839)	1,832,534
Cash and cash equivalents at beginning of period	6,550,620	3,453,505

Cash and cash equivalents at end of period	$4,983,781	$5,286,039

Cash paid for interest	$6,795,655	$7,305,203

Cash refunded for income taxes	$(1,546,782)	$(543,988)

Supplement disclosure of non-cash investing activities:
Property and equipment acquired through placement of advertising airtime	$38,852	$97,922

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying unaudited financial statements have been prepared in accordance with GAAP and include the consolidated accounts of Beasley Broadcast Group, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The balance sheet as of December 31, 2008 has been derived from the Company’s audited financial statements for the fiscal year ended December 31, 2008. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Results of the third quarter of 2009 are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized in these financial statements. The evaluation was conducted through November 9, 2009, the date these financial statements were issued.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Effective October 1, 2009, the Company adopted the provisions of SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards CodificationTM (“Codification”) which became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of SFAS 168 did not have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification for circumstances in which a quoted price in an inactive market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009. The Company has not completed its evaluation of the impact of the adoption of ASU 2009-05.

(3) Completed Dispositions

On August 25, 2009, the Company completed the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC for $15.3 million in cash. The Company repaid a portion of the outstanding balance under its credit facility with the sale proceeds. The Company recorded a $1.7 million gain on sale during the third quarter of 2009.

The change in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2009 is as follows:

Balance as of December 31, 2008	$191,748,998
Sale of radio stations	(12,835,182)

Balance as of September 30, 2009	$178,913,816

There is no goodwill recorded in the reporting unit containing the Las Vegas market cluster which included the sold radio stations. The Company continues to operate three radio stations in the Las Vegas radio market.

(4) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2008	September 30, 2009
Credit facility:
Revolving credit loan	$55,500,000	$55,826,716
Term loan	119,000,000	98,000,000

	174,500,000	153,826,716
Less current installments	(4,462,500)	(5,025,640)

	$170,037,500	$148,801,076

On March 13, 2009, the Company amended its credit facility. As of September 30, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $98.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.2744% as of December 31, 2008 and September 30, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, the Company recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of September 30, 2009, the Company had $9.2 million in remaining commitments available under the revolving credit loan of its credit facility.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaulted under the terms of the credit facility, the subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $153.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of September 30, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$1,256,410	$1,256,410
2010	—	5,025,640	5,025,640
2011	—	7,287,179	7,287,179
2012	—	8,041,025	8,041,025
2013	6,146,509	9,548,718	15,695,227
Thereafter	49,680,207	66,841,028	116,521,235

Total	$55,826,716	$98,000,000	$153,826,716

The Company must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $45,000 and $12,000 for the three months ended September 30, 2008 and 2009, respectively and approximately $124,000 and $61,000 for the nine months ended September 30, 2008 and 2009, respectively.

The Company is required to satisfy financial covenants, which require it to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2009, the Company’s consolidated total debt must not have exceeded 7.5 times its consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of September 30, 2009, management of the Company believed it was in compliance with applicable financial covenants.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2009	128,333	$2.17
Granted	—	—
Vested	(1,667)	7.19
Forfeited	—	—

Unvested as of September 30, 2009	126,666	$2.10

As of September 30, 2009, there was $0.2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2009	150,420	$5.76
Granted	—	—
Vested	—	—
Forfeited	(1,667)	1.80

Unvested as of September 30, 2009	148,753	$5.80

As of September 30, 2009, there was $0.6 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2009	2,529,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of September 30, 2009	2,529,084	$15.26	0.7	—

Exercisable as of September 30, 2009	2,453,917	$15.25	0.5	—

(6) Income Taxes

The Company’s effective tax rate was approximately 43% for the three and nine months ended September 30, 2008 and 57% and 53% for the three and nine months ended September 30, 2009, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards. The effective tax rate for the three and nine months ended September 30, 2009 also reflects a $0.4 million increase to the valuation allowance for unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

(7) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.5 million as of September 30, 2009, compared with a fair value of $3.9 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.7 million as of December 31, 2008, compared with a fair value of $4.2 million.

The carrying amount of long-term debt, including the current installments, was $153.8 million as of September 30, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $174.5 million as of December 31, 2008 and approximated fair value due to the variable interest rate.

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

General

We are a radio broadcasting company whose primary business is acquiring, developing, and operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On August 25, 2009, we completed the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC for $15.3 million in cash. We repaid a portion of the outstanding balance under our credit facility with the sale proceeds. We recorded a $1.7 million gain on sale during the third quarter of 2009.

We continue to be impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The automobile and retail industries have historically been important sources of advertising revenue for us however they have been disproportionately impacted by the ongoing economic downturn. As these industries have reduced their discretionary spending they have reduced their advertising budgets. We will continue to review our operating costs and expenses areas in response to the decreased demand for advertising which has negatively impacted our revenues.

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

Income Taxes. Our effective tax rate was approximately 43% for the three and nine months ended September 30, 2008 and 57% and 53% for the three and nine months ended September 30, 2009, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards. The effective tax rate for the three and nine months ended September 30, 2009 also reflects a $0.4 million increase to the valuation allowance for unrealized losses on investments which we have determined, more likely than not, that such losses will not be utilized.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting estimates during the third quarter of 2009.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification for circumstances in which a quoted price in an inactive market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009. We have not completed our evaluation of the impact of the adoption of ASU 2009-05.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2008	2009	$	%
Net revenue	$30,571,244	$24,415,988	$(6,155,256)	(20.1)%
Cost of services	10,418,913	8,472,663	(1,946,250)	(18.7)
Selling, general and administrative expenses	11,104,606	9,074,292	(2,030,314)	(18.3)
Corporate general and administrative expenses	2,214,838	1,855,882	(358,956)	(16.2)
Net gain on sale or disposal of assets	—	1,496,336	1,496,336	NM
Interest expense	2,045,164	2,733,022	687,858	33.6
Net income	2,318,683	1,379,178	(939,505)	(40.5)

Net Revenue. The $6.2 million decrease in net revenue during the three months ended September 30, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at all eleven of our market clusters. Net revenue decreased $2.1 million at our Miami-Fort Lauderdale market cluster, $1.0 million at our Philadelphia market cluster, $1.0 million at our Las Vegas market cluster, $0.7 million at our Fayetteville market cluster, $0.4 million at our Wilmington market cluster, and $0.4 million at our Greenville-New Bern-Jacksonville market cluster.

Cost of Services. The $1.9 million decrease in cost of services during the three months ended September 30, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Cost of services decreased $0.7 million at our Miami-Fort Lauderdale market cluster, $0.4 million at our Las Vegas market cluster, and $0.3 million at our Philadelphia market cluster.

Selling, General and Administrative Expenses. The $2.0 million decrease in selling, general and administrative expenses during the three months ended September 30, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at ten of our eleven market clusters and were comparable to 2008 at the remaining market cluster. Selling, general and administrative expenses decreased $0.6 million at our Philadelphia market cluster, $0.5 million at our Miami-Fort Lauderdale market cluster, and $0.3 million at our Las Vegas market cluster.

Corporate General and Administrative Expenses. The $0.4 million decrease in corporate general and administrative expenses during the three months ended September 30, 2009 was primarily due to a decrease in cash and stock-based compensation expense and other cost containment measures.

Net Gain on Sale or Disposal of Assets. Net gain on sale or disposal of assets includes a $1.7 million gain related to the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC on August 25, 2009.

Interest Expense. The $0.7 million increase in interest expense during the three months ended September 30, 2009 was due an increase in our interest rate as a result of the amendment to our credit agreement during the first quarter of 2009 and the swap agreements we entered during the second and third quarters of 2008. These increases were partially offset with reduced borrowing costs as a result of a general decline in interest rates and scheduled and voluntary repayments of borrowings under our credit facility.

Net Income. As a result of the factors described above, net income for the three months ended September 30, 2009 was $1.4 million compared to a net income of $2.3 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2008	2009	$	%
Net revenue	$90,977,719	$70,584,484	$(20,393,235)	(22.4)%
Cost of services	29,647,257	24,563,186	(5,084,071)	(17.1)
Selling, general and administrative expenses	34,908,556	27,066,066	(7,842,490)	(22.5)
Corporate general and administrative expenses	7,109,008	6,015,163	(1,093,845)	(15.4)
Net gain on sale or disposal of assets	—	1,496,336	1,496,336	NM
Interest expense	6,839,564	7,528,446	688,882	10.1
Loss on extinguishment of long-term debt	—	513,642	513,642	NM
Net income	5,914,247	2,095,984	(3,818,263)	(64.6)

Net Revenue. The $20.4 million decrease in net revenue during the nine months ended September 30, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Net revenue decreased $5.9 million at our Miami-Fort Lauderdale market cluster, $4.3 million at our Philadelphia market cluster, $2.9 million at our Las Vegas market cluster, $2.0 million at our Fayetteville market cluster, $1.7 million at our Greenville-New Bern-Jacksonville market cluster, $1.5 million at our Fort Myers-Naples market cluster, $0.9 million at our Wilmington market cluster, $0.6 million at our Augusta market cluster, and $0.6 million at our West Palm Beach-Boca Raton market cluster.

Cost of Services. The $5.1 million decrease in cost of services during the nine months ended September 30, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at all of our market clusters including a decrease of $2.1 million at our Miami-Fort Lauderdale market cluster, $0.9 million at our Las Vegas market cluster, $0.6 million at our Philadelphia market cluster, and $0.5 million at our Fort Myers-Naples market cluster.

Selling, General and Administrative Expenses. The $7.8 million decrease in selling, general and administrative expenses during the nine months ended September 30, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Selling, general and administrative expenses decreased $2.6 million at our Miami-Fort Lauderdale market cluster, $1.6 million at our Philadelphia market cluster, $0.9 million at our Las Vegas market cluster, $0.8 million at our Fayetteville market cluster, $0.6 million at our Fort Myers-Naples market cluster, and $0.6 million at our Greenville-New Bern-Jacksonville market cluster.

Corporate General and Administrative Expenses. The $1.1 million decrease in corporate general and administrative expenses during the nine months ended September 30, 2009 was primarily due to a decrease in cash and stock-based compensation expense and other cost containment measures.

Net Gain on Sale or Disposal of Assets. Net gain on sale or disposal of assets includes a $1.7 million gain related to the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC on August 25, 2009.

Interest Expense. The $0.7 million increase in interest expense during the nine months ended September 30, 2009 was due to an increase in our interest rate as a result of the amendment to our credit agreement during the first quarter of 2009 and the swap agreements we entered during the second and third quarters of 2008. These increases were offset with reduced borrowing costs as a result of a general decline in interest rates and scheduled and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit facility during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the nine months ended September 30, 2009.

Net Income. As a result of the factors described above, net income for the nine months ended September 30, 2009 was $2.1 million compared to a net income of $5.9 million for the nine months ended September 30, 2008.

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

Prior to March 13, 2009, our credit facility permitted us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than 5.00 times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. From June 10, 2004 to November 5, 2009, we repurchased 2.6 million shares of our Class A common stock for an aggregate $13.9 million.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2008 and 2009 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2008	2009
Net cash provided by operating activities	$16,750,306	$8,585,372
Net cash provided by (used in) investing activities	(1,200,898)	14,927,004
Net cash used in financing activities	(17,116,247)	(21,679,842)

Net increase (decrease) in cash and cash equivalents	$(1,566,839)	$1,832,534

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $8.2 million during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a $19.9 million decrease in cash receipts from the sale of advertising airtime, a $1.0 million decrease in cash refunded for income taxes, and a $0.5 million increase in cash paid for interest. This decrease was partially offset by a $12.6 million decrease in cash paid for station operating expenses, and a $0.7 million decrease in cash paid for corporate general and administrative expenses.

Net Cash Used In Investing Activities. Net cash provided by investing activities in the nine months ended September 30, 2009 was primarily due to cash proceeds of $15.3 million from the sale of assets in Las Vegas, Nevada, which were partially offset by cash payments for capital expenditures of $0.5 million. Net cash used in investing activities for the same period in 2008 was primarily due to cash payments for capital expenditures of $1.3 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2009 was primarily due to scheduled repayments of $2.7 million and voluntary repayments of $17.9 million under our credit facility, and payments of $0.8 million of loan fees related to the amended credit facility. Net cash used in financing activities for the same period in 2008 was primarily due to voluntary repayments of $12.0 million under our credit facility, cash dividends of $4.4 million, and $0.8 million for repurchases of our Class A common stock.

Credit Facility. As of October 31, 2009, the outstanding balance of our credit facility was $153.8 million. As of September 30, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $98.0 million. The revolving credit loan includes a $7.5 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.1955% and 4.2744% as of December 31, 2008 and September 30, 2009, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan. In connection with the amended credit facility, we recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

As of September 30, 2009, we had $9.2 million in remaining commitments available under the revolving credit loan of our credit facility.

As of September 30, 2009, our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may have been required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $153.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

As of September 30, 2009, the scheduled repayments of the amended credit facility for the remainder of 2009, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2009	$—	$1,256,410	$1,256,410
2010	—	5,025,640	5,025,640
2011	—	7,287,179	7,287,179
2012	—	8,041,025	8,041,025
2013	6,146,509	9,548,718	15,695,227
Thereafter	49,680,207	66,841,028	116,521,235

Total	$55,826,716	$98,000,000	$153,826,716

We must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. We paid unused commitment fees of approximately $12,000 and $61,000 for the three and nine months ended September 30, 2009, respectively.

We are required to satisfy financial covenants, which require us to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum consolidated total debt, minimum interest coverage and minimum fixed charges. As of September 30, 2009, these financial covenants included:

•

Maximum Consolidated Total Debt Ratio. As of September 30, 2009, our consolidated total debt must not have exceeded 7.5 times our consolidated operating cash flow for the four quarters then ending (as those terms are defined in the credit agreement). On the last day of each fiscal quarter for the period from October 1, 2009 to June 30, 2010, the maximum ratio will remain at 7.5, however, on the last day of each fiscal quarter for the period from July 1, 2010 through December 31, 2010, the maximum ratio will decrease to 5.25 times and on the last day of each fiscal quarter for all periods after January 1, 2011, the maximum ratio will decrease to 4.75 times.

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

As of September 30, 2009, we believed we were in compliance with all applicable financial covenants under our credit facility. As of September 30, 2009, as calculated pursuant to the terms of our credit agreement, our consolidated total debt ratio was 6.99 times consolidated operating cash flow, our interest coverage ratio was 2.37 times interest expense, and our fixed charge coverage ratio was 1.62 times fixed charges.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our credit facility. As of September 30, 2009, all of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-percentage point increase in the current interest rate under these borrowings, we estimate that our annualized interest expense would increase by $0.4 million and our net income would decrease by $0.3 million. In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

As of September 30, 2009, we are a party to three interest rate swap agreements with a $110.0 million notional amount. The swap agreements expire from March to September 2011. As of September 30, 2009, the fair value of the swap agreements was a liability of $4.0 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the risks affecting our Company during the third quarter of 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2009	—	$—	—	$16,344,732
August 1 – 31, 2009	—	—	—	16,344,732
September 1 – 30, 2009	417	3.06	—	16,344,732

Total	417

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 9, 2009		/S/ GEORGE G. BEASLEY
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 9, 2009		/S/ CAROLINE BEASLEY
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)