Form 10-K
period 2009-12-31
BEASLEY BROADCAST GROUP INC
filed 2010-03-11
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $9,519,347 based on the number of shares outstanding as of such date and the closing price of $2.19 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 6,040,235 Shares Outstanding as of March 5, 2010

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of March 5, 2010

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2010.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2009

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA, and Boston, MA. We also operate WRDW-AM in the expanded AM band in Augusta, GA (see “Federal Regulation of Radio Broadcasting” elsewhere in this Item). Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

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

HD Radio

The FCC selected In-Band On-Channel technology, developed by iBiquity Digital Corporation (“iBiquity”), as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The FCC has authorized full-time use of this technology, branded as “HD Radio”, on both AM and FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. HD Radio technology permits a radio station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that a single radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC recently adopted a procedure permitting FM broadcasters certain voluntary digital power increases designed to improve the building penetration and geographic reach of FM HD Radio signals. This digital power increase is intended to enable FM stations to provide HD Radio service that more closely replicates their station’s analog service. The FCC has also adopted certain other rules applicable to digital radio and is continuing to consider final rules for the service.

We have currently installed HD Radio digital technology on 53% of our stations and plan to install this technology on most of our other stations over the next few years. In addition to committing to the use of digital radio technology, we also hold a small equity interest in iBiquity. We are also a member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio and its digital multicast operations.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 28, 2010, we had a staff of 417 full-time employees and 205 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

You may also read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10am to 3pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, www.sec.gov.

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

The FCC has the power to impose penalties for violations of its rules or the Communications Act of 1934, as amended, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be material. We currently operate WRDW-AM on 1630 kHz in the expanded AM band. Current FCC requirements call for surrender of either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, GA. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses, including a proposal to allow such a sale to a qualifying “small business.” The surrender of either license will have no material impact on our results of operations or financial condition.

The class of an FM radio station determines its minimum and maximum facilities requirements. FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, Class C FM radio stations that do not meet the minimum antenna height requirements are subject to an involuntary downgrade to Class C0 under certain circumstances.

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

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Miami-Fort Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2012
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012

Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2014
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2014
	WWDB-AM	D	860 kHz	10	08/01/2014
	WXTU-FM	B	92.5 MHz	15.5	08/01/2014

Wilmington, DE	WJBR-FM	B	99.5 MHz	50	08/01/2014
Las Vegas, NV	KCYE-FM	C	102.7MHz	100	10/01/2013
	KDWN-AM	B	720 kHz	50	10/01/2013
	KKLZ-FM	C	96.3 MHz	100	10/01/2013

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License

Fort Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012

Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011

Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	50 day/10 night	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WGUS-FM	A	102.7 MHz	3	12/01/2011
	WHHD-FM	C3	98.3 MHz	11.5	12/01/2011
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012

West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012

Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012

Boston, MA	WRCA-AM	B	1330 kHz	25 day/17 night	04/01/2014

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC in recent years has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. In July 2007, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. In April 2009, the U.S. Supreme Court reversed a decision of the U.S. Court of Appeals for the Second Circuit involving certain aspects of the FCC’s indecency rules and remanded the case to the Second Circuit for the development of a full record on the constitutional challenge to the rules. In a case involving a separate aspect of the FCC’s indecency rules, the U.S. Court of Appeals for the Third Circuit reversed the FCC’s finding of indecency and, after the FCC sought review, the U.S. Supreme Court summarily remanded that decision without opinion to the Third Circuit for reconsideration in light of the reversal and remand of the Second Circuit case. Proposals for new federal legislation regarding the broadcast of indecent programming, even if inadvertent and consisting of but a single word, have been introduced in Congress, but to date none has been enacted.

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

In June 2003, the FCC adopted rules, which changed the methodology by which it defines a particular radio market and counts radio stations to determine compliance with the radio multiple ownership restrictions. Such changes generally reduce the number of radio stations counted as being in a “market.” The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In a Report and Order issued in 2008, the FCC declined to make any further changes to the local radio ownership rule.

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

Newspaper-Broadcast Cross-Ownership Rule. The FCC’s currently effective newspaper-broadcast cross-ownership rule prohibits the same owner from owning a broadcast station and a daily English language newspaper in the same geographic market if specified signal contours of the television or radio station encompass the entire community in which the newspaper is published, unless such ownership is grandfathered or subject to a waiver. In 2008, the FCC modified this rule to adopt a rebuttable presumption permitting the cross-ownership of one newspaper and one television or radio station in the top twenty markets under certain circumstances, and establishing a waiver procedure for such combinations in markets smaller than the top twenty. The FCC’s Order is subject to administrative and judicial appeal, and the change in the newspaper broadcast cross-ownership rule has been stayed by the courts.

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

The FCC also has a rule, known as the equity-debt-plus rule, which causes certain creditors or investors to be attributable owners of a broadcast station. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a broadcast station if the supplier or owner holds debt or equity, or both, in the broadcast station that is greater than 33% of the value of the radio station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the radio station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market.

Alien Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. Radio stations with ten or more full-time employees in a given market must file a Mid-term Equal Employment Opportunity (“EEO”) Report with the FCC midway through the license term. Broadcasters must prepare and place in their public files and on their websites an annual EEO report, and file the previous two reports with the FCC along with the Mid-term EEO Report and the renewal application.

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

Proposed and Recent Changes. Congress and the FCC are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These risks include, but are not limited to:

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

As widely reported, financial markets in the United States have been experiencing extreme disruption. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the housing and mortgage markets have contributed to increased market volatility and diminished expectations for the United States economy. While the current global economic downturn may be improving and the Company has recently seen some signs of improvement in the business climate for the radio broadcasting industry, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. Unfavorable changes in economic conditions as well as declining consumer confidence, recession and other factors, have led and could continue to lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations.

We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a further decline in revenues, which may negatively impact our financial condition and results of operations.

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

In addition, an electronic audience measurement technology, the Arbitron ® Portable People Meter ™ (“PPM”), has been introduced in some of our markets, including Philadelphia, Miami-Fort Lauderdale and Las Vegas. We are monitoring the effects of this ratings system on a continuous basis and are ascertaining the impact the PPM has had on ratings and advertising revenues in the markets in which we operate. The use of the PPM may result in a decline in our stations’ audience ratings, market shares and advertising revenues. Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenues.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced, include:

•	personal digital audio devices (e.g. cellular phones, iPods, mp3 players);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements.

These new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2009, we had long-term debt of $151.8 million and stockholders’ equity of $52.4 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse affect on our net revenue. These radio stations contributed 50.1% of our net revenue during 2009. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2009, our FCC broadcasting licenses and goodwill represented 77.0% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment at least annually which may result in future impairment losses. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 42.3% of our net revenue during 2009. Although the 2009 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The FCC continues vigorous enforcement of its indecency rules, which could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. In recent years, the FCC has stepped up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation or license renewal proceedings against broadcast licensees for a category of undefined “serious” indecency violations. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. The current maximum permitted fines are $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 77 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 77.3% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions” and note 14 to the accompanying financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2010, we own or lease studio and office space for our radio stations in the following locations:

Location	Radio Station(s)	Owned/Leased
Miami, FL	WKIS-FM, WPOW-FM and WQAM-AM	Owned
Philadelphia, PA	WRDW-FM, WWDB-AM and WXTU-FM	Third party lease
Camden, NJ	WTMR-AM	Owned
Wilmington, DE	WJBR-FM	Third party lease
Las Vegas, NV	All of the radio stations in our Las Vegas, NV market cluster	Third party lease
Estero, FL	All of the radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All of the radio stations in our Fayetteville, NC market cluster	Owned
New Bern, NC	WIKS-FM, WMGV-FM, WSFL-FM and WXNR-FM	Owned
Greenville, NC	WNCT-AM and WNCT-FM	Related party lease
Augusta, GA	All of the radio stations in our Augusta, GA market cluster	Owned
	Land under the building for the radio stations in Augusta, GA	Related party lease
Boca Raton, FL	WSBR-AM, WWNN-AM and WHSR-AM	Third party lease
Atlanta, GA	WAEC-AM and WWWE-AM	Third party lease
Boston, MA	WRCA-AM	Third party lease

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

Fiscal 2009	High	Low
First Quarter	$3.91	$1.00
Second Quarter	2.99	1.80
Third Quarter	4.49	2.07
Fourth Quarter	4.50	2.84

Fiscal 2008	High	Low
First Quarter	$6.65	$3.37
Second Quarter	5.60	3.60
Third Quarter	4.80	1.69
Fourth Quarter	2.15	0.71

Stockholders

As of February 28, 2010, the number of beneficial holders of our Class A common stock was approximately 850. As of February 28, 2010, the number of holders of our Class B common stock was 19.

Dividends

As of December 31, 2009, our credit facility prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. In 2008, our board of directors declared a cash dividend of $0.0625 per share during the first and second quarter and $0.05 per share during the third quarter on our Class A and Class B common stock. During the fourth quarter, our board of directors suspended the payment of any future quarterly cash dividends on our Class A and Class B common stock. We paid $5.5 million for cash dividends during the year ended December 31, 2008. We did not pay any cash dividends in 2009.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2009	834	$3.51	—	$16,344,732
November 1 – 30, 2009	—	—	—	16,344,732
December 1 – 31, 2009	—	—	—	16,344,732

Total	834

On July 29, 2004, we announced that at a meeting on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a period of one year from the date of authorization. On May 12, 2005, our board of directors authorized a one-year extension of the repurchase period to June 9, 2006. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. In connection with the vesting of restricted stock under our 2000 Equity Plan, 834 shares of our Class A common stock were surrendered to us in October to fund withholding taxes payable.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	2,529,084	$15.26	473,334
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	2,529,084		473,334

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Philadelphia, PA, Atlanta, GA, Boston, MA, Miami-Ft. Lauderdale, FL, Las Vegas, NV, West Palm Beach-Boca Raton, FL, Ft. Myers-Naples, FL, Wilmington, DE, Greenville-New Bern-Jacksonville, NC, Augusta, GA and Fayetteville, NC. We also operate WRDW-AM in the expanded AM band in Augusta, GA (see “Item 1—Business—Federal Regulation of Radio Broadcasting”). We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On March 5, 2010, we amended our credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

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

Income Taxes. Our effective tax rate was approximately 37% in 2008 and 53% in 2009, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2008 and 2009 from the vesting of restricted stock in 2008 and 2009 at stock prices lower than the grant-date stock prices of those awards. The effective tax rate for the year ended December 31, 2009 also reflects a $0.4 million increase to the valuation allowance for unrealized losses on investments which we have determined, more likely than not, that such losses will not be utilized.

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

FCC Broadcasting Licenses. As of December 31, 2009, FCC broadcasting licenses with an aggregate carrying amount of $178.9 million represented 71.6% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. The annual test, which is performed as of November 30, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. We combine our licenses into reporting units based on our market clusters for impairment testing purposes.

We estimate the fair value of our licenses using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity).

As of November 30, 2009, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate	1.0% – 3.1%
Market revenue shares at maturity	0.5% – 44.0%
Operating income margins at maturity	34.5% – 42.5%
Discount rate	10%

If we had made different assumptions or used different estimates, the fair value of our licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

Cash flows and operating income are dependent on advertising revenues. Advertising revenues are influenced by competition from other radio stations and media, demographic changes, and changes in government rules and regulations. In addition, advertising is generally considered a discretionary expense meaning advertising expenditures tend to decline disproportionately during economic downturns as compared to other types of business expenditures. The discounted cash flow analyses reflect a revenue growth rate of 1.0% in 2010 and a modest recovery beginning in 2011. If actual results are lower, we may incur impairment losses in the future and they may be material.

The carrying amount of FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded carrying value is as follows:

Market cluster	FCC broadcasting licenses	Excess
Miami-Fort Lauderdale, FL	$44,467,689	75.5%
Philadelphia, PA	48,116,842	69.9
Wilmington, DE	19,496,000	5.6
Las Vegas, NV	29,671,818	15.6
Fort Myers-Naples, FL	9,325,002	96.3
Fayetteville, NC	8,849,679	33.8
Greenville-New Bern-Jacksonville, NC	3,832,786	207.9
Augusta, GA	6,023,000	5.2
West Palm Beach-Boca Raton, FL	1,855,000	19.3
Atlanta, GA	4,802,000	63.2
Boston, MA	2,474,000	7.0

	$178,913,816

As a result of our annual test during the fourth quarter of 2009, we recorded no impairment losses related to our FCC broadcasting licenses. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2009, goodwill with an aggregate carrying amount of $13.6 million represented 5.5% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Goodwill impairment is determined using a two-step process which is performed as of December 31.

The first step involves a comparison of the estimated fair value of each of our reporting units to their carrying amount, including goodwill. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. We used the average of (i) a multiple ranging from 8.3 to 11.7 times projected operating income for each market cluster; and (ii) a discounted cash flow analysis for each market cluster to determine the fair value of each reporting unit. Radio stations are generally sold on the basis of a multiple of projected operating income. If we had made different assumptions or used different estimates, the fair value of our reporting units could have been materially different.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate	1.4% – 3.1%
Operating income margins	18.5% –57.5%
Discount rate	10%

The carrying amount of goodwill for each reporting unit and the percentage by which the reporting unit fair value exceeded the carrying amount after Step 1 is as follows:

Market cluster	Goodwill	Step 1 excess (deficit)
Miami-Fort Lauderdale, FL	$6,567,054	160.8%
Wilmington, DE	3,520,933	(9.7)
Fort Myers-Naples, FL	134,417	79.4
Fayetteville, NC	1,463,611	239.2
Greenville-New Bern-Jacksonville, NC	1,943,349	97.0

	$13,629,364

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. We used the fair value of each reporting unit determined in Step 1 as the implied purchased price paid for the reporting unit in Step 2.

The percentage by which implied goodwill fair value exceeded the carrying amount after Step 2 is as follows:

Market cluster	Step 2 excess
Wilmington, DE	12.3%

As a result of our annual test during the fourth quarter of 2009, we recorded no impairment losses related to our goodwill. However, there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2009. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Recent Pronouncements

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of the guidance is not expected to have a material impact on our financial statements.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following summary table presents a comparison of our results of operations for the years ended December 31, 2008 and 2009 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2008	2009	$	%
Net revenue	$121,448,681	$96,747,373	$(24,701,308)	(20.3)%
Cost of services	40,799,415	34,301,311	(6,498,104)	(15.9)
Selling, general and administrative expenses	45,930,853	35,717,472	(10,213,381)	(22.2)
Corporate general and administrative expenses	9,010,095	7,622,490	(1,387,605)	(15.4)
Impairment losses	62,482,506	—	(62,482,506)	NM
Net gain on sale or disposal of assets	—	1,483,796	1,483,796	NM
Interest expense	8,950,385	10,121,647	1,171,262	13.1
Loss on extinguishment of long-term debt	—	513,642	513,642	NM
Other non-operating expenses	425,202	38,072	(387,130)	(91.0)
Income tax expense (benefit)	(18,139,323)	3,931,831	22,071,154	121.7
Net income (loss)	(30,549,462)	3,448,115	33,997,577	111.3

Net Revenue. The $24.7 million decrease in net revenue during the year ended December 31, 2009 was primarily due to the downturn in the advertising industry as a result of general economic conditions. Net revenue decreased at all of our eleven market clusters. Net revenue decreased $7.4 million at our Miami-Fort Lauderdale market cluster, $4.5 million at our Philadelphia market cluster, $3.5 million at our Las Vegas market cluster, $2.9 million at our Fayetteville market cluster, $1.9 million at our Greenville-New Bern-Jacksonville market cluster, $1.8 million at our Fort Myers-Naples market cluster, $1.2 million at our Wilmington market cluster, $0.8 million at our West Palm Beach-Boca Raton market cluster, and $0.6 million at our Augusta market cluster.

Cost of Services. The $6.5 million decrease in cost of services during the year ended December 31, 2009 was primarily due to cost containment measures in response to the decrease in net revenue. Cost of services decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Cost of services decreased $2.2 million at our Miami-Fort Lauderdale market cluster, $1.3 million at our Las Vegas market cluster, $0.9 million at our Philadelphia market cluster, $0.7 million at our Fort Myers-Naples market cluster, and $0.5 million at our Greenville-New Bern-Jacksonville market cluster.

Selling, General and Administrative Expenses. The $10.2 million decrease in selling, general and administrative expenses during the year ended December 31, 2009 was primarily due to a decrease in sales commissions resulting from the decrease in net revenue and cost containment measures. Selling, general and administrative expenses decreased at ten of our eleven market clusters and was comparable to 2008 at the remaining market cluster. Selling, general and administrative expenses decreased $3.6 million at our Miami-Fort Lauderdale market cluster, $2.0 million at our Philadelphia market cluster, $1.5 million at our Las Vegas market cluster, $0.9 million at our Fayetteville market cluster, $0.8 million at our Fort Myers-Naples market cluster, and $0.7 million at our Greenville-New Bern-Jacksonville market cluster.

Corporate General and Administrative Expenses. The $1.4 million decrease in corporate general and administrative expenses during the year ended December 31, 2009 was primarily due to a decrease in cash and stock-based compensation expense and other cost containment measures.

Impairment Losses. We tested our FCC broadcasting licenses and goodwill for impairment as of December 31, 2008 and 2009. As a result of the testing in 2008, we recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in our Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters and impairment losses of $15.9 million related to the goodwill recorded in our Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters.

Net Gain on Sale or Disposal of Assets. On August 25, 2009, we completed the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC and recorded a $1.7 million gain on disposition of radio stations during the third quarter of 2009.

Interest Expense. The $1.2 million increase in interest expense during the year ended December 31, 2009 was due to an increase in our interest rate as a result of the amendment to our credit agreement during the first quarter of 2009 and the swap agreements we entered during the second and third quarters of 2008. These increases were offset with reduced borrowing costs as a result of a general decline in interest rates and scheduled and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with an amendment to our credit facility during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the year ended December 31, 2009.

Non-Operating Expenses. The decrease in non-operating expenses during the year ended December 31, 2009 was primarily due to other-than-temporary impairment losses of $0.4 million on our investments in MIVA and ioWorldMedia in 2008.

Income Tax Expense (Benefit). The increase in income taxes was primarily due to a deferred tax benefit of $24.1 million related to the impairment losses of $62.5 million on our FCC broadcasting licenses and goodwill for the year ended December 31, 2008.

Net Income (Loss). As a result of the factors described above, net income for the year ended December 31, 2009 was $3.4 million compared to a net loss of $30.5 million for the year ended December 31, 2008.

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

Prior to March 13, 2009, our credit facility permitted us to repurchase up to $50.0 million of our common stock and on June 10, 2004, our board of directors authorized us to repurchase up to $25.0 million of our Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, our board of directors authorized us to increase the remaining balance under our previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, our board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, our board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, our credit facility prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. We are permitted to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock. From June 10, 2004 to February 28, 2010, we repurchased 2.6 million shares of our Class A common stock for an aggregate $14.0 million.

Prior to March 13, 2009, our credit facility permitted us to pay cash dividends on our common stock in an amount up to an aggregate of $10.0 million per year. Effective March 13, 2009, our credit facility prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

In August 2009, we repaid $15.3 million of the outstanding balance under our credit facility with proceeds from the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada.

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

Our ability to reduce our total debt ratio, as defined by our credit agreement, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under the revolving portion of our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under the revolving portion of our credit facility.

The following summary table presents a comparison of our capital resources for the years ended December 31, 2008 and 2009 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2008	2009
Net cash provided by operating activities	$22,243,958	$11,593,059
Net cash provided by (used in) investing activities	(1,412,383)	14,528,981
Net cash used in financing activities	(23,928,690)	(23,682,768)

Net increase (decrease) in cash and cash equivalents	(3,097,115)	2,439,272

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased by $10.7 million during the year ended December 31, 2009 compared to the same period in 2008 primarily due to a $26.5 million decrease in cash receipts from the sale of advertising airtime, a $1.1 million increase in cash paid for interest, and a $1.0 million decrease in cash refunded for income taxes. These decreases were partially offset by a $17.1 million decrease in cash paid for station operating expenses and a $0.9 million decrease in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities in the year ended December 31, 2009 was primarily due to cash proceeds of $15.3 million from the sale of assets in Las Vegas, Nevada, which were partially offset by cash payments for capital expenditures of $1.0 million. Net cash used in investing activities for the same period in 2008 was primarily due to cash payments for capital expenditures of $1.6 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the year ended December 31, 2009 was primarily due to scheduled repayments of $4.0 million and voluntary repayments of $18.7 million under our credit facility, and payments of $0.8 million of loan fees related to the amended credit facility. Net cash used in financing activities for the same period in 2008 was primarily due to voluntary repayments of $16.6 million under our credit facility, cash dividends of $5.5 million, and $1.8 million for repurchases of our Class A common stock.

Credit Facility. As of February 28, 2010, the outstanding balance of our credit facility was $151.8 million. As of December 31, 2009, our credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $96.0 million. As of December 31, 2009, we had $8.3 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan included a $7.5 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on various LIBOR rates, at 4.1955% and 4.2747% as of December 31, 2008 and 2009, respectively, and mature on June 30, 2015. We must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. We paid unused commitment fees of approximately $72,000 for the year ended December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2009, the scheduled repayments of the credit facility for the next five years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$4,987,013	$4,987,013
2011	—	7,231,169	7,231,169
2012	—	7,979,221	7,979,221
2013	6,146,508	9,475,325	15,621,833
2014	20,426,389	9,974,026	30,400,415
Thereafter	29,253,819	56,353,246	85,607,065

Total	$55,826,716	$96,000,000	$151,826,716

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. Failure to comply with these financial covenants, to make scheduled interest payments or scheduled principal repayments, or to comply with any other terms of our credit agreement could result in the acceleration of the maturity of our debt outstanding thereunder, which could have a material adverse effect on our business or results of operations. As of December 31, 2009, we believe we were in compliance with all applicable financial covenants under our credit agreement.

The credit agreement also contains other customary restrictive covenants. These covenants limit our ability to: incur additional indebtedness and liens; repurchase our common stock; pay cash dividends; enter into certain investments or joint ventures; consolidate, merge or effect asset sales; enter sale and lease-back transactions; sell or discount accounts receivable; enter into transactions with affiliates or stockholders; or change the nature of our business.

As of December 31, 2009, our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $151.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

On March 5, 2010, we amended our credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

The revised financial covenants include the following:

•

Consolidated Total Debt Ratio. On the last day of each fiscal quarter through September 30, 2010, our consolidated total debt must not exceed 7.5 times our consolidated operating cash flow for the four quarters then ending. For the period from October 1, 2010 through March 31, 2011, the maximum ratio is 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2010 must not be less than 1.75 times our consolidated cash interest expense for the four quarters then ending. For the period from January 1, 2011 through September 30, 2011, the minimum ratio is 1.875 times. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

•

Consolidated Fixed Charge Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2010 must not be less than 1.1 times our consolidated fixed charges for the four quarters then ending. For the period from October 1,

2010 through December 31, 2011, the minimum ratio is 1.05 times. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Related Party Transactions

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 for the year ended December 31, 2009. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2009, the aggregate outstanding balance of the notes receivable was $3.5 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $215,000 for the year ended December 31, 2009.

We lease radio towers for 22 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $545,000 for the year ended December 31, 2009.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 for the year ended December 31, 2009.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $148,000 for the year ended December 31, 2009.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2009.

As of December 31, 2009, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2010	$690,188
2011	698,965
2012	708,163
2013	717,802
2014	639,431
Thereafter	3,116,815

Total	$6,571,364

Inflation

Inflation has affected our performance in terms of higher costs for radio station operating expenses, including payroll and equipment. The exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

March 11, 2010

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,453,505	$5,892,777
Accounts receivable, less allowance for doubtful accounts of $824,783 in 2008 and $758,815 in 2009	20,209,745	18,173,014
Trade sales receivable	906,588	1,049,801
Other receivables	460,940	635,384
Prepaid expenses	1,433,781	1,550,124
Deferred tax assets	365,176	517,424

Total current assets	26,829,735	27,818,524
Notes receivable from related parties	3,695,344	3,458,366
Property and equipment, net	25,808,861	21,912,733
FCC broadcasting licenses	191,748,998	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	2,923,814	4,193,190

Total assets	$264,636,116	$249,925,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$4,462,500	$4,987,013
Accounts payable	2,346,691	2,436,487
Accrued expenses	5,528,546	4,473,652
Trade sales payable	1,016,540	1,002,445
Derivative financial instruments	2,750,000	3,141,500

Total current liabilities	16,104,277	16,041,097
Long-term debt	170,037,500	146,839,703
Deferred tax liabilities	28,002,018	33,010,719
Derivative financial instruments	1,815,684	443,711
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	217,110,230	197,485,981
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,539,508 issued in 2008 and 8,608,280 issued in 2009	8,539	8,608
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2008 and 2009	16,662	16,662
Additional paid-in capital	114,043,872	115,045,370
Treasury stock, Class A common stock, 2,550,152 in 2008 and 2,619,795 shares in 2009	(13,755,634)	(13,921,812)
Accumulated deficit	(49,985,137)	(46,537,022)
Accumulated other comprehensive loss	(2,802,416)	(2,171,794)

Stockholders’ equity	47,525,886	52,440,012

Total liabilities and stockholders’ equity	$264,636,116	$249,925,993

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2009
Net revenue	$121,448,681	$96,747,373

Operating (income) expense:
Cost of services (including stock-based compensation of $1,208 in 2008 and $504 in 2009 and excluding depreciation and amortization shown separately below)	40,799,415	34,301,311
Selling, general and administrative (including stock-based compensation of $158,651 in 2008 and $61,689 in 2009)	45,930,853	35,717,472
Corporate general and administrative (including stock-based compensation of $1,476,304 in 2008 and $939,374 in 2009)	9,010,095	7,622,490
Depreciation and amortization	2,963,679	2,886,854
Impairment losses	62,482,506	—
Net gain on sale or disposal of assets	—	(1,483,796)

Total operating expenses	161,186,548	79,044,331
Operating income (loss)	(39,737,867)	17,703,042
Other income (expense):
Interest expense	(8,950,385)	(10,121,647)
Loss on extinguishment of long-term debt	—	(513,642)
Other non-operating expenses	(425,202)	(38,072)
Interest income	374,094	318,833
Other non-operating income	50,575	31,432

Income (loss) before income taxes	(48,688,785)	7,379,946
Income tax expense (benefit)	(18,139,323)	3,931,831

Net income (loss)	$(30,549,462)	$3,448,115

Basic and diluted net income (loss) per share	$(1.32)	$0.15

Dividends declared per common share	$0.18	$—

Basic common shares outstanding	23,224,916	22,356,389

Diluted common shares outstanding	23,224,916	22,435,475

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2008	Year Ended December 31, 2009
Net income (loss)	$(30,549,462)	$3,448,115

Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $152,783 in 2008 and income tax expense of $18,126 in 2009)	(242,817)	28,808
Reclassification of unrealized loss on available-for-sale investment to net loss (net of income tax expense of $137,075)	217,858	—

	(24,959)	28,808

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $1,785,163 in 2008 and $688,159 in 1999)	(2,837,216)	(1,093,715)
Reclassification of unrealized losses on derivative financial instruments to net income (loss) (net of income tax expense of $21,896 in 2008 and $1,066,818 in 2009)	34,799	1,695,529

	(2,802,417)	601,814

Other comprehensive income (loss)	(2,827,376)	630,622

Comprehensive income (loss)	$(33,376,838)	$4,078,737

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2008	8,395,332	8,395	16,712,743	16,712	112,407,803	(1,329,023)	(11,913,111)	(15,359,228)	24,960	85,185,531
Conversion of Class B common stock to Class A common stock	50,000	50	(50,000)	(50)	—	—	—	—	—	—
Stock-based compensation	94,176	94	—	—	1,636,069	—	—	—	—	1,636,163
Purchase of treasury stock	—	—	—	—	—	(1,221,129)	(1,842,523)	—	—	(1,842,523)
Net loss	—	—	—	—	—	—	—	(30,549,462)	—	(30,549,462)
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,076,447)	—	(4,076,447)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,827,376)	(2,827,376)

Balances as of December 31, 2008	8,539,508	8,539	16,662,743	16,662	114,043,872	(2,550,152)	(13,755,634)	(49,985,137)	(2,802,416)	47,525,886
Stock-based compensation	68,772	69	—	—	1,001,498	—	—	—	—	1,001,567
Purchase of treasury stock	—	—	—	—	—	(69,643)	(166,178)	—	—	(166,178)
Net income	—	—	—	—	—	—	—	3,448,115	—	3,448,115
Other comprehensive income	—	—	—	—	—	—	—	—	630,622	630,622

Balances as of December 31, 2009	8,608,280	8,608	16,662,743	16,662	115,045,370	(2,619,795)	(13,921,812)	(46,537,022)	(2,171,794)	52,440,012

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(30,549,462)	$3,448,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from trade sales	290,311	(383,295)
Stock-based compensation	1,636,163	1,001,567
Provision for bad debts	2,259,361	2,119,028
Depreciation and amortization	2,963,679	2,886,854
Impairment losses	62,482,506	—
Net gain on sale or disposal of assets	—	(1,483,796)
Amortization of loan fees	270,370	353,960
Loss on extinguishment of long-term debt	—	513,642
Unrealized loss on investments	354,933	—
Deferred income taxes	(16,637,136)	4,506,602
Change in operating assets and liabilities:
(Increase) decrease in receivables	1,068,578	(256,741)
(Increase) decrease in prepaid expenses	85,042	(26,343)
Decrease in other assets	303,653	69,399
Decrease in payables and accrued expenses	(2,284,040)	(1,155,933)

Net cash provided by operating activities	22,243,958	11,593,059

Cash flows from investing activities:
Capital expenditures	(1,617,900)	(957,997)
Proceeds from sale of assets	—	15,250,000
Payment for investment	(2,762)	—
Repayment of notes receivable from related parties	208,279	236,978

Net cash provided by (used in) investing activities	(1,412,383)	14,528,981

Cash flows from financing activities:
Principal payments on indebtedness	(16,555,556)	(22,673,284)
Payments of loan fees	—	(843,306)
Cash dividends paid	(5,530,611)	—
Payments for treasury stock	(1,842,523)	(166,178)

Net cash used in financing activities	(23,928,690)	(23,682,768)

Net increase (decrease) in cash and cash equivalents	(3,097,115)	2,439,272
Cash and cash equivalents at beginning of period	6,550,620	3,453,505

Cash and cash equivalents at end of period	$3,453,505	$5,892,777

Cash paid for interest	$8,778,930	$9,873,964

Cash refunded for income taxes	$(1,548,282)	$(543,988)

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$61,760	$225,987

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is acquiring, developing, and operating radio stations throughout the United States. The Company owns and operates 42 radio stations in the following markets: Miami-Fort Lauderdale, FL, Philadelphia, PA, Wilmington, DE, Las Vegas, NV, Fort Myers-Naples, FL, Fayetteville, NC, Greenville-New Bern-Jacksonville, NC, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA, and Boston, MA. The Company also operates WRDW-AM in the expanded AM band in Augusta, GA.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) fair value used for testing FCC broadcasting licenses and goodwill for impairment; (ii) future cash flows used for testing recoverability of property and equipment; and (iii) the amount of allowance for doubtful accounts. Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain amounts previously reported in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Cash and Cash Equivalents

All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of uncollected amounts due from advertisers for the sale of advertising airtime. The amounts are net of advertising agency commissions and an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s estimate of probable losses in accounts receivable. Management determines the allowance based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. If an event or change in circumstances were to indicate that the carrying amount of property and equipment is not recoverable, the carrying amount will be reduced to the estimated fair value. Repairs and maintenance are charged to expense as incurred.

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. The licenses are not amortized but are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired. The annual test, which is performed as of November 30, compares the fair value of the licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. The Company combines its licenses into reporting units based on its market clusters for impairment testing purposes. The Company estimates the fair value of its licenses using discounted future cash flows. The discounted cash flow model includes certain assumptions including: (i) the projected growth rate for radio advertising revenue in each market, (ii) average market share and profit margin for each class of license in each market, (iii) estimated capital start-up capital costs, and (iv) the determination of an appropriate discount rate. If the Company had made different assumptions or used different estimates the fair value of its licenses could have been materially different.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. Goodwill impairment is determined using a two-step process which is performed as of December 31. The first step involves a comparison of the estimated fair value of each of the Company’s reporting units to its carrying amount, including goodwill. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. The Company uses internally-generated estimates of future cash flows to determine the fair value of each reporting unit. These estimates required management judgment and if the Company had made different assumptions the fair value of its reporting units could have been materially different. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

Loan Fees

Debt issuance costs are capitalized and accounted for as interest expense using the effective interest method over the life of the related debt.

Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swaps as cash flow hedges of its variable rate debt. The effective portion of the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss and net cash settlements are recognized immediately in current earnings. Cash flows are classified in the cash flow statements as financing. The Company discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, the hedged item no longer exists, a hedged forecasted transaction is no longer probable, or treatment of the derivative as a hedge is no longer appropriate or intended.

The Company does not expect any non performance by any counterparty. The derivatives are separated into current and non-current assets or liabilities based on expected cash flows. Cash inflows expected within one year, including derivative assets that the Company intends to settle, are reported as current assets. Cash inflows expected beyond one year are reported as non-current assets. Cash outflows expected within one year, including derivative liabiltities in which the counterparty has the contractual right to settle, are reported as current liabilities. Cash outflows expected beyond one year are reported as non-current liabilities.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss), including unrealized income (loss) on available-for-sale investments and changes in the fair value of derivative financial instruments designated as cash flow hedges.

Revenue

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in earnings over the period during which an employee is required to provide service. No compensation cost is recognized for equity instruments for which employees do not render the requisite services.

Income Taxes

The Company recorded income taxes under the liability method. Deferred tax assets and liabilities are recognized for all temporary differences between tax and financial reporting bases of the Company’s assets and liabilities using enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

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

Concentrations of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 49.7% and 50.1% of the Company’s net revenue during 2008 and 2009, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

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

Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $15,500 or $20,500 if aged 50 years or older in 2008 and $16,500 or $22,000 if aged 50 years or older in 2009. There was no employer matching contributions for the years ended December 31, 2008 and 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance for business combinations which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well at the noncontrolling interest in the acquiree, at the full amounts of their fair values. The guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The guidance was effective on January 1, 2009 and adoption did not have an impact on the Company’s financial statements but may have an impact on accounting for future business combinations.

In April 2008, the FASB issued new guidance for intangible assets which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance was effective on January 1, 2009 and adoption did not have an impact on the Company’s financial statements but may have an impact on accounting for future acquisitions.

In April 2009, the FASB issued new guidance for interim disclosures about fair value of financial instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance in the first quarter of 2009.

In May 2009, the FASB issued new guidance for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009 and adoption did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance for variable interest entities which addresses (1) the effects on certain provisions of previous guidance, as a result of the elimination of the qualifying special-purpose entity concept and (2) concerns about the application of certain key provisions of previous guidance, including those in which the accounting and disclosures under the previous guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Effective October 1, 2009, the FASB Accounting Standards CodificationTM (“ASC”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.

In August 2009, the FASB issued new guidance for fair value measurements and disclosures which provides clarification for circumstances in which a quoted price in an inactive market for an identical liability is not available. The guidance was effective for the first reporting period beginning after August 2009 and adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

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

(4) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2008	2009
Land, buildings and improvements	$15,273,671	$16,352,728	15-30
Broadcast equipment	20,477,700	19,480,630	5-15
Transportation equipment	1,783,282	1,827,035	5
Office equipment	3,959,907	3,803,340	5-10
Construction in progress	3,268,713	749,882	—

	44,763,273	42,213,615
Less accumulated depreciation and amortization	(18,954,412)	(20,300,882)

	$25,808,861	$21,912,733

The Company recorded depreciation expense of $3.0 million and $2.9 million for the years ended December 31, 2008 and 2009, respectively.

(5) FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2008 and 2009 are as follows:

Balance as of January 1, 2008	$238,371,639
Impairment losses	(46,622,641)

Balance as of December 31, 2008	191,748,998
Sale of radio stations	(12,835,182)

Balance as of December 31, 2009	$178,913,816

As a result of its annual test in 2008, the Company recorded impairment losses of $46.6 million related to the FCC broadcasting licenses in its Wilmington, DE, Las Vegas, NV, Augusta, GA, West Palm Beach-Boca Raton, FL, Atlanta, GA and Boston, MA market clusters. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 2.5 years.

(6) Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

Balance as of January 1, 2008	$29,489,229
Impairment losses	(15,859,865)

Balance as of December 31, 2008	$13,629,364

There were no changes in the carrying amount of goodwill for the year ended December 31, 2009. There is no goodwill recorded in the reporting unit containing the Las Vegas market cluster which included the sold radio stations. The Company continues to operate three radio stations in the Las Vegas radio market.

As a result of its annual test in 2008, the Company recorded impairment losses of $15.9 million related to the goodwill recorded in its Wilmington, DE, Las Vegas, NV and Augusta, GA market clusters.

(7) Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2008	2009
Accrued payroll	$2,382,618	$1,764,336
Deferred revenue	829,945	870,155
Other accrued expenses	2,315,983	1,839,161

	$5,528,546	$4,473,652

(8) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2008	2009
Credit facility:
Revolving credit loan	$55,500,000	$55,826,716
Term loan	119,000,000	96,000,000

	174,500,000	151,826,716
Less current installments	(4,462,500)	(4,987,013)

	$170,037,500	$146,839,703

As of December 31, 2009, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $96.0 million. As of December 31, 2009, the Company had $8.3 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan included a $7.5 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on various LIBOR rates, at 4.2747% as of December 31, 2009 and mature on June 30, 2015. The Company must pay a quarterly unused commitment fee equal to 0.5% of the unused portion of the revolving credit loan. The Company paid unused commitment fees of approximately $72,000 for the year ended December 31, 2009. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2008, the credit facility consisted of a revolving credit loan with a maximum commitment of $102.1 million and a term loan with a remaining balance of $119.0 million. The revolving credit loan and term loan carried interest, based on various LIBOR rates, at 4.1955% as of December 31, 2008. The Company paid unused commitment fees of approximately $169,000 for the year ended December 31, 2008.

As of December 31, 2009, the scheduled repayments of the credit facility for the next five years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$4,987,013	$4,987,013
2011	—	7,231,169	7,231,169
2012	—	7,979,221	7,979,221
2013	6,146,508	9,475,325	15,621,833
2014	20,426,389	9,974,026	30,400,415
Thereafter	29,253,819	56,353,246	85,607,065

Total	$55,826,716	$96,000,000	$151,826,716

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its amended credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of December 31, 2009, management of the Company believed it was in compliance with applicable financial covenants.

As of December 31, 2009, the credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $151.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

On March 5, 2010, the Company amended its credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

The revised financial covenants include the following:

•

Consolidated Total Debt Ratio. On the last day of each fiscal quarter through September 30, 2010, the Company’s consolidated total debt must not exceed 7.5 times its consolidated operating cash flow for the four quarters then ending. For the period from October 1, 2010 through March 31, 2011, the maximum ratio is 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2010 must not be less than 1.75 times our consolidated cash interest expense for the four quarters then ending. For the period from January 1, 2011 through September 30, 2011, the minimum ratio is 1.875 times. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

•

Consolidated Fixed Charge Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2010 must not be less than 1.1 times its consolidated fixed charges for the four quarters then ending. For the period from October 1, 2010 through December 31, 2011, the minimum ratio is 1.05 times. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

(9) Derivative Financial Instruments

A summary of interest rate swaps designated as cash flow hedges is as follows:

	December 31,
	2008	2009
Notional amounts	$110,000,000	$110,000,000
Weighted average pay rates (fixed)	4.64%	7.14%
Weighted average receive rates (LIBOR indexed)	4.64%	4.28%
Weighted average maturity	2.6 years	1.6 years

The following table presents the net gains (losses) for the period relating to the interest rate swaps designated as cash flow hedges:

	Year ended December 31,
	2008	2009
Gain (loss) recognized in other comprehensive income	$(4,622,379)	$(1,781,874)
Loss reclassified from other comprehensive income to interest expense	56,695	2,762,347

As of December 31, 2009, a pre-tax net unrealized loss of $3.6 million was recorded in accumulated other comprehensive income of which $3.1 million is expected to be reclassified into earnings during 2010. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

Prior to March 13, 2009, the Company’s credit facility permitted it to repurchase up to $50.0 million of the Company’s common stock and on June 10, 2004, the board of directors authorized the Company to repurchase up to $25.0 million of its Class A common stock over a one-year period from the date of authorization, which was extended on May 12, 2005 for one additional year. On May 24, 2006, the board of directors authorized the Company to increase the remaining balance under its previous authorization from $21.3 million to $25.0 million and to extend the repurchase period to May 23, 2007. Effective May 24, 2007, the board of directors authorized the extension of the repurchase period for one additional year. Effective May 24, 2008, the board of directors authorized the extension of the repurchase period for one additional year. Effective March 13, 2009, the Company’s credit facility prohibits it from repurchasing additional shares of the Company’s common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to repurchase up to an aggregate of $10.0 million of its common stock. The Company is permitted to repurchase up to $0.5 million of its common stock per year in connection with vesting of restricted stock. The Company paid $1.8 million to repurchase 1,221,129 shares in 2008 and $0.2 million to purchase 69,643 shares in 2009.

Prior to March 13, 2009, the Company’s credit facility permitted it to pay cash dividends on the Company’s common stock in an amount up to an aggregate of $10.0 million per year. Effective March 13, 2009, the Company’s credit facility prohibits it from paying cash dividends on the Company’s common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. The Company paid $5.5 million for cash dividends in 2008.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2008	22,000	$5.96
Granted	115,000	5.03
Vested	(8,667)	6.37
Forfeited	(6,000)	4.67

Unvested as of December 31, 2008	122,333	5.12
Granted	90,000	1.11
Vested	(90,668)	5.35
Forfeited	(3,000)	1.80

Unvested as of December 31, 2009	118,665	$1.98

As of December 31, 2009, there was approximately $163,000 of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2008	496,449	$8.86
Granted	—	—
Vested	(211,810)	10.31
Forfeited	(14,824)	5.23

Unvested as of December 31, 2008	269,815	6.96
Granted	—	—
Vested	(121,896)	7.24
Forfeited	(18,228)	2.05

Unvested as of December 31, 2009	129,691	$6.26

As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2008	2,549,084	15.26
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	15.50

Outstanding as of December 31, 2009	2,529,084	$15.26	0.4	—

Exercisable as of December 31, 2009	2,453,917	$15.25	0.3	—

(12) Income Taxes

Income tax expense (benefit) is as follows:

	Year ended December 31,
	2008	2009
Federal:
Current	$—	$—
Deferred	(14,929,975)	3,093,129

	(14,929,975)	3,093,129
State:
Current	—	—
Deferred	(3,209,348)	838,702

	(3,209,348)	838,702

	$(18,139,323)	$3,931,831

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2008	2009
Expected tax expense (benefit)	$(16,554,187)	$2,509,182
State income taxes, net of federal benefit	(2,118,170)	553,543
Change in valuation allowance	(11,036)	399,490
Other	544,070	469,616

	$(18,139,323)	$3,931,831

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2009
Deferred tax assets:
Allowance for doubtful accounts	$318,531	$293,054
Other assets	458,024	624,053
Accrued expenses	294,263	276,485
Derivative financial instruments	1,763,267	1,384,608
Other long-term liabilities	444,420	444,420
Stock-based compensation	575,249	433,745
Net operating losses	1,463,711	1,563,905

Subtotal	5,317,465	5,020,270
Valuation allowance	(271,975)	(671,465)

Total	5,045,490	4,348,805

Deferred tax liabilities:
Prepaid expenses	(961,978)	(902,151)
Property and equipment	(1,751,634)	(1,580,339)
Intangibles	(29,968,720)	(34,359,610)

Total	(32,682,332)	(36,842,100)

Net deferred tax liabilities	$(27,636,842)	$(32,493,295)

As of December 31, 2009, the Company has federal and state net operating losses of $2.4 million and $16.4 million, respectively, which expire in various years through 2029. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2009, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2005.

(13) Earnings Per Share

Net income (loss) per share calculation information is as follows:

	Year ended December 31,
	2008	2009
Net income (loss)	$(30,549,462)	$3,448,115

Weighted-average shares outstanding:
Basic	23,224,916	22,356,389
Effect of dilutive securities
Stock options	—	—
Restricted stock	—	79,086

Diluted	23,224,916	22,435,475

Net income (loss) per basic and diluted share	$(1.32)	$0.15

Stock option and restricted stock awards were excluded from the net loss per share calculation for 2008, as they were anti-dilutive. Similar awards were dilutive in 2009 and may be dilutive in future years.

(14) Related Party Transactions

Notes receivable from related parties totaling $3.5 million as of December 31, 2009 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $244,000 and $215,000 for the years ended December 31, 2008 and 2009, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $544,000 and $545,000 for the years ended December 31, 2008 and 2009, respectively.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 for the years ended December 31, 2008 and 2009.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $145,000 and $148,000 for the years ended December 31, 2008 and 2009, respectively.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $37,000 and $38,000 for the years ended December 31, 2008 and 2009, respectively.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $167,000 and $174,000 for the years ended December 31, 2008 and 2009, respectively.

As of December 31, 2009, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2010	$690,188
2011	698,965
2012	708,163
2013	717,802
2014	639,431
Thereafter	3,116,815

Total	$6,571,364

(15) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.9 million and $2.7 million for the years ended December 31, 2008 and 2009, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2009, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2010	$10,378,090
2011	6,338,076
2012	6,104,408
2013	4,267,986
2014	696,946
Thereafter	5,915,761

Total	$33,701,267

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

(16) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.5 million as of December 31, 2009, compared with a fair value of $3.9 million based on current market interest rates. The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.7 million as of December 31, 2008, compared with a fair value of $4.2 million.

The carrying amount of long-term debt, including the current installments, was $151.8 million as of December 31, 2009 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $174.5 million as of December 31, 2008 and approximated fair value due to the variable interest rate.

(17) Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities are categorized as follows:

Description	December 31, 2009	Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents – current assets (1)	$2,306,463	$2,306,463	$—	$—

Interest rate swap agreements – current liabilities (2)	$3,141,500	$—	$3,141,500	$—

Interest rate swap agreements – non-current liabilities (2)	$443,711	$—	$443,711	$—

Description	December 31, 2008	Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements – current liabilities (2)	$2,750,000	$—	$2,750,000	$—

Interest rate swap agreements – non-current liabilities (2)	$1,815,684	$—	$1,815,684	$—

(1)	Cash equivalents consist primarily of money market funds and are determined using quoted prices in active markets for identical investments.
(2)	The fair value of these derivatives was determined using observable inputs. The inputs are quotes from the counterparties to the swap agreements.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008 and 2009

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts (deducted from accounts receivable)	406,083	2,259,361	1,840,661	824,783
Valuation allowance for deferred tax assets	283,011	3,202	14,238	271,975
Year ended December 31, 2009:
Allowance for doubtful accounts (deducted from accounts receivable)	824,783	2,119,028	2,184,996	758,815
Valuation allowance for deferred tax assets	271,975	428,312	28,822	671,465

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2010. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2010 Proxy Statement. The section entitled “Compensation Committee Report” in the 2010 Proxy Statement is not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2010 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (3)

10.1	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (2)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (7)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (8)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (9)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (10)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (4)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (5)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (6)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (11)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (12)

10.11	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007. (13)

10.12	Fifth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated April 13, 2007. (14)

10.13	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (15)

Exhibit Number	Description

10.14	Sixth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated March 13, 2009. (16)

10.15	Seventh amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and the lenders thereto, dated March 5, 2010.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(3)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(7)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(8)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(9)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(10)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(11)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(12)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated May 7, 2007.
(14)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 18, 2007.
(15)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated March 17, 2009.

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

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2010

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 11, 2010

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	March 11, 2010

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 11, 2010

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 11, 2010

/S/ JOE B. COX Joe B. Cox	Director	March 11, 2010

/S/ MARK S. FOWLER Mark S. Fowler	Director	March 11, 2010

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	March 11, 2010