Form 10-Q
period 2010-03-31
BEASLEY BROADCAST GROUP INC
filed 2010-05-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Class A Common Stock, $.001 par value, 6,043,710 Shares Outstanding as of April 27, 2010

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of April 27, 2010

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,892,777	$6,898,973
Accounts receivable, less allowance for doubtful accounts of $758,815 in 2009 and $929,047 in 2010	18,173,014	14,869,072
Trade sales receivable	1,049,801	1,068,243
Other receivables	635,384	1,596,797
Prepaid expenses	1,550,124	2,292,336
Deferred tax assets	517,424	551,333

Total current assets	27,818,524	27,276,754
Notes receivable from related parties	3,458,366	3,396,871
Property and equipment, net	21,912,733	21,556,077
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,193,190	4,685,404

Total assets	$249,925,993	$249,458,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,987,013	$4,958,770
Accounts payable	2,436,487	1,737,231
Accrued expenses	4,473,652	4,638,259
Trade sales payable	1,002,445	1,031,829
Derivative financial instruments	3,141,500	3,141,500

Total current liabilities	16,041,097	15,507,589
Long-term debt	146,839,703	145,084,583
Deferred tax liabilities	33,010,719	34,185,129
Derivative financial instruments	443,711	309,421
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	197,485,981	196,237,473
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,608,280 issued in 2009 and 8,693,280 issued in 2010	8,608	8,693
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2009 and 2010	16,662	16,662
Additional paid-in capital	115,045,370	115,322,475
Treasury stock, Class A common stock, 2,619,795 in 2009 and 2,648,570 shares in 2010	(13,921,812)	(14,024,847)
Accumulated deficit	(46,537,022)	(46,012,393)
Accumulated other comprehensive loss	(2,171,794)	(2,089,777)

Stockholders’ equity	52,440,012	53,220,813

Total liabilities and stockholders’ equity	$249,925,993	$249,458,286

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010
Net revenue	$22,563,868	$21,844,944

Operating expenses:
Cost of services (including stock-based compensation of $302 in 2009 and $536 in 2010 and excluding depreciation and amortization shown separately below)	7,875,526	7,187,729
Selling, general and administrative (including stock-based compensation of $21,949 in 2009 and $26,571 in 2010)	9,311,272	8,598,876
Corporate general and administrative (including stock-based compensation of $271,063 in 2009 and $250,083 in 2010)	2,139,135	2,057,726
Depreciation and amortization	730,937	663,665

Total operating expenses	20,056,870	18,507,996
Operating income	2,506,998	3,336,948
Non-operating income (expense):
Interest expense	(2,015,665)	(2,535,149)
Loss on extinguishment of long-term debt	(525,000)	—
Other income (expense), net	48,741	113,784

Income before income taxes	15,074	915,583
Income tax expense	7,130	390,954

Net income	$7,944	$524,629

Basic and diluted net income per share	$0.00	$0.02

Basic common shares outstanding	22,288,782	22,431,692

Diluted common shares outstanding	22,351,002	22,514,535

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2009	2010
Net income	$7,944	$524,629

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax expense of $3,193 in 2009 and income tax benefit of $257 in 2010)	5,074	(410)

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $215,334 in 2009 and $255,967 in 2010)	(342,237)	(406,816)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $220,354 in 2009 and $307,830 in 2010)	350,215	489,243

	7,978	82,427

Other comprehensive income	13,052	82,017

Comprehensive income	$20,996	$606,646

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$7,944	$524,629
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(223,212)	(60,073)
Stock-based compensation	293,314	277,190
Provision for bad debts	381,563	332,232
Depreciation and amortization	730,937	663,665
Amortization of loan fees	70,000	69,706
Loss on extinguishment of long-term debt	525,000	—
Deferred income taxes	534,968	1,088,228
Change in operating assets and liabilities:
Receivables	2,724,199	2,010,297
Prepaid expenses	(790,649)	(742,212)
Other assets	35,247	66,830
Payables and accrued expenses	(1,164,517)	(534,649)

Net cash provided by operating activities	3,124,794	3,695,843

Cash flows from investing activities:
Capital expenditures	(212,148)	(235,994)
Repayment of notes receivable from related parties	57,923	61,495

Net cash used in investing activities	(154,225)	(174,499)

Cash flows from financing activities:
Principal payments on indebtedness	(1,000,000)	(1,783,363)
Payments of loan fees	(860,565)	(628,750)
Payments for treasury stock	(61,127)	(103,035)

Net cash used in financing activities	(1,921,692)	(2,515,148)

Net increase in cash and cash equivalents	1,048,877	1,006,196
Cash and cash equivalents at beginning of period	3,453,505	5,892,777

Cash and cash equivalents at end of period	$4,502,382	$6,898,973

Cash paid for interest	$1,875,900	$2,456,198

Cash paid (refunded) for income taxes	$—	$—

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$—	$71,015

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

The balance sheet as of December 31, 2009 has been derived from the Company’s audited financial statements for the fiscal year ended December 31, 2009. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Certain amounts previously reported in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Results of the first quarter of 2010 are not necessarily indicative of results for the full year.

(2) Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance for variable interest entities which addresses (1) the effects on certain provisions of previous guidance, as a result of the elimination of the qualifying special-purpose entity concept and (2) concerns about the application of certain key provisions of previous guidance, including those in which the accounting and disclosures under the previous guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The guidance was effective on January 1, 2010 and adoption did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on the Company’s financial statements. Adoption of the remaining guidance is not expected to have a material impact on the Company’s financial statements.

(3) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2009	2010
Credit facility:
Revolving credit loan	$55,826,716	$55,826,716
Term loan	96,000,000	94,216,637

	151,826,716	150,043,353
Less current installments	(4,987,013)	(4,958,770)

	$146,839,703	$145,084,583

On March 5, 2010, the Company amended its credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

As of March 31, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $94.2 million. As of March 31, 2010, the Company had $9.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.2750% as of December 31, 2009 and March 31, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$3,719,078	$3,719,078
2011	—	7,190,217	7,190,217
2012	—	7,934,033	7,934,033
2013	6,146,508	9,421,664	15,568,172
2014	20,426,389	9,917,541	30,343,930
Thereafter	29,253,819	56,034,104	85,287,923

Total	$55,826,716	$94,216,637	$150,043,353

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2010, these financial covenants included:

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit facility could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2010, management of the Company believed it was in compliance with applicable financial covenants.

As of March 31, 2010, the credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit facility, the subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $150.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Derivative Financial Instruments

A summary of interest rate swaps designated as cash flow hedges is as follows:

	December 31, 2009	March 31, 2010
Notional amounts	$110,000,000	$110,000,000
Weighted average pay rates (fixed)	7.14%	7.14%
Weighted average receive rates (LIBOR indexed)	4.28%	4.28%
Weighted average maturity	1.6 years	1.3 years

The following table presents the net gains (losses) for the period relating to the interest rate swaps designated as cash flow hedges:

	Three months ended March 31,
	2009	2010
Loss recognized in other comprehensive income	$(557,571)	$(662,783)
Loss reclassified from other comprehensive income to interest expense	570,569	797,073

As of March 31, 2010, a pre-tax net unrealized loss of $3.5 million was recorded in accumulated other comprehensive income of which $3.1 million is expected to be reclassified into earnings during the next twelve months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2010	118,665	$1.98
Granted	85,000	4.00
Vested	(80,000)	1.02
Forfeited	—	—

Unvested as of March 31, 2010	123,665	$4.14

As of March 31, 2010, there was $0.4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2010	129,691	$6.26
Granted	—	—
Vested	(3,100)	5.86
Forfeited	—	—

Unvested as of March 31, 2010	126,591	$6.59

As of March 31, 2010, there was $0.2 million of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.4 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	2,529,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	(2,285,000)	15.50

Outstanding as of March 31, 2010	244,084	$12.97	2.8	—

Exercisable as of March 31, 2010	168,917	$11.87	2.3	—

(6) Income Taxes

The Company’s effective tax rate was approximately 47% for the three months ended March 31, 2009 and 43% for the three months ended March 31, 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2009 and expected additional tax expense in 2010 due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

(7) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.4 million as of March 31, 2010, compared with a fair value of $3.8 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.5 million as of December 31, 2009, compared with a fair value of $3.9 million.

The carrying amount of long-term debt, including the current installments, was $150.0 million as of March 31, 2010 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $151.8 million as of December 31, 2009 and approximated fair value due to the variable interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2010.

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate WRDW-AM in the expanded AM band in Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

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

Income Taxes. Our effective tax rate was approximately 47% for the three months ended March 31, 2009 and 43% for the three months ended March 31, 2010, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate also includes additional tax expense in 2009 and expected additional tax expense in 2010 due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting estimates during the first quarter of 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2009	2010	$	%
Net revenue	$22,563,868	$21,844,944	$(718,924)	(3.2)%
Cost of services	7,875,526	7,187,729	(687,797)	(8.7)
Selling, general and administrative expenses	9,311,272	8,598,876	(712,396)	(7.7)
Corporate general and administrative expenses	2,139,135	2,057,726	(81,409)	(3.8)
Interest expense	2,015,665	2,535,149	519,484	25.8
Loss on extinguishment of long-term debt	525,000	—	(525,000)	(100.0)
Net income	7,944	524,629	516,685	NM

Net Revenue. The $0.7 million decrease in net revenue during the three months ended March 31, 2010 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster and a $0.3 million decrease at our Fayetteville market cluster. Net revenue was comparable to the same period in 2009 at the remaining market clusters with increases in five markets and decreases in four markets. In August 2009, the Company sold certain radio station assets in Las Vegas which contributed net revenue of $0.3 million during the first quarter of 2009. The decrease in revenue from the radio station assets sold in Las Vegas was offset by a $0.4 million increase at our remaining radio stations in that market.

Cost of Services. The $0.7 million decrease in cost of services during the three months ended March 31, 2010 was primarily due to a decrease of $0.3 million at our Las Vegas market cluster. Cost of services was comparable to the same period in 2009 at the remaining market clusters with decreases in seven markets and increases in three markets. The radio station assets sold in Las Vegas in August 2009 incurred $0.3 million of cost of services during the first quarter of 2009.

Selling, General and Administrative Expenses. The $0.7 million decrease in selling, general and administrative expenses during the three months ended March 31, 2010 was primarily due to a $0.3 million decrease at our Miami-Fort Lauderdale market cluster. Selling, general and administrative expenses were comparable to the same period in 2009 at the remaining market clusters with decreases in eight markets and increases in two markets. The radio station assets sold in Las Vegas in August 2009 incurred $0.3 million of selling, general and administrative expenses during the first quarter of 2009. This decrease was offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2010 were comparable to the same period in 2009.

Interest Expense. The $0.5 million increase in interest expense during the three months ended March 31, 2010 was due to an increase in our interest rate as a result of the amendment to our credit facility in March 2009. This increase was partially offset with scheduled and voluntary repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with the amendment to our credit agreement in March 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the first quarter of 2009.

Net Income. As a result of the factors described above, net income for the three months ended March 31, 2010 was $0.5 million compared to a net income of approximately $8,000 for the three months ended March 31, 2009.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. As of April 27, 2010, we have purchased 2.6 million shares of our Class A common stock for an aggregate $14.0 million.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2009 and 2010 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2009	2010
Net cash provided by operating activities	$3,124,794	$3,695,843
Net cash used in investing activities	(154,225)	(174,499)
Net cash used in financing activities	(1,921,692)	(2,515,148)

Net increase in cash and cash equivalents	$1,048,877	$1,006,196

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $0.6 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a $2.4 million decrease in cash paid for station operating expenses. This increase was partially offset by a $1.4 million decrease in cash receipts from the sale of advertising airtime and a $0.6 million increase in cash paid for interest.

Net Cash Used In Investing Activities. Net cash used in investing activities in the three months ended March 31, 2010 was primarily due to cash payments for capital expenditures of $0.2 million. Net cash used in investing activities for the same period in 2009 was primarily due to cash payments for capital expenditures of $0.2 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the three months ended March 31, 2010 was primarily due to scheduled repayments of $1.2 million and voluntary repayments of $0.5 million under our credit facility, and payments of $0.6 million of loan fees related to the amended credit agreement. Net cash used in financing activities for the same period in 2009 was primarily due to voluntary repayments of $1.0 million under our credit facility and payments of $0.9 million of loan fees related to the amended credit agreement.

Credit Facility. As of April 27, 2010, the outstanding balance of our credit facility was $150.0 million. As of March 31, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $94.2 million. As of March 31, 2010, we had $9.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.2750% as of December 31, 2009 and March 31, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$3,719,078	$3,719,078
2011	—	7,190,217	7,190,217
2012	—	7,934,033	7,934,033
2013	6,146,508	9,421,664	15,568,172
2014	20,426,389	9,917,541	30,343,930
Thereafter	29,253,819	56,034,104	85,287,923

Total	$55,826,716	$94,216,637	$150,043,353

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2010, these financial covenants included:

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

Failure to comply with these financial covenants, to make scheduled interest payments or scheduled principal repayments, or to comply with any other terms of our credit agreement could result in the acceleration of the maturity of our debt outstanding thereunder, which could have a material adverse effect on our business or results of operations. As of March 31, 2010, we believe we were in compliance with all applicable financial covenants under our credit agreement.

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

As of March 31, 2010, our credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit facility, our subsidiaries may be required to perform under their guarantees. The maximum amount of undiscounted payments the subsidiaries would have to make in the event of default is $150.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risks affecting our Company during the first quarter of 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2010	—	$—	—	$—
February 1 – 28, 2010	28,250	3.57	—	—
March 1 – 31, 2010	525	4.18	—	—

Total	28,775

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Equity Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Equity Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended March 31, 2010, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with vesting of restricted stock.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 4, 2010	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 4, 2010	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)