Form 10-Q
period 2010-06-30
BEASLEY BROADCAST GROUP INC
filed 2010-08-02
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Class A Common Stock, $.001 par value, 6,023,022 Shares Outstanding as of July 26, 2010

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of July 26, 2010

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,892,777	$7,922,798
Accounts receivable, less allowance for doubtful accounts of $758,815 in 2009 and $916,348 in 2010	18,173,014	16,889,838
Trade sales receivable	1,049,801	898,212
Other receivables	635,384	752,387
Prepaid expenses	1,550,124	2,084,846
Deferred tax assets	517,424	627,080

Total current assets	27,818,524	29,175,161
Notes receivable from related parties	3,458,366	3,334,449
Property and equipment, net	21,912,733	21,112,732
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,193,190	4,582,990

Total assets	$249,925,993	$250,748,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,987,013	$5,670,673
Accounts payable	2,436,487	1,325,138
Accrued expenses	4,473,652	5,072,595
Trade sales payable	1,002,445	967,367
Derivative financial instruments	3,141,500	2,529,591

Total current liabilities	16,041,097	15,565,364
Long-term debt	146,839,703	142,112,659
Deferred tax liabilities	33,010,719	35,912,203
Derivative financial instruments	443,711	265,557
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	197,485,981	195,006,534
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,608,280 issued in 2009 and 8,708,280 issued in 2010	8,608	8,708
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2009 and 2010	16,662	16,662
Additional paid-in capital	115,045,370	115,571,780
Treasury stock, Class A common stock, 2,619,795 in 2009 and 2,685,258 shares in 2010	(13,921,812)	(14,211,996)
Accumulated deficit	(46,537,022)	(43,969,826)
Accumulated other comprehensive loss	(2,171,794)	(1,673,350)

Stockholders’ equity	52,440,012	55,741,978

Total liabilities and stockholders’ equity	$249,925,993	$250,748,512

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2010
Net revenue	$23,604,628	$24,933,353

Operating expenses:
Cost of services (including stock-based compensation of $202 in 2009 and $536 in 2010 and excluding depreciation and amortization shown separately below)	8,214,997	7,579,938
Selling, general and administrative (including stock-based compensation of $15,112 in 2009 and $22,790 in 2010)	8,680,502	8,864,768
Corporate general and administrative (including stock-based compensation of $227,992 in 2009 and $225,994 in 2010)	2,020,146	2,012,224
Depreciation and amortization	724,840	671,919

Total operating expenses	19,640,485	19,128,849
Operating income	3,964,143	5,804,504
Non-operating income (expense):
Interest expense	(2,779,759)	(2,516,468)
Other income (expense), net	113,374	143,844

Income before income taxes	1,297,758	3,431,880
Income tax expense	588,896	1,389,313

Net income	$708,862	$2,042,567

Basic and diluted net income per share	$0.03	$0.09

Basic common shares outstanding	22,342,810	22,482,173

Diluted common shares outstanding	22,402,166	22,533,366

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2010
Net revenue	$46,168,496	$46,778,297

Operating expenses:
Cost of services (including stock-based compensation of $504 in 2009 and $1,072 in 2010 and excluding depreciation and amortization shown separately below)	16,090,523	14,767,667
Selling, general and administrative (including stock-based compensation of $37,061 in 2009 and $49,361 in 2010)	17,991,774	17,463,644
Corporate general and administrative (including stock-based compensation of $499,055 in 2009 and $476,077 in 2010)	4,159,281	4,069,950
Depreciation and amortization	1,455,777	1,335,584

Total operating expenses	39,697,355	37,636,845
Operating income	6,471,141	9,141,452
Non-operating income (expense):
Interest expense	(4,795,424)	(5,051,617)
Loss on extinguishment of long-term debt	(513,642)	—
Other income (expense), net	150,757	257,628

Income before income taxes	1,312,832	4,347,463
Income tax expense	596,026	1,780,267

Net income	$716,806	$2,567,196

Basic and diluted net income per share	$0.03	$0.11

Basic common shares outstanding	22,315,945	22,457,072

Diluted common shares outstanding	22,370,739	22,499,257

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2009	2010
Net income	$708,862	$2,042,567

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $258 in 2009 and $8,754 in 2010)	409	13,913

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax expense of $48,269 in 2009 and income tax benefit of $54,688 in 2010)	76,716	(86,917)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $244,726 in 2009 and $307,947 in 2010)	388,950	489,431

	465,666	402,514

Other comprehensive income	466,075	416,427

Comprehensive income	$1,174,937	$2,458,994

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2009	2010
Net income	$716,806	$2,567,196

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $3,451 in 2009 and $8,497 in 2010)	5,483	13,503

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $167,065 in 2009 and $310,655 in 2010)	(265,521)	(493,733)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $465,080 in 2009 and $615,777 in 2010)	739,165	978,674

	473,644	484,941

Other comprehensive income	479,127	498,444

Comprehensive income	$1,195,933	$3,065,640

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$716,806	$2,567,196
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from trade sales	(308,990)	11,299
Stock-based compensation	536,620	526,510
Provision for bad debts	821,021	814,426
Depreciation and amortization	1,455,777	1,335,584
Amortization of loan fees	156,927	146,629
Loss on extinguishment of long-term debt	513,642	—
Deferred income taxes	1,132,797	2,500,209
Change in operating assets and liabilities:
Receivables	2,879,156	351,747
Prepaid expenses	(1,405,833)	(534,722)
Other assets	24,188	73,736
Payables and accrued expenses	(384,503)	(512,406)

Net cash provided by operating activities	6,137,608	7,280,208

Cash flows from investing activities:
Capital expenditures	(369,309)	(430,371)
Repayment of notes receivable from related parties	116,714	123,917

Net cash used in investing activities	(252,595)	(306,454)

Cash flows from financing activities:
Principal payments on indebtedness	(3,458,416)	(4,043,384)
Payments of loan fees	(843,306)	(610,165)
Payments for treasury stock	(161,977)	(290,184)

Net cash used in financing activities	(4,463,699)	(4,943,733)

Net increase in cash and cash equivalents	1,421,314	2,030,021
Cash and cash equivalents at beginning of period	3,453,505	5,892,777

Cash and cash equivalents at end of period	$4,874,819	$7,922,798

Cash paid for interest	$4,669,204	$4,907,095

Cash refunded for income taxes	$(543,988)	$(775,330)

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$25,077	$105,212

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

Results of the second quarter of 2010 are not necessarily indicative of results for the full year.

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

(3) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2009	June 30, 2010
Credit facility:
Revolving credit loan	$55,826,716	$55,326,716
Term loan	96,000,000	92,456,616

	151,826,716	147,783,332
Less current installments	(4,987,013)	(5,670,673)

	$146,839,703	$142,112,659

On March 5, 2010, the Company amended its credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

As of June 30, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $92.5 million. As of June 30, 2010, the Company had $9.7 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.4511% as of December 31, 2009 and June 30, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$2,465,510	$2,465,510
2011	—	7,149,978	7,149,978
2012	—	7,889,631	7,889,631
2013	5,646,508	9,368,937	15,015,445
2014	20,426,389	9,862,039	30,288,428
Thereafter	29,253,819	55,720,521	84,974,340

Total	$55,326,716	$92,456,616	$147,783,332

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2010, these financial covenants included:

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

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2010 must not be less than 1.75 times its consolidated cash interest expense for the four quarters then ending. For the period from January 1, 2011 through September 30, 2011, the minimum ratio is 1.875 times. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2010, management of the Company believed it was in compliance with applicable financial covenants.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of June 30, 2010, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $147.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Derivative Financial Instruments

A summary of interest rate swaps designated as cash flow hedges is as follows:

	December 31, 2009	June 30, 2010
Notional amounts	$110,000,000	$110,000,000
Weighted average pay rates (fixed)	7.14%	7.14%
Weighted average receive rates (LIBOR indexed)	4.28%	4.48%
Weighted average maturity	1.6 years	1.1 years

A summary of activity relating to the interest rate swaps designated as cash flow hedges is as follows:

	Three months ended June 30,
	2009	2010
Gain (loss) recognized in other comprehensive income	$124,985	$(141,605)
Loss reclassified from other comprehensive income to interest expense	633,676	797,378

	Six months ended June 30,
	2009	2010
Loss recognized in other comprehensive income	$(432,586)	$(804,388)
Loss reclassified from other comprehensive income to interest expense	1,204,245	1,594,451

As of June 30, 2010, a pre-tax unrealized loss of $2.8 million was recorded in accumulated other comprehensive income of which $2.5 million is expected to be reclassified into earnings during the next twelve months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2010	123,665	$4.14
Granted	15,000	6.35
Vested	(4,000)	4.79
Forfeited	—	—

Unvested as of June 30, 2010	134,665	$4.36

As of June 30, 2010, there was $0.4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2010	126,591	$6.59
Granted	—	—
Vested	(103,750)	7.25
Forfeited	—	—

Unvested as of June 30, 2010	22,841	$3.57

As of June 30, 2010, there was approximately $54,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2010	244,084	$12.97
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2010	244,084	$12.97	2.6	—

Exercisable as of June 30, 2010	176,084	$11.84	2.1	—

(6) Income Taxes

The Company’s effective tax rate was approximately 45% for the three and six months ended June 30, 2009 and approximately 41% for the three and six months ended June 30, 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate in 2009 also includes additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

(7) Related Party Transaction

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations for $8.5 million. Management fees were approximately $5,000 for the three and six months ended June 30, 2010.

(8) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.3 million as of June 30, 2010, compared with a fair value of $3.7 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.5 million as of December 31, 2009, compared with a fair value of $3.9 million.

The carrying amount of long-term debt, including the current installments, was $147.8 million as of June 30, 2010 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $151.8 million as of December 31, 2009 and approximated fair value due to the variable interest rate.

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

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. We refer to each group of radio stations that we own in each radio market as a market cluster.

Recent Developments

On May 28, 2010, we entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations for $8.5 million.

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

Income Taxes. Our effective tax rate was approximately 45% for the three and six months ended June 30, 2009 and approximately 41% for the three and six months ended June 30, 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate in 2009 also includes additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting estimates during the second quarter of 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2009	2010	$	%
Net revenue	$23,604,628	$24,933,353	$1,328,725	5.6%
Cost of services	8,214,997	7,579,938	(635,059)	(7.7)
Selling, general and administrative expenses	8,680,502	8,864,768	184,266	2.1
Corporate general and administrative expenses	2,020,146	2,012,224	(7,922)	(0.4)
Interest expense	2,779,759	2,516,468	(263,291)	(9.5)
Net income	708,862	2,042,567	1,333,705	188.1

Net Revenue. The $1.3 million increase in net revenue during the three months ended June 30, 2010 was primarily due to a $0.5 million increase at our Las Vegas market cluster, a $0.4 million increase at our Philadelphia market cluster, and a $0.3 million increase at our Fort Myers-Naples market cluster. Net revenue was comparable to the same period in 2009 at the remaining market clusters with increases in three markets and decreases in five markets. In August 2009, the Company sold certain radio station assets in Las Vegas which contributed net revenue of $0.2 million during the second quarter of 2009.

Cost of Services. The $0.6 million decrease in cost of services during the three months ended June 30, 2010 was primarily due to a $0.4 million decrease at our Miami-Fort Lauderdale market cluster. Cost of services was comparable to the same period in 2009 at the remaining market clusters with decreases in six markets and increases in four markets. The radio station assets sold in Las Vegas in August 2009 incurred cost of services of $0.3 million during the second quarter of 2009. This decrease was partially offset by an increase at our remaining radio stations in that market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2010 were comparable to the same period in 2009 at all market clusters with increases in seven markets and decreases in four markets. The radio station assets sold in Las Vegas in August 2009 incurred selling, general and administrative expenses of $0.2 million during the second quarter of 2009. This decrease was more than offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2010 were comparable to the same period in 2009.

Interest Expense. The $0.3 million decrease in interest expense during the three months ended June 30, 2010 was due to repayments of borrowings under our credit facility.

Net Income. As a result of the factors described above, net income for the three months ended June 30, 2010 was $2.0 million compared to a net income of approximately $0.7 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2009	2010	$	%
Net revenue	$46,168,496	$46,778,297	$609,801	1.3%
Cost of services	16,090,523	14,767,667	(1,322,856)	(8.2)
Selling, general and administrative expenses	17,991,774	17,463,644	(528,130)	(2.9)
Corporate general and administrative expenses	4,159,281	4,069,950	(89,331)	(2.1)
Interest expense	4,795,424	5,051,617	256,193	5.3
Loss on extinguishment of long-term debt	513,642	—	(513,642)	(100.0)
Net income	716,806	2,567,196	1,850,390	258.1

Net Revenue. The $0.6 million increase in net revenue during the six months ended June 30, 2010 was primarily due to a $0.5 million increase at our Philadelphia market cluster and a $0.5 million increase at our Las Vegas market cluster. These increases were partially offset by a $0.6 million decrease at our Miami-Fort Lauderdale market cluster. Net revenue was comparable to the same period in 2009 at the remaining market clusters with increases in five markets and decreases in three markets. In August 2009, the Company sold certain radio station assets in Las Vegas which contributed net revenue of $0.6 million during the six months ended June 30, 2009.

Cost of Services. The $1.3 million decrease in cost of services during the six months ended June 30, 2010 was primarily due to a $0.5 million decrease at our Miami-Fort Lauderdale market cluster and a $0.5 million decrease at our Las Vegas market cluster. Cost of services was comparable to the same period in 2009 at the remaining market clusters with decreases in five markets and increases in four markets. The radio station assets sold in Las Vegas in August 2009 incurred cost of services of $0.5 million during the six months ended June 30, 2009.

Selling, General and Administrative Expenses. The $0.5 million decrease in selling, general and administrative expenses during the six months ended June 30, 2010 was primarily due to a decrease at our Miami-Fort Lauderdale market cluster. Selling, general and administrative expenses were comparable to the same period in 2009 at the remaining market clusters with decreases in six markets and increases in four markets. The radio station assets sold in Las Vegas in August 2009 incurred selling, general and administrative expenses of $0.5 million during the six months ended June 30, 2009. This decrease was more than offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2010 were comparable to the same period in 2009.

Interest Expense. The $0.3 million increase in interest expense during the six months ended June 30, 2010 was due to an increase in our interest rate as a result of the amendment to our credit facility in March 2009. This increase was partially offset with repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with the amendment to our credit agreement during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the six months ended June 30, 2009.

Net Income. As a result of the factors described above, net income for the six months ended June 30, 2010 was $2.6 million compared to a net income of approximately $0.7 million for the six months ended June 30, 2009.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. As of July 26, 2010, we have purchased 2.7 million shares of our Class A common stock for an aggregate $14.2 million.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2009 and 2010 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2009	2010
Net cash provided by operating activities	$6,137,608	$7,280,208
Net cash used in investing activities	(252,595)	(306,454)
Net cash used in financing activities	(4,463,699)	(4,943,733)

Net increase in cash and cash equivalents	$1,421,314	$2,030,021

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.1 million during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a $2.9 million decrease in cash paid for station operating expenses. This increase was partially offset by a $1.9 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities in the six months ended June 30, 2010 was primarily due to cash payments for capital expenditures of $0.4 million. Net cash used in investing activities for the same period in 2009 was primarily due to cash payments for capital expenditures of $0.4 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the six months ended June 30, 2010 was primarily due to repayments of $4.0 million under our credit facility, payments of $0.6 million of loan fees related to the amended credit agreement, and $0.3 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2009 was primarily due to repayments of $3.5 million under our credit facility, and payments of $0.8 million of loan fees related to the amended credit agreement.

Credit Facility. As of July 26, 2010, the outstanding balance of our credit facility was $147.8 million. As of June 30, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $92.5 million. As of June 30, 2010, we had $9.7 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.4511% as of December 31, 2009 and June 30, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$2,465,510	$2,465,510
2011	—	7,149,978	7,149,978
2012	—	7,889,631	7,889,631
2013	5,646,508	9,368,937	15,015,445
2014	20,426,389	9,862,039	30,288,428
Thereafter	29,253,819	55,720,521	84,974,340

Total	$55,326,716	$92,456,616	$147,783,332

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2010, these financial covenants included:

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2010, we believe we were in compliance with all applicable financial covenants under our credit agreement.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of June 30, 2010, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $147.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risks affecting our Company during the second quarter of 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2010	1,000	$4.43	—	$—
May 1 – 31, 2010	—	—	—	—
June 1 – 30, 2010	35,688	5.12	—	—

Total	36,688

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended June 30, 2010, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 2, 2010	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 2, 2010	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)