Form 10-Q
period 2010-09-30
BEASLEY BROADCAST GROUP INC
filed 2010-11-01
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Class A Common Stock, $.001 par value, 6,022,605 Shares Outstanding as of October 25, 2010

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of October 25, 2010

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,892,777	$9,626,253
Accounts receivable, less allowance for doubtful accounts of $758,815 in 2009 and $1,097,376 in 2010	18,173,014	16,978,653
Trade sales receivable	1,049,801	912,380
Other receivables	635,384	820,591
Prepaid expenses	1,550,124	1,805,213
Deferred tax assets	517,424	560,190

Total current assets	27,818,524	30,703,280
Notes receivable from related parties	3,458,366	3,271,088
Property and equipment, net	21,912,733	20,724,163
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,193,190	4,486,806

Total assets	$249,925,993	$251,728,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,987,013	$6,356,274
Accounts payable	2,436,487	1,226,030
Accrued expenses	4,473,652	5,124,851
Trade sales payable	1,002,445	936,351
Derivative financial instruments	3,141,500	2,332,015

Total current liabilities	16,041,097	15,975,521
Long-term debt	146,839,703	138,925,119
Deferred tax liabilities	33,010,719	37,424,171
Derivative financial instruments	443,711	—
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	197,485,981	193,475,562
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,608,280 issued in 2009 and 8,708,280 issued in 2010	8,608	8,708
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2009 and 2010	16,662	16,662
Additional paid-in capital	115,045,370	115,693,416
Treasury stock, Class A common stock, 2,619,795 in 2009 and 2,685,675 shares in 2010	(13,921,812)	(14,213,542)
Accumulated deficit	(46,537,022)	(41,883,998)
Accumulated other comprehensive loss	(2,171,794)	(1,368,291)

Stockholders’ equity	52,440,012	58,252,955

Total liabilities and stockholders’ equity	$249,925,993	$251,728,517

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2010
Net revenue	$24,415,988	$24,206,727

Operating (income) expense:
Station operating expenses (including stock-based compensation of $12,313 in 2009 and $15,776 in 2010 and excluding depreciation and amortization shown separately below)	17,546,955	15,794,914
Corporate general and administrative expenses (including stock-based compensation of $222,864 in 2009 and $105,860 in 2010)	1,855,882	1,830,230
Depreciation and amortization	671,678	654,207
Net gain on sale or disposal of assets	(1,496,336)	—

Total operating expenses	18,578,179	18,279,351
Operating income	5,837,809	5,927,376
Non-operating income (expense):
Interest expense	(2,733,022)	(2,520,826)
Other income (expense), net	89,873	66,194

Income before income taxes	3,194,660	3,472,744
Income tax expense	1,815,482	1,386,916

Net income	$1,379,178	$2,085,828

Basic and diluted net income per share	$0.06	$0.09

Basic common shares outstanding	22,394,474	22,528,612

Diluted common shares outstanding	22,472,127	22,593,426

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2009	2010
Net revenue	$70,584,484	$70,985,024

Operating (income) expense:
Station operating expenses (including stock-based compensation of $49,878 in 2009 and $66,209 in 2010 and excluding depreciation and amortization shown separately below)	51,629,252	48,026,225
Corporate general and administrative expenses (including stock-based compensation of $721,919 in 2009 and $581,937 in 2010)	6,015,163	5,900,180
Depreciation and amortization	2,127,455	1,989,791
Net gain on sale or disposal of assets	(1,496,336)	—

Total operating expenses	58,275,534	55,916,196
Operating income	12,308,950	15,068,828
Non-operating income (expense):
Interest expense	(7,528,446)	(7,572,443)
Loss on extinguishment of long-term debt	(513,642)	—
Other income (expense), net	240,630	323,822

Income before income taxes	4,507,492	7,820,207
Income tax expense	2,411,508	3,167,183

Net income	$2,095,984	$4,653,024

Basic and diluted net income per share	$0.09	$0.21

Basic common shares outstanding	22,342,409	22,481,181

Diluted common shares outstanding	22,414,579	22,544,755

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2009	2010
Net income	$1,379,178	$2,085,828

Other comprehensive income (loss):
Unrealized income on available-for-sale investments (net of income tax expense of $18,023 in 2009 and $13,079 in 2010)	28,644	20,788

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $382,202 in 2009 and $116,106 in 2010)	(607,444)	(184,531)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $291,200 in 2009 and $294,968 in 2010)	462,814	468,802

	(144,630)	284,271

Other comprehensive income (loss)	(115,986)	305,059

Comprehensive income	$1,263,192	$2,390,887

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2009	2010
Net income	$2,095,984	$4,653,024

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $21,474 in 2009 and $21,576 in 2010)	34,127	34,291

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $549,267 in 2009 and $426,761 in 2010)	(872,965)	(678,264)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $756,280 in 2009 and $910,745 in 2010)	1,201,979	1,447,476

	329,014	769,212

Other comprehensive income	363,141	803,503

Comprehensive income	$2,459,125	$5,456,527

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$2,095,984	$4,653,024
Adjustments to reconcile net income to net cash provided by operating activities:
Income from trade sales	(488,692)	(40,394)
Stock-based compensation	771,797	648,146
Provision for bad debts	1,423,859	1,247,016
Depreciation and amortization	2,127,455	1,989,791
Net gain on sale or disposal of assets	(1,496,336)	—
Amortization of loan fees	254,826	226,230
Loss on extinguishment of long-term debt	513,642	—
Deferred income taxes	2,994,946	3,920,993
Change in operating assets and liabilities:
Receivables	1,605,679	(237,862)
Prepaid expenses	(1,361,753)	(255,089)
Other assets	19,770	90,319
Payables and accrued expenses	124,195	(559,258)

Net cash provided by operating activities	8,585,372	11,682,916

Cash flows from investing activities:
Capital expenditures	(499,393)	(689,500)
Proceeds from sale of assets	15,250,000	—
Repayment of notes receivable from related parties	176,397	187,278

Net cash provided by (used in) investing activities	14,927,004	(502,222)

Cash flows from financing activities:
Principal payments on indebtedness	(20,673,284)	(6,545,323)
Payments of loan fees	(843,306)	(610,165)
Payments for treasury stock	(163,252)	(291,730)

Net cash used in financing activities	(21,679,842)	(7,447,218)

Net increase in cash and cash equivalents	1,832,534	3,733,476
Cash and cash equivalents at beginning of period	3,453,505	5,892,777

Cash and cash equivalents at end of period	$5,286,039	$9,626,253

Cash paid for interest	$7,305,203	$7,360,842

Cash refunded for income taxes	$(543,988)	$(779,205)

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$97,922	$111,721

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Results of the third quarter of 2010 are not necessarily indicative of results for the full year.

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

(3)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2009	September 30, 2010
Credit facility:
Revolving credit loan	$55,826,716	$54,826,716
Term loan	96,000,000	90,454,677

	151,826,716	145,281,393
Less current installments	(4,987,013)	(6,356,274)

	$146,839,703	$138,925,119

On March 5, 2010, the Company amended its credit agreement to revise certain financial covenants. In addition, the $7.5 million sub-limit for letters of credit was reduced to $5.0 million.

As of September 30, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $90.5 million. As of September 30, 2010, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.3125% as of December 31, 2009 and September 30, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$1,222,360	$1,222,360
2011	—	7,089,691	7,089,691
2012	—	7,823,107	7,823,107
2013	5,146,508	9,289,940	14,436,448
2014	20,426,389	9,778,884	30,205,273
Thereafter	29,253,819	55,250,695	84,504,514

Total	$54,826,716	$90,454,677	$145,281,393

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2010, these financial covenants included:

•

Consolidated Total Debt Ratio. On September 30, 2010, the Company’s consolidated total debt must not have exceeded 7.5 times its consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2010 through March 31, 2011, the maximum ratio is 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

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

•

Consolidated Fixed Charge Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2011 must not be less than 1.05 times its consolidated fixed charges for the four quarters then ending. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of September 30, 2010, management of the Company believed it was in compliance with applicable financial covenants.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of September 30, 2010, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $145.3 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swap agreements as cash flow hedges of its variable rate debt.

A summary of interest rate swap agreements designated as cash flow hedges is as follows:

	December 31, 2009	September 30, 2010
Notional amounts	$110,000,000	$110,000,000
Weighted average pay rates (fixed)	7.14%	7.14%
Weighted average receive rates (LIBOR indexed)	4.28%	4.31%
Weighted average maturity	1.6 years	0.8 years
Fair value reported in current liabilities	$3,141,500	$2,332,015
Fair value reported in non-current liabilities	$443,711	$—

A summary of activity relating to the interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended September 30,
	2009	2010
Loss recognized in other comprehensive income	$(989,646)	$(300,637)
Loss reclassified from other comprehensive income to interest expense	754,014	763,770

	Nine months ended September 30,
	2009	2010
Loss recognized in other comprehensive income	$(1,422,232)	$(1,105,025)
Loss reclassified from other comprehensive income to interest expense	1,958,259	2,358,221

As of September 30, 2010, a pre-tax unrealized loss of $2.3 million was recorded in accumulated other comprehensive income which is expected to be reclassified into earnings during the next twelve months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2010	134,665	$4.36
Granted	—	—
Vested	(1,667)	7.19
Forfeited	—	—

Unvested as of September 30, 2010	132,998	$4.33

As of September 30, 2010, there was $0.3 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2010	22,841	$3.57
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2010	22,841	$3.57

As of September 30, 2010, there was approximately $40,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2010	244,084	$12.97
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	13.44

Outstanding as of September 30, 2010	224,084	$12.92	2.6	—

Exercisable as of September 30, 2010	156,084	$11.63	2.1	—

(6)	Income Taxes

The Company’s effective tax rate was approximately 57% and 53% for the three and nine months ended September 30, 2009, respectively and approximately 40% for the three and nine months ended September 30, 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rates in 2009 also include additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards. The effective tax rates for the three and nine months ended September 30, 2009 also reflect a $0.4 million increase to the valuation allowance for unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

(7)	Related Party Transaction

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations for $8.5 million. Management fees were approximately $67,000 and $72,000 for the three and nine months ended September 30, 2010, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.3 million as of September 30, 2010, compared with a fair value of $3.6 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.5 million as of December 31, 2009, compared with a fair value of $3.9 million.

The carrying amount of long-term debt, including the current installments, was $145.3 million as of September 30, 2010 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $151.8 million as of December 31, 2009 and approximated fair value due to the variable interest rate.

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

Operating Expenses. Our operating expenses consist primarily of (1) programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our radio stations, (2) general and administrative expenses, including compensation and other expenses, incurred at our corporate offices, and (3) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

Income Taxes. Our effective tax rate was approximately 57% and 53% for the three and nine months ended September 30, 2009 and approximately 40% for the three and nine months ended September 30, 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rates in 2009 also include additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards. The effective tax rates for the three and nine months ended September 30, 2009 also reflect a $0.4 million increase to the valuation allowance for unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting estimates during the third quarter of 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2009	2010	$	%
Net revenue	$24,415,988	$24,206,727	$(209,261)	(0.9)%
Station operating expenses	17,546,955	15,794,914	(1,752,041)	(10.0)
Corporate general and administrative expenses	1,855,882	1,830,230	(25,652)	(1.4)
Net gain on sale or disposal of assets	1,496,336	—	(1,496,336)	(100.0)
Interest expense	2,733,022	2,520,826	(212,196)	(7.8)
Net income	1,379,178	2,085,828	706,650	51.2

Net Revenue. The $0.2 million decrease in net revenue during the three months ended September 30, 2010 was primarily due to a $0.5 million decrease at our Miami-Fort Lauderdale market cluster. This decrease was primarily due to the non-renewal of the Miami Dolphins football team program rights agreement, which contributed revenue of $0.7 million during the third quarter of 2009. The decrease was partially offset by a $0.4 million increase at our Las Vegas market cluster. In August 2009, we sold certain radio station assets in Las Vegas which contributed revenue of $0.1 million during the third quarter of 2009.

Station Operating Expenses. The $1.8 million decrease in station operating expenses during the three months ended September 30, 2010 was primarily due to a $1.5 million decrease at our Miami-Fort Lauderdale market cluster. This decrease was primarily due to the non-renewal of the Miami Dolphins football team program rights agreement which incurred station operating expenses of $1.2 million during the third quarter of 2009. The radio station assets sold in Las Vegas in August 2009 incurred station operating expenses of $0.4 million during the third quarter of 2009. This decrease was partially offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended September 30, 2010 were comparable to the same period in 2009.

Net Gain on Sale or Disposal of Assets. Net gain on sale or disposal of assets includes a $1.7 million gain related to the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC on August 25, 2009.

Interest Expense. The decrease in interest expense during the three months ended September 30, 2010 was due to repayments of borrowings under our credit facility.

Net Income. Net income for the three months ended September 30, 2010 increased $0.7 million as a result of the factors described above.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2009	2010	$	%
Net revenue	$70,584,484	$70,985,024	$400,540	0.6%
Station operating expenses	51,629,252	48,026,225	(3,603,027)	(7.0)
Corporate general and administrative expenses	6,015,163	5,900,180	(114,983)	(1.9)
Net gain on sale or disposal of assets	1,496,336	—	(1,496,336)	(100.0)
Interest expense	7,528,446	7,572,443	43,997	0.6
Loss on extinguishment of long-term debt	513,642	—	(513,642)	(100.0)
Net income	2,095,984	4,653,024	2,557,040	122.0

Net Revenue. The $0.4 million increase in net revenue during the nine months ended September 30, 2010 was primarily due to a $0.9 million increase at our Las Vegas market cluster and a $0.6 million increase at our Augusta market cluster. These increases were partially offset by a $1.1 million decrease at our Miami-Fort Lauderdale market cluster and a $0.5 million decrease at our Fayetteville market cluster. The decrease in Miami-Fort Lauderdale was primarily due to the non-renewal of the Miami Dolphins football team program rights agreement, which contributed revenue of $0.8 million during the during the nine months ended September 30, 2009. In August 2009, we sold certain radio station assets in Las Vegas which contributed revenue of $0.7 million during the nine months ended September 30, 2009.

Station Operating Expenses. The $3.6 million decrease in station operating expenses during the nine months ended September 30, 2010 was primarily due to a $2.4 million decrease at our Miami-Fort Lauderdale market cluster, a $0.7 million decrease at our Las Vegas market cluster, and a $0.5 million decrease at our Philadelphia market cluster. The decrease in Miami-Fort Lauderdale was primarily due to the non-renewal of the Miami Dolphins football team program rights agreement which incurred station operating expenses of $1.3 million during the during the nine months ended September 30, 2009. The radio station assets sold in Las Vegas in August 2009 incurred station operating expenses of $1.4 million during the nine months ended September 30, 2009. This decrease was partially offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the nine months ended September 30, 2010 were comparable to the same period in 2009.

Net Gain on Sale or Disposal of Assets. Net gain on sale or disposal of assets includes a $1.7 million gain related to the sale of substantially all of the assets used in the operation of radio station KBET-AM and certain assets used in the operation of radio stations KCYE-FM and KFRH-FM in Las Vegas, Nevada to Silver State Broadcasting LLC on August 25, 2009.

Interest Expense. The increase in interest expense during the nine months ended September 30, 2010 was due to an increase in our interest rate as a result of the amendment to our credit facility in March 2009. This increase was partially offset with repayments of borrowings under our credit facility.

Loss on Extinguishment of Long-Term Debt. In connection with the amendment to our credit agreement during the first quarter of 2009, we recorded a $0.5 million loss on extinguishment of long-term debt during the nine months ended September 30, 2009.

Net Income. Net income for the nine months ended September 30, 2010 increased $2.6 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. As of October 25, 2010, we have purchased 2.7 million shares of our Class A common stock for an aggregate $14.2 million.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2009 and 2010 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2009	2010
Net cash provided by operating activities	$8,585,372	$11,682,916
Net cash provided by (used in) investing activities	14,927,004	(502,222)
Net cash used in financing activities	(21,679,842)	(7,447,218)

Net increase in cash and cash equivalents	$1,832,534	$3,733,476

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $3.1 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a $4.2 million decrease in cash paid for station operating expenses. This increase was partially offset by a $1.3 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities in the nine months ended September 30, 2010 was primarily due to cash payments for capital expenditures of $0.7 million. Net cash provided by investing activities for the same period in 2009 was primarily due to cash proceeds of $15.3 million from the sale of assets in Las Vegas, Nevada, which were partially offset by cash payments for capital expenditures of $0.5 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2010 was primarily due to repayments of $6.5 million under our credit facility, payments of $0.6 million of loan fees related to the amended credit agreement, and $0.3 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2009 was primarily due to repayments of $20.7 million under our credit facility, and payments of $0.8 million of loan fees related to the amended credit agreement.

Credit Facility. As of October 25, 2010, the outstanding balance of our credit facility was $145.3 million. As of September 30, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $90.5 million. As of September 30, 2010, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.3125% as of December 31, 2009 and September 30, 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2010, the scheduled repayments of the credit facility for the remainder of 2010, the next four years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2010	$—	$1,222,360	$1,222,360
2011	—	7,089,691	7,089,691
2012	—	7,823,107	7,823,107
2013	5,146,508	9,289,940	14,436,448
2014	20,426,389	9,778,884	30,205,273
Thereafter	29,253,819	55,250,695	84,504,514

Total	$54,826,716	$90,454,677	$145,281,393

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2010, these financial covenants included:

•

Consolidated Total Debt Ratio. On September 30, 2010, our consolidated total debt must not have exceeded 7.5 times our consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2010 through March 31, 2011, the maximum ratio is 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

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

•

Consolidated Fixed Charge Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2011 must not be less than 1.05 times our consolidated fixed charges for the four quarters then ending. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2010, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 5.78 times, our consolidated interest coverage ratio was 2.53 times, and our consolidated fixed charge coverage ratio was 1.63 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by the Company and all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of September 30, 2010, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $145.3 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risks affecting our Company during the third quarter of 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2010	—	$—	—	$—
August 1 – 31, 2010	—	—	—	—
September 1 – 30, 2010	417	3.71	—	—

Total	417

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended September 30, 2010, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 1, 2010	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 1, 2010	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)