Form 10-K
period 2010-12-31
BEASLEY BROADCAST GROUP INC
filed 2011-03-16
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 000-29253

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☒

As of June 30, 2010, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $21,259,011 based on the number of shares outstanding as of such date and the closing price of $4.87 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second quarter.

Class A Common Stock, $.001 par value 6,015,881 Shares Outstanding as of March 10, 2011

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of March 10, 2011

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 30, 2011.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2010

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. In addition, we provide management services to two radio stations in Las Vegas, NV. We refer to each group of radio stations that we own and operate in each radio market as a market cluster (see “Federal Regulation of Radio Broadcasting” elsewhere in this Item). Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we will consider opportunities to swap existing radio stations with other radio station owners in new or existing markets. Current FCC rules and regulations do not allow us to add any more radio stations to our existing clusters in the Augusta, GA, Fayetteville, NC, and Greenville-New Bern-Jacksonville, NC radio markets.

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete with other media such as broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, iPads, and other wireless media, the internet, social media such as Facebook, and other forms of advertising.

The following are some of the factors that we believe are important to a radio station’s competitive position: (i) audience ratings; (ii) program content; (iii) management experience; (iv) sales experience; (v) audience characteristics; and (vi) the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our radio stations and by sales efforts designed to attract advertisers. We conduct extensive market research in an effort to enhance our audience ratings and, in certain circumstances, to identify opportunities to reformat radio stations to reach underserved demographic groups and increase advertising revenue.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. Historically, FCC licenses have generally been renewed, and in the last renewal cycle, all of our licenses were renewed. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business. In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.

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

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. We currently operate WRDW-AM on 1630 kHz in the expanded AM band. Current FCC requirements call for surrender of either the expanded band license for WRDW-AM or the existing band license for WGUS-AM in Augusta, GA. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses, including a proposal to allow such a sale to a qualifying “small business.” The surrender of either license will have no material impact on our results of operations or financial condition.

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

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Atlanta, GA	WAEC-AM	B	860 kHz	5 day/.5 night	04/01/2012
	WWWE-AM	D	1100 kHz	5	04/01/2012

Augusta, GA	WCHZ-FM	C3	95.1 MHz	5.7	04/01/2012
	WDRR-FM	C3	93.9 MHz	13	04/01/2012
	WGAC-AM	B	580 kHz	5 day/.84 night	04/01/2012
	WGAC-FM	A	93.1 MHz	4.1	04/01/2012
	WGUS-AM	B	1480 kHz	5	04/01/2012
	WGUS-FM	A	102.7 MHz	3	12/01/2011
	WHHD-FM	C3	98.3 MHz	11.5	12/01/2011
	WKXC-FM	C2	99.5 MHz	24	12/01/2011
	WRDW-AM	B	1630 kHz	10 day/1 night	04/01/2012

Boston, MA	WRCA-AM	B	1330 kHz	25 day/17 night	04/01/2014

Fayetteville, NC	WAZZ-AM	C	1490 kHz	1	12/01/2011
	WFLB-FM	C	96.5 MHz	100	12/01/2011
	WKML-FM	C	95.7 MHz	100	12/01/2011
	WTEL-AM	B	1160 kHz	5 day/.25 night	12/01/2011
	WUKS-FM	C3	107.7 MHz	5.2	12/01/2011
	WZFX-FM	C1	99.1 MHz	100	12/01/2011

Fort Myers-Naples, FL	WJBX-FM	C2	99.3 MHz	45	02/01/2012
	WJPT-FM	C2	106.3 MHz	50	02/01/2012
	WRXK-FM	C	96.1 MHz	100	02/01/2012
	WWCN-AM	B	770 kHz	10 day/1 night	02/01/2012
	WXKB-FM	C	103.9 MHz	100	02/01/2012

Market	Call Letters	FCC Class	Frequency	Power in Kilowatts	Expiration Date of FCC License
Greenville-New Bern-Jacksonville, NC	WIKS-FM	C1	101.9 MHz	100	12/01/2011
	WMGV-FM	C1	103.3 MHz	100	12/01/2011
	WNCT-AM	B	1070 kHz	50 day/10 night	12/01/2011
	WNCT-FM	C	107.9 MHz	100	12/01/2011
	WSFL-FM	C1	106.5 MHz	100	12/01/2011
	WXNR-FM	C2	99.5 MHz	16.5	12/01/2011

Las Vegas, NV	KCYE-FM	C	102.7 MHz	100	10/01/2013
	KDWN-AM	B	720 kHz	50	10/01/2013
	KKLZ-FM	C	96.3 MHz	100	10/01/2013

Miami-Fort Lauderdale, FL	WHSR-AM	B	980 kHz	5 day/1 night	02/01/2012
	WKIS-FM	C	99.9 MHz	100	02/01/2012
	WPOW-FM	C	96.5 MHz	100	02/01/2012
	WQAM-AM	B	560 kHz	5 day/1 night	02/01/2012
	WWNN-AM	B	1470 kHz	50 day/2.5 night	02/01/2012

Philadelphia, PA	WRDW-FM	B	96.5 MHz	17	08/01/2014
	WTMR-AM	B	800 kHz	5 day/.5 night	06/01/2014
	WWDB-AM	D	860 kHz	10	08/01/2014
	WXTU-FM	B	92.5 MHz	15.5	08/01/2014

West Palm Beach-Boca Raton, FL	WSBR-AM	B	740 kHz	2.5 day/.94 night	02/01/2012

Wilmington, DE	WJBR-FM	B	99.5 MHz	50	08/01/2014

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. This decision is subject to rehearing and possible appeal to the Supreme Court. We cannot predict the outcome of these proceedings or whether Congress will consider or adopt further legislation in this area.

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

For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Financial Network assigns the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible small businesses. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In a Report and Order issued in 2008, the FCC declined to make any further changes to the local radio ownership rule.

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

In May 2010, the FCC released a Notice of Inquiry (NOI) as the initial step of its 2010 quadrennial review of its media ownership rules. The NOI solicited comments on a number of broad-based questions intended to define the analytical framework of the statutorily-mandated quadrennial review.

Ownership Attribution. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other entity. In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable. However, certain passive investors are attributable only if they hold 20% or more of the corporation’s voting stock. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual holds 50% or more of that corporation’s voting stock.

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

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although it recently launched rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

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

The FCC has recently adopted but not yet implemented a standardized issues/programming form for use by television stations, and is considering requiring the use of the same or a similar form by radio stations. This form requests detailed information concerning what steps a station undertook to determine the issues of concern within its local market, and what amount and nature of news and public service programming was presented to address those issues. In addition, the FCC has released a proceeding in which it has proposed a variety of rules to enhance “localism” concerns, including the possibility of readopting programming standards, based perhaps on the data obtained by the new issues/programming forms; requiring that the main studio of each station be located within the boundaries of its community of license and staffed on a fulltime basis; and other proposals.

The FCC has also adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations.

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

HD Radio

The FCC selected In-Band On-Channel technology as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation (“iBiquity”), is also known as “HD Radio.” We are also a member of the HD Digital Radio Alliance Association, which was formed to promote and develop HD Radio and its digital multicast operations.

The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 28, 2011, we had a staff of 418 full-time employees and 220 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at WXTU-FM in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

You may also read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10am to 3pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, www.sec.gov.

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

•

increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, iPads, and other wireless media, the internet, social media such as Facebook, and other forms of advertising; and

•

changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending.

While current economic conditions may be improving there is no guarantee that these conditions will continue to improve or that these conditions will not deteriorate in the future. Unfavorable changes in economic conditions as well as declining consumer confidence, recession and other factors, could lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations.

We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a decline in revenues, which may negatively impact our financial condition and results of operations.

Our radio stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flow.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, iPads, and other wireless media, the internet, social media such as Facebook, and other forms of advertising.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced, include:

•	personal digital audio devices (e.g. smart phones, iPads);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by cable systems, direct broadcast satellite systems, internet content providers, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2010, we had long-term debt of $142.0 million and stockholders’ equity of $62.2 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse effect on our net revenue. These radio stations contributed 48.1% of our net revenue during 2010. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia, we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2010, our FCC broadcasting licenses and goodwill represented 76.1% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment at least annually which may result in future impairment losses. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 39.5% of our net revenue during 2010. Although the 2010 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The failure or destruction of satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.

We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station programs and commercials. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operation.

Vigorous enforcement of the FCC’s indecency rules could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. The current maximum permitted fines are $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Proposed legislation could require radio broadcasters to pay royalties to record labels and recording artists.

Legislation was introduced in the previous Congressional session that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass but is expected to be reintroduced in the current Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations which may result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

The FCC’s National Broadband Plan may result in a loss of spectrum for broadcast stations and potentially adversely impact our ability to compete.

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer.

Mr. Beasley is 78 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 61.6% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2011, we own or lease studio and office space for our radio stations in the following locations:

Location	Radio Station(s)	Owned/Leased
Atlanta, GA	All of the radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All of the radio stations in our Augusta, GA market cluster	Owned
	Land under the building for the radio stations in Augusta, GA	Related party lease
Boca Raton, FL	All of the radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	WRCA-AM	Third party lease
Camden, NJ	WTMR-AM	Owned
Estero, FL	All of the radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All of the radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	WNCT-AM and WNCT-FM	Related party lease
Las Vegas, NV	All of the radio stations in our Las Vegas, NV market cluster	Third party lease
Miami, FL	All of the radio stations in our Miami-Fort Lauderdale, FL market cluster	Owned
New Bern, NC	WIKS-FM, WMGV-FM, WSFL-FM and WXNR-FM	Owned
Philadelphia, PA	WRDW-FM, WWDB-AM and WXTU-FM	Third party lease
Wilmington, DE	WJBR-FM	Third party lease

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

Fiscal 2010	High	Low
First Quarter	$4.41	$3.11
Second Quarter	7.30	3.81
Third Quarter	6.39	3.20
Fourth Quarter	6.14	3.75

Fiscal 2009	High	Low
First Quarter	$3.91	$1.00
Second Quarter	2.99	1.80
Third Quarter	4.49	2.07
Fourth Quarter	4.50	2.84

Stockholders

As of February 28, 2011, the number of beneficial holders of our Class A common stock was approximately 880. As of February 28, 2011, the number of holders of our Class B common stock was 23.

Dividends

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends in 2009 or 2010.

Share Repurchases

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2010	—	$—	—	$—
November 1 – 30, 2010	—	—	—	—
December 1 – 31, 2010	—	—	—	—

Total	—

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Equity Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Equity Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. There were no shares purchased during the three months ended December 31, 2010. We currently have no publicly announced share purchase programs.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	183,084	$13.92	2,718,808
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	183,084		2,718,808

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA (see “Item 1— Business—Federal Regulation of Radio Broadcasting”). In addition, we provide management services to two radio stations in Las Vegas, NV. We refer to each group of radio stations that we own in each radio market as a market cluster.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our financial statements and general factors that impact these items.

Net Revenue. Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions, generally 15% of gross revenue. Local revenue generally consists of advertising airtime and digital sales to advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

FCC Broadcasting Licenses. As of December 31, 2010, FCC broadcasting licenses with an aggregate carrying amount of $178.9 million represented 70.7% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. The annual test, which is performed as of November 30, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. We combine our licenses into reporting units based on our market clusters for impairment testing purposes.

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

As of November 30, 2010, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate	1.7% - 4.0%
Market revenue shares at maturity	0.5% - 43.5%
Operating income margins at maturity	31.8% - 41.5%
Discount rate	9.5%

If we had made different assumptions or used different estimates, the fair value of our licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

Cash flows and operating income are dependent on advertising revenues. Advertising revenues are influenced by competition from other radio stations and media, demographic changes, and changes in government rules and regulations. In addition, advertising is generally considered a discretionary expense meaning advertising expenditures tend to decline disproportionately during economic downturns as compared to other types of business expenditures. The discounted cash flow analyses reflect a revenue growth rate of 3.0% in 2011 and 3.5% to 4% in 2012. If actual results are lower, we may incur impairment losses in the future and they may be material.

The carrying amount of FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded carrying value is as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$4,802,000	63.1%
Augusta, GA	6,023,000	34.6
Boston, MA	2,474,000	19.2
Fayetteville, NC	8,849,679	43.9
Fort Myers-Naples, FL	9,325,002	72.8
Greenville-New Bern-Jacksonville, NC	3,832,786	200.6
Las Vegas, NV	29,671,818	4.9
Miami-Fort Lauderdale, FL	44,467,689	96.4
Philadelphia, PA	48,116,842	79.4
West Palm Beach-Boca Raton, FL	1,855,000	35.7
Wilmington, DE	19,496,000	8.8

	$178,913,816

As a result of our annual test during the fourth quarter of 2010, we recorded no impairment losses related to our FCC broadcasting licenses. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2010, goodwill with an aggregate carrying amount of $13.6 million represented 5.4% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Goodwill impairment is determined using a two-step process which is performed as of December 31.

The first step involves a comparison of the estimated fair value of each of our reporting units to their carrying amount, including goodwill. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. We used the average of (i) a multiple ranging from 9.1 to 14.1 times projected operating income for each market cluster; and (ii) a discounted cash flow analysis for each market cluster to determine the fair value of each reporting unit. Radio stations are generally sold on the basis of a multiple of projected operating income. If we had made different assumptions or used different estimates, the fair value of our reporting units could have been materially different.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate	1.4% - 8.9%
Operating income margins	13.9% - 53.9%
Discount rate	9.5%

The carrying amount of goodwill for each reporting unit and the percentage by which fair value exceeded carrying amount after Step 1 is as follows:

Market cluster	Goodwill	Step 1 excess
Fayetteville, NC	$1,463,611	244.6%
Fort Myers-Naples, FL	134,417	120.3
Greenville-New Bern-Jacksonville, NC	1,943,349	157.9
Miami-Fort Lauderdale, FL	6,567,054	254.2
Wilmington, DE	3,520,933	12.2

	$13,629,364

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. The fair value of each reporting unit determined in Step 1 will be used as the implied purchased price paid for the reporting unit in Step 2. As the estimated fair value of each reporting unit exceeded its carrying amount after Step 1, completion of Step 2 was not required.

As a result of our annual test during the fourth quarter of 2010, we recorded no impairment losses related to our goodwill. However, there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2010. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following summary table presents a comparison of our results of operations for the years ended December 31, 2009 and 2010 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2009	2010	$	%
Net revenue	$96,747,373	$97,971,404	$1,224,031	1.3%
Station operating expenses	70,018,783	64,577,927	(5,440,856)	(7.8)
Corporate general and administrative expenses	7,622,490	7,858,132	235,642	3.1
Net gain on sale or disposal of assets	1,483,796	—	(1,483,796)	(100.0)
Loss on extinguishment of long-term debt	513,642	—	(513,642)	(100.0)
Income tax expense	3,931,831	5,267,536	1,335,705	34.0
Net income	3,448,115	7,985,625	4,537,510	131.6

Net Revenue. The $1.2 million increase in net revenue during the year ended December 31, 2010 was primarily due to a $1.4 million increase at our Las Vegas market cluster, a $0.9 million increase at our Philadelphia market cluster, a $0.8 million increase at our Augusta market cluster, and a $0.6 million increase at our Wilmington market cluster. These increases were partially offset by a $2.2 million decrease at our Miami-Fort Lauderdale market cluster primarily due to the non-renewal of the Miami Dolphins football team program rights agreement, which contributed revenue of $2.2 million during the during the year ended December 31, 2009. In August 2009, we sold certain radio station assets in Las Vegas which contributed revenue of $0.7 million during the year ended December 31, 2009.

Station Operating Expenses. The $5.4 million decrease in station operating expenses during the year ended December 31, 2010 was primarily due to a $4.8 million decrease at our Miami-Fort Lauderdale market cluster, and a $0.7 million decrease at our Las Vegas market cluster. The decrease in Miami-Fort Lauderdale was primarily due to the non-renewal of the Miami Dolphins football team program rights agreement which incurred station operating expenses of $3.3 million during the during the year ended December 31 2009. The radio station assets sold in Las Vegas in August 2009 incurred station operating expenses of $1.4 million during the year ended December 31, 2009. This decrease was partially offset by an increase at our remaining radio stations in that market.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the year ended December 31, 2010 were comparable to the same period in 2009.

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

Income Tax Expense. Our effective tax rate was approximately 53% in 2009 and 40% in 2010, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate in 2009 also includes additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards and reflects a $0.4 million increase to the valuation allowance for unrealized losses on investments which we have determined, more likely than not, that such losses will not be utilized.

Net Income. Net income for the year ended December 31, 2010 increased $4.5 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. As of February 28, 2011, we have repurchased 2.7 million shares of our Class A common stock for an aggregate $14.4 million.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2009 and 2010 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2009	2010
Net cash provided by operating activities	$11,593,059	$16,412,160
Net cash provided by (used in) investing activities	14,528,981	(906,418)
Net cash used in financing activities	(23,682,768)	(10,738,856)

Net increase in cash and cash equivalents	$2,439,272	$4,766,886

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $4.8 million during the year ended December 31, 2010 compared to the same period in 2009 primarily due to a $5.5 million decrease in cash paid for station operating expenses. This increase was partially offset by a $0.5 million decrease in cash receipts from the sale of advertising airtime, and a $0.5 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities in the year ended December 31, 2010 was primarily due to cash payments for capital expenditures of $1.2 million. Net cash provided by investing activities for the same period in 2009 was primarily due to cash proceeds of $15.3 million from the sale of assets in Las Vegas, Nevada, which were partially offset by cash payments for capital expenditures of $1.0 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the year ended December 31, 2010 was primarily due to repayments of $9.8 million under our credit facility and payments of $0.6 million of loan fees related to the amended credit facility. Net cash used in financing activities for the same period in 2009 was primarily due to repayments of $22.7 million under our credit facility and payments of $0.8 million of loan fees related to the amended credit facility.

Credit Facility. As of February 28, 2011, the outstanding balance of our credit facility was $142.0 million. As of December 31, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $87.2 million. As of December 31, 2010, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% and 4.0625% as of December 31, 2009 and 2010, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2010, the scheduled repayments of the credit facility for the next five years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$6,925,283	$6,925,283
2012	—	7,641,691	7,641,691
2013	5,146,508	9,074,508	14,221,016
2014	20,426,389	9,552,114	29,978,503
2015	29,253,819	53,969,443	83,223,262

Total	$54,826,716	$87,163,039	$141,989,755

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2010, these financial covenants included:

•

Consolidated Total Debt Ratio. On December 31, 2010, our consolidated total debt must not have exceeded 7.25 times our consolidated operating cash flow for the four quarters then ended. On March 31, 2011, the maximum ratio remains 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2010 must not have been less than 1.75 times our consolidated cash interest expense for the four quarters then ended. For the period from January 1, 2011 through September 30, 2011, the minimum ratio is 1.875 times. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2010, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 5.24 times, our consolidated interest coverage ratio was 2.80 times, and our consolidated fixed charge coverage ratio was 1.78 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of December 31, 2010, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $142.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

Related Party Transactions

On May 28, 2010, we entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations. We may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statement of operations, were approximately $198,000 for the year ended December 31, 2010.

We lease land for office and studio space for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 for the year ended December 31, 2010. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley, for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2010, the aggregate outstanding balance of the notes receivable was $3.2 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $201,000 for the year ended December 31, 2010.

We lease radio towers for 24 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $546,000 for the year ended December 31, 2010.

We lease a radio tower for WCHZ-FM in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $28,000 for the year ended December 31, 2010.

We lease office and studio space for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $148,000 for the year ended December 31, 2010.

We lease office space for our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2010.

As of December 31, 2010, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2011	$683,403
2012	690,915
2013	698,803
2014	628,652
2015	505,324
Thereafter	2,633,822

Total	$5,840,919

Inflation

For the two fiscal years ended December 31, 2010, inflation has affected our performance in terms of higher costs for radio station operating expenses, including payroll and equipment. The exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

March 16, 2011

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,892,777	$10,659,663
Accounts receivable, less allowance for doubtful accounts of $758,815 in 2009 and $907,819 in 2010	18,173,014	18,376,987
Prepaid expenses	1,550,124	1,461,107
Deferred tax assets	517,424	—
Other current assets	1,685,185	1,742,118

Total current assets	27,818,524	32,239,875
Notes receivable from related parties	3,458,366	3,206,768
Property and equipment, net	21,912,733	20,575,250
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,193,190	4,446,441

Total assets	$249,925,993	$253,011,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,987,013	$6,925,283
Accounts payable	2,436,487	688,710
Deferred tax liabilities	—	18,240
Derivative financial instruments	3,141,500	1,554,516
Other current liabilities	5,476,097	6,091,013

Total current liabilities	16,041,097	15,277,762
Long-term debt, net of current portion	146,839,703	135,064,472
Deferred tax liabilities	33,010,719	39,292,192
Derivative financial instruments	443,711	—
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	197,485,981	190,785,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,608,280 issued in 2009 and 8,708,806 issued in 2010	8,608	8,709
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2009 and 2010	16,662	16,662
Additional paid-in capital	115,045,370	115,784,129
Treasury stock, Class A common stock, 2,619,795 in 2009 and 2,685,675 shares in 2010	(13,921,812)	(14,213,542)
Accumulated deficit	(46,537,022)	(38,551,397)
Accumulated other comprehensive loss	(2,171,794)	(818,224)

Stockholders’ equity	52,440,012	62,226,337

Total liabilities and stockholders’ equity	$249,925,993	$253,011,514

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2010
Net revenue	$96,747,373	$97,971,404

Operating (income) expense:
Station operating expenses (including stock-based compensation of $62,193 in 2009 and $55,547 in 2010 and excluding depreciation and amortization shown separately below)	70,018,783	64,577,927
Corporate general and administrative expenses (including stock-based compensation of $939,374 in 2009 and $683,313 in 2010)	7,622,490	7,858,132
Depreciation and amortization	2,886,854	2,652,841
Net gain on sale or disposal of assets	(1,483,796)	—

Total operating expenses	79,044,331	75,088,900
Operating income	17,703,042	22,882,504
Non-operating income (expense):
Interest expense	(10,121,647)	(10,006,091)
Loss on extinguishment of long-term debt	(513,642)	—
Other income (expense), net	312,193	376,748

Income before income taxes	7,379,946	13,253,161
Income tax expense	3,931,831	5,267,536

Net income	$3,448,115	$7,985,625

Basic net income per share	$0.15	$0.36

Diluted net income per share	$0.15	$0.35

Basic common shares outstanding	22,356,389	22,493,350

Diluted common shares outstanding	22,435,475	22,575,068

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2009	Year Ended December 31, 2010
Net income	$3,448,115	$7,985,625

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $18,126 in 2009 and $67,405 in 2010)	28,808	107,129

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $688,159 in 2009 and $435,968 in 2010)	(1,093,715)	(692,897)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $1,066,818 in 2009 and $1,220,222 in 2010)	1,695,529	1,939,338

	601,814	1,246,441

Other comprehensive income	630,622	1,353,570

Comprehensive income	$4,078,737	$9,339,195

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2009	8,539,508	8,539	16,662,743	16,662	114,043,872	(2,550,152)	(13,755,634)	(49,985,137)	(2,802,416)	47,525,886
Stock-based compensation	68,772	69	—	—	1,001,498	—	—	—	—	1,001,567
Purchase of treasury stock	—	—	—	—	—	(69,643)	(166,178)	—	—	(166,178)
Net income	—	—	—	—	—	—	—	3,448,115	—	3,448,115
Other comprehensive income	—	—	—	—	—	—	—	—	630,622	630,622

Balances as of December 31, 2009	8,608,280	8,608	16,662,743	16,662	115,045,370	(2,619,795)	(13,921,812)	(46,537,022)	(2,171,794)	52,440,012
Stock-based compensation	100,526	101	—	—	738,759	—	—	—	—	738,860
Purchase of treasury stock	—	—	—	—	—	(65,880)	(291,730)	—	—	(291,730)
Net income	—	—	—	—	—	—	—	7,985,625	—	7,985,625
Other comprehensive income	—	—	—	—	—	—	—	—	1,353,570	1,353,570

Balances as of December 31, 2010	8,708,806	8,709	16,662,743	16,662	115,784,129	(2,685,675)	(14,213,542)	(38,551,397)	(818,224)	62,226,337

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$3,448,115	$7,985,625
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,001,567	738,860
Provision for bad debts	2,119,028	1,549,705
Depreciation and amortization	2,886,854	2,652,841
Net gain on sale or disposal of assets	(1,483,796)	—
Amortization of loan fees	353,960	319,479
Loss on extinguishment of long-term debt	513,642	—
Deferred income taxes	4,506,602	6,140,012
Change in operating assets and liabilities:
Accounts receivable	(82,297)	(1,753,678)
Prepaid expenses	(26,343)	89,017
Other assets	(105,045)	(132,325)
Accounts payable	(101,039)	(1,747,777)
Other liabilities	(1,054,894)	711,724
Other operating activities	(383,295)	(141,323)

Net cash provided by operating activities	11,593,059	16,412,160

Cash flows from investing activities:
Capital expenditures	(957,997)	(1,158,016)
Proceeds from sale of assets	15,250,000	—
Repayment of notes receivable from related parties	236,978	251,598

Net cash provided by (used in) investing activities	14,528,981	(906,418)

Cash flows from financing activities:
Principal payments on indebtedness	(22,673,284)	(9,836,961)
Payments of loan fees	(843,306)	(610,165)
Payments for treasury stock	(166,178)	(291,730)

Net cash used in financing activities	(23,682,768)	(10,738,856)

Net increase in cash and cash equivalents	2,439,272	4,766,886
Cash and cash equivalents at beginning of period	3,453,505	5,892,777

Cash and cash equivalents at end of period	$5,892,777	$10,659,663

Cash paid for interest	$9,873,964	$9,699,700

Cash refunded for income taxes	$543,988	$629,205

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$225,987	$157,342

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. The Company also operates one radio station in the expanded AM band in Augusta, GA. In addition, the Company provides management services to two radio stations in Las Vegas, NV.

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

Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swaps as cash flow hedges of its variable rate debt. The effective portion of the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss and net cash settlements are recognized immediately in current earnings. Cash flows are classified in the cash flow statements as operating activities. The Company discontinues hedge accounting when it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, the hedged item no longer exists, a hedged forecasted transaction is no longer probable, or treatment of the derivative as a hedge is no longer appropriate or intended. The Company does not expect any non performance by any counterparty. The derivatives are separated into current and non-current assets or liabilities based on expected cash flows. Cash inflows expected within one year, including derivative assets that the Company intends to settle, are reported as current assets. Cash inflows expected beyond one year are reported as non-current assets. Cash outflows expected within one year, including derivative liabiltities in which the counterparty has the contractual right to settle, are reported as current liabilities. Cash outflows expected beyond one year are reported as non-current liabilities.

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

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 50.1% and 48.1% of the Company’s net revenue during 2009 and 2010, respectively.

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

(4) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2009	2010
Land, buildings and improvements	$16,352,728	$16,737,279	15-30
Broadcast equipment	19,480,630	19,434,900	5-15
Transportation equipment	1,827,035	1,878,788	5
Office equipment	3,803,340	3,026,787	5-10
Construction in progress	749,882	496,644	—

	42,213,615	41,574,398
Less accumulated depreciation and amortization	(20,300,882)	(20,999,148)

	$21,912,733	$20,575,250

The Company recorded depreciation expense of $2.9 million and $2.7 million for the years ended December 31, 2009 and 2010, respectively.

(5) FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2009 are as follows:

Balance as of January 1, 2009	$191,748,998
Sale of radio stations	(12,835,182)

Balance as of December 31, 2009	$178,913,816

There were no changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2010. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 1.5 years.

(6) Goodwill

The carrying amount of goodwill as of December 31, 2009 and 2010 is $13,629,364. There were no changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010. There is no goodwill recorded in the reporting unit containing the Las Vegas market cluster which included the sold radio stations. The Company continues to operate three radio stations in the Las Vegas radio market.

(7) Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2009	2010
Accrued payroll	$1,764,336	$2,397,605
Trade sales payable	1.002,445	905,637
Deferred revenue	870,155	756,841
Deferred rent	645,617	801,456
Other accrued expenses	1,193,544	1,229,474

	$5,476,097	$6,091,013

(8) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2009	2010
Credit facility:
Revolving credit loan	$55,826,716	$54,826,716
Term loan	96,000,000	87,163,039

	151,826,716	141,989,755
Less current portion	(4,987,013)	(6,925,283)

	$146,839,703	$135,064,472

As of December 31, 2010, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $87.2 million. As of December 31, 2010, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% as of December 31, 2010 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2009, the credit facility consisted of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $96.0 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.2747% as of December 31, 2009.

As of December 31, 2010, the scheduled repayments of the credit facility for the next five years, and thereafter are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$6,925,283	$6,925,283
2012	—	7,641,691	7,641,691
2013	5,146,508	9,074,508	14,221,016
2014	20,426,389	9,552,114	29,978,503
2015	29,253,819	53,969,443	83,223,262

Total	$54,826,716	$87,163,039	$141,989,755

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2010, these financial covenants included:

•

Consolidated Total Debt Ratio. On December 31, 2010, the Company’s consolidated total debt must not have exceeded 7.25 times its consolidated operating cash flow for the four quarters then ended. On March 31, 2011, the maximum ratio remains 7.25 times. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through December 31, 2010 must not have been less than 1.75 times its consolidated cash interest expense for the four quarters then ended. For the period from January 1, 2011 through September 30, 2011, the minimum ratio is 1.875 times. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of December 31, 2010, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of December 31, 2010, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $142.0 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(9) Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swap agreements as cash flow hedges of its variable rate debt.

A summary of interest rate swap agreements designated as cash flow hedges is as follows:

	December 31,
	2009	2010
Notional amounts	$110,000,000	$110,000,000
Weighted average pay rates (fixed)	7.14%	6.89%
Weighted average receive rates (LIBOR indexed)	4.28%	4.06%
Weighted average maturity	1.6 years	0.6 years
Fair value reported in current liabilities	$3,141,500	$1,554,516
Fair value reported in non-current liabilities	$443,711	$—

A summary of activity relating to the interest rate swap agreements designated as cash flow hedges is as follows:

	Year ended December 31,
	2009	2010
Loss recognized in other comprehensive income	$(1,781,874)	$(1,128,865)
Loss reclassified from other comprehensive income to interest expense	2,762,347	3,159,560

As of December 31, 2010, a pre-tax unrealized loss of $1.6 million was recorded in accumulated other comprehensive income which is expected to be reclassified into earnings during the next twelve months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

The Company’s credit agreement prohibits it from repurchasing additional shares of its common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to repurchase up to an aggregate of $10.0 million of its common stock. The Company’s credit agreement does permit it to repurchase up to $0.5 million of its common stock per year in connection with vesting of restricted stock. The Company paid $0.2 million to repurchase 69,643 shares in 2009 and $0.3 million to purchase 65,880 shares in 2010.

The Company’s credit agreement prohibits it from paying cash dividends on its common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. The Company did not pay any cash dividends in 2009 or 2010.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2009	122,333	$5.12
Granted	90,000	1.11
Vested	(90,668)	5.35
Forfeited	(3,000)	1.80

Unvested as of December 31, 2009	118,665	1.98
Granted	110,000	4.37
Vested	(90,665)	1.53
Forfeited	(1,000)	3.57

Unvested as of December 31, 2010	137,000	$4.32

As of December 31, 2010, there was $0.3 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2009	269,815	$6.96
Granted	—	—
Vested	(121,896)	7.24
Forfeited	(18,228)	2.05

Unvested as of December 31, 2009	129,691	6.26
Granted	—	—
Vested	(106,850)	7.21
Forfeited	(8,474)	3.57

Unvested as of December 31, 2010	14,367	$3.57

As of December 31, 2010, there was approximately $45,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	2,549,084	$15.26
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	15.50

Outstanding as of December 31, 2009	2,529,084	15.26
Granted	—	—
Exercised	—	—
Forfeited	(2,346,000)	15.36

Outstanding as of December 31, 2010	183,084	$13.92	2.8	—

Exercisable as of December 31, 2010	125,884	$12.97	2.5	—

(12) Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2009	2010
Federal:
Current	$—	$—
Deferred	3,093,129	4,458,407

	3,093,129	4,458,407
State:
Current	—	—
Deferred	838,702	809,129

	838,702	809,129

	$3,931,831	$5,267,536

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2009	2010
Expected tax expense	$2,509,182	$4,506,075
State income taxes, net of federal benefit	553,543	534,025
Change in valuation allowance	399,490	(77,099)
Other	469,616	304,535

	$3,931,831	$5,267,536

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
Deferred tax assets:
Allowance for doubtful accounts	$293,054	$350,600
Other assets	624,053	514,990
Accrued expenses	276,485	336,670
Derivative financial instruments	1,384,608	600,354
Other long-term liabilities	444,420	444,420
Stock-based compensation	433,745	368,006
Net operating losses	1,563,905	895,871

Subtotal	5,020,270	3,510,911
Valuation allowance	(671,465)	(594,366)

Total	4,348,805	2,916,545

Deferred tax liabilities:
Prepaid expenses	(902,151)	(799,584)
Property and equipment	(1,580,339)	(1,512,446)
Intangibles	(34,359,610)	(39,914,947)

Total	(36,842,100)	(42,226,977)

Net deferred tax liabilities	$(32,493,295)	$(39,310,432)

As of December 31, 2010, the Company has federal and state net operating losses of $0.3 million and $17.3 million, respectively, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2010, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2006.

(13) Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2009	2010
Net income	$3,448,115	$7,985,625

Weighted-average shares outstanding:
Basic	22,356,389	22,493,350
Effect of dilutive securities
Stock options	—	—
Restricted stock	79,086	81,718

Diluted	22,435,475	22,575,068

Net income per basic share	$0.15	$0.36

Net income per diluted share	$0.15	$0.35

(14) Related Party Transactions

Notes receivable from related parties totaling $3.2 million as of December 31, 2010 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $215,000 and $201,000 for the years ended December 31, 2009 and 2010, respectively.

The Company leases certain radio towers from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $545,000 and $546,000 for the years ended December 31, 2009 and 2010, respectively.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $27,000 and $28,000 for the years ended December 31, 2009 and 2010, respectively.

The Company leases office and studio space in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $148,000 for the years ended December 31, 2009 and 2010.

The Company leases land in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 for the years ended December 31, 2009 and 2010.

The Company leases office space in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the years ended December 31, 2009 and 2010.

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations. The Company may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statement of operations, were approximately $198,000 for the year ended December 31, 2010.

As of December 31, 2010, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2011	$683,403
2012	690,915
2013	698,803
2014	628,652
2015	505,324
Thereafter	2,633,822

Total	$5,840,919

(15) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.7 million and $2.5 million for the years ended December 31, 2009 and 2010, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2010, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2011	$6,313,482
2012	6,317,640
2013	4,131,088
2014	1,360,821
2015	1,274,286
Thereafter	9,667,450

Total	$29,064,767

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(16) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.2 million as of December 31, 2010, compared with a fair value of $3.7 million based on current market interest rates. The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.5 million as of December 31, 2009, compared with a fair value of $3.9 million.

The carrying amount of long-term debt, including the current installments, was $142.0 million as of December 31, 2010 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $151.8 million as of December 31, 2009 and approximated fair value due to the variable interest rate.

(17) Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $16,500 or $22,000 if aged 50 years or older in 2009 and 2010. There was no employer matching contributions for the years ended December 31, 2009 and 2010.

(18) Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities are categorized as follows:

Description	December 31, 2010	Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements—current liabilities	$1,554,516	$—	$1,554,516	$—

Description	December 31, 2009	Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements—current liabilities	$3,141,500	$—	$3,141,500	$—

Interest rate swap agreements—non-current liabilities	$443,711	$—	$443,711	$—

The fair value of these derivatives was determined using observable inputs. The inputs are quotes from the counterparties to the swap agreements.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009 and 2010

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts (deducted from accounts receivable)	824,783	2,119,028	2,184,996	758,815
Valuation allowance for deferred tax assets	271,975	428,312	28,822	671,465
Year ended December 31, 2010:
Allowance for doubtful accounts (deducted from accounts receivable)	758,815	1,549,705	1,400,701	907,819
Valuation allowance for deferred tax assets	671,465	3,805	80,904	594,366

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2011. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2011 Proxy Statement. The section entitled “Compensation Committee Report” in the 2011 Proxy Statement is not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2011 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (3)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (4)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (5)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (6)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (7)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (8)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (9)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (10)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (11)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (12)

10.11	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007. (13)

10.12	Fifth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated April 13, 2007. (14)

10.13	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (15)

10.14	Sixth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated March 13, 2009. (16)

10.15	Seventh amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and the lenders thereto, dated March 5, 2010. (17)

Exhibit Number	Description

21.1	Subsidiaries of the Company. (18)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(4)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(5)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(6)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(7)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(8)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(9)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(10)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(11)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(12)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated May 7, 2007.
(14)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 18, 2007.
(15)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated March 17, 2009.
(17)	Incorporated by reference to Exhibit 10.15 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 11, 2010.
(18)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley Chairman of the Board and Chief Executive Officer

Date:	March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2011

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 16, 2011

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	March 16, 2011

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 16, 2011

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 16, 2011

/S/ JOE B. COX Joe B. Cox	Director	March 16, 2011

/S/ MARK S. FOWLER Mark S. Fowler	Director	March 16, 2011

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	March 16, 2011