Form 10-Q
period 2011-03-31
BEASLEY BROADCAST GROUP INC
filed 2011-05-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Class A Common Stock, $.001 par value, 6,104,981 Shares Outstanding as of April 28, 2011

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of April 28, 2011

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,659,663	$10,720,372
Accounts receivable, less allowance for doubtful accounts of $907,819 in 2010 and $1,016,943 in 2011	18,376,987	16,070,544
Prepaid expenses	1,461,107	2,385,492
Deferred tax assets	—	313,934
Other current assets	1,742,118	2,298,926

Total current assets	32,239,875	31,789,268
Notes receivable from related parties	3,206,768	3,141,480
Property and equipment, net	20,575,250	20,243,128
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,446,441	5,175,938

Total assets	$253,011,514	$252,892,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,925,283	$7,465,934
Accounts payable	688,710	1,013,312
Deferred tax liabilities	18,240	—
Derivative financial instruments	1,554,516	790,939
Other current liabilities	6,091,013	5,943,816

Total current liabilities	15,277,762	15,214,001
Long-term debt, net of current portion	135,064,472	131,352,538
Deferred tax liabilities	39,292,192	40,875,156
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	190,785,177	188,592,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,708,806 issued in 2010 and 8,823,806 issued in 2011	8,709	8,824
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2010 and 2011	16,662	16,662
Additional paid-in capital	115,784,129	116,023,565
Treasury stock, Class A common stock, 2,685,675 in 2010 and 2,717,825 shares in 2011	(14,213,542)	(14,417,994)
Accumulated deficit	(38,551,397)	(37,002,001)
Accumulated other comprehensive loss	(818,224)	(328,508)

Stockholders’ equity	62,226,337	64,300,548

Total liabilities and stockholders’ equity	$253,011,514	$252,892,994

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2011
Net revenue	$21,844,944	$23,052,102

Operating expenses:
Station operating expenses (including stock-based compensation of $27,107 in 2010 and $13,230 in 2011 and excluding depreciation and amortization shown separately below)	15,786,605	15,431,981
Corporate general and administrative expenses (including stock-based compensation of $250,083 in 2010 and $140,349 in 2011)	2,057,726	2,056,856
Depreciation and amortization	663,665	619,192

Total operating expenses	18,507,996	18,108,029
Operating income	3,336,948	4,944,073
Non-operating income (expense):
Interest expense	(2,535,149)	(2,366,839)
Other income (expense), net	113,784	795

Income before income taxes	915,583	2,578,029
Income tax expense	390,954	1,028,633

Net income	$524,629	$1,549,396

Basic and diluted net income per share	$0.02	$0.07

Basic common shares outstanding	22,431,692	22,564,065

Diluted common shares outstanding	22,514,535	22,603,771

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2011
Net income	$524,629	$1,549,396

Other comprehensive income:
Unrealized income (loss) on available-for-sale investments (net of income tax benefit of $257 in 2010 and income tax expense of $13,234 in 2011)	(410)	21,033

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $255,967 in 2010 and $7,104 in 2011)	(406,816)	(11,291)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $307,830 in 2010 and $301,998 in 2011)	489,243	479,974

	82,427	468,683

Other comprehensive income	82,017	489,716

Comprehensive income	$606,646	$2,039,112

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$524,629	$1,549,396
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	277,190	153,579
Provision for bad debts	332,232	319,700
Depreciation and amortization	663,665	619,192
Amortization of loan fees	69,706	91,976
Deferred income taxes	1,088,228	976,929
Change in operating assets and liabilities:
Accounts receivable	2,971,710	1,986,743
Prepaid expenses	(742,212)	(924,385)
Other assets	(894,583)	(519,806)
Accounts payable	(699,256)	324,602
Other liabilities	164,607	(89,223)
Other operating activities	(60,073)	(108,803)

Net cash provided by operating activities	3,695,843	4,379,900

Cash flows from investing activities:
Capital expenditures	(235,994)	(244,716)
Payments for investments	—	(850,000)
Repayment of notes receivable from related parties	61,495	65,288

Net cash used in investing activities	(174,499)	(1,029,428)

Cash flows from financing activities:
Principal payments on indebtedness	(1,783,363)	(3,171,283)
Payments of loan fees	(628,750)	—
Tax benefit from vesting of restricted stock	—	85,972
Payments for treasury stock	(103,035)	(204,452)

Net cash used in financing activities	(2,515,148)	(3,289,763)

Net increase in cash and cash equivalents	1,006,196	60,709
Cash and cash equivalents at beginning of period	5,892,777	10,659,663

Cash and cash equivalents at end of period	$6,898,973	$10,720,372

Cash paid for interest	$2,456,198	$2,267,538

Cash paid for income taxes	$—	$350,000

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$71,015	$42,354

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying unaudited financial statements have been prepared in accordance with GAAP and include the consolidated accounts of Beasley Broadcast Group, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements for the fiscal year ended December 31, 2010. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Certain amounts previously reported in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Results of the first quarter of 2011 are not necessarily indicative of results for the full year.

(2)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2010	March 31, 2011

Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	87,163,039	83,991,756

	141,989,755	138,818,472
Less current installments	(6,925,283)	(7,465,934)

	$135,064,472	$131,352,538

As of March 31, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $84.0 million. As of March 31, 2011, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 4.009% as of December 31, 2010 and March 31, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$5,599,450	$5,599,450
2012	—	7,465,934	7,465,934
2013	5,146,508	8,865,796	14,012,304
2014	20,426,389	9,332,417	29,758,806
2015	29,253,819	52,728,159	81,981,978

Total	$54,826,716	$83,991,756	$138,818,472

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On March 31, 2011, the Company’s consolidated total debt must not have exceeded 7.25 times its consolidated operating cash flow for the four quarters then ended. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2011 must not be less than 1.875 times its consolidated cash interest expense for the four quarters then ending. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2011, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of March 31, 2011, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $138.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(3)	Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swap agreements as cash flow hedges of its variable rate debt.

A summary of interest rate swap agreements designated as cash flow hedges is as follows:

	December 31, 2010	March 31, 2011
Notional amounts	$110,000,000	$50,000,000
Weighted average pay rates (fixed)	6.89%	7.12%
Weighted average receive rates (LIBOR indexed)	4.06%	4.03%
Weighted average maturity	0.6 years	0.5 years
Fair value reported in current liabilities	$1,554,516	$790,939

A summary of activity relating to the interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended March 31,
	2010	2011
Loss recognized in other comprehensive income	$(662,783)	$(18,395)
Loss reclassified from other comprehensive income to interest expense	797,073	781,972

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2011, a pre-tax unrealized loss of $0.8 million was recorded in accumulated other comprehensive income which is expected to be reclassified into earnings during the next six months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2011	137,000	$4.32
Granted	115,000	6.12
Vested	(89,667)	4.11
Forfeited	—	—

Unvested as of March 31, 2011	162,333	$4.80

As of March 31, 2011, there was $0.8 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2011	14,367	$3.57
Granted	—	—
Vested	(6,934)	3.57
Forfeited	—	—

Unvested as of March 31, 2011	7,433	$5.99

As of March 31, 2011, there was approximately $33,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	183,084	$13.92
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2011	183,084	$13.92	2.6	—

Exercisable as of March 31, 2011	142,384	$13.35	2.3	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	Income Taxes

The Company’s effective tax rate was approximately 43% for the three months ended March 31, 2010 and 40% for the three months ended March 31, 2011 which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes. The effective tax rate in 2010 also includes additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

(6)	Related Party Transaction

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(7)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.1 million as of March 31, 2011, compared with a fair value of $3.6 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.2 million as of December 31, 2010, compared with a fair value of $3.7 million.

The carrying amount of long-term debt, including the current installments, was $138.8 million as of March 31, 2011 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $142.0 million as of December 31, 2010 and approximated fair value due to the variable interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2011.

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. In addition, we provide management services to two radio stations in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On March 31, 2011, we paid $0.6 million for 3,278,688 shares of Series B preferred stock and 1,250,000 shares of common stock of Quu, Inc. We currently hold less than 10% of the voting stock of Quu, Inc.

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

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

Our net revenue is generally determined by the advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels. Advertising rates are primarily based on the following factors:

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting estimates during the first quarter of 2011.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2010 and 2011 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2010	2011	$	%
Net revenue	$21,844,944	$23,052,102	$1,207,158	5.5%
Station operating expenses	15,786,605	15,431,981	(354,624)	(2.2)
Corporate general and administrative expenses	2,057,726	2,056,856	(870)	(0.0)
Income tax expense	390,954	1,028,633	637,679	163.1
Net income	524,629	1,549,396	1,024,767	195.3

Net Revenue. The $1.2 million increase in net revenue during the three months ended March 31, 2011 was primarily due to increases at nine of our eleven market clusters, including a $0.5 million increase at our Philadelphia market cluster.

Station Operating Expenses. The $0.4 million decrease in station operating expenses during the three months ended March 31, 2011 was primarily due to a $0.5 million decrease at our Miami-Fort Lauderdale market cluster.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2011 were comparable to the same period in 2010.

Income Tax Expense. Our effective tax rate was approximately 43% for the three months ended March 31, 2010 and 40% for the three months ended March 31, 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes. The effective tax rate in 2010 also includes additional tax expense due to restricted stock vesting at stock prices lower than the grant-date stock prices of those awards.

Net Income. Net income for the three months ended March 31, 2011 increased $1.0 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 32,150 shares of our Class A common stock for an aggregate $0.2 million during the three months ended March 31, 2011.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the three months ended March 31, 2011.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2010 and 2011 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2010	2011
Net cash provided by operating activities	$3,695,843	$4,379,900
Net cash used in investing activities	(174,499)	(1,029,428)
Net cash used in financing activities	(2,515,148)	(3,289,763)

Net increase in cash and cash equivalents	$1,006,196	$60,709

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $0.7 million during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a $0.6 million decrease in cash paid for station operating expenses and a $0.4 million increase in cash receipts from the sale of advertising airtime. These increases were partially offset by a $0.3 million increase in cash paid for income taxes.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2011 was primarily due to cash payments of $0.8 million for investments and cash payments for capital expenditures of $0.2 million. Net cash used in investing activities for the same period in 2010 was primarily due to cash payments for capital expenditures of $0.2 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the three months ended March 31, 2011 was primarily due to repayments of $3.2 million under our credit facility and $0.2 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2010 was primarily due to repayments of $1.8 million under our credit facility and payments of $0.6 million of loan fees related to the amended credit agreement.

Credit Facility. As of April 28, 2011, the outstanding balance of our credit facility was $137.6 million. As of March 31, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $84.0 million. As of March 31, 2011, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 4.009% as of December 31, 2010 and March 31, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$5,599,450	$5,599,450
2012	—	7,465,934	7,465,934
2013	5,146,508	8,865,796	14,012,304
2014	20,426,389	9,332,417	29,758,806
2015	29,253,819	52,728,159	81,981,978

Total	$54,826,716	$83,991,756	$138,818,472

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2011, these financial covenants included:

•	Consolidated Total Debt Ratio. On March 31, 2011, our consolidated total debt must not have exceeded 7.25 times our consolidated operating cash flow for the four quarters then ended. On June 30, 2011, the maximum ratio is 7.0 times. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2011 must not be less than 1.875 times our consolidated cash interest expense for the four quarters then ending. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2011, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.87 times, our consolidated interest coverage ratio was 2.99 times, and our consolidated fixed charge coverage ratio was 1.85 times.

The credit agreement also contains other customary restrictive covenants. These covenants limit our ability to: incur additional indebtedness and liens; repurchase our common stock; pay cash dividends; enter into certain investments or joint ventures; consolidate, merge or effect asset sales; enter into sale and lease-back transactions; sell or discount accounts receivable; enter into transactions with affiliates or stockholders; or change the nature of our business.

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of March 31, 2011, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $138.8 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risks affecting our Company during the first quarter of 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2011	—	$—	—	$—
February 1 – 28, 2011	28,250	6.29	—	—
March 1 – 31, 2011	3,900	6.85	—	—

Total	32,150

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended March 31, 2011, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 4, 2011	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 4, 2011	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)