Form 10-Q
period 2011-06-30
BEASLEY BROADCAST GROUP INC
filed 2011-08-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Class A Common Stock, $.001 par value, 6,108,565 Shares Outstanding as of July 29, 2011

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of July 29, 2011

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,659,663	$11,906,878
Accounts receivable, less allowance for doubtful accounts of $907,819 in 2010 and $1,049,665 in 2011	18,376,987	17,524,503
Prepaid expenses	1,461,107	1,970,119
Other current assets	1,742,118	2,795,112

Total current assets	32,239,875	34,196,612
Notes receivable from related parties	3,206,768	3,075,211
Property and equipment, net	20,575,250	19,969,652
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,446,441	4,881,158

Total assets	$253,011,514	$254,665,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,925,283	$7,356,547
Accounts payable	688,710	894,348
Deferred tax liabilities	18,240	43,315
Derivative financial instruments	1,554,516	403,769
Other current liabilities	6,091,013	6,490,749

Total current liabilities	15,277,762	15,188,728
Long-term debt, net of current portion	135,064,472	128,392,190
Deferred tax liabilities	39,292,192	42,501,864
Other long-term liabilities	1,150,751	1,150,751

Total liabilities	190,785,177	187,233,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,708,806 issued in 2010 and 8,823,890 issued in 2011	8,709	8,824
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2010 and 2011	16,662	16,662
Additional paid-in capital	115,784,129	116,198,125
Treasury stock, Class A common stock, 2,685,675 in 2010 and 2,718,825 shares in 2011	(14,213,542)	(14,424,454)
Accumulated deficit	(38,551,397)	(34,189,182)
Accumulated other comprehensive loss	(818,224)	(177,695)

Stockholders’ equity	62,226,337	67,432,280

Total liabilities and stockholders’ equity	$253,011,514	$254,665,813

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2010	2011
Net revenue	$24,933,353	$25,514,187

Operating expenses:
Station operating expenses (including stock-based compensation of $23,326 in 2010 and $9,420 in 2011 and excluding depreciation and amortization shown separately below)	16,444,706	16,417,577
Corporate general and administrative expenses (including stock-based compensation of $225,994 in 2010 and $162,561 in 2011)	2,012,224	2,042,147
Depreciation and amortization	671,919	616,061

Total operating expenses	19,128,849	19,075,785
Operating income	5,804,504	6,438,402
Non-operating income (expense):
Interest expense	(2,516,468)	(1,847,733)
Other income (expense), net	143,844	113,798

Income before income taxes	3,431,880	4,704,467
Income tax expense	1,389,313	1,891,648

Net income	$2,042,567	$2,812,819

Basic and diluted net income per share	$0.09	$0.12

Basic common shares outstanding	22,482,173	22,601,496

Diluted common shares outstanding	22,533,366	22,651,201

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2010	2011
Net revenue	$46,778,297	$48,566,289

Operating expenses:
Station operating expenses (including stock-based compensation of $50,433 in 2010 and $22,650 in 2011 and excluding depreciation and amortization shown separately below)	32,231,311	31,849,558
Corporate general and administrative expenses (including stock-based compensation of $476,077 in 2010 and $302,910 in 2011)	4,069,950	4,099,003
Depreciation and amortization	1,335,584	1,235,253

Total operating expenses	37,636,845	37,183,814
Operating income	9,141,452	11,382,475
Non-operating income (expense):
Interest expense	(5,051,617)	(4,214,572)
Other income (expense), net	257,628	114,593

Income before income taxes	4,347,463	7,282,496
Income tax expense	1,780,267	2,920,281

Net income	$2,567,196	$4,362,215

Basic and diluted net income per share	$0.11	$0.19

Basic common shares outstanding	22,457,072	22,582,884

Diluted common shares outstanding	22,499,257	22,637,976

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2010	2011
Net income	$2,042,567	$2,812,819

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $8,754 in 2010 and income tax benefit of $54,635 in 2011)	13,913	(86,832)

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $54,688 in 2010 and $7,055 in 2011)	(86,917)	(11,212)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $307,947 in 2010 and $156,580 in 2011)	489,431	248,857

	402,514	237,645

Other comprehensive income	416,427	150,813

Comprehensive income	$2,458,994	$2,963,632

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2010	2011
Net income	$2,567,196	$4,362,215

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $8,497 in 2010 and income tax benefit of $41,401 in 2011)	13,503	(65,799)

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $310,655 in 2010 and $14,159 in 2011)	(493,733)	(22,503)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $615,777 in 2010 and $458,578 in 2011)	978,674	728,831

	484,941	706,328

Other comprehensive income	498,444	640,529

Comprehensive income	$3,065,640	$5,002,744

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$2,567,196	$4,362,215
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	526,510	325,560
Provision for bad debts	814,426	576,754
Depreciation and amortization	1,335,584	1,235,253
Amortization of loan fees	146,629	182,877
Deferred income taxes	2,500,209	2,724,529
Change in operating assets and liabilities:
Accounts receivable	468,750	275,730
Prepaid expenses	(534,722)	(509,012)
Other assets	(43,267)	(659,453)
Accounts payable	(1,111,349)	205,638
Other liabilities	598,943	360,617
Other operating activities	11,299	(185,306)

Net cash provided by operating activities	7,280,208	8,895,402

Cash flows from investing activities:
Capital expenditures	(430,371)	(566,365)
Payments for investments	—	(850,000)
Repayment of notes receivable from related parties	123,917	131,557

Net cash used in investing activities	(306,454)	(1,284,808)

Cash flows from financing activities:
Principal payments on indebtedness	(4,043,384)	(6,241,018)
Payments of loan fees	(610,165)	—
Tax benefit from vesting of restricted stock	—	88,551
Payments for treasury stock	(290,184)	(210,912)

Net cash used in financing activities	(4,943,733)	(6,363,379)

Net increase in cash and cash equivalents	2,030,021	1,247,215
Cash and cash equivalents at beginning of period	5,892,777	10,659,663

Cash and cash equivalents at end of period	$7,922,798	$11,906,878

Cash paid for interest	$4,907,095	$4,044,513

Cash paid (refunded) for income taxes	$(775,330)	$700,000

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$105,212	$63,290

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Results of the second quarter of 2011 are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance for comprehensive income which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

(3)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2010	2011
Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	87,163,039	80,922,021

	141,989,755	135,748,737
Less current installments	(6,925,283)	(7,356,547)

	$135,064,472	$128,392,190

As of June 30, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $80.9 million. As of June 30, 2011, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 3.6967% as of December 31, 2010 and June 30, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$3,678,274	$3,678,274
2012	—	7,356,547	7,356,547
2013	5,146,508	8,735,900	13,882,408
2014	20,426,389	9,195,684	29,622,073
2015	29,253,819	51,955,616	81,209,435

Total	$54,826,716	$80,922,021	$135,748,737

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On June 30, 2011, the Company’s consolidated total debt must not have exceeded 7.0 times its consolidated operating cash flow for the four quarters then ended. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2011, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of June 30, 2011, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $135.7 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(4)	Derivative Financial Instruments

The Company uses interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designates these swap agreements as cash flow hedges of its variable rate debt.

A summary of interest rate swap agreements designated as cash flow hedges is as follows:

	December 31, 2010	June 30, 2011
Notional amounts	$110,000,000	$50,000,000
Weighted average pay rates (fixed)	6.89%	6.87%
Weighted average receive rates (LIBOR indexed)	4.06%	3.71%
Weighted average maturity	0.6 years	0.2 years
Fair value reported in current liabilities	$1,554,516	$403,769

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of activity relating to the interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended June 30,
	2010	2011
Loss recognized in other comprehensive income	$(141,605)	$(18,267)
Loss reclassified from other comprehensive income to interest expense	797,378	405,437

A summary of activity relating to the interest rate swap agreements designated as cash flow hedges is as follows:

	Six months ended June 30,
	2010	2011
Loss recognized in other comprehensive income	$(804,388)	$(36,662)
Loss reclassified from other comprehensive income to interest expense	1,594,451	1,187,409

As of June 30, 2011, a pre-tax unrealized loss of $0.4 million was recorded in accumulated other comprehensive income which is expected to be reclassified into earnings during the next three months. The reclassified amount represents both amounts that are being amortized out of other comprehensive income to earnings and any forecasted cash settlements.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2011	162,333	$4.80
Granted	1,750	6.74
Vested	(4,000)	4.79
Forfeited	—	—

Unvested as of June 30, 2011	160,083	$4.82

As of June 30, 2011, there was $0.7 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2011	7,433	$5.99
Granted	—	—
Vested	—	—
Forfeited	(1,666)	5.99

Unvested as of June 30, 2011	5,767	$5.99

As of June 30, 2011, there was approximately $17,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 1, 2011	183,084	$13.92
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	14.10

Outstanding as of June 30, 2011	178,084	$13.92	2.4	—

Exercisable as of June 30, 2011	137,384	$13.32	2.2	—

(6)	Income Taxes

The Company’s effective tax rate was approximately 41% for the three and six months ended June 30, 2010 and 40% for the three and six months ended June 30, 2011 which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

(7)	Related Party Transaction

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(8)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.1 million as of June 30, 2011, compared with a fair value of $3.5 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.2 million as of December 31, 2010, compared with a fair value of $3.7 million.

The carrying amount of long-term debt, including the current installments, was $135.7 million as of June 30, 2011 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $142.0 million as of December 31, 2010 and approximated fair value due to the variable interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally, as well as any additional risks discussed in Item 1A “Risk Factors” of our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2011. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting estimates during the second quarter of 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2010 and 2011 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2010	2011	$	%
Net revenue	$24,933,353	$25,514,187	$580,834	2.3%
Station operating expenses	16,444,706	16,417,577	(27,129)	(0.2)
Corporate general and administrative expenses	2,012,224	2,042,147	29,923	1.5
Interest expense	2,516,468	1,847,733	(668,735)	(26.6)
Income tax expense	1,389,313	1,891,648	502,335	36.2
Net income	2,042,567	2,812,819	770,252	37.7

Net Revenue. The $0.6 million increase in net revenue during the three months ended June 30, 2011 was primarily due to a $0.3 million increase at our Miami-Fort Lauderdale market cluster and a $0.3 million increase at our Philadelphia market cluster.

Station Operating Expenses. Station operating expenses during the three months ended June 30, 2011 were comparable to the same period in 2010.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2011 were comparable to the same period in 2010.

Interest Expense. The decrease in interest expense during the three months ended June 30, 2011 was due to repayments of borrowings under our credit facility and the expiration of a swap agreement during the first quarter of 2011.

Income Tax Expense. Our effective tax rate was approximately 41% for the three months ended June 30, 2010 and 40% for the three months ended June 30, 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the three months ended June 30, 2011 increased $0.8 million as a result of the factors described above.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2010 and 2011 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2010	2011	$	%
Net revenue	$46,778,297	$48,566,289	$1,787,992	3.8%
Station operating expenses	32,231,311	31,849,558	(381,753)	(1.2)
Corporate general and administrative expenses	4,069,950	4,099,003	29,053	0.7
Interest expense	5,051,617	4,214,572	(837,045)	(16.6)
Income tax expense	1,780,267	2,920,281	1,140,014	64.0
Net income	2,567,196	4,362,215	1,795,019	69.9

Net Revenue. The $1.8 million increase in net revenue during the six months ended June 30, 2011 was primarily due to increases at ten of our eleven market clusters, including a $0.8 million increase at our Philadelphia market cluster.

Station Operating Expenses. Station operating expenses during the six months ended June 30, 2011 were comparable to the same period in 2010.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2011 were comparable to the same period in 2010.

Interest Expense. The decrease in interest expense during the six months ended June 30, 2011 was due to repayments of borrowings under our credit facility and the expiration of a swap agreement during the first quarter of 2011.

Income Tax Expense. Our effective tax rate was approximately 41% for the six months ended June 30, 2010 and 40% for the six months ended June 30, 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the six months ended June 30, 2011 increased $1.8 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 33,150 shares of our Class A common stock for an aggregate $0.2 million during the six months ended June 30, 2011.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the six months ended June 30, 2011.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2010 and 2011 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2010	2011
Net cash provided by operating activities	$7,280,208	$8,895,402
Net cash used in investing activities	(306,454)	(1,284,808)
Net cash used in financing activities	(4,943,733)	(6,363,379)

Net increase in cash and cash equivalents	$2,030,021	$1,247,215

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.6 million during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a $1.4 million increase in cash receipts from the sale of advertising airtime, a $1.2 million decrease in cash paid for station operating expenses, and a $0.9 million decrease in cash paid for interest. These increases were partially offset by a $1.5 million increase in income taxes due to cash payments of $0.7 million in 2011 and cash refunds of $0.8 million in 2010.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2011 was primarily due to cash payments of $0.8 million for investments and cash payments for capital expenditures of $0.6 million. Net cash used in investing activities for the same period in 2010 was primarily due to cash payments for capital expenditures of $0.4 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the six months ended June 30, 2011 was primarily due to repayments of $6.2 million under our credit facility and $0.2 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2010 was primarily due to repayments of $4.0 million under our credit facility, payments of $0.6 million of loan fees related to the amended credit agreement, and $0.3 million for purchases of our Class A common stock.

Credit Facility. As of July 29, 2011, the outstanding balance of our credit facility was $134.4 million. As of June 30, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $80.9 million. As of June 30, 2011, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 3.6967% as of December 31, 2010 and June 30, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$3,678,274	$3,678,274
2012	—	7,356,547	7,356,547
2013	5,146,508	8,735,900	13,882,408
2014	20,426,389	9,195,684	29,622,073
2015	29,253,819	51,955,616	81,209,435

Total	$54,826,716	$80,922,021	$135,748,737

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On June 30, 2011, our consolidated total debt must not have exceeded 7.0 times our consolidated operating cash flow for the four quarters then ended. On September 30, 2011, the maximum ratio is 6.75 times. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2011, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.71 times, our consolidated interest coverage ratio was 3.26 times, and our consolidated fixed charge coverage ratio was 1.74 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of June 30, 2011, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $135.7 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting pursuant to Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risks affecting our Company during the second quarter of 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2011	1,000	$6.46	—	$—
May 1 – 31, 2011	—	—	—	—
June 1 – 30, 2011	—	—	—	—

Total	1,000

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended June 30, 2011, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101	XBRL Instance Document

101	XBRL Schema Document

101	XBRL Calculation Linkbase Document

101	XBRL Definition Linkbase Document

101	XBRL Label Linkbase Document

101	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 5, 2011	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 5, 2011	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)