Form 10-Q
period 2011-09-30
BEASLEY BROADCAST GROUP INC
filed 2011-11-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Class A Common Stock, $.001 par value, 6,107,732 Shares Outstanding as of October 28, 2011

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of October 28, 2011

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,659,663	$15,089,709
Accounts receivable, less allowance for doubtful accounts of $907,819 in 2010 and $432,638 in 2011	18,376,987	16,714,024
Prepaid expenses	1,461,107	1,609,829
Other current assets	1,742,118	2,800,363

Total current assets	32,239,875	36,213,925
Notes receivable from related parties	3,206,768	3,007,939
Property and equipment, net	20,575,250	19,893,382
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,446,441	4,834,082

Total assets	$253,011,514	$256,492,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,925,283	$7,233,801
Accounts payable	688,710	1,313,085
Deferred tax liabilities	18,240	6,985
Derivative financial instruments	1,554,516	—
Other current liabilities	6,091,013	7,282,041

Total current liabilities	15,277,762	15,835,912
Long-term debt, net of current portion	135,064,472	125,356,276
Deferred tax liabilities	39,292,192	43,997,729
Other long-term liabilities	1,150,751	1,131,511

Total liabilities	190,785,177	186,321,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 150,000,000 shares authorized, 8,708,806 issued in 2010 and 8,827,390 issued in 2011	8,709	8,827
Class B common stock, $.001 par value, 75,000,000 shares authorized, 16,662,743 issued in 2010 and 2011	16,662	16,662
Additional paid-in capital	115,784,129	116,372,000
Treasury stock, Class A common stock, 2,685,675 in 2010 and 2,719,658 shares in 2011	(14,213,542)	(14,427,679)
Accumulated deficit	(38,551,397)	(31,840,469)
Accumulated other comprehensive income (loss)	(818,224)	41,739

Stockholders’ equity	62,226,337	70,171,080

Total liabilities and stockholders’ equity	$253,011,514	$256,492,508

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2010	2011
Net revenue	$24,206,727	$23,975,117

Operating expenses:
Station operating expenses (including stock-based compensation of $15,776 in 2010 and $12,310 in 2011 and excluding depreciation and amortization shown separately below)	15,794,914	15,753,836
Corporate general and administrative expenses (including stock-based compensation of $105,860 in 2010 and $162,392 in 2011)	1,830,230	2,008,008
Depreciation and amortization	654,207	573,154

Total operating expenses	18,279,351	18,334,998
Operating income	5,927,376	5,640,119
Non-operating income (expense):
Interest expense	(2,520,826)	(1,753,352)
Other income (expense), net	66,194	53,024

Income before income taxes	3,472,744	3,939,791
Income tax expense	1,386,916	1,591,078

Net income	$2,085,828	$2,348,713

Basic and diluted net income per share	$0.09	$0.10

Basic common shares outstanding	22,528,612	22,602,665

Diluted common shares outstanding	22,593,426	22,667,422

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2011
Net revenue	$70,985,024	$72,541,406

Operating expenses:
Station operating expenses (including stock-based compensation of $66,209 in 2010 and $34,960 in 2011 and excluding depreciation and amortization shown separately below)	48,026,225	47,603,394
Corporate general and administrative expenses (including stock-based compensation of $581,937 in 2010 and $465,302 in 2011)	5,900,180	6,107,011
Depreciation and amortization	1,989,791	1,808,407

Total operating expenses	55,916,196	55,518,812
Operating income	15,068,828	17,022,594
Non-operating income (expense):
Interest expense	(7,572,443)	(5,967,924)
Other income (expense), net	323,822	167,617

Income before income taxes	7,820,207	11,222,287
Income tax expense	3,167,183	4,511,359

Net income	$4,653,024	$6,710,928

Basic and diluted net income per share	$0.21	$0.30

Basic common shares outstanding	22,481,181	22,589,550

Diluted common shares outstanding	22,544,755	22,663,664

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2010	2011
Net income	$2,085,828	$2,348,713

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $13,079 in 2010 and income tax benefit of $17,868 in 2011)	20,788	(28,399)

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $116,106 in 2010 and income tax expense of $106 in 2011)	(184,531)	167
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $294,968 in 2010 and $155,830 in 2011)	468,802	247,666

	284,271	247,833

Other comprehensive income	305,059	219,434

Comprehensive income	$2,390,887	$2,568,147

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2010	2011
Net income	$4,653,024	$6,710,928

Other comprehensive income:
Unrealized income on available-for-sale investments (net of income tax expense of $21,576 in 2010 and income tax benefit of $59,269 in 2011)	34,291	(94,198)

Change in fair value of derivative financial instruments designated as cash flow hedges (net of income tax benefit of $426,761 in 2010 and $14,053 in 2011)	(678,264)	(22,336)
Reclassification of unrealized losses on derivative financial instruments to interest expense (net of income tax expense of $910,745 in 2010 and $614,408 in 2011)	1,447,476	976,497

	769,212	954,161

Other comprehensive income	803,503	859,963

Comprehensive income	$5,456,527	$7,570,891

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$4,653,024	$6,710,928
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	648,146	500,262
Provision for bad debts	1,247,016	867,209
Depreciation and amortization	1,989,791	1,808,407
Amortization of loan fees	226,230	274,719
Deferred income taxes	3,920,993	3,999,729
Change in operating assets and liabilities:
Accounts receivable	(52,655)	643,302
Prepaid expenses	(255,089)	(148,722)
Other assets	(94,888)	(522,813)
Accounts payable	(1,210,457)	624,375
Other liabilities	651,199	1,117,635
Other operating activities	(40,394)	(239,272)

Net cash provided by operating activities	11,682,916	15,635,759

Cash flows from investing activities:
Capital expenditures	(689,500)	(1,028,454)
Payments for investments	—	(850,000)
Repayment of notes receivable from related parties	187,278	198,829

Net cash used in investing activities	(502,222)	(1,679,625)

Cash flows from financing activities:
Principal payments on indebtedness	(6,545,323)	(9,399,678)
Payments of loan fees	(610,165)	—
Tax benefit from vesting of restricted stock	—	87,727
Payments for treasury stock	(291,730)	(214,137)

Net cash used in financing activities	(7,447,218)	(9,526,088)

Net increase in cash and cash equivalents	3,733,476	4,430,046
Cash and cash equivalents at beginning of period	5,892,777	10,659,663

Cash and cash equivalents at end of period	$9,626,253	$15,089,709

Cash paid for interest	$7,360,842	$5,737,676

Cash paid (refunded) for income taxes	$(779,205)	$900,000

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$111,721	$98,085

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year. Certain amounts previously reported in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

(2)	Recent Accounting Pronouncements

In June 2011, the FASB issued guidance for comprehensive income which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

(3)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2010	September 30, 2011
Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	87,163,039	77,763,361

	141,989,755	132,590,077
Less current installments	(6,925,283)	(7,233,801)

	$135,064,472	$125,356,276

As of September 30, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $77.8 million. As of September 30, 2011, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 3.75% as of December 31, 2010 and September 30, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$1,808,450	$1,808,450
2012	—	7,233,801	7,233,801
2013	5,146,508	8,590,139	13,736,647
2014	20,426,389	9,042,251	29,468,640
2015	29,253,819	51,088,720	80,342,539

Total	$54,826,716	$77,763,361	$132,590,077

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On September 30, 2011, the Company’s consolidated total debt must not have exceeded 6.75 times its consolidated operating cash flow for the four quarters then ended. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2011 must not have been less than 1.875 times its consolidated cash interest expense for the four quarters then ending. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of September 30, 2011, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of September 30, 2011, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $132.6 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(4)	Derivative Financial Instruments

The Company’s remaining interest rate swap agreements expired during the third quarter of 2011 therefore it is no longer a party to any derivative financial instruments. Prior to these expirations, the Company used interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designated those swap agreements as cash flow hedges of its variable rate debt. The fair values of the expired interest rate swap agreements were determined using observable inputs. The inputs were quotes from the counterparties to the interest rate swap agreements.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the expired interest rate swap agreements designated as cash flow hedges is as follows:

	December 31, 2010	September 30, 2011
Notional amounts	$110,000,000	$—
Weighted average pay rates (fixed)	6.89%	—
Weighted average receive rates (LIBOR indexed)	4.06%	—
Weighted average maturity	0.6 years	—
Fair value reported in current liabilities	$1,554,516	$—

A summary of activity relating to the expired interest rate swap agreements designated as cash flow hedges is as follows:

	$0,000,000	$0,000,000
	Three months ended September 30,
	2010	2011
Gain (loss) recognized in other comprehensive income	$(300,637)	$273
Loss reclassified from other comprehensive income to interest expense	763,770	403,496

	$0,000,000	$0,000,000
	Nine months ended September 30,
	2010	2011
Loss recognized in other comprehensive income	$(1,105,025)	$(36,389)
Loss reclassified from other comprehensive income to interest expense	2,358,221	1,590,905

(5)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2011	160,083	$4.82
Granted	3,500	3.94
Vested	(3,333)	4.51
Forfeited	—	—

Unvested as of September 30, 2011	160,250	$4.81

As of September 30, 2011, there was $0.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2011	5,767	$5.99
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2011	5,767	$5.99

As of September 30, 2011, there was approximately $9,000 of total unrecognized compensation cost related to restricted stock granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.

A summary of stock option activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of July 1, 2011	178,084	$13.92
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of September 30, 2011	178,084	$13.92	2.2	—

Exercisable as of September 30, 2011	167,384	$13.69	2.1	—

(6)	Income Taxes

The Company’s effective tax rate was approximately 40% for the three and nine months ended September 30, 2010 and 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

(7)	Related Party Transaction

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(8)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $3.0 million as of September 30, 2011, compared with a fair value of $3.4 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.2 million as of December 31, 2010, compared with a fair value of $3.7 million.

The carrying amount of long-term debt, including the current installments, was $132.6 million as of September 30, 2011 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $142.0 million as of December 31, 2010 and approximated fair value due to the variable interest rate.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting estimates during the third quarter of 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2010 and 2011 with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2010	2011	$	%
Net revenue	$24,206,727	$23,975,117	$(231,610)	(1.0)%
Station operating expenses	15,794,914	15,753,836	(41,078)	(0.3)
Corporate general and administrative expenses	1,830,230	2,008,008	177,778	9.7
Interest expense	2,520,826	1,753,352	(767,474)	(30.4)
Income tax expense	1,386,916	1,591,078	204,162	14.7
Net income	2,085,828	2,348,713	262,885	12.6

Net Revenue. The $0.2 million decrease in net revenue during the three months ended September 30, 2011 was primarily due to a $0.4 million decrease in advertising revenue at our Miami-Fort Lauderdale market cluster.

Station Operating Expenses. Station operating expenses during the three months ended September 30, 2011 were comparable to the same period in 2010.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended September 30, 2011 was primarily due to an increase in cash compensation expense.

Interest Expense. The $0.8 million decrease in interest expense during the three months ended September 30, 2011 was due to repayments of borrowings under our credit facility and the expiration of an interest rate swap agreement during the first quarter of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% for the three months ended September 30, 2010 and 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the three months ended September 30, 2011 increased $0.3 million as a result of the factors described above.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2010 and 2011 with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2010	2011	$	%
Net revenue	$70,985,024	$72,541,406	$1,556,382	2.2%
Station operating expenses	48,026,225	47,603,394	(422,831)	(0.9)
Corporate general and administrative expenses	5,900,180	6,107,011	206,831	3.5
Interest expense	7,572,443	5,967,924	(1,604,519)	(21.2)
Income tax expense	3,167,183	4,511,359	1,344,176	42.4
Net income	4,653,024	6,710,928	2,057,904	44.2

Net Revenue. The $1.6 million increase in net revenue during the nine months ended September 30, 2011 was primarily due to a $1.1 million increase in advertising revenue at our Philadelphia market cluster.

Station Operating Expenses. The $0.4 million decrease in station operating expenses during the nine months ended September 30, 2011 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster resulting from cost containment measures.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the nine months ended September 30, 2011 were comparable to the same period in 2010.

Interest Expense. The $1.6 million decrease in interest expense during the nine months ended September 30, 2011 was due to repayments of borrowings under our credit facility and the expiration of an interest rate swap agreement during the first quarter of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% for the nine months ended September 30, 2010 and 2011, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the nine months ended September 30, 2011 increased $2.1 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 33,983 shares of our Class A common stock for an aggregate $0.2 million during the nine months ended September 30, 2011.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the nine months ended September 30, 2011.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2010 and 2011 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2010	2011
Net cash provided by operating activities	$11,682,916	$15,635,759
Net cash used in investing activities	(502,222)	(1,679,625)
Net cash used in financing activities	(7,447,218)	(9,526,088)

Net increase in cash and cash equivalents	$3,733,476	$4,430,046

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $4.0 million during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a $2.6 million decrease in cash paid for station operating expenses, a $1.9 million increase in cash receipts from the sale of advertising airtime, and a $1.6 million decrease in cash paid for interest. These increases were partially offset by a $1.7 million increase in income taxes due to cash payments of $0.9 million in 2011 and cash refunds of $0.8 million in 2010.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2011 was primarily due to cash payments for capital expenditures of $1.0 million and to cash payments of $0.8 million for investments. Net cash used in investing activities for the same period in 2010 was primarily due to cash payments for capital expenditures of $0.7 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2011 was primarily due to repayments of $9.4 million under our credit facility. Net cash used in financing activities for the same period in 2010 was primarily due to repayments of $6.5 million under our credit facility, payments of $0.6 million of loan fees related to the amended credit agreement, and $0.3 million for purchases of our Class A common stock.

Credit Facility. As of October 28, 2011, the outstanding balance of our credit facility was $132.6 million. As of September 30, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $77.8 million. As of September 30, 2011, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 3.75% as of December 31, 2010 and September 30, 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of September 30, 2011, the scheduled repayments of the credit facility for the remainder of 2011 and the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2011	$—	$1,808,450	$1,808,450
2012	—	7,233,801	7,233,801
2013	5,146,508	8,590,139	13,736,647
2014	20,426,389	9,042,251	29,468,640
2015	29,253,819	51,088,720	80,342,539

Total	$54,826,716	$77,763,361	$132,590,077

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of September 30, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On September 30, 2011, our consolidated total debt must not have exceeded 6.75 times our consolidated operating cash flow for the four quarters then ended. On December 31, 2011, the maximum ratio is 6.5 times. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through September 30, 2011 must not have been less than 1.875 times our consolidated cash interest expense for the four quarters then ending. For the period from October 1, 2011 through June 30, 2015, the minimum ratio is 2.0 times.

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

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2011, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.64 times, our consolidated interest coverage ratio was 3.54 times, and our consolidated fixed charge coverage ratio was 1.7 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of September 30, 2011, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $132.6 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting pursuant to Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risks affecting our Company during the third quarter of 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2011	—	$—	—	$—
August 1 – 31, 2011	—	—	—	—
September 1 – 30, 2011	833	3.87	—	—

Total	833

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended September 30, 2011, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 4, 2011	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 4, 2011	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)