Form 10-K
period 2011-12-31
BEASLEY BROADCAST GROUP INC
filed 2012-02-24
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $18,407,164 based on the number of shares outstanding as of such date and the closing price of $4.21 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 6,079,382 Shares Outstanding as of February 14, 2012

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of February 14, 2012

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than April 29, 2012.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2011

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA (see “Federal Regulation of Radio Broadcasting” elsewhere in this Item. In addition, we provide management services to two radio stations in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster. Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulations administered by the Federal Communications Commission, or FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of radio stations;

•	issues, renews, revokes, conditions and modifies radio station licenses;

•	determines whether to approve changes in ownership or control of radio station licenses;

•	regulates equipment used by radio stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment practices of radio stations.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed, and in the last renewal cycle, all of our licenses were renewed. The current renewal cycle started in April 2011, and will continue for four years. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0, or C.

The FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. We currently operate one radio station in the expanded AM band in Augusta, GA. Current FCC requirements call for surrender of either the expanded band license or the existing band license. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses, including a proposal to allow such a sale to a qualifying “small business.” The surrender of either license will have no material impact on our results of operations or financial condition.

The FCC has adopted rules establishing a low power radio service. Low power FM stations operate in the existing FM radio band with a maximum operating power of 100 watts. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2011, the Supreme Court granted certiorari in this case, and a decision is expected during the current Supreme Court term. We cannot predict the outcome of the Supreme Court decision or whether Congress will consider or adopt further legislation in this area.

Transfers or Assignment of License. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers, among other things:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the proposed licensee and those persons holding attributable interests in the licensee; and

•	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

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

For stations located in a market in which the Arbitron ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Kelsey reports assign the affected radio stations. For stations that are not in an Arbitron market, the market definition is based on technical service areas, pending a further FCC rulemaking. The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited.

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

A media voice generally includes each independently-owned, full power television and radio station and each daily newspaper, plus one cable television system per market. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“Media Ownership NPRM”) with respect to its quadrennial review of the media ownership rules. The NPRM, among other things, proposes the repeal of the radio-television cross-ownership rule.

Newspaper-Broadcast Cross-Ownership Rule. Under the currently effective newspaper-broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market. The Media Ownership NPRM proposes to relax the newspaper-broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met.

Ownership Attribution. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other entity. An “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: (i) equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television, radio, cable or newspaper; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or its direct or indirect parent. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual controls 50% or more of that corporation’s voting stock.

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

Time Brokerage and Joint Sales Agreements. It is not uncommon for radio stations to enter into agreements under which separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. Under these arrangements, separately-owned radio stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each radio station maintain independent control over the programming and operations of its own radio station.

The FCC’s rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another radio station serving the same market or sells more than 15% of the other station’s advertising time per week will be considered to have an attributable ownership interest in the other radio station for purposes of the FCC’s local radio ownership limits. Our affiliate, Beasley FM Acquisition Corporation, manages and sells advertising time for two stations in the Las Vegas, Nevada market that are licensed to GGB Las Vegas, LLC pursuant to a management agreement. The sole member of GGB Las Vegas, LLC is George Beasley. In accordance with FCC rules, these two stations are attributable to us.

FCC rules also prohibit a broadcast station from duplicating more than 25% of its programming on another radio station in the same broadcast service, that is AM-AM or FM-FM, either through common ownership of the two radio stations or through a time brokerage agreement, where the brokered and brokering radio stations which it owns or programs serve substantially the same area.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although it recently launched rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	recently approved increases in the royalties paid by radio stations with respect to Internet streaming;

•	changes in laws with respect to foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and

•

proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of the new studios, and to provide staffing on a 24 hour per day basis.

•

proposals in legislation to strengthen protections against online infringement of intellectual property that would impose criminal penalties on content providers, including broadcasters, that fail to comply with legal requirements to file reports regarding Internet streaming in a timely manner.

The FCC has recently launched an inquiry which proposes that television stations use a standardized issues/programming form, and has indicated that if the proposal is adopted it would consider requiring the use of the same or a similar form by radio stations. This form requests detailed information concerning what steps a station undertook to determine the issues of concern within its local market, and the amount and nature of news and public service programming which was presented to address those issues.

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

Employees

As of February 14, 2012, we had a staff of 402 full-time employees and 240 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at one radio station in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least 60 days before the termination date. We believe that our relations with our employees are good.

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

The radio broadcasting industry faces many unpredictable business risks and is sensitive to external economic forces that could have a material adverse effect on our advertising revenues and results of operations.

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

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during economic recession or a downturn as compared to other types of business spending.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced, include:

•	personal digital audio devices (e.g. smart phones, iPads);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by internet content providers, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2011, we had long-term debt of $126.7 million and stockholders’ equity of $73.6 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse effect on our net revenue. These radio stations contributed 48.2% of our net revenue during 2011. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia, we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2011, our FCC broadcasting licenses and goodwill represented 75.5% of our total assets. We are required to test our FCC broadcasting licenses for impairment at least annually and our goodwill if events or changes in circumstances indicate that our goodwill might be impaired which may result in future impairment losses. For further discussion, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 38.9% of our net revenue during 2011. Although the 2011 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the coast of North Carolina could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6am and 10pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. The current maximum permitted fines are $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts, including review by the Supreme Court of an appellate court decision finding that the FCC indecency standard is inconsistent with the First Amendment. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Legislation has previously been introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass but is expected to be reintroduced. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

The FCC’s National Broadband Plan may result in a loss of spectrum for broadcast stations and potentially adversely impact our ability to compete.

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees potentially sharing in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. Proposals authorizing the FCC to conduct voluntary incentive-based spectrum auctions have been introduced in Congress. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations, or whether or when Congress will authorize the FCC to conduct incentive-based auctions.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 79 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

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

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions” and Note 11 to the accompanying financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 14, 2012, we own or lease studio and office space for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	One radio station	Third party lease
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	Two radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Related party lease
Las Vegas, NV	All radio stations in our Las Vegas, NV market cluster	Third party lease
Miami, FL	All radio stations in our Miami-Fort Lauderdale, FL market cluster	Owned
New Bern, NC	Four radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Owned
Philadelphia, PA	Three radio stations in our Philadelphia, PA market cluster	Third party lease
Wilmington, DE	One radio station	Third party lease

We lease property in Augusta, GA and Estero, FL from George G. Beasley (our CEO) and property in Greenville, NC from Beasley Broadcasting of Greenville, Inc., which is wholly-owned by George G. Beasley. In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is also wholly-owned by George G. Beasley. No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business including indecency claims and related proceedings at the FCC, but we are not a party to any lawsuit or other proceedings that, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal 2011	High	Low
First Quarter	$7.34	$4.51
Second Quarter	9.34	3.59
Third Quarter	4.55	3.62
Fourth Quarter	4.09	2.57

Fiscal 2010	High	Low
First Quarter	$4.41	$3.11
Second Quarter	7.30	3.81
Third Quarter	6.39	3.20
Fourth Quarter	6.14	3.75

Holders

As of February 14, 2012, there were approximately 123 holders of record of our Class A common stock and 23 holders of record of our Class B common stock. The number of Class A common stock holders does not include the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends in 2010 or 2011.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2011	—	$—	—	$—
November 1 – 30, 2011	—	—	—	—
December 1 – 31, 2011	—	—	—	—

Total	—

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Equity Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Equity Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. There were no shares purchased during the three months ended December 31, 2011. We currently have no publicly announced share purchase programs.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	178,084	$13.92	2,613,324
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	178,084		2,613,324

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA (see “Item 1—Business—Federal Regulation of Radio Broadcasting”). In addition, we provide management services to two radio stations in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster.

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

FCC Broadcasting Licenses. As of December 31, 2011, FCC broadcasting licenses with an aggregate carrying amount of $178.9 million represented 70.2% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. The annual test, which is performed as of November 30, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. We combine our licenses into reporting units based on our market clusters for impairment testing purposes.

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

As of November 30, 2011, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate	1.5% - 3.8%
Market revenue shares at maturity	0.5% - 43.5%
Operating income margins at maturity	33.2% - 42.7%
Discount rate	9.5%

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

The carrying amount of FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded carrying value is as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$4,802,000	68.6%
Augusta, GA	6,023,000	55.3
Boston, MA	2,474,000	34.0
Fayetteville, NC	8,849,679	52.9
Fort Myers-Naples, FL	9,325,002	93.9
Greenville-New Bern-Jacksonville, NC	3,832,786	222.1
Las Vegas, NV	29,671,818	6.0
Miami-Fort Lauderdale, FL	44,467,689	97.5
Philadelphia, PA	48,116,842	86.4
West Palm Beach-Boca Raton, FL	1,855,000	42.7
Wilmington, DE	19,496,000	9.6

	$178,913,816

As a result of our annual test during the fourth quarter of 2011, we recorded no impairment losses related to our FCC broadcasting licenses. However there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2011, goodwill with an aggregate carrying amount of $13.6 million represented 5.3% of our total assets. We are required to test our goodwill for impairment if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

We assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2011 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts therefore we did not perform the two-step impairment test for any of our reporting units during 2011. No impairment losses related to our goodwill were recorded in 2011 however there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2011. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following summary table presents a comparison of our results of operations for the years ended December 31, 2010 and 2011 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2010	2011	$	%
Net revenue	$97,971,404	$97,698,634	$(272,770)	(0.3)%
Station operating expenses	64,577,927	63,320,617	(1,257,310)	(1.9)
Corporate general and administrative expenses	7,858,132	8,046,126	187,994	2.4
Interest expense	10,006,091	7,357,943	(2,648,148)	(26.5)
Income tax expense	5,267,536	6,725,731	1,458,195	27.7
Net income	7,985,625	10,100,325	2,114,700	26.5

Net Revenue. The $0.3 million decrease in net revenue during the year ended December 31, 2011 was primarily due to a $0.6 million decrease in advertising revenue at our Miami-Fort Lauderdale market cluster and a $0.3 million decrease in advertising revenue at our Las Vegas market cluster. These decreases were partially offset by a $0.6 million increase in advertising revenue at our Philadelphia market cluster.

Station Operating Expenses. The $1.3 million decrease in station operating expenses during the year ended December 31, 2011 was primarily due to a $0.7 million decrease at our Miami-Fort Lauderdale market cluster, a $0.3 million decrease at our Wilmington market cluster and a $0.3 million decrease at our Las Vegas market cluster resulting from cost containment measures.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the year ended December 31, 2011 were comparable to the same period in 2010.

Interest Expense. The $2.6 million decrease in interest expense during the year ended December 31, 2011 was due to repayments of borrowings under our credit facility and the expiration of interest rate swap agreements during the first and third quarters of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% for the years ended December 31, 2010 and 2011, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the year ended December 31, 2011 increased $2.1 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 33,983 shares of our Class A common stock for an aggregate $0.2 million during the year ended December 31, 2011.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the year ended December 31, 2011.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2010 and 2011 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2010	2011
Net cash provided by operating activities	$16,412,160	$20,668,341
Net cash used in investing activities	(906,418)	(2,327,766)
Net cash used in financing activities	(10,738,856)	(15,390,169)

Net increase in cash and cash equivalents	$4,766,886	$2,950,406

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $4.3 million during the year ended December 31, 2011 compared to the same period in 2010 primarily attributable to a $3.6 million decrease in cash paid for station operating expenses and a $2.7 million decrease in cash paid for interest. These increases were partially offset by a $1.8 million increase in income taxes due to cash payments of $1.2 million in 2011 and cash refunds of $0.6 million in 2010.

Net Cash Used In Investing Activities. Net cash used in investing activities in the year ended December 31, 2011 was primarily due to cash payments for capital expenditures of $1.4 million and to cash payments of $1.2 million for investments. Net cash used in investing activities for the same period in 2010 was primarily due to cash payments for capital expenditures of $1.2 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the year ended December 31, 2011 was primarily due to repayments of $15.3 million under our credit facility. Net cash used in financing activities for the same period in 2010 was primarily due to repayments of $9.8 million under our credit facility and payments of $0.6 million of loan fees related to the amended credit facility.

Credit Facility. As of February 14, 2012, the outstanding balance of our credit facility was $125.3 million. As of December 31, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $71.9 million. As of December 31, 2011, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% and 3.8125% as of December 31, 2010 and 2011, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2011, the scheduled repayments of the credit facility for the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$6,848,276	$6,848,276
2013	5,146,508	8,132,328	13,278,836
2014	20,426,389	8,560,346	28,986,735
2015	29,253,819	48,365,953	77,619,772

Total	$54,826,716	$71,906,903	$126,733,619

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On December 31, 2011, our consolidated total debt must not have exceeded 6.5 times our consolidated operating cash flow for the four quarters then ended. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ending.

•

Consolidated Fixed Charge Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on December 31, 2011 must not have been less than 1.05 times our consolidated fixed charges for the four quarters then ending. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2011, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.6 times, our consolidated interest coverage ratio was 3.94 times, and our consolidated fixed charge coverage ratio was 1.69 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of December 31, 2011, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $126.7 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

Related Party Transactions

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On May 28, 2010, we entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations. We may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statement of operations, were approximately $519,000 for the year ended December 31, 2011.

We lease radio towers for two radio stations under separate lease agreements from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreements expire on August 4, 2016. Under the original lease agreement, we were not required to make lease payments during the initial five-year term. We began making lease payments on August 4, 2011 however these payments were offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006 therefore no rental expense was reported for the year ended December 31, 2011. The lease agreements were approved by our Audit Committee. We believe that these lease agreements are on terms at least as favorable to us as could have been obtained from a third party.

We lease land for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 for the year ended December 31, 2011. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2011, the aggregate outstanding balance of the notes receivable was $2.9 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $185,000 for the year ended December 31, 2011.

We lease radio towers for 23 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $553,000 for the year ended December 31, 2011.

We lease a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $29,000 for the year ended December 31, 2011.

We lease property for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $158,000 for the year ended December 31, 2011.

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2011.

As of December 31, 2011, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2012	$809,670
2013	821,064
2014	754,525
2015	634,918
2016	582,987
Thereafter	2,180,998

Total	$5,784,162

Inflation

For the two fiscal years ended December 31, 2011, inflation has affected our performance in terms of higher costs for radio station operating expenses, including payroll and equipment. The exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

February 24, 2012

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,659,663	$13,610,069
Accounts receivable, less allowance for doubtful accounts of $907,819 in 2010 and $454,632 in 2011	18,376,987	17,759,610
Prepaid expenses	1,461,107	1,311,741
Deferred tax assets	—	146,816
Other current assets	1,742,118	2,010,349

Total current assets	32,239,875	34,838,585
Notes receivable from related parties	3,206,768	2,939,655
Property and equipment, net	20,575,250	19,761,117
FCC broadcasting licenses	178,913,816	178,913,816
Goodwill	13,629,364	13,629,364
Other assets	4,446,441	4,906,370

Total assets	$253,011,514	$254,988,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,925,283	$6,848,276
Accounts payable	688,710	906,780
Deferred tax liabilities	18,240	—
Derivative financial instruments	1,554,516	—
Other current liabilities	6,091,013	7,294,186

Total current liabilities	15,277,762	15,049,242
Long-term debt, net of current portion	135,064,472	119,885,343
Deferred tax liabilities	39,292,192	45,303,518
Other long-term liabilities	1,150,751	1,103,582

Total liabilities	190,785,177	181,341,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $.001 par value; 150,000,000 shares authorized; 8,708,806 issued and 6,023,131 outstanding in 2010; 8,819,290 issued and 6,099,632 outstanding in 2011	8,709	8,819
Class B common stock, $.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2010 and 2011	16,662	16,662
Additional paid-in capital	115,784,129	116,483,223
Treasury stock, Class A common stock; 2,685,675 in 2010; 2,719,658 shares in 2011	(14,213,542)	(14,427,679)
Accumulated deficit	(38,551,397)	(28,451,072)
Accumulated other comprehensive income (loss)	(818,224)	17,269

Stockholders’ equity	62,226,337	73,647,222

Total liabilities and stockholders’ equity	$253,011,514	$254,988,907

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2010	Year Ended December 31, 2011
Net revenue	$97,971,404	$97,698,634

Operating expenses:
Station operating expenses (including stock-based compensation of $55,547 in 2010 and $5,730 in 2011 and excluding depreciation and amortization shown separately below)	64,577,927	63,320,617
Corporate general and administrative expenses (including stock-based compensation of $683,313 in 2010 and $613,370 in 2011)	7,858,132	8,046,126
Depreciation and amortization	2,652,841	2,391,531

Total operating expenses	75,088,900	73,758,274
Operating income	22,882,504	23,940,360
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $3,159,560 in 2010 and $1,590,905 in 2011)	(10,006,091)	(7,357,943)
Other income (expense), net	376,748	243,639

Income before income taxes	13,253,161	16,826,056
Income tax expense	5,267,536	6,725,731

Net income	7,985,625	10,100,325
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $67,405 in 2010 and income tax benefit of $74,666 in 2011)	107,129	(118,668)
Change in fair value of derivative financial instruments (net of income tax benefit of $435,968 in 2010 and $14,053 in 2011)	(692,897)	(22,336)
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $1,220,222 in 2010 and $614,408 in 2011)	1,939,338	976,497

Other comprehensive income	1,353,570	835,493

Comprehensive income	$9,339,195	$10,935,818

Net income per share:
Basic	$0.36	$0.45
Diluted	$0.35	$0.45
Weighted average shares outstanding:
Basic	22,493,350	22,593,327
Diluted	22,575,068	22,685,661

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2010	8,608,280	8,608	16,662,743	16,662	115,045,370	(2,619,795)	(13,921,812)	(46,537,022)	(2,171,794)	52,440,012
Stock-based compensation	100,526	101	—	—	738,759	—	—	—	—	738,860
Purchase of treasury stock	—	—	—	—	—	(65,880)	(291,730)	—	—	(291,730)
Net income	—	—	—	—	—	—	—	7,985,625	—	7,985,625
Other comprehensive income	—	—	—	—	—	—	—	—	1,353,570	1,353,570

Balances as of December 31, 2010	8,708,806	8,709	16,662,743	16,662	115,784,129	(2,685,675)	(14,213,542)	(38,551,397)	(818,224)	62,226,337
Stock-based compensation	110,484	110	—	—	618,990	—	—	—	—	619,100
Tax benefit from vesting of restricted stock	—	—	—	—	80,104	—	—	—	—	80,104
Purchase of treasury stock	—	—	—	—	—	(33,983)	(214,137)	—	—	(214,137)
Net income	—	—	—	—	—	—	—	10,100,325	—	10,100,325
Other comprehensive income	—	—	—	—	—	—	—	—	835,493	835,493

Balances as of December 31, 2011	8,819,290	8,819	16,662,743	16,662	116,483,223	(2,719,658)	(14,427,679)	(28,451,072)	17,269	73,647,222

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2011
Cash flows from operating activities:
Net income	$7,985,625	$10,100,325
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	738,860	619,100
Provision for bad debts	1,549,705	1,164,058
Depreciation and amortization	2,652,841	2,391,531
Amortization of loan fees	319,479	395,113
Deferred income taxes	6,140,012	5,127,247
Change in operating assets and liabilities:
Accounts receivable	(1,753,678)	(698,214)
Prepaid expenses	89,017	149,366
Other assets	(132,325)	563,243
Accounts payable	(1,747,777)	218,070
Other liabilities	711,724	1,047,730
Other operating activities	(141,323)	(409,228)

Net cash provided by operating activities	16,412,160	20,668,341

Cash flows from investing activities:
Capital expenditures	(1,158,016)	(1,444,879)
Payments for investments	—	(1,150,000)
Repayment of notes receivable from related parties	251,598	267,113

Net cash used in investing activities	(906,418)	(2,327,766)

Cash flows from financing activities:
Principal payments on indebtedness	(9,836,961)	(15,256,136)
Payments of loan fees	(610,165)	—
Tax benefit from vesting of restricted stock	—	80,104
Payments for treasury stock	(291,730)	(214,137)

Net cash used in financing activities	(10,738,856)	(15,390,169)

Net increase in cash and cash equivalents	4,766,886	2,950,406
Cash and cash equivalents at beginning of period	5,892,777	10,659,663

Cash and cash equivalents at end of period	$10,659,663	$13,610,069

Cash paid for interest	$9,699,700	$6,988,006

Cash paid (refunded) for income taxes	$(629,205)	$1,150,000

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$157,342	$132,519

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

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. The licenses are not amortized but are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired. The annual test, which is performed as of November 30, compares the fair value of the licenses with their carrying amounts. If the carrying amounts of the licenses exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. The Company combines its licenses into reporting units based on its market clusters for impairment testing purposes. The Company estimates the fair value of its licenses using discounted future cash flows. The discounted cash flow model includes certain assumptions including: (i) the projected growth rate for radio advertising revenue in each market, (ii) average market share and profit margin for each class of license in each market, (iii) estimated capital start-up capital costs, and (iv) the determination of an appropriate discount rate. If the Company had made different assumptions or used different estimates the fair value of its licenses could have been materially different. There were no changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2010 and 2011. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 2.7 years.

Goodwill

Goodwill is tested if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, the Company has identified its market clusters as its reporting units. There were no changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011.

Investment

Other assets include a noncontrolling interest in Quu, Inc. which is accounted for under the cost method of accounting. Under the cost method of accounting investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investment is not estimated, as it is impracticable to do so. As of December 31, 2011, the carrying value of the investment in Quu, Inc. is $0.9 million. The Company has an option to purchase additional shares for $0.2 million which expires on May 31, 2013.

Loan Fees

Debt issuance costs are capitalized and accounted for as interest expense using the effective interest method over the life of the related debt.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income, including unrealized gain (loss) on available-for-sale securities and changes in fair value of derivative financial instruments designated as cash flow hedges.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded. Trade sales revenue was $3.7 million and $4.0 million for the years ended December 31, 2010 and 2011, respectively. Trade sales expenses were $3.6 million for the years ended December 31, 2010 and 2011.

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

Earnings per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted net income per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Concentrations of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 48.1% and 48.2% of the Company’s net revenue during 2010 and 2011, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance for comprehensive income which requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the new guidance during the fourth quarter of 2011.

In September 2011, the FASB issued guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the new guidance during the fourth quarter of 2011.

(3) Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2010	2011
Land, buildings and improvements	$16,737,279	$16,853,353	15-30
Broadcast equipment	19,434,900	19,675,408	5-15
Transportation equipment	1,878,788	1,813,494	5
Office equipment	3,026,787	2,904,201	5-10
Construction in progress	496,644	823,940	—

	41,574,398	42,070,396
Less accumulated depreciation and amortization	(20,999,148)	(22,309,279)

	$20,575,250	$19,761,117

The Company recorded depreciation expense of $2.7 million and $2.4 million for the years ended December 31, 2010 and 2011, respectively.

(4) Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2010	2011
Accrued payroll	$2,397,605	$1,914,674
Deferred rent	801,456	1,186,843
Deferred revenue	756,841	1,044,064
Trade sales payable	905,637	1,013,911
Deferred program rights	—	840,373
Other accrued expenses	1,229,474	1,294,321

	$6,091,013	$7,294,186

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
	2010	2011
Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	87,163,039	71,906,903

	141,989,755	126,733,619
Less current portion	(6,925,283)	(6,848,276)

	$135,064,472	$119,885,343

As of December 31, 2011, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $71.9 million. As of December 31, 2011, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.8125% as of December 31, 2011 and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of December 31, 2010, the credit facility consisted of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $87.2 million. The revolving credit loan and term loan carried interest, based on LIBOR, at 4.0625% as of December 31, 2010.

As of December 31, 2011, the scheduled repayments of the credit facility for the next four years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$6,848,276	$6,848,276
2013	5,146,508	8,132,328	13,278,836
2014	20,426,389	8,560,346	28,986,735
2015	29,253,819	48,365,953	77,619,772

Total	$54,826,716	$71,906,903	$126,733,619

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of December 31, 2011, these financial covenants included:

•

Consolidated Total Debt Ratio. On December 31, 2011, the Company’s consolidated total debt must not have exceeded 6.5 times its consolidated operating cash flow for the four quarters then ended. For the period from January 1, 2012 through June 30, 2015, the maximum ratio is 4.75 times.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

•

Consolidated Fixed Charge Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on December 31, 2011 must not have been less than 1.05 times its consolidated fixed charges for the four quarters then ending. For the period from January 1, 2012 through June 30, 2015, the minimum ratio is 1.1 times. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of December 31, 2011, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of December 31, 2011, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $126.7 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(6) Derivative Financial Instruments

The Company’s interest rate swap agreements expired in 2011 therefore it is no longer a party to any derivative financial instruments. Prior to these expirations, the Company used interest rate swap agreements as part of its interest rate risk management strategy to fix its cost of variable rate debt and designated those swap agreements as cash flow hedges of its variable rate debt. The fair values of the expired interest rate swap agreements were determined using observable inputs. The inputs were quotes from the counterparties to the interest rate swap agreements.

A summary of the expired interest rate swap agreements designated as cash flow hedges is as follows:

	December 31, 2010	December 31, 2011
Notional amounts	$110,000,000	$—
Weighted average pay rates (fixed)	6.89%	—
Weighted average receive rates (LIBOR indexed)	4.06%	—
Weighted average maturity	0.6 years	—
Fair value reported in current liabilities	$1,554,516	$—

A summary of activity relating to the expired interest rate swap agreements designated as cash flow hedges is as follows:

	Year ended December 31,
	2010	2011
Loss recognized in other comprehensive income	$(1,128,865)	$(36,389)
Loss reclassified from other comprehensive income to interest expense	3,159,560	1,590,905

(7) Stockholders’ Equity

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

The Company’s credit agreement prohibits it from repurchasing additional shares of its common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to repurchase up to an aggregate of $10.0 million of its common stock. The Company’s credit agreement does permit it to repurchase up to $0.5 million of its common stock per year in connection with vesting of restricted stock. The Company paid $0.3 million to repurchase 65,880 shares in 2010 and $0.2 million to purchase 33,983 shares in 2011.

The Company’s credit agreement prohibits it from paying cash dividends on its common stock until its consolidated total debt is less than five times its consolidated operating cash flow at which time the Company is permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. The Company did not pay any cash dividends in 2010 or 2011.

(8) Stock-Based Compensation

The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) permits the Company to issue up to 4.0 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive shares of restricted stock, stock options or other stock-based awards. The restricted stock awards that have been granted under the 2007 Plan generally vest over one to five years of service.

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2010	118,665	$1.98
Granted	110,000	4.37
Vested	(90,665)	1.53
Forfeited	(1,000)	3.57

Unvested as of December 31, 2010	137,000	4.32
Granted	120,250	6.07
Vested	(104,000)	4.28
Forfeited	(4,666)	5.99

Unvested as of December 31, 2011	148,584	4.26

As of December 31, 2011, there was $0.3 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2010	129,691	$6.26
Vested	(106,850)	7.21
Forfeited	(8,474)	3.57

Unvested as of December 31, 2010	14,367	3.57
Vested	(6,934)	3.57
Forfeited	(5,100)	5.99

Unvested as of December 31, 2011	2,333	5.99

A summary of stock option activity under the 2000 Plan is presented below:

	Stock Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2010	2,529,084	$15.26
Forfeited	(2,346,000)	15.36

Outstanding as of December 31, 2010	183,084	13.92
Forfeited	(5,000)	14.10

Outstanding and exercisable as of December 31, 2011	178,084	13.92

As of December 31, 2011, the weighted-average remaining contractual term was 1.9 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(9) Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2010	2011
Federal:
Current	$—	$1,395,568
Deferred	4,458,407	4,191,095

	4,458,407	5,586,663
State:
Current	—	—
Deferred	809,129	1,139,068

	809,129	1,139,068

	$5,267,536	$6,725,731

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2010	2011
Expected tax expense	$4,506,075	$5,720,859
State income taxes, net of federal benefit	534,025	751,785
Change in valuation allowance	(77,099)	59,553
Non-deductible items	304,535	193,534

	$5,267,536	$6,725,731

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2011
Deferred tax assets:
Allowance for doubtful accounts	$350,600	$335,624
Other assets	514,990	547,327
Accrued expenses	336,670	485,506
Derivative financial instruments	600,354	—
Other long-term liabilities	444,420	426,203
Stock-based compensation	368,006	425,699
Net operating losses	895,871	638,858

Subtotal	3,510,911	2,859,217
Valuation allowance	(594,366)	(653,919)

Total	2,916,545	2,205,298

Deferred tax liabilities:
Prepaid expenses	(799,584)	(674,314)
Property and equipment	(1,512,446)	(1,561,300)
Intangibles	(39,914,947)	(45,126,386)

Total	(42,226,977)	(47,362,000)

Net deferred tax liabilities	$(39,310,432)	$(45,156,702)

As of December 31, 2011, the Company has state net operating losses of $13.8 million, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2010 and 2011, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2007.

(10) Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2010	2011
Net income	$7,985,625	$10,100,325

Weighted-average shares outstanding:
Basic	22,493,350	22,593,327
Effect of dilutive securities:
Stock options	—	—
Restricted stock	81,718	92,334

Diluted	22,575,068	22,685,661

Net income per basic share	$0.36	$0.45

Net income per diluted share	$0.35	$0.45

(11) Related Party Transactions

Notes receivable from related parties totaling $2.9 million as of December 31, 2011 are due from Beasley Family Towers, Inc. (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $201,000 and $185,000 for the years ended December 31, 2010 and 2011, respectively.

The Company leases radio towers for 23 radio stations under separate lease agreements from BFT. The lease agreements expire on December 28, 2020. Rental expense was approximately $546,000 and $553,000 for the years ended December 31, 2010 and 2011, respectively.

The Company leases radio towers for two radio stations under separate lease agreements from BFT. The lease agreements expire on August 4, 2016. Under the original lease agreement, the Company was not required to make lease payments during the initial five-year term therefore no rental expense was reported for the year ended December 31, 2010. The Company began making lease payments on August 4, 2011 however these payments were offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006 therefore no rental expense was reported for the year ended December 31, 2011.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, Inc., which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $28,000 and $29,000 for the years ended December 31, 2010 and 2011, respectively.

The Company leases property for five radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $148,000 and $158,000 for the years ended December 31, 2010 and 2011, respectively.

The Company leases land for nine radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 for the years ended December 31, 2010 and 2011.

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the years ended December 31, 2010 and 2011.

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2013 and includes an option to purchase the two managed radio stations. The Company may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statement of operations, were approximately $198,000 and $519,000 for the years ended December 31, 2010 and 2011, respectively.

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

As of December 31, 2011, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2012	$809,670
2013	821,064
2014	754,525
2015	634,918
2016	582,987
Thereafter	2,180,998

Total	$5,784,162

(12) Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.5 million and $2.4 million for the years ended December 31, 2010 and 2011, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2011, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2012	$7,146,249
2013	6,030,752
2014	1,544,564
2015	1,462,727
2016	1,269,975
Thereafter	8,831,107

Total	$26,285,374

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(13) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.9 million as of December 31, 2011, compared with a fair value of $3.4 million based on current market interest rates. The carrying amount of notes receivable from related parties was $3.2 million as of December 31, 2010, compared with a fair value of $3.7 million.

The carrying amount of long-term debt, including the current installments, was $126.7 million as of December 31, 2011 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $142.0 million as of December 31, 2010 and approximated fair value due to the variable interest rate.

(14) Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. The Internal Revenue Code, however, limited contributions to $16,500 or $22,000 if aged 50 years or older, in 2010 and 2011. There were no employer matching contributions in 2010 and 2011.

(15) Fair Value Measurements

The fair value measurements of the Company’s financial assets and liabilities are categorized as follows:

		Value Measurements At Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements—current liabilities	$1,554,516	$—	$1,554,516	$—

The fair value of these derivatives was determined using observable inputs. The inputs were quotes from the counterparties to the swap agreements.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010 and 2011

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts (deducted from accounts receivable)	758,815	1,549,705	1,400,701	907,819
Valuation allowance for deferred tax assets	671,465	3,805	80,904	594,366
Year ended December 31, 2011:
Allowance for doubtful accounts (deducted from accounts receivable)	907,819	1,164,058	1,617,245	454,632
Valuation allowance for deferred tax assets	594,366	74,665	15,112	653,919

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011, the end of the period covered by this report.

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

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2012. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2012 Proxy Statement. The section entitled “Compensation Committee Report” in the 2012 Proxy Statement is not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2012 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b) Exhibits.

Exhibit Number	Description

3.1	Amended certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (3)

10.2	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (4)

10.3	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (5)

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (6)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (7)

10.6	Credit agreement between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, Bank of New York, as syndication agent, Harris Nesbitt and BNY Capital Markets, Inc. as co-lead arrangers, Bank of America N.A., ING Capital, LLC and Wells Fargo, National Association, as co-documentation agents, and other financial institutions, dated February 27, 2004. (8)

10.7	First amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 18, 2004. (9)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (10)

10.9	Second amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated June 27, 2005. (11)

10.10	Third amendment to credit agreement dated February 27, 2004 between Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated January 30, 2006. (12)

10.11	Fourth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated February 1, 2007. (13)

10.12	Fifth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated April 13, 2007. (14)

10.13	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (15)

10.14	Sixth amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and other financial institutions, dated March 13, 2009. (16)

Exhibit Number	Description

10.15	Seventh amendment to credit agreement dated February 27, 2004 by, between and among Beasley Mezzanine Holdings, LLC, Bank of Montreal, Chicago Branch, as administrative agent, and the lenders thereto, dated March 5, 2010. (17)

21.1	Subsidiaries of the Company. (18)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(4)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(5)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(6)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(7)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(8)	Incorporated by reference to Exhibit 10.8 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2004.
(9)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated August 5, 2004.
(10)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(11)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 30, 2005.
(12)	Incorporated by reference to Exhibit 10.11 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 8, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q dated May 7, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 18, 2007.
(15)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated March 17, 2009.
(17)	Incorporated by reference to Exhibit 10.15 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 11, 2010.
(18)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley Chairman of the Board and Chief Executive Officer

Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2012

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 24, 2012

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	February 24, 2012

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	February 24, 2012

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	February 24, 2012

/S/ JOE B. COX Joe B. Cox	Director	February 24, 2012

/S/ MARK S. FOWLER Mark S. Fowler	Director	February 24, 2012

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	February 24, 2012