Form 10-Q
period 2012-03-31
BEASLEY BROADCAST GROUP INC
filed 2012-05-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Class A Common Stock, $.001 par value, 6,147,878 Shares Outstanding as of April 27, 2012

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of April 27, 2012

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,610,069	$15,317,026
Accounts receivable, less allowance for doubtful accounts of $454,632 in 2011 and $470,482 in 2012	17,759,610	15,396,829
Prepaid expenses	1,311,741	2,273,395
Deferred tax assets	146,816	—
Other current assets	2,010,349	2,138,573

Total current assets	34,838,585	35,125,823
Notes receivable from related parties	2,939,655	2,870,340
Property and equipment, net	19,761,117	18,492,573
FCC broadcasting licenses	178,913,816	178,958,816
Goodwill	13,629,364	13,629,364
Other assets	4,906,370	6,104,826

Total assets	$254,988,907	$255,181,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,848,276	$6,688,264
Accounts payable	906,780	966,135
Deferred tax liabilities	—	188,230
Other current liabilities	7,294,186	7,041,662

Total current liabilities	15,049,242	14,884,291
Long-term debt, net of current portion	119,885,343	116,693,177
Deferred tax liabilities	45,303,518	46,527,598
Other long-term liabilities	1,103,582	1,074,722

Total liabilities	181,341,685	179,179,788
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $.001 par value; 150,000,000 shares authorized; 8,819,290 issued and 6,099,632 outstanding in 2011; 8,899,290 issued and 6,148,878 outstanding in 2012	8,819	8,899
Class B common stock, $.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2011 and 2012	16,662	16,662
Additional paid-in capital	116,483,223	116,532,932
Treasury stock, Class A common stock; 2,719,658 in 2011; 2,750,412 shares in 2012	(14,427,679)	(14,531,397)
Accumulated deficit	(28,451,072)	(26,043,076)
Accumulated other comprehensive income	17,269	17,934

Stockholders’ equity	73,647,222	76,001,954

Total liabilities and stockholders’ equity	$254,988,907	$255,181,742

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2012
Net revenue	$23,052,102	$23,298,608

Operating expenses:
Station operating expenses (including stock-based compensation of $13,230 in 2011 and $2,771 in 2012 and excluding depreciation and amortization shown separately below)	15,431,981	15,505,304
Corporate general and administrative expenses (including stock-based compensation of $140,349 in 2011 and $127,122 in 2012)	2,056,856	2,040,345
Depreciation and amortization	619,192	514,049

Total operating expenses	18,108,029	18,059,698
Operating income	4,944,073	5,238,910
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $781,972 in 2011)	(2,366,839)	(1,346,171)
Other income (expense), net	795	74,306

Income before income taxes	2,578,029	3,967,045
Income tax expense	1,028,633	1,559,049

Net income	1,549,396	2,407,996
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $13,234 in 2011 and $418 in 2012)	21,033	665
Change in fair value of derivative financial instruments (net of income tax benefit of $7,104 in 2011)	(11,291)	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $301,998 in 2011)	479,974	—

Other comprehensive income	489,716	665

Comprehensive income	$2,039,112	$2,408,661

Net income per share:
Basic and diluted	$0.07	$0.11
Weighted average shares outstanding:
Basic	22,564,065	22,641,225
Diluted	22,603,771	22,661,073

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net income	$1,549,396	$2,407,996
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	153,579	129,893
Provision for bad debts	319,700	267,370
Depreciation and amortization	619,192	514,049
Amortization of loan fees	91,976	93,890
Deferred income taxes	976,929	1,559,791
Change in operating assets and liabilities:
Accounts receivable	1,986,743	2,095,411
Prepaid expenses	(924,385)	(961,654)
Other assets	(519,806)	14,497
Accounts payable	324,602	59,355
Other liabilities	(89,223)	(189,526)
Other operating activities	(108,803)	(385,584)

Net cash provided by operating activities	4,379,900	5,605,488

Cash flows from investing activities:
Capital expenditures	(244,716)	(369,346)
Payments for investments	(850,000)	(62,500)
Repayment of notes receivable from related parties	65,288	69,315

Net cash used in investing activities	(1,029,428)	(362,531)

Cash flows from financing activities:
Principal payments on indebtedness	(3,171,283)	(3,352,178)
Tax benefit (shortfall) from vesting of restricted stock	85,972	(80,104)
Payments for treasury stock	(204,452)	(103,718)

Net cash used in financing activities	(3,289,763)	(3,536,000)

Net increase in cash and cash equivalents	60,709	1,706,957
Cash and cash equivalents at beginning of period	10,659,663	13,610,069

Cash and cash equivalents at end of period	$10,720,372	$15,317,026

Cash paid for interest	$2,267,538	$1,252,033

Cash paid for income taxes	$350,000	$14,500

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$42,354	$1,799

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2012 is as follows:

Balance as of December 31, 2011	$178,913,816
Acquisition of translator license	45,000

Balance as of March 31, 2012	$178,958,816

On January 17, 2012, the Company began using a translator to rebroadcast the programming of one of its radio stations in Augusta, GA. The Company acquired the translator license from Edgewater Broadcasting, Inc. for $45,000. Translator licenses are generally granted for renewable terms of eight years. The licenses are not amortized but are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(3)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2011	March 31, 2012
Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	71,906,903	68,554,725

	126,733,619	123,381,441
Less current installments	(6,848,276)	(6,688,264)

	$119,885,343	$116,693,177

As of March 31, 2012, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $68.6 million. As of March 31, 2012, the Company had $7.9 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.8125% and 3.75% as of December 31, 2011 and March 31, 2012, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2012, the scheduled repayments of the credit facility for the remainder of 2012 and the next three years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$5,016,199	$5,016,199
2013	5,146,508	7,942,316	13,088,824
2014	20,426,389	8,360,332	28,786,721
2015	29,253,819	47,235,878	76,489,697

Total	$54,826,716	$68,554,725	$123,381,441

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2012, these financial covenants included:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not exceed 4.75 times its consolidated operating cash flow for the four quarters then ended.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

•

Consolidated Fixed Charge Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 1.1 times its consolidated fixed charges for the four quarters then ended. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2012, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of March 31, 2012, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $123.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

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

A summary of activity relating to the expired interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended March 31,
	2011	2012
Loss recognized in other comprehensive income	$(18,395)	$—
Loss reclassified from other comprehensive income to interest expense	781,972	—

(5)	Stock-Based Compensation

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2012	148,584	$4.26
Granted	80,000	3.63
Vested	(88,683)	6.16

Unvested as of March 31, 2012	139,901	$4.00

As of March 31, 2012, there was $0.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2012	2,333	$5.99
Vested	(2,333)	5.99

Unvested as of March 31, 2012	—	$—

As of March 31, 2012, there were 178,084 exercisable stock options outstanding with a weighted-average exercise price of $13.92. The weighted-average remaining contractual term was 1.7 years and the aggregate intrinsic value was zero.

(6)	Income Taxes

The Company’s effective tax rate was approximately 40% and 39% for the three months ended March 31, 2011 and 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

(7)	Non-Cash Operating and Investing Activities

During the first quarter of 2012, the Company finalized the terms of a long-term lease agreement for a radio tower in Boston, MA. The terms of the agreement resulted in a $1.3 million reclassification of leasehold improvements previously reported in property and equipment to long-term prepaid rent in other assets.

(8)	Related Party Transaction

On February 14, 2012, the Company contributed an additional $62,500 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.9 million as of March 31, 2012, compared with a fair value of $3.3 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.9 million as of December 31, 2011, compared with a fair value of $3.4 million.

The carrying amount of long-term debt, including the current installments, was $123.4 million as of March 31, 2012 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $126.7 million as of December 31, 2011 and approximated fair value due to the variable interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2012.

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

Recent Developments

On February 14, 2012, we contributed an additional $62,500 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On January 17, 2012, we began using a translator to rebroadcast the programming of one of our radio stations in Augusta, GA. We acquired the translator license from Edgewater Broadcasting, Inc. for $45,000.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the first quarter of 2012.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2011	2012	$	%
Net revenue	$23,052,102	$23,298,608	$246,506	1.1%
Station operating expenses	15,431,981	15,505,304	73,323	0.5
Corporate general and administrative expenses	2,056,856	2,040,345	(16,511)	(0.8)
Interest expense	2,366,839	1,346,171	(1,020,668)	(43.1)
Income tax expense	1,028,633	1,559,049	530,416	51.6
Net income	1,549,396	2,407,996	858,600	55.4

Net Revenue. The $0.2 million increase in net revenue during the three months ended March 31, 2012 was primarily due to a $0.2 million increase in advertising revenue at our Fayetteville market cluster.

Station Operating Expenses. Station operating expenses during the three months ended March 31, 2012 were comparable to the same period in 2011.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2012 were comparable to the same period in 2011.

Interest Expense. The $1.0 million decrease in interest expense during the three months ended March 31, 2012 was due to repayments of borrowings under our credit facility and the expiration of interest rate swap agreements during the first and third quarters of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% and 39% for the three months ended March 31, 2011 and 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the three months ended March 31, 2012 increased $0.9 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 30,754 shares of our Class A common stock for an aggregate $0.1 million during the three months ended March 31, 2012.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the three months ended March 31, 2012.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2011 and 2012 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2011	2012
Net cash provided by operating activities	$4,379,900	$5,605,488
Net cash used in investing activities	(1,029,428)	(362,531)
Net cash used in financing activities	(3,289,763)	(3,536,000)

Net increase in cash and cash equivalents	$60,709	$1,706,957

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $1.2 million during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a $1.0 million decrease in cash paid for interest and a $0.3 million decrease in cash paid for income taxes. These increases in net cash provided by operating activities were partially offset by a $0.3 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2012 was primarily due to cash payments for capital expenditures of $0.4 million. Net cash used in investing activities for the same period in 2011 was primarily due to cash payments of $0.8 million for investments and cash payments for capital expenditures of $0.2 million.

Net Cash Used In Financing Activities. Net cash used in financing activities in the three months ended March 31, 2012 was primarily due to repayments of $3.4 million under our credit facility and $0.1 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2011 was primarily due to repayments of $3.2 million under our credit facility and payments of $0.2 million for repurchases of our Class A common stock.

Credit Facility. As of April 27, 2012, the outstanding balance of our credit facility was $123.4 million. As of March 31, 2012, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $68.6 million. As of March 31, 2012, we had $7.9 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.8125% and 3.75% as of December 31, 2011 and March 31, 2012, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of March 31, 2012, the scheduled repayments of the credit facility for the remainder of 2012 and the next three years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$5,016,199	$5,016,199
2013	5,146,508	7,942,316	13,088,824
2014	20,426,389	8,360,332	28,786,721
2015	29,253,819	47,235,878	76,489,697

Total	$54,826,716	$68,554,725	$123,381,441

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of March 31, 2012, these financial covenants included:

•

Consolidated Total Debt Ratio. Our consolidated total debt for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not exceed 4.75 times our consolidated operating cash flow for the four quarters then ended.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

•

Consolidated Fixed Charge Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through June 30, 2015 must not be less than 1.1 times our consolidated fixed charges for the four quarters then ended. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2012, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.46 times, our consolidated interest coverage ratio was 4.62 times, and our consolidated fixed charge coverage ratio was 1.78 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of March 31, 2012, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $123.4 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risks affecting our Company during the first quarter of 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2012	—	$—	—	$—
February 1 – 29, 2012	28,250	3.31	—	—
March 1 – 31, 2012	2,504	4.09	—	—

Total	30,754

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended March 31, 2012, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends in 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 4, 2012	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 4, 2012	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)