Form 10-Q
period 2012-06-30
BEASLEY BROADCAST GROUP INC
filed 2012-08-03
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Class A Common Stock, $.001 par value, 6,147,878 Shares Outstanding as of July 27, 2012

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of July 27, 2012

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,610,069	$15,397,228
Accounts receivable, less allowance for doubtful accounts of $454,632 in 2011 and $608,887 in 2012	17,759,610	16,829,062
Prepaid expenses	1,311,741	2,805,766
Deferred tax assets	146,816	—
Other current assets	2,010,349	2,394,789

Total current assets	34,838,585	37,426,845
Notes receivable from related parties	2,939,655	2,799,981
Property and equipment, net	19,761,117	18,452,483
FCC broadcasting licenses	178,913,816	178,958,816
Goodwill	13,629,364	13,629,364
Other assets	4,906,370	6,334,835

Total assets	$254,988,907	$257,602,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,848,276	$6,942,545
Accounts payable	906,780	781,384
Deferred tax liabilities	—	214,922
Other current liabilities	7,294,186	7,794,005

Total current liabilities	15,049,242	15,732,856
Long-term debt, net of current portion	119,885,343	113,225,766
Deferred tax liabilities	45,303,518	47,644,210
Other long-term liabilities	1,103,582	1,045,862

Total liabilities	181,341,685	177,648,694
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $.001 par value; 150,000,000 shares authorized; 8,819,290 issued and 6,099,632 outstanding in 2011; 8,899,290 issued and 6,147,878 outstanding in 2012	8,819	8,899
Class B common stock, $.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2011 and 2012	16,662	16,662
Additional paid-in capital	116,483,223	116,640,995
Treasury stock, Class A common stock; 2,719,658 in 2011; 2,751,412 shares in 2012	(14,427,679)	(14,535,617)
Accumulated deficit	(28,451,072)	(22,182,006)
Accumulated other comprehensive income	17,269	4,697

Stockholders’ equity	73,647,222	79,953,630

Total liabilities and stockholders’ equity	$254,988,907	$257,602,324

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2011	2012
Net revenue	$25,514,187	$24,790,965

Operating expenses:
Station operating expenses (including stock-based compensation of $9,420 in 2011 and $4,741 in 2012 and excluding depreciation and amortization shown separately below)	16,417,577	14,634,886
Corporate general and administrative expenses (including stock-based compensation of $162,561 in 2011 and $103,322 in 2012)	2,042,147	1,940,349
Depreciation and amortization	616,061	516,452

Total operating expenses	19,075,785	17,091,687
Operating income	6,438,402	7,699,278
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $405,437 in 2011)	(1,847,733)	(1,265,985)
Other income (expense), net	113,798	(89,374)

Income before income taxes	4,704,467	6,343,919
Income tax expense	1,891,648	2,482,849

Net income	2,812,819	3,861,070
Other comprehensive income:
Unrealized gain on securities (net of income tax benefit of $54,635 in 2011 and $8,329 in 2012)	(86,832)	(13,237)
Change in fair value of derivative financial instruments (net of income tax benefit of $7,055 in 2011)	(11,212)	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $156,580 in 2011)	248,857	—

Other comprehensive income (loss)	150,813	(13,237)

Comprehensive income	$2,963,632	$3,847,833

Net income per share:
Basic and diluted	$0.12	$0.17
Weighted average shares outstanding:
Basic	22,601,496	22,674,258
Diluted	22,651,201	22,733,063

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2011	2012
Net revenue	$48,566,289	$48,089,573

Operating expenses:
Station operating expenses (including stock-based compensation of $22,650 in 2011 and $7,512 in 2012 and excluding depreciation and amortization shown separately below)	31,849,558	30,140,190
Corporate general and administrative expenses (including stock-based compensation of $302,910 in 2011 and $230,444 in 2012)	4,099,003	3,980,694
Depreciation and amortization	1,235,253	1,030,501

Total operating expenses	37,183,814	35,151,385
Operating income	11,382,475	12,938,188
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $1,187,409 in 2011)	(4,214,572)	(2,612,156)
Other income (expense), net	114,593	(15,068)

Income before income taxes	7,282,496	10,310,964
Income tax expense	2,920,281	4,041,898

Net income	4,362,215	6,269,066
Other comprehensive income:
Unrealized gain on securities (net of income tax benefit of $41,401 in 2011 and $7,911 in 2012)	(65,799)	(12,572)
Change in fair value of derivative financial instruments (net of income tax benefit of $14,159 in 2011)	(22,503)	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $458,578 in 2011)	728,831	—

Other comprehensive income (loss)	640,529	(12,572)

Comprehensive income	$5,002,744	$6,256,494

Net income per share:
Basic and diluted	$0.19	$0.28
Weighted average shares outstanding:
Basic	22,582,884	22,657,742
Diluted	22,637,976	22,707,464

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$4,362,215	$6,269,066
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	325,560	237,956
Provision for bad debts	576,754	529,330
BMI music license fee settlement	—	(770,654)
Depreciation and amortization	1,235,253	1,030,501
Amortization of loan fees	182,877	186,309
Deferred income taxes	2,724,529	2,689,858
Change in operating assets and liabilities:
Accounts receivable	275,730	401,218
Prepaid expenses	(509,012)	(723,371)
Other assets	(659,453)	(479,066)
Accounts payable	205,638	(125,396)
Other liabilities	360,617	361,866
Other operating activities	(185,306)	(443,475)

Net cash provided by operating activities	8,895,402	9,164,142

Cash flows from investing activities:
Capital expenditures	(566,365)	(700,807)
Payments for investments	(850,000)	(62,500)
Repayment of notes receivable from related parties	131,557	139,674

Net cash used in investing activities	(1,284,808)	(623,633)

Cash flows from financing activities:
Principal payments on indebtedness	(6,241,018)	(6,565,308)
Tax benefit (shortfall) from vesting of restricted stock	88,551	(80,104)
Payments for treasury stock	(210,912)	(107,938)

Net cash used in financing activities	(6,363,379)	(6,753,350)

Net increase in cash and cash equivalents	1,247,215	1,787,159
Cash and cash equivalents at beginning of period	10,659,663	13,610,069

Cash and cash equivalents at end of period	$11,906,878	$15,397,228

Cash paid for interest	$4,044,513	$2,443,066

Cash paid for income taxes	$700,000	$1,677,500

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$63,290	$55,804

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

(2)	Recent Accounting Pronouncement

In July 2012, the FASB issued guidance to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

(3)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2012 is as follows:

Balance as of December 31, 2011	$178,913,816
Acquisition of translator license	45,000

Balance as of June 30, 2012	$178,958,816

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

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2011	June 30, 2012
Credit facility:
Revolving credit loan	$54,826,716	$54,826,716
Term loan	71,906,903	65,341,595

	126,733,619	120,168,311
Less current installments	(6,848,276)	(6,942,545)

	$119,885,343	$113,225,766

As of June 30, 2012, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $65.3 million. As of June 30, 2012, the Company had $10.2 million in remaining commitments available under the revolving credit loan of its credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At the Company’s election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by the Company’s debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.8125% and 3.8021% as of December 31, 2011 and June 30, 2012, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2012, the scheduled repayments of the credit facility for the remainder of 2012 and the next three years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$3,267,080	$3,267,080
2013	5,146,508	7,759,315	12,905,823
2014	20,426,389	8,167,700	28,594,089
2015	29,253,819	46,147,500	75,401,319

Total	$54,826,716	$65,341,595	$120,168,311

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2012, these financial covenants included:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt for the four quarters ending on the last day of each fiscal quarter through maturity must not exceed 4.75 times its consolidated operating cash flow for the four quarters then ended.

•

Consolidated Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

•

Consolidated Fixed Charge Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 1.1 times its consolidated fixed charges for the four quarters then ended. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2012, the Company was in compliance with all applicable financial covenants under its credit agreement.

The credit facility is secured by substantially all of the Company’s assets and is guaranteed jointly and severally by all of the Company’s subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the subsidiaries may be required to perform under their guarantees. As of June 30, 2012, the maximum amount of undiscounted payments the subsidiaries would have had to make in the event of default was $120.2 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

(5)	Derivative Financial Instruments

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

A summary of activity relating to the expired interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended June 30,
	2011	2012
Loss recognized in other comprehensive income	$(18,267)	$—
Loss reclassified from other comprehensive income to interest expense	405,437	—

	Six months ended June 30,
	2011	2012
Loss recognized in other comprehensive income	$(36,662)	$—
Loss reclassified from other comprehensive income to interest expense	1,187,409	—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2012	139,901	$4.00
Vested	(4,000)	4.79

Unvested as of June 30, 2012	135,901	$3.98

As of June 30, 2012, there was $0.4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan. As of June 30, 2012, there were 178,084 exercisable stock options outstanding with a weighted-average exercise price of $13.92. The weighted-average remaining contractual term was 1.4 years and the aggregate intrinsic value was zero.

(7)	Income Taxes

The Company’s effective tax rate was approximately 40% for the three and six months ended June 30, 2011 and 39% for the three and six months ended June 30, 2012 which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

(8)	Non-Cash Operating and Investing Activities

During the first quarter of 2012, the Company finalized the terms of a long-term lease agreement for a radio tower in Boston, MA. The terms of the agreement resulted in a $1.3 million reclassification of leasehold improvements previously reported in property and equipment to long-term prepaid rent in other assets.

(9)	Related Party Transactions

On February 14, 2012, the Company contributed an additional $62,500 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(10)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.8 million as of June 30, 2012, compared with a fair value of $3.2 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.9 million as of December 31, 2011, compared with a fair value of $3.4 million.

The carrying amount of long-term debt, including the current installments, was $120.2 million as of June 30, 2012 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $126.7 million as of December 31, 2011 and approximated fair value due to the variable interest rate.

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

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 42 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. In addition, we provide management services to two radio station in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

During the second quarter of 2012, BMI and the Radio Music License Committee reached an agreement as to the principal terms of a settlement concerning fees to be paid through 2016 by U.S. commercial radio stations that publicly perform BMI’s repertoire of musical works, which includes the majority of our radio stations. The agreement also provides that interim fees paid during 2010 and 2011 and estimated fees for 2012 will be reduced. These reductions resulted in $0.8 million in credits that have been reported in our results of operations for the three and six months ended June 30, 2012. The majority of these credits will be utilized over the remainder of 2012.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the second quarter of 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2011	2012	$	%
Net revenue	$25,514,187	$24,790,965	$(723,222)	(2.8)%
Station operating expenses	16,417,577	14,634,886	(1,782,691)	(10.9)
Corporate general and administrative expenses	2,042,147	1,940,349	(101,798)	(5.0)
Interest expense	1,847,733	1,265,985	(581,748)	(31.5)
Income tax expense	1,891,648	2,482,849	591,201	31.3
Net income	2,812,819	3,861,070	1,048,251	37.3

Net Revenue. The $0.7 million decrease in net revenue during the three months ended June 30, 2012 was primarily due to a decrease in advertising revenue at eight of our eleven market clusters, including a $0.3 million decrease at our Fayetteville market cluster.

Station Operating Expenses. The $1.8 million decrease in station operating expenses during the three months ended June 30, 2012 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster as a result of continuing cost containment measures. In addition, station operating expenses decreased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of the BMI fee settlement (see “Recent Developments” elsewhere in this Item).

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2012 were comparable to the same period in 2011.

Interest Expense. The $0.6 million decrease in interest expense during the three months ended June 30, 2012 was due to repayments of borrowings under our credit facility and the expiration of interest rate swap agreements during the third quarter of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% and 39% for the three months ended June 30, 2011 and 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the three months ended June 30, 2012 increased $1.0 million as a result of the factors described above.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2011	2012	$	%
Net revenue	$48,566,289	$48,089,573	$(476,716)	(1.0)%
Station operating expenses	31,849,558	30,140,190	(1,709,368)	(5.4)
Corporate general and administrative expenses	4,099,003	3,980,694	(118,309)	(2.9)
Interest expense	4,214,572	2,612,156	(1,602,416)	(38.0)
Income tax expense	2,920,281	4,041,898	1,121,617	38.4
Net income	4,362,215	6,269,066	1,906,851	43.7

Net Revenue. Net revenue during the six months ended June 30, 2012 was comparable to the same period in 2011.

Station Operating Expenses. The $1.7 million decrease in station operating expenses during the six months ended June 30, 2012 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster as a result of continuing cost containment measures. In addition, station operating expenses decreased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of the BMI fee settlement (see “Recent Developments” elsewhere in this Item).

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2012 were comparable to the same period in 2011.

Interest Expense. The $1.6 million decrease in interest expense during the six months ended June 30, 2012 was due to repayments of borrowings under our credit facility and the expiration of interest rate swap agreements during the first and third quarters of 2011.

Income Tax Expense. Our effective tax rate was approximately 40% and 39% for the six months ended June 30, 2011 and 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the six months ended June 30, 2012 increased $1.9 million as a result of the factors described above.

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

Our credit agreement prohibits us from repurchasing additional shares of our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to repurchase up to an aggregate of $10.0 million of our common stock. Our credit agreement does permit us to repurchase up to $0.5 million of our common stock per year in connection with the vesting of restricted stock. We repurchased 31,754 shares of our Class A common stock for an aggregate $0.1 million during the six months ended June 30, 2012.

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the six months ended June 30, 2012.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2011 and 2012 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2011	2012
Net cash provided by operating activities	$8,895,402	$9,164,142
Net cash used in investing activities	(1,284,808)	(623,633)
Net cash used in financing activities	(6,363,379)	(6,753,350)

Net increase in cash and cash equivalents	$1,247,215	$1,787,159

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased by $0.3 million during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a $1.6 million decrease in interest payments. These increases in net cash provided by operating activities were partially offset by a $1.0 million increase in income tax payments and a $0.3 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2012 was primarily due to payments of $0.7 million for capital expenditures. Net cash used in investing activities for the same period in 2011 was primarily due to payments of $0.8 million for investments and $0.6 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities in the six months ended June 30, 2012 was primarily due to repayments of $6.6 million under our old credit facility. Net cash used in financing activities for the same period in 2011 was primarily due to repayments of $6.2 million under our old credit facility.

Credit Facility. As of July 27, 2012, the outstanding balance of our credit facility was $120.2 million. As of June 30, 2012, the credit facility consists of a revolving credit loan with a maximum commitment of $65.0 million and a term loan with a remaining balance of $65.3 million. As of June 30, 2012, we had $10.2 million in remaining commitments available under the revolving credit loan of our credit facility. The revolving credit loan includes a $5.0 million sub-limit for letters of credit which may not be increased. At our election, the revolving credit loan and term loan may bear interest at either the base rate or LIBOR plus a margin that is determined by our debt to operating cash flow ratio. The base rate is equal to the higher of the prime rate, the federal funds effective rate, or the one month LIBOR quoted rate plus 1.0%. Interest on base rate loans is payable quarterly through maturity. Interest on LIBOR loans is payable on the last day of the selected LIBOR period and, if the selected period is longer than three months, every three months after the beginning of the LIBOR period. The revolving credit loan and term loan carried interest, based on LIBOR, at 3.8125% and 3.8021% as of December 31, 2011 and June 30, 2012, respectively, and mature on June 30, 2015. The scheduled reductions in the amount available under the revolving credit loan may require principal repayments if the outstanding balance at that time exceeds the maximum amount available under the revolving credit loan.

As of June 30, 2012, the scheduled repayments of the credit facility for the remainder of 2012 and the next three years are as follows:

	Revolving credit loan	Term loan	Total credit facility
2012	$—	$3,267,080	$3,267,080
2013	5,146,508	7,759,315	12,905,823
2014	20,426,389	8,167,700	28,594,089
2015	29,253,819	46,147,500	75,401,319

Total	$54,826,716	$65,341,595	$120,168,311

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. As of June 30, 2012, these financial covenants included:

•

Consolidated Total Debt Ratio. Our consolidated total debt for the four quarters ending on the last day of each fiscal quarter through maturity must not exceed 4.75 times our consolidated operating cash flow for the four quarters then ended.

•

Consolidated Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

•

Consolidated Fixed Charge Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 1.1 times our consolidated fixed charges for the four quarters then ended. Consolidated fixed charges include cash paid for interest, income taxes, capital expenditures, scheduled principal repayments, and agency and commitment fees.

Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2012, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 4.16 times, our consolidated interest coverage ratio was 5.36 times, and our consolidated fixed charge coverage ratio was 1.80 times.

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

The credit facility is secured by substantially all of our assets and is guaranteed jointly and severally by all of our subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, our subsidiaries may be required to perform under their guarantees. As of June 30, 2012, the maximum amount of undiscounted payments our subsidiaries would have had to make in the event of default was $120.2 million. The guarantees for the revolving credit loan and term loan expire on June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risks affecting our Company during the second quarter of 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2012	1,000	$4.22	—	$—
May 1 – 31, 2012	—	—	—	—
June 1 – 30, 2012	—	—	—	—

Total	1,000

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended June 30, 2012, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

Our credit agreement prohibits us from paying cash dividends on our common stock until our consolidated total debt is less than five times our consolidated operating cash flow at which time we are permitted to pay cash dividends in an amount up to an aggregate of $5.0 million per year. We did not pay any cash dividends during the six months ended June 30, 2012.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 3, 2012	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 3, 2012	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)