Form 10-Q
period 2012-09-30
BEASLEY BROADCAST GROUP INC
filed 2012-11-02
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Class A Common Stock, $.001 par value, 6,147,045 Shares Outstanding as of October 26, 2012

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of October 26, 2012

INDEX

Page No.

PART I

FINANCIAL INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,610,069	$11,351,721
Accounts receivable, less allowance for doubtful accounts of $454,632 in 2011 and $470,031 in 2012	17,759,610	16,998,799
Prepaid expenses	1,311,741	2,367,780
Deferred tax assets	146,816	—
Other current assets	2,010,349	2,117,330

Total current assets	34,838,585	32,835,630
Notes receivable from related parties	2,939,655	2,728,562
Property and equipment, net	19,761,117	18,987,707
FCC broadcasting licenses	178,913,816	183,101,728
Goodwill	13,629,364	13,629,364
Other assets	4,906,370	7,445,082

Total assets	$254,988,907	$258,728,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,848,276	$4,500,000
Accounts payable	906,780	1,034,997
Deferred tax liabilities	—	106,407
Other current liabilities	7,294,186	8,200,206

Total current liabilities	15,049,242	13,841,610
Long-term debt, net of current portion	119,885,343	114,375,000
Deferred tax liabilities	45,303,518	48,215,538
Other long-term liabilities	1,103,582	1,016,753

Total liabilities	181,341,685	177,448,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $.001 par value; 150,000,000 shares authorized; 8,819,290 issued and 6,099,632 outstanding in 2011; 8,899,290 issued and 6,147,045 outstanding in 2012	8,819	8,899
Class B common stock, $.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2011 and 2012	16,662	16,662
Additional paid-in capital	116,483,223	116,808,359
Treasury stock, Class A common stock; 2,719,658 in 2011; 2,752,245 shares in 2012	(14,427,679)	(14,539,533)
Accumulated deficit	(28,451,072)	(21,025,083)
Accumulated other comprehensive income	17,269	9,868

Stockholders’ equity	73,647,222	81,279,172

Total liabilities and stockholders’ equity	$254,988,907	$258,728,073

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2011	2012
Net revenue	$23,975,117	$24,714,493

Operating expenses:
Station operating expenses (including stock-based compensation of $12,310 in 2011 and $4,741 in 2012 and excluding depreciation and amortization shown separately below)	15,753,836	15,740,976
Corporate general and administrative expenses (including stock-based compensation of $162,392 in 2011 and $103,322 in 2012)	2,008,008	1,940,499
Depreciation and amortization	573,154	532,975

Total operating expenses	18,334,998	18,214,450
Operating income	5,640,119	6,500,043
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $403,496 in 2011)	(1,753,352)	(1,792,469)
Loss on extinguishment of long-term debt	—	(2,608,158)
Other income (expense), net	53,024	(176,460)

Income before income taxes	3,939,791	1,922,956
Income tax expense	1,591,078	766,033

Net income	2,348,713	1,156,923
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $17,868 in 2011 and income tax expense of $3,254 in 2012)	(28,399)	5,171
Change in fair value of derivative financial instruments (net of income tax benefit of $106 in 2011)	167	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $155,830 in 2011)	247,666	—

Other comprehensive income	219,434	5,171

Comprehensive income	$2,568,147	$1,162,094

Net income per share:
Basic and diluted	$0.10	$0.05
Weighted average shares outstanding:
Basic	22,602,665	22,675,427
Diluted	22,667,422	22,743,027

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2011	2012
Net revenue	$72,541,406	$72,804,066

Operating expenses:
Station operating expenses (including stock-based compensation of $34,960 in 2011 and $12,253 in 2012 and excluding depreciation and amortization shown separately below)	47,603,394	45,881,166
Corporate general and administrative expenses (including stock-based compensation of $465,302 in 2011 and $333,766 in 2012)	6,107,011	5,921,193
Depreciation and amortization	1,808,407	1,563,476

Total operating expenses	55,518,812	53,365,835
Operating income	17,022,594	19,438,231
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $1,590,905 in 2011)	(5,967,924)	(4,404,625)
Loss on extinguishment of long-term debt	—	(2,608,158)
Other income (expense), net	167,617	(191,528)

Income before income taxes	11,222,287	12,233,920
Income tax expense	4,511,359	4,807,931

Net income	6,710,928	7,425,989
Other comprehensive income (loss):
Unrealized loss on securities (net of income tax benefit of $59,269 in 2011 and $4,657 in 2012)	(94,198)	(7,401)
Change in fair value of derivative financial instruments (net of income tax benefit of $14,053 in 2011)	(22,336)	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $614,408 in 2011)	976,497	—

Other comprehensive income (loss)	859,963	(7,401)

Comprehensive income	$7,570,891	$7,418,588

Net income per share:
Basic and diluted	$0.30	$0.33
Weighted average shares outstanding:
Basic	22,589,550	22,663,680
Diluted	22,663,664	22,731,263

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$6,710,928	$7,425,989
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	500,262	346,019
Provision for bad debts	867,209	880,318
BMI music license fee settlement	—	(770,654)
Depreciation and amortization	1,808,407	1,563,476
Amortization of loan fees	274,719	265,645
Loss on extinguishment of long-term debt	—	2,608,158
Deferred income taxes	3,999,729	3,157,842
Change in operating assets and liabilities:
Accounts receivable	643,302	(119,507)
Prepaid expenses	(148,722)	(285,385)
Other assets	(522,813)	219,073
Accounts payable	624,375	128,217
Other liabilities	1,117,635	790,074
Other operating activities	(239,272)	(610,568)

Net cash provided by operating activities	15,635,759	15,598,697

Cash flows from investing activities:
Capital expenditures	(1,028,454)	(1,295,447)
Payment for acquisition of radio station	—	(2,000,000)
Payments for investments	(850,000)	(166,667)
Repayment of notes receivable from related parties	198,829	211,093

Net cash used in investing activities	(1,679,625)	(3,251,021)

Cash flows from financing activities:
Principal payments on indebtedness	(9,399,678)	(7,858,619)
Repayment of note payable to related party	—	(2,500,000)
Payments of loan fees	—	(4,055,447)
Tax benefit (shortfall) from vesting of restricted stock	87,727	(80,104)
Payments for treasury stock	(214,137)	(111,854)

Net cash used in financing activities	(9,526,088)	(14,606,024)

Net increase (decrease) in cash and cash equivalents	4,430,046	(2,258,348)
Cash and cash equivalents at beginning of period	10,659,663	13,610,069

Cash and cash equivalents at end of period	$15,089,709	$11,351,721

Cash paid for interest	$5,737,676	$4,158,983

Cash paid for income taxes	$900,000	$2,128,500

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$98,085	$61,676

Note payable to related party to partially finance acquisition of radio station	$—	$2,500,000

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

(3) FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2012 is as follows:

Balance as of December 31, 2011	$178,913,816
Acquisition of translator license	45,000
Acquisition of KOAS-FM	4,142,912

Balance as of September 30, 2012	$183,101,728

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

(4) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2011	September 30, 2012
Old credit facility:
Term loan	$71,906,903	$—
Revolving credit loan	54,826,716	—
First lien facility:
Term loan	—	88,875,000
Revolving credit facility	—	5,000,000
Second lien facility:
Term loan	—	25,000,000

	126,733,619	118,875,000
Less current installments	(6,848,276)	(4,500,000)

	$119,885,343	$114,375,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2011, the old credit facility consisted of a term loan with a remaining balance of $71.9 million and a revolving credit loan with a maximum commitment of $65.0 million. The old credit facility carried interest, based on LIBOR, at 3.81% as of December 31, 2011.

On August 9, 2012, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into two new credit agreements with a syndicate of financial institutions for a $110.0 million first lien facility and a $25.0 million second lien facility. Proceeds from the new credit facilities were primarily used to repay the old credit facility. In connection with the new credit agreements, the Company recorded a loss on extinguishment of long-term debt of $2.6 million during the third quarter of 2012.

As of September 30, 2012, the first lien facility consists of a term loan with a remaining balance of $88.9 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2012, the Company had $15.0 million in remaining commitments available under its revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin of 5.0% on the term loan and the adjusted LIBOR rate plus a margin ranging from 3.5% to 5.0% on the revolving credit facility that is determined by the Company’s consolidated total debt ratio or (ii) the base rate, as defined in the first lien credit agreement, plus a margin of 4.0% on the term loan and the base rate plus a margin ranging from 2.5% to 4.0% on the revolving credit facility that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.19% as of September 30, 2012 and matures on August 9, 2017.

The first lien credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the first lien credit agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow. The mandatory prepayments decrease to 25% of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The first lien facility requires the Company to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not exceed 5.25 times its consolidated operating cash flow for the four quarters then ended. For the period from April 1, 2013 through December 31, 2013, the maximum ratio is 5.0 times. For the period from January 1, 2014 through December 31, 2014, the maximum ratio is 4.5 times. For the period from January 1, 2015 through December 31, 2015, the maximum ratio is 4.0 times. For the period from January 1, 2016 through December 31, 2016, the maximum ratio is 3.5 times. For the period from January 1, 2017 through maturity, the maximum ratio is 3.0 times.

•

Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of each of its subsidiaries and is guaranteed jointly and severally by the Company and all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2012, the maximum amount of undiscounted payments the Company and its subsidiaries would have had to make in the event of default was $93.9 million. The guarantees for the first lien facility expire on August 9, 2017.

As of September 30, 2012, the second lien facility consists of a term loan of $25.0 million. At the Company’s election, the second lien facility may bear interest at either the adjusted LIBOR rate or base rate, each as defined in the second lien credit agreement, plus a margin of 10.0% on an adjusted LIBOR rate loan and a margin of 9.0% on a base rate loan. The adjusted LIBOR rate for the second lien facility may not be less than 1.25%. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of September 30, 2012 and matures on August 9, 2018.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The second lien facility requires the Company to comply with certain financial covenants which are defined in the second lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not exceed 6.0 times its consolidated operating cash flow for the four quarters then ended. For the period from April 1, 2013 through December 31, 2013, the maximum ratio is 5.75 times. For the period from January 1, 2014 through December 31, 2014, the maximum ratio is 5.25 times. For the period from January 1, 2015 through December 31, 2015, the maximum ratio is 4.75 times. For the period from January 1, 2016 through December 31, 2016, the maximum ratio is 4.25 times. For the period from January 1, 2017 through maturity, the maximum ratio is 3.75 times.

•

Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 1.7 times its consolidated cash interest expense for the four quarters then ended.

The second lien facility is secured by a second-priority lien on substantially all of the Company’s assets and the assets of each of its subsidiaries and is guaranteed jointly and severally by the Company and all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the second lien facility. If the Company defaults under the terms of the second lien credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2012, the maximum amount of undiscounted payments the Company and its subsidiaries would have had to make in the event of default was $25.0 million. The guarantees for the second lien facility expire on August 9, 2018.

The aggregate scheduled principal repayments of the new credit facilities for the remainder of 2012, the next four years, and thereafter are as follows:

	First lien facility		Second lien facility
	Term loan	Revolving credit facility	Term loan	Total
2012	$1,125,000	$—	$—	$1,125,000
2013	4,500,000	—	—	4,500,000
2014	5,625,000	—	—	5,625,000
2015	6,750,000	—	—	6,750,000
2016	7,875,000	—	—	7,875,000
Thereafter	63,000,000	5,000,000	25,000,000	93,000,000

Total	$88,875,000	$5,000,000	$25,000,000	$118,875,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreements could result in the acceleration of the maturity of its outstanding debt. As of September 30, 2012, the Company was in compliance with all applicable financial covenants under its credit agreements.

(5) Derivative Financial Instruments

On August 24, 2012, the Company entered into two interest rate cap agreements to limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements terminate in September 2014. The interest rate caps were not designated as hedging instruments. As of September 30, 2012, the fair value of the interest rate caps, reported in other assets, was approximately $34,000. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $54,000 for the three and nine months ended September 30, 2012.

Previously, the Company used interest rate swap agreements to fix its cost of variable debt on a portion of its old credit facility. These interest rate swap agreements, which expired in 2011, were designated as cash flow hedges of its variable rate debt. A summary of activity relating to the expired interest rate swap agreements is as follows:

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of activity relating to the expired interest rate swap agreements designated as cash flow hedges is as follows:

	Three months ended September 30,
	2011	2012
Loss recognized in other comprehensive income	$273	$—
Loss reclassified from other comprehensive income to interest expense	403,496	—

	Nine months ended September 30,
	2011	2012
Loss recognized in other comprehensive income	$(36,389)	$—
Loss reclassified from other comprehensive income to interest expense	1,590,905	—

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2012	135,901	$3.98
Vested	(3,333)	4.51

Unvested as of September 30, 2012	132,568	$3.96

As of September 30, 2012, there was $0.3 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan. As of September 30, 2012, there were 178,084 exercisable stock options outstanding with a weighted-average exercise price of $13.92. The weighted-average remaining contractual term was 1.2 years and the aggregate intrinsic value was zero.

(7) Income Taxes

The Company’s effective tax rate was approximately 40% for the three and nine months ended September 30, 2011 and 40% and 39% for the three and nine months ended September 30, 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

(8) Non-Cash Operating and Investing Activities

During the first quarter of 2012, the Company finalized the terms of a long-term lease agreement for a radio tower in Boston, MA. The terms of the agreement resulted in a $1.3 million reclassification of leasehold improvements previously reported in property and equipment to long-term prepaid rent in other assets.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) Related Party Transactions

On August 10, 2012, the Company exercised its option to acquire KOAS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.5 million. The Company acquired KOAS-FM to complement its current market cluster in Las Vegas, NV and believes that the addition will allow it to compete more effectively and increase revenue share in that market. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full during the third quarter of 2012. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to all periods presented. The operations of KOAS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$416,389
FCC broadcasting license	4,142,912

Carrying amount of assets acquired	4,559,301
Purchase price	4,500,000

Adjustment to additional paid-in capital	$59,301

The Company contributed an additional $62,500 on February 14, 2012 and $104,167 on July 31, 2012 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(10) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.7 million as of September 30, 2012, compared with a fair value of $2.9 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.9 million as of December 31, 2011, compared with a fair value of $3.4 million.

The carrying amount of long-term debt, including the current installments, was $118.9 million as of September 30, 2012 and approximated fair value due to the variable interest rate, which is based on current market rates. The carrying amount of long-term debt was $126.7 million as of December 31, 2011 and approximated fair value due to the variable interest rate.

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

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 43 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. In addition, we provide management services to one radio station in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On August 10, 2012, we exercised our option to acquire the assets of KOAS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.5 million. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full during the third quarter of 2012. The operations of KOAS-FM have been included in our results of operations from its acquisition date.

On August 9, 2012, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into two new credit agreements with a syndicate of financial institutions for a $110.0 million first lien facility and a $25.0 million second lien facility. Proceeds from the new credit facilities were primarily used to repay the old credit facility. The first lien facility consists of a term loan of $90.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin of 5.0% on the term loan and the adjusted LIBOR rate plus a margin ranging from 3.5% to 5.0% on the revolving credit facility that is determined by our consolidated total debt ratio or (ii) the base rate, as defined in the first lien credit agreement, plus a margin of 4.0% on the term loan and the base rate plus a margin ranging from 2.5% to 4.0% on the revolving credit facility that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility matures on August 9, 2017. The second lien facility consists of a term loan of $25.0 million. At our election, the second lien facility may bear interest at either the adjusted LIBOR rate or base rate, each as defined in the second lien credit agreement, plus a margin of 10.0% on an adjusted LIBOR rate loan and a margin of 9.0% on a base rate loan. The adjusted LIBOR rate for the second lien facility may not be less than 1.25%. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The second lien facility matures on August 9, 2018. In connection with the new credit agreements, we recorded a loss on extinguishment of long-term debt of $2.6 million during the third quarter of 2012.

On July 31, 2012, we contributed an additional $104,167 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the third quarter of 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2011	2012	$	%
Net revenue	$23,975,117	$24,714,493	$739,376	3.1%
Station operating expenses	15,753,836	15,740,976	(12,860)	(0.1)
Corporate general and administrative expenses	2,008,008	1,940,499	(67,509)	(3.4)
Interest expense	1,753,352	1,792,469	39,117	2.2
Loss on extinguishment of long-term debt	—	2,608,158	2,608,158	—
Income tax expense	1,591,078	766,033	(825,045)	(51.9)
Net income	2,348,713	1,156,923	(1,191,790)	(50.7)

Net Revenue. The $0.7 million increase in net revenue during the three months ended September 30, 2012 was primarily due to additional net revenue of $0.4 million from KOAS-FM in Las Vegas, which was acquired in the third quarter of 2012. Net revenue at our remaining market clusters was comparable to the same period in 2011.

Station Operating Expenses. Station operating expenses during the three months ended September 30, 2012 were comparable to the same period in 2011.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended September 30, 2012 were comparable to the same period in 2011.

Interest Expense. Interest expense during the three months ended September 30, 2012 was comparable to the same period in 2011.

Loss on Extinguishment of Long-Term Debt. In connection with the new credit agreements we recorded a loss on extinguishment of long-term debt of $2.6 million during the three months ended September 30, 2012.

Income Tax Expense. Our effective tax rate was approximately 40% for the three months ended September 30, 2011 and 2012 which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the three months ended September 30, 2012 decreased $1.2 million as a result of the factors described above.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2011	2012	$	%
Net revenue	$72,541,406	$72,804,066	$262,660	0.4%
Station operating expenses	47,603,394	45,881,166	(1,722,228)	(3.6)
Corporate general and administrative expenses	6,107,011	5,921,193	(185,818)	(3.0)
Interest expense	5,967,924	4,404,625	(1,563,299)	(26.2)
Loss on extinguishment of long-term debt	—	2,608,158	2,608,158	—
Income tax expense	4,511,359	4,807,931	296,572	6.6
Net income	6,710,928	7,425,989	715,061	10.7

Net Revenue. The $0.3 million increase in net revenue during the nine months ended September 30, 2012 was primarily due to additional net revenue of $0.4 million from KOAS-FM in Las Vegas, which was acquired during the third quarter of 2012. Net revenue at our remaining market clusters was comparable to the same period in 2011.

Station Operating Expenses. The $1.7 million decrease in station operating expenses during the nine months ended September 30, 2012 was primarily due to a $0.6 million decrease at our Miami-Fort Lauderdale market cluster as a result of continuing cost containment measures. In addition, station operating expenses decreased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of the BMI fee settlement in the second quarter of 2012.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the nine months ended September 30, 2012 were comparable to the same period in 2011.

Interest Expense. The $1.6 million decrease in interest expense during the nine months ended September 30, 2012 was due to repayments of borrowings under our credit facility and the expiration of interest rate swap agreements during the first and third quarters of 2011.

Loss on Extinguishment of Long-Term Debt. In connection with the new credit agreements we recorded a loss on extinguishment of long-term debt of $2.6 million during the nine months ended September 30, 2012.

Income Tax Expense. Our effective tax rate was approximately 40% and 39% for the nine months ended September 30, 2011 and 2012, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain of our expenses that are not deductible for tax purposes.

Net Income. Net income for the nine months ended September 30, 2012 increased $0.7 million as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Our credit agreements permit us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million from August 9, 2012 to December 31, 2012. The aggregate amount is $4.0 million for 2013, $5.0 million for 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the nine months ended September 30, 2012. We paid $0.1 million to repurchase 32,587 shares during the nine months ended September 30, 2012.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our credit facilities;

•	additional borrowings, other than under our existing credit facilities, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results, unanticipated acquisition opportunities or unanticipated expenses could give rise to defaults under our credit facilities, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

Our ability to reduce our consolidated total debt ratio, as defined by our credit agreements, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our revolving credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our consolidated total debt ratio and we may not be permitted to make any additional borrowings under our revolving credit facility.

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2011 and 2012 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2011	2012
Net cash provided by operating activities	$15,635,759	$15,598,697
Net cash used in investing activities	(1,679,625)	(3,251,021)
Net cash used in financing activities	(9,526,088)	(14,606,024)

Net increase (decrease) in cash and cash equivalents	$4,430,046	$(2,258,348)

Net Cash Provided By Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2012 was comparable to the same period in 2011. A $1.6 million decrease in interest payments were offset by a $1.2 million increase in income tax payments and a $0.3 million decrease in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2012 was primarily due to a payment of $2.0 million for the acquisition of KOAS-FM in Las Vegas, NV and payments of $1.3 million for capital expenditures. Net cash used in investing activities for the same period in 2011 was primarily due to payments of $1.0 million for capital expenditures and $0.8 million for investments.

Net Cash Used In Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2012 was primarily due to repayments of $7.9 million under our credit facilities, payments of $4.1 million of loan fees related to the new credit facilities, and a repayment of $2.5 million under a note payable to related party for the acquisition of KOAS-FM in Las Vegas, NV. Net cash used in financing activities for the same period in 2011 was primarily due to repayments of $9.4 million under our credit facility.

Credit Facilities. As of October 26, 2012, the aggregate outstanding balance of our credit facilities was $118.9 million. On August 9, 2012, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into two new credit agreements with a syndicate of financial institutions for a $110.0 million first lien facility and a $25.0 million second lien facility. Proceeds from the new credit facilities were primarily used to repay the old credit facility. In connection with the new credit agreements, we recorded a loss on extinguishment of long-term debt of $2.6 million during the third quarter of 2012.

As of September 30, 2012, the first lien facility consists of a term loan with a remaining balance of $88.9 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2012, we had $15.0 million in remaining commitments under our revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin of 5.0% on the term loan and the adjusted LIBOR rate plus a margin ranging from 3.5% to 5.0% on the revolving credit facility that is determined by our consolidated total debt ratio or (ii) the base rate, as defined in the first lien credit agreement, plus a margin of 4.0% on the term loan and the base rate plus a margin ranging from 2.5% to 4.0% on the revolving credit facility that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.19% as of September 30, 2012 and matures on August 9, 2017.

The first lien credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the first lien credit agreement, when our consolidated total debt is equal to or greater than three times our consolidated operating cash flow. The mandatory prepayments decrease to 25% of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The first lien facility requires us to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not exceed 5.25 times our consolidated operating cash flow for the four quarters then ended. For the period from April 1, 2013 through December 31, 2013, the maximum ratio is 5.0 times. For the period from January 1, 2014 through December 31, 2014, the maximum ratio is 4.5 times. For the period from January 1, 2015 through December 31, 2015, the maximum ratio is 4.0 times. For the period from January 1, 2016 through December 31, 2016, the maximum ratio is 3.5 times. For the period from January 1, 2017 through maturity, the maximum ratio is 3.0 times.

•

Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of each of its subsidiaries and is guaranteed jointly and severally by the Company and all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2012, the maximum amount of undiscounted payments the Company and its subsidiaries would have had to make in the event of default was $93.9 million. The guarantees for the first lien facility expire on August 9, 2017.

The second lien facility consists of a term loan of $25.0 million. At our election, the second lien facility may bear interest at either the adjusted LIBOR rate or base rate, each as defined in the second lien credit agreement, plus a margin of 10.0% on an adjusted LIBOR rate loan and a margin of 9.0% on a base rate loan. The adjusted LIBOR rate for the second lien facility may not be less than 1.25%. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of September 30, 2012 and matures on August 9, 2018.

The second lien facility requires us to comply with certain financial covenants which are defined in the second lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not exceed 6.0 times our consolidated operating cash flow for the four quarters then ended. For the period from April 1, 2013 through December 31, 2013, the maximum ratio is 5.75 times. For the period from January 1, 2014 through December 31, 2014, the maximum ratio is 5.25 times. For the period from January 1, 2015 through December 31, 2015, the maximum ratio is 4.75 times. For the period from January 1, 2016 through December 31, 2016, the maximum ratio is 4.25 times. For the period from January 1, 2017 through maturity, the maximum ratio is 3.75 times.

•

Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 1.7 times our consolidated cash interest expense for the four quarters then ended.

The second lien facility is secured by a second-priority lien on substantially all of the Company’s assets and the assets of each of its subsidiaries and is guaranteed jointly and severally by the Company and all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2012, the maximum amount of undiscounted payments the Company and its subsidiaries would have had to make in the event of default was $25.0 million. The guarantees for the first lien facility expire on August 9, 2018.

The aggregate scheduled principal repayments of the new credit facilities for the remainder of 2012, the next four years, and thereafter are as follows:

	First lien facility		Second lien facility
	Term loan	Revolving credit facility	Term loan	Total
2012	$1,125,000	$—	$—	$1,125,000
2013	4,500,000	—	—	4,500,000
2014	5,625,000	—	—	5,625,000
2015	6,750,000	—	—	6,750,000
2016	7,875,000	—	—	7,875,000
Thereafter	63,000,000	5,000,000	25,000,000	93,000,000

Total	$88,875,000	$5,000,000	$25,000,000	$118,875,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreements could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2012, we were in compliance with all applicable financial covenants under our credit agreements; our consolidated total debt ratio was 3.80 times, and our interest coverage ratio was 5.54 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risks affecting our Company during the third quarter of 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2012	—	$—	—	$—
August 1 – 31, 2012	—	—	—	—
September 1 – 30, 2012	833	4.70	—	—

Total	833

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended September 30, 2012, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

Our new credit agreements permit us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million from August 9, 2012 to December 31, 2012. The aggregate amount is $4.0 million for 2013, $5.0 million for 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the nine months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	First lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (1)

10.2	Second lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed August 10, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 2, 2012	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 2, 2012	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)