Form 10-K
period 2012-12-31
BEASLEY BROADCAST GROUP INC
filed 2013-02-15
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $25,680,759 based on the number of shares outstanding as of such date and the closing price of $5.89 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 6,144,945 Shares Outstanding as of February 5, 2013

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of February 5, 2013

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete with other media such as broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook, and other forms of advertising.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed, and in the last renewal cycle, all of our licenses were renewed. The current renewal cycle started in April 2011, and will continue for four years. Our timely-filed renewal applications for certain of our radio stations have not been granted by the FCC. Pursuant to FCC rules, our broadcast licenses for these stations remain in effect pending processing by the FCC of their timely-filed renewal applications. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The FCC also permits radio licensees to operate FM translator and FM booster stations. These are low power secondary stations that retransmit the programming of a radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. Boosters operate on the same frequency as the station being retransmitted and translators operate on a different frequency. The FCC recently authorized the use of FM translators to retransmit the signals of AM stations.

The FCC has adopted rules establishing a low power radio service. Low power FM stations operate in the existing FM radio band with a maximum operating power of 100 watts. The FCC recently adopted regulations regarding eligibility for and licensing of low power FM radio stations that will expand licensing opportunities for low power FM radio stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court did not specifically address whether the FCC’s indecency standard violates the First Amendment, which means that the FCC may continue to enforce the standard. The result of this decision on the FCC’s indecency enforcement practices remains unclear, and the FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Multiple and Cross-Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The FCC is required to review quadrennially the media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“Ownership NPRM”) with respect to its 2010 quadrennial review of the media ownership rules. The Ownership NPRM proposes to modify the newspaper broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met and to repeal the radio television cross-ownership rule. In December 2012, the FCC offered interested parties the opportunity to file additional comments in the 2010 quadrennial review to address a report on ownership of commercial broadcast stations that the FCC released in November 2012. The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

The FCC’s rules provide that a radio station that brokers more than 15% of the weekly broadcast time on another radio station serving the same market or sells more than 15% of the other station’s advertising time per week will be considered to have an attributable ownership interest in the other radio station for purposes of the FCC’s local radio ownership limits. Our affiliate, Beasley FM Acquisition Corporation, manages and sells advertising time for one radio station in the Las Vegas, Nevada market that is licensed to GGB Las Vegas, LLC pursuant to a management agreement. The sole member of GGB Las Vegas, LLC is George Beasley. In accordance with FCC rules, this radio station is attributable to us.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations.

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

Employees

As of February 5, 2013, we had a staff of 411 full-time employees and 236 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at one radio station in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least sixty days before the termination date. We believe that our relations with our employees are good.

Environmental

As the owner, lessee or operator of various real properties and facilities, we are subject to federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures in the future.

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

•

increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook, and other forms of advertising; and

•

changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook, and other forms of advertising.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	personal digital audio devices (e.g. smart phones, tablets);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by internet content providers, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which has resulted in non-commercial FM radio broadcast outlets that serve small, localized areas; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2012, we had long-term debt of $116.7 million and stockholders’ equity of $83.0 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Our timely-filed renewal applications for certain of our radio stations have not been granted by the FCC. Pursuant to FCC rules, our broadcast licenses for these stations remain in effect pending processing by the FCC of their timely-filed renewal applications. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse effect on our net revenue. These radio stations contributed 47.1% of our net revenue in 2012. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia, we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2012, our FCC broadcasting licenses and goodwill represented 75.9% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 37.6% of our net revenue in 2012. Although the 2012 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6am and 10pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. Other legislative proposals have been keyed to the number of violations found by the FCC and would potentially subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. Formerly, the maximum permitted fines for adjudicated violations of the FCC’s indecency rules were $32,500 per instance and $300,000 for each continuing violation. The current maximum permitted fines are $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees potentially sharing in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations, or whether or when Congress will authorize the FCC to conduct incentive-based auctions.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 80 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

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

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and Note 13 to the accompanying financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 5, 2013, we own or lease studio and office space for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	One radio station	Third party lease
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
	Land for radio station	Related party lease
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	Two radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Related party lease
Las Vegas, NV	Three radio stations in our Las Vegas, NV market cluster	Third party lease
	One radio station	Related party lease
Miami, FL	All radio stations in our Miami-Fort Lauderdale, FL market cluster	Owned
New Bern, NC	Four radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Owned
Philadelphia, PA	Three radio stations in our Philadelphia, PA market cluster	Third party lease
Wilmington, DE	One radio station	Third party lease

We lease property in Augusta, GA and Estero, FL from George G. Beasley (our CEO), property in Camden, NJ from Beasley Family Towers, LLC which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members, property in Las Vegas, NV from GGB Las Vegas, LLC, which is wholly-owned by George G. Beasley and property in Greenville, NC from Beasley Broadcasting of Greenville, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members. In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is also wholly-owned by George G. Beasley. No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

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

Fiscal 2012	High	Low
First Quarter	$4.52	$3.02
Second Quarter	6.12	3.99
Third Quarter	6.10	4.34
Fourth Quarter	5.13	3.53

Fiscal 2011	High	Low
First Quarter	$7.34	$4.51
Second Quarter	9.34	3.59
Third Quarter	4.55	3.62
Fourth Quarter	4.09	2.57

Holders

As of February 5, 2013, there were approximately 125 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not include the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreements permit us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million for the period from August 9, 2012 to December 31, 2012, $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. On December 12, 2012, our board of directors declared a special cash dividend of $0.085 per each share on our Class A and Class B common stock. The one-time special dividend of $1.9 million in the aggregate was paid on December 27, 2012 to stockholders of record on December 22, 2012. This was a one-time special dividend and we cannot guarantee any future dividends. The declaration and payment of any future dividends will be at the sole discretion of the board of directors. We paid no cash dividends in 2011.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2012	—	$—	—	$—
November 1 – 30, 2012	—	—	—	—
December 1 – 31, 2012	—	—	—	—

Total	—

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Equity Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Equity Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. There were no shares purchased during the three months ended December 31, 2012. We currently have no publicly announced share purchase programs.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	178,084	$13.92	2,535,174
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	178,084		2,535,174

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 43 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA (see “Item 1 – Business – Federal Regulation of Radio Broadcasting”). In addition, we provide management services to one radio station in Las Vegas, NV. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On January 11, 2013, we acquired two FM translator licenses from Reach Communications, Inc. for $30,000. The translator licenses allow us to rebroadcast the programming of one of our radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage.

On December 12, 2012, our board of directors declared a special cash dividend of $0.085 per each share on our Class A and Class B common stock. The one-time special dividend of $1.9 million in the aggregate was paid on December 27, 2012 to stockholders of record on December 22, 2012. This was a one-time special dividend and we cannot guarantee any future dividends. The declaration and payment of any future dividends will be at the sole discretion of the board of directors.

On October 1, 2012, we acquired three FM translator licenses from Reach Communications, Inc. for $150,000. The translator licenses allow us to rebroadcast the programming of one of our radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage.

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

We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

We also continue to invest in digital support services to develop and promote our radio station websites. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

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

FCC Broadcasting Licenses. As of December 31, 2012, FCC broadcasting licenses with an aggregate carrying amount of $183.3 million represented 70.7% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

We assessed qualitative factors including cost factors, financial performance, industry and market conditions, and macroeconomic conditions during 2012 and determined that it was not more likely than not that the fair value of our licenses in Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Miami-Fort Lauderdale, FL, Philadelphia, PA, and West Palm Beach-Boca Raton, FL was less than their respective carrying amounts therefore we did not perform the quantitative impairment test for the licenses in these market clusters in 2012.

However, due to the amount by which fair value, as determined during the quantitative impairment test performed as of November 30, 2011, exceeded the respective carrying amounts in Las Vegas, NV and Wilmington, DE and the recognition of impairment losses in prior years, we elected to perform the quantitative impairment test for the licenses in these market clusters in 2012.

We estimated the fair value of our licenses in Las Vegas, NV and Wilmington, DE using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity).

As of November 30, 2012, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	2.0% - 3.5%
Market revenue shares at maturity	16.1% - 28.0%
Operating income margins at maturity	36.0% - 38.0%
Discount rate	9.5%

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

The carrying amount of FCC broadcasting licenses for Las Vegas, NV and Wilmington, DE and the percentage by which fair value exceeded the carrying amount is as follows:

Market cluster	FCC broadcasting licenses	Excess
Las Vegas, NV	33,814,730	18.7
Wilmington, DE	19,496,000	9.5

As a result of the quantitative impairment test performed for Las Vegas, NV and Wilmington, DE in the fourth quarter of 2012, we recorded no impairment losses related to our FCC broadcasting licenses for these reporting units. However there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2012, goodwill with an aggregate carrying amount of $13.6 million represented 5.3% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

We assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2012 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts therefore we did not perform the two-step impairment test for any of our reporting units in 2012. No impairment losses related to our goodwill were recorded in 2012 however there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2012. There can be no assurance that impairment of our property and equipment will not occur in future periods.

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

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following summary table presents a comparison of our results of operations for the years ended December 31, 2011 and 2012 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2011	2012	$	%
Net revenue	$97,698,634	$100,240,597	$2,541,963	2.6%
Station operating expenses	63,320,617	62,528,795	(791,822)	(1.3)
Corporate general and administrative expenses	8,046,126	8,105,250	59,124	0.7
Interest expense	7,357,943	6,488,521	(869,422)	(11.8)
Loss on extinguishment of long-term debt	—	2,563,979	2,563,979	—
Income tax expense	6,725,731	7,246,887	521,156	7.7
Net income	10,100,325	11,031,270	930,945	9.2

Net Revenue. Net revenue increased $2.5 million during the year ended December 31, 2012. Significant factors affecting net revenue included a $1.9 million increase in political advertising as a result of the 2012 elections and $1.3 million of additional net revenue from KOAS-FM in Las Vegas, NV which was acquired in the third quarter of 2012. Net revenue was comparable to the same period in 2011 at our remaining market clusters.

Station Operating Expenses. Station operating expenses decreased $0.8 million during the year ended December 31, 2012. Significant factors affecting station operating expenses included a $0.8 million decrease as a result of the BMI fee settlement in the second quarter of 2012, a $0.9 million decrease at our Miami-Fort Lauderdale, FL market cluster primarily due to continuing cost containment measures, and $0.6 million of additional station operating expenses from KOAS-FM in Las Vegas, NV. Station operating expenses were comparable to the same period in 2011 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the year ended December 31, 2012 were comparable to the same period in 2011.

Interest Expense. Interest expense decreased $0.9 million during the year ended December 31, 2012. Significant factors affecting interest expense included a decrease in long-term debt outstanding, the expiration of interest rate swap agreements in the first and third quarters of 2011, and an increase in borrowing costs under our new credit agreements.

Loss on Extinguishment of Long-Term Debt. We recorded a $2.6 million loss on extinguishment of long-term debt related to our new credit agreements in the third quarter of 2012.

Income Tax Expense. Our effective tax rate was approximately 40% for the years ended December 31, 2011 and 2012 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income increased $0.9 million during the year ended December 31, 2012 as a result of the factors described above.

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

Our credit agreements permit us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million for the period from August 9, 2012 to December 31, 2012, $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. On December 12, 2012, our board of directors declared a special cash dividend of $0.085 per each share on our Class A and Class B common stock. The one-time special dividend of $1.9 million in the aggregate was paid on December 27, 2012 to stockholders of record on December 22, 2012. We paid $0.1 million to repurchase 32,587 shares of our Class A common stock in 2012.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2011 and 2012 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2011	2012
Net cash provided by operating activities	$20,668,341	$20,404,535
Net cash used in investing activities	(2,327,766)	(3,787,370)
Net cash used in financing activities	(15,390,169)	(18,566,586)

Net increase (decrease) in cash and cash equivalents	$2,950,406	$(1,949,421)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $0.3 million during the year ended December 31, 2012. Significant factors affecting net cash provided by operating activities included a $2.2 million increase in income tax payments, a $2.0 million increase in cash receipts from the sale of advertising airtime, and a $0.8 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2012 included a $2.0 million payment for the acquisition of KOAS-FM in Las Vegas and payments of $1.7 million for capital expenditures. Net cash used in investing activities for the same period in 2011 included payments of $1.4 million for capital expenditures and $1.2 million for investments.

Net Cash Used In Financing Activities. Net cash used in financing activities during the year ended December 31, 2012 included repayments of $10.0 million under our credit facilities, payments of $4.0 million for loan fees related to the new credit facilities, repayment of a $2.5 million note payable to a related party for the acquisition of KOAS-FM in Las Vegas, and a $1.9 million special cash dividend. Net cash used in financing activities for the same period in 2011 included repayments of $15.3 million under our credit facility.

Credit Facilities. As of February 5, 2013, the aggregate outstanding balance of our credit facilities was $115.7 million.

As of December 31, 2012, the first lien facility consists of a term loan with a remaining balance of $86.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2012, we had $15.0 million in remaining commitments under our revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin of 5.0% on the term loan and the adjusted LIBOR rate plus a margin ranging from 3.5% to 5.0% on the revolving credit facility that is determined by our consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin of 4.0% on the term loan and the base rate plus a margin ranging from 2.5% to 4.0% on the revolving credit facility that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.18% as of December 31, 2012 and matures on August 9, 2017.

The first lien credit agreement requires mandatory prepayments equal to 50% of excess cash flow, as defined in the first lien credit agreement, when our consolidated total debt is equal to or greater than three times our consolidated operating cash flow, as defined in the first lien credit agreement. The mandatory prepayments decrease to 25% of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

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

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2012, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $91.7 million. The guarantees for the first lien facility expire on August 9, 2017.

The second lien facility consists of a term loan of $25.0 million. At our election, the second lien facility may bear interest at either the adjusted LIBOR rate or base rate, each as defined in the second lien credit agreement, plus a margin of 10.0% on an adjusted LIBOR rate loan and a margin of 9.0% on a base rate loan. The adjusted LIBOR rate for the second lien facility may not be less than 1.25%. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of December 31, 2012 and matures on August 9, 2018.

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

The second lien facility is secured by a second-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the second lien facility. If we default under the terms of the second lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2012, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $25.0 million. The guarantees for the first lien facility expire on August 9, 2018.

The aggregate scheduled principal repayments of the credit facilities for the next five years and thereafter are as follows:

	First lien facility		Second lien
		Revolving	facility
	Term loan	credit facility	Term loan	Total
2013	$3,500,000	$—	$—	$3,500,000
2014	5,625,000	—	—	5,625,000
2015	6,750,000	—	—	6,750,000
2016	7,875,000	—	—	7,875,000
2017	63,000,000	5,000,000	—	68,000,000
Thereafter	—	—	25,000,000	25,000,000

Total	$86,750,000	$5,000,000	$25,000,000	$116,750,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreements could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2012, we were in compliance with all applicable financial covenants under our credit agreements; our consolidated total debt ratio was 3.61 times, and our interest coverage ratio was 4.99 times.

Related Party Transactions

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012 and $104,167 on July 31, 2012 which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On May 28, 2010, we entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2014 and includes an option to purchase the two managed radio stations. We may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statement of comprehensive income, were approximately $137,000 for the year ended December 31, 2012. On August 10, 2012, we exercised our option to acquire the assets of KOAS-FM for $4.5 million. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full in the third quarter of 2012.

We lease radio towers for two radio stations under separate lease agreements from Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006 therefore no rental expense was reported for the year ended December 31, 2012. The lease agreements were approved by our Audit Committee. We believe that these lease agreements are on terms at least as favorable to us as could have been obtained from a third party.

We lease land for our radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $40,000 for the year ended December 31, 2012. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. As of December 31, 2012, the aggregate outstanding balance of the notes receivable was $2.7 million. The notes are due in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $169,000 for the year ended December 31, 2012.

We lease radio towers for 24 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $559,000 for the year ended December 31, 2012.

We lease a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $30,000 for the year ended December 31, 2012.

We lease property for our radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $163,000 for the year ended December 31, 2012.

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2012.

As of December 31, 2012, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2013	$821,064
2014	754,525
2015	634,918
2016	582,987
2017	507,196
Thereafter	1,634,094

Total	$4,934,784

Inflation

For the years ended December 31, 2011 and 2012, inflation has affected our performance in terms of higher costs for radio station operating expenses however the exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

February 15, 2013

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,610,069	$11,660,648
Accounts receivable, less allowance for doubtful accounts of $454,632 in 2011 and $637,860 in 2012	17,759,610	18,175,425
Prepaid expenses	1,311,741	963,677
Deferred tax assets	146,816	418,900
Other current assets	2,010,349	2,172,195

Total current assets	34,838,585	33,390,845
Notes receivable from related parties	2,939,655	2,656,067
Property and equipment, net	19,761,117	19,066,881
FCC broadcasting licenses	178,913,816	183,251,728
Goodwill	13,629,364	13,629,364
Other assets	4,906,370	7,377,779

Total assets	$254,988,907	$259,372,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,848,276	$3,500,000
Accounts payable	906,780	1,156,406
Other current liabilities	7,294,186	7,979,975

Total current liabilities	15,049,242	12,636,381
Long-term debt, net of current portion	119,885,343	113,250,000
Deferred tax liabilities	45,303,518	49,449,507
Other long-term liabilities	1,103,582	987,519

Total liabilities	181,341,685	176,323,407
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $.001 par value; 150,000,000 shares authorized; 8,819,290 issued and 6,099,632 outstanding in 2011; 8,897,440 issued and 6,145,195 outstanding in 2012	8,819	8,897
Class B common stock, $.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2011 and 2012	16,662	16,662
Additional paid-in capital	116,483,223	116,896,411
Treasury stock, Class A common stock; 2,719,658 in 2011; 2,752,245 shares in 2012	(14,427,679)	(14,539,533)
Accumulated deficit	(28,451,072)	(19,347,366)
Accumulated other comprehensive income	17,269	14,186

Stockholders’ equity	73,647,222	83,049,257

Total liabilities and stockholders’ equity	$254,988,907	$259,372,664

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2011	Year Ended December 31, 2012
Net revenue	$97,698,634	$100,240,597

Operating expenses:
Station operating expenses (including stock-based compensation of $5,730 in 2011 and $4,330 in 2012 and excluding depreciation and amortization shown separately below)	63,320,617	62,528,795
Corporate general and administrative expenses (including stock-based compensation of $613,370 in 2011 and $429,739 in 2012)	8,046,126	8,105,250
Depreciation and amortization	2,391,531	2,097,179

Total operating expenses	73,758,274	72,731,224
Operating income	23,940,360	27,509,373
Non-operating income (expense):
Interest expense (including interest expense reclassified from other comprehensive income of $1,590,905 in 2011)	(7,357,943)	(6,488,521)
Loss on extinguishment of long-term debt	—	(2,563,979)
Other income (expense), net	243,639	(178,716)

Income before income taxes	16,826,056	18,278,157
Income tax expense	6,725,731	7,246,887

Net income	10,100,325	11,031,270
Other comprehensive income (loss):
Unrealized loss on securities (net of income tax benefit of $74,666 in 2011 and $1,940 in 2012)	(118,668)	(3,083)
Change in fair value of derivative financial instruments (net of income tax benefit of $14,053 in 2011)	(22,336)	—
Unrealized loss on derivative financial instruments reclassified to interest expense (net of income tax expense of $614,408 in 2011)	976,497	—

Other comprehensive income (loss)	835,493	(3,083)

Comprehensive income	$10,935,818	$11,028,187

Net income per share:
Basic	$0.45	$0.49
Diluted	$0.45	$0.48
Dividends declared per common share	$—	$0.085
Weighted average shares outstanding:
Basic	22,593,327	22,667,102
Diluted	22,685,661	22,748,962

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated
					Additional				Other	Net
	Class A		Class B		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balances as of January 1, 2011	8,708,806	$8,709	16,662,743	$16,662	$115,784,129	(2,685,675)	$(14,213,542)	$(38,551,397)	$(818,224)	$62,226,337
Stock-based compensation	110,484	110	—	—	618,990	—	—	—	—	619,100
Tax benefit from vesting of restricted stock	—	—	—	—	80,104	—	—	—	—	80,104
Purchase of treasury stock	—	—	—	—	—	(33,983)	(214,137)	—	—	(214,137)
Net income	—	—	—	—	—	—	—	10,100,325	—	10,100,325
Other comprehensive income	—	—	—	—	—	—	—	—	835,493	835,493

Balances as of December 31, 2011	8,819,290	8,819	16,662,743	16,662	116,483,223	(2,719,658)	(14,427,679)	(28,451,072)	17,269	73,647,222
Stock-based compensation	78,150	78	—	—	433,991	—	—	—	—	434,069
Adjustment from related party acquisition	—	—	—	—	59,301	—	—	—	—	59,301
Tax benefit from vesting of restricted stock	—	—	—	—	(80,104)	—	—	—	—	(80,104)
Purchase of treasury stock	—	—	—	—	—	(32,587)	(111,854)	—	—	(111,854)
Net income	—	—	—	—	—	—	—	11,031,270	—	11,031,270
Cash dividends, $0.085 per common share	—	—	—	—	—	—	—	(1,927,564)	—	(1,927,564)
Other comprehensive income	—	—	—	—	—	—	—	—	(3,083)	(3,083)

Balances as of December 31, 2012	8,897,440	$8,897	16,662,743	$16,662	$116,896,411	(2,752,245)	$(14,539,533)	$(19,347,366)	$14,186	$83,049,257

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$10,100,325	$11,031,270
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	619,100	434,069
Provision for bad debts	1,164,058	1,219,698
BMI music license fee settlement	—	(770,654)
Depreciation and amortization	2,391,531	2,097,179
Amortization of loan fees	395,113	362,160
Loss on extinguishment of long-term debt	—	2,563,979
Deferred income taxes	5,127,247	3,870,822
Change in operating assets and liabilities:
Accounts receivable	(698,214)	(1,635,513)
Prepaid expenses	149,366	1,118,718
Other assets	563,243	111,341
Accounts payable	218,070	249,626
Other liabilities	1,047,730	568,389
Other operating activities	(409,228)	(816,549)

Net cash provided by operating activities	20,668,341	20,404,535

Cash flows from investing activities:
Capital expenditures	(1,444,879)	(1,709,291)
Payment for acquisition of radio station	—	(2,000,000)
Payments for translator licenses	—	(195,000)
Payments for investments	(1,150,000)	(166,667)
Repayment of notes receivable from related parties	267,113	283,588

Net cash used in investing activities	(2,327,766)	(3,787,370)

Cash flows from financing activities:
Principal payments on indebtedness	(15,256,136)	(9,983,619)
Repayment of note payable to related party	—	(2,500,000)
Payments of loan fees	—	(3,963,445)
Tax benefit from vesting of restricted stock	80,104	(80,104)
Cash dividends paid	—	(1,927,564)
Payments for treasury stock	(214,137)	(111,854)

Net cash used in financing activities	(15,390,169)	(18,566,586)

Net increase (decrease) in cash and cash equivalents	2,950,406	(1,949,421)
Cash and cash equivalents at beginning of period	10,659,663	13,610,069

Cash and cash equivalents at end of period	$13,610,069	$11,660,648

Cash paid for interest	$6,988,006	$6,200,092

Cash paid for income taxes	$1,150,000	$3,319,500

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$132,519	$137,507

Note payable to related party to partially finance acquisition of radio station	$—	$2,500,000

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 43 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. The Company also operates one radio station in the expanded AM band in Augusta, GA. In addition, the Company provides management services to one radio station in Las Vegas, NV.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) fair values used for testing FCC broadcasting licenses and goodwill for impairment; (ii) future cash flows used for testing recoverability of property and equipment; (iii) the amount of allowance for doubtful accounts; and (iv) the realization of deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of uncollected amounts due from advertisers for the sale of advertising airtime. The amounts are net of advertising agency commissions and an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s estimate of probable losses in accounts receivable. Management determines the allowance based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions. Interest is not accrued on accounts receivable.

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

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. There were no changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2011. See Note 4 for changes in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2012. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 4.3 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. There were no changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012.

Investment

Other assets include a noncontrolling interest in Quu, Inc. which is accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investment is not estimated, as it is impracticable to do so. As of December 31, 2012, the carrying value of the investment in Quu, Inc. is $0.9 million. The Company has an option to purchase additional shares for $0.2 million which expires on May 31, 2013.

Loan Fees

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method.

Derivative Financial Instruments

Derivative financial instruments are recognized at fair value on the balance sheet. Changes in fair value for any derivative financial instruments not designated as hedging instruments are reported in interest expense. The effective portion of the change in fair value for any derivative financial instruments designated as cash flow hedges was reported in accumulated other comprehensive income.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Barter sales are recorded at the estimated fair value of the goods or services received. Revenue from barter sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a barter sales receivable is recorded. If goods or services are received before the broadcast of commercials then a barter sales payable is recorded. Barter sales revenue was $4.0 million and $3.7 million for the years ended December 31, 2011 and 2012, respectively. Barter sales expenses were $3.6 million and $3.3 million for the years ended December 31, 2011 and 2012, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income, including unrealized gain (loss) on available-for-sale securities and changes in fair value of derivative financial instruments designated as cash flow hedges.

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

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 48.2% and 47.1% of the Company’s net revenue in 2011 and 2012, respectively.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the new guidance in the fourth quarter of 2012.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. For other amounts that are that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. generally accepted accounting principles that provide additional detail about those amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

(3)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2011	2012
Land, buildings and improvements	$16,853,353	$16,391,268	15-30
Broadcast equipment	19,675,408	19,774,373	5-15
Transportation equipment	1,813,494	1,904,243	5
Office equipment	2,904,201	2,764,327	5-10
Construction in progress	823,940	687,526	—

	42,070,396	41,521,737
Less accumulated depreciation and amortization	(22,309,279)	(22,454,856)

	$19,761,117	$19,066,881

The Company recorded depreciation and amortization expense of $2.4 million and $2.1 million for the years ended December 31, 2011 and 2012, respectively.

(4)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the year ended December 31, 2012 is as follows:

Balance as of December 31, 2011	$178,913,816
Acquisition of translator licenses	195,000
Acquisition of KOAS-FM license (see Note 13)	4,142,912

Balance as of December 31, 2012	$183,251,728

On January 17, 2012, the Company acquired a translator license from Edgewater Broadcasting, Inc. for $45,000. The translator license allows the Company to rebroadcast the programming of one of its radio stations in Augusta, GA on the FM band over an expanded area of coverage. On October 1, 2012, the Company acquired three translator licenses from Reach Communications, Inc. for $150,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage. Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

On January 11, 2013, the Company acquired two translator licenses from Reach Communications, Inc. for $30,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage.

(5)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2011	2012
Accrued payroll expenses	$1,914,674	$2,345,175
Deferred rent	1,186,843	1,274,726
Deferred revenue	1,044,064	912,733
Barter sales payable	1,013,911	1,015,248
Deferred program rights	840,373	129,167
Other accrued expenses	1,294,321	2,302,926

	$7,294,186	$7,979,975

(6)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2011	December 31, 2012
Old credit facility:
Term loan	$71,906,903	$—
Revolving credit loan	54,826,716	—
First lien facility:
Term loan	—	86,750,000
Revolving credit facility	—	5,000,000
Second lien facility:
Term loan	—	25,000,000

	126,733,619	116,750,000
Less current installments	(6,848,276)	(3,500,000)

	$119,885,343	$113,250,000

As of December 31, 2011, the old credit facility consisted of a term loan with a remaining balance of $71.9 million and a revolving credit loan with a maximum commitment of $65.0 million. The old credit facility carried interest, based on LIBOR, at 3.81% as of December 31, 2011.

On August 9, 2012, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into two new credit agreements with a syndicate of financial institutions for a $110.0 million first lien facility and a $25.0 million second lien facility. Proceeds from the new credit facilities were primarily used to repay the old credit facility. In connection with the new credit agreements, the Company recorded a loss on extinguishment of long-term debt of $2.6 million in the third quarter of 2012.

As of December 31, 2012, the first lien facility consists of a term loan with a remaining balance of $86.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2012, the Company had $15.0 million in remaining commitments available under its revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin of 5.0% on the term loan and the adjusted LIBOR rate plus a margin ranging from 3.5% to 5.0% on the revolving credit facility that is determined by the Company’s consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin of 4.0% on the term loan and the base rate plus a margin ranging from 2.5% to 4.0% on the revolving credit facility that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.18% as of December 31, 2012 and matures on August 9, 2017.

The first lien credit agreement requires mandatory prepayments equal to 50% of excess cash flow, as defined in the first lien credit agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow, as defined in the first lien credit agreement. The mandatory prepayments decrease to 25% of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

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

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2012, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $91.7 million. The guarantees for the first lien facility expire on August 9, 2017.

As of December 31, 2012, the second lien facility consists of a term loan of $25.0 million. At the Company’s election, the second lien facility may bear interest at either the adjusted LIBOR rate or base rate, each as defined in the second lien credit agreement, plus a margin of 10.0% on an adjusted LIBOR rate loan and a margin of 9.0% on a base rate loan. The adjusted LIBOR rate for the second lien facility may not be less than 1.25%. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of December 31, 2012 and matures on August 9, 2018.

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

The second lien facility is secured by a second-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the second lien facility. If the Company defaults under the terms of the second lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2012, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $25.0 million. The guarantees for the second lien facility expire on August 9, 2018.

The aggregate scheduled principal repayments of the credit facilities for the next five years and thereafter are as follows:

	First lien facility		Second lien
		Revolving	facility
	Term loan	credit facility	Term loan	Total
2013	$3,500,000	$—	$—	$3,500,000
2014	5,625,000	—	—	5,625,000
2015	6,750,000	—	—	6,750,000
2016	7,875,000	—	—	7,875,000
2017	63,000,000	5,000,000	—	68,000,000
Thereafter	—	—	25,000,000	25,000,000

Total	$86,750,000	$5,000,000	$25,000,000	$116,750,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreements could result in the acceleration of the maturity of its outstanding debt. As of December 31, 2012, the Company was in compliance with all applicable financial covenants under its credit agreements.

(7)	Derivative Financial Instruments

On August 24, 2012, the Company entered into two interest rate cap agreements to limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements terminate in September 2014. The interest rate caps were not designated as hedging instruments. As of December 31, 2012, the fair value of the interest rate caps, reported in other assets, was approximately $19,000. The fair value of the interest rate caps was determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $69,000 for the year ended December 31, 2012.

Previously, the Company used interest rate swap agreements to fix its cost of variable debt on a portion of its old credit facility. These interest rate swap agreements, which expired in 2011, were designated as cash flow hedges of its variable rate debt. A summary of activity relating to the expired interest rate swap agreements is as follows:

	Year ended December 31,
	2011	2012
Loss recognized in other comprehensive income	$(36,389)	$—
Loss reclassified from other comprehensive income to interest expense	1,590,905	—

(8)	Stockholders’ Equity

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

The Company’s credit agreements permit it to pay cash dividends and to repurchase additional shares of its common stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million for the period from August 9, 2012 to December 31, 2012, $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. The Company paid no cash dividends in 2011 and $1.9 million for a special cash dividend in 2012. The Company paid $0.2 million to repurchase 33,983 shares of its Class A common stock in 2011 and $0.1 million to repurchase 32,587 shares of its Class A common stock in 2012.

(9)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2011	137,000	$4.32
Granted	120,250	6.07
Vested	(104,000)	4.28
Forfeited	(4,666)	5.99

Unvested as of December 31, 2011	148,584	4.26
Granted	80,000	3.63
Vested	(103,016)	6.04
Forfeited	(1,850)	3.15

Unvested as of December 31, 2012	123,718	$3.86

As of December 31, 2012, there was $0.2 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2011	14,367	$3.57
Vested	(6,934)	3.57
Forfeited	(5,100)	5.99

Unvested as of December 31, 2011	2,333	5.99
Vested	(2,333)	5.99

Unvested as of December 31, 2012	—	$—

As of December 31, 2012, there were 178,084 exercisable stock options outstanding with a weighted-average exercise price of $13.92. The weighted-average remaining contractual term was 0.9 years and the aggregate intrinsic value was zero.

(10)	Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2011	2012
Federal:
Current	$1,395,568	$3,136,830
Deferred	4,191,095	2,847,899

	5,586,663	5,984,729
State:
Current	—	358,533
Deferred	1,139,068	903,625

	1,139,068	1,262,158

	$6,725,731	$7,246,887

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2011	2012
Expected tax expense	$5,720,859	$6,214,573
State income taxes, net of federal benefit	751,785	833,024
Change in valuation allowance	59,553	(10,367)
Non-deductible items	193,534	209,657

	$6,725,731	$7,246,887

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2012
Deferred tax assets:
Allowance for doubtful accounts	$335,624	$406,387
Other assets	547,327	817,880
Accrued expenses	485,506	519,447
Other long-term liabilities	426,203	381,380
Stock-based compensation	425,699	347,493
Net operating losses	638,858	382,852

Subtotal	2,859,217	2,855,439
Valuation allowance	(653,919)	(643,552)

Total	2,205,298	2,211,887

Deferred tax liabilities:
Prepaid expenses	(674,314)	(506,933)
Property and equipment	(1,561,300)	(1,427,035)
Intangibles	(45,126,386)	(49,308,526)

Total	(47,362,000)	(51,242,494)

Net deferred tax liabilities	$(45,156,702)	$(49,030,607)

As of December 31, 2012, the Company has state net operating losses of $8.4 million, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2011 and 2012, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2008.

(11)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2011	2012
Net income	$10,100,325	$11,031,270

Weighted-average shares outstanding:
Basic	22,593,327	22,667,102
Effect of dilutive securities:
Stock options	—	—
Restricted stock	92,334	81,860

Diluted	22,685,661	22,748,962

Net income per basic share	$0.45	$0.49

Net income per diluted share	$0.45	$0.48

(12)	Non-Cash Operating and Investing Activities

In the first quarter of 2012, the Company finalized the terms of a long-term lease agreement for a radio tower in Boston, MA. The terms of the agreement resulted in a $1.3 million reclassification of leasehold improvements previously reported in property and equipment to long-term prepaid rent in other assets.

(13)	Related Party Transactions

Notes receivable from related parties totaling $2.7 million as of December 31, 2012 are due from Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, in aggregate monthly payments of approximately $38,000, including interest at 6.0%. The notes mature on December 28, 2020. Interest income on the notes receivable from BFT was approximately $185,000 and $169,000 for the years ended December 31, 2011 and 2012, respectively.

The Company leases radio towers for 24 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $553,000 and $559,000 for the years ended December 31, 2011 and 2012, respectively.

The Company leases radio towers for two radio stations under separate lease agreements from BFT. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006 therefore no rental expense was reported for the years ended December 31, 2011 and 2012.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $29,000 and $30,000 for the years ended December 31, 2011 and 2012, respectively.

The Company leases property for its radio stations in Ft. Myers, FL from George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $158,000 and $163,000 for the years ended December 31, 2011 and 2012, respectively.

The Company leases land for its radio stations in Augusta, GA from George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $38,000 and $40,000 for the years ended December 31, 2011 and 2012, respectively.

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is wholly-owned by George G. Beasley. Rental expense was approximately $174,000 for the years ended December 31, 2011 and 2012.

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement expires on December 31, 2014 and includes an option to purchase the two managed radio stations. The Company may exercise the option for either or both radio stations at any time during the term of the management agreement. If the option is exercised, the combined purchase price will be $8.5 million plus (i) any unreimbursed management fee losses; (ii) any operating losses incurred by the radio station or stations for which the option is exercised and (iii) capital expenditures during the term of the management agreement to be purchased under the option. The purchase will also be subject to the terms and conditions of an asset purchase agreement, including FCC approval. Management fees, reported in net revenue in the accompanying statements of comprehensive income, were approximately $519,000 and $137,000 for the years ended December 31, 2011 and 2012, respectively.

On August 10, 2012, the Company exercised its option to acquire KOAS-FM for $4.5 million. The Company acquired KOAS-FM to complement its current market cluster in Las Vegas, NV and believes that the addition will allow it to compete more effectively and increase revenue share in that market. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full in the third quarter of 2012. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to the financial statements and earnings per share for all periods presented. The operations of KOAS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$416,389
FCC broadcasting license	4,142,912

Carrying amount of assets acquired	4,559,301
Purchase price	4,500,000

Adjustment to additional paid-in capital	$59,301

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012 and $104,167 on July 31, 2012 which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of the Company.

As of December 31, 2012, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2013	$821,064
2014	754,525
2015	634,918
2016	582,987
2017	507,196
Thereafter	1,634,094

Total	$4,934,784

(14)	Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.4 million and $2.5 million for the years ended December 31, 2011 and 2012, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2012, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2013	$6,896,238
2014	2,428,301
2015	2,255,899
2016	1,910,004
2017	1,522,302
Thereafter	7,989,168

Total	$23,001,912

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(15)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.7 million as of December 31, 2012, compared with a fair value of $2.9 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.9 million as of December 31, 2011, compared with a fair value of $3.4 million.

The carrying amount of long term debt, including the current installments, was $116.7 million as of December 31, 2012 and approximated fair value based on current market rates. The carrying amount of long-term debt was $126.7 million as of December 31, 2011 and approximated fair value based on current market rates.

(16)	Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $16,500 or $22,000 if aged 50 years or older in 2011 and $17,000 or $22,500 if aged 50 years or older in 2012. There were no employer matching contributions in 2011 and 2012.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2011 and 2012

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts (deducted from accounts receivable)	907,819	1,164,058	1,617,245	454,632
Valuation allowance for deferred tax assets	594,366	74,665	15,112	653,919
Year ended December 31, 2012:
Allowance for doubtful accounts (deducted from accounts receivable)	454,632	1,219,698	1,036,470	637,860
Valuation allowance for deferred tax assets	653,919	1,940	12,307	643,552

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012, the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits the Company to provide only management’s report in this annual report.

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2013. The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2013 Proxy Statement. The section entitled “Compensation Committee Report” in the 2013 Proxy Statement is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and restated certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	First lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (3)

10.2	Second lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (4)

10.3	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (5)

10.4	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (6)

10.5	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (7)

10.6	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (8)

10.7	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (9)

10.8	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (10)

10.9	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (11)

10.10	Performance incentive plan of the Company. (12)

21.1	Subsidiaries of the Company. (13)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.
(5)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).

(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(7)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(8)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(9)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(10)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(11)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005
(12)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 11, 2012.
(13)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley Chairman of the Board and Chief Executive Officer

Date:	February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 15, 2013

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 15, 2013

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	February 15, 2013

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	February 15, 2013

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	February 15, 2013

/S/ JOE B. COX Joe B. Cox	Director	February 15, 2013

/S/ MARK S. FOWLER Mark S. Fowler	Director	February 15, 2013

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	February 15, 2013