Form 10-Q
period 2013-03-31
BEASLEY BROADCAST GROUP INC
filed 2013-05-03
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Class A Common Stock, $.001 par value, 6,190,165 Shares Outstanding as of April 26, 2013

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of April 26, 2013

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,660,648	$14,223,452
Accounts receivable, less allowance for doubtful accounts of $637,860 in 2012 and $524,066 in 2013	18,175,425	16,736,368
Prepaid expenses	963,677	2,141,383
Deferred tax assets	418,900	186,268
Other current assets	2,172,195	2,066,597

Total current assets	33,390,845	35,354,068
Notes receivable from related parties	2,656,067	2,582,476
Property and equipment, net	19,066,881	18,819,005
FCC broadcasting licenses	183,251,728	183,281,728
Goodwill	13,629,364	13,629,364
Other assets	7,377,779	7,113,704

Total assets	$259,372,664	$260,780,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500,000	$4,625,000
Accounts payable	1,156,406	899,181
Other current liabilities	7,979,975	7,520,035

Total current liabilities	12,636,381	13,044,216
Long-term debt, net of current portion	113,250,000	111,125,000
Deferred tax liabilities	49,449,507	50,188,176
Other long-term liabilities	987,519	958,285

Total liabilities	176,323,407	175,315,677
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 8,897,440 issued and 6,145,195 outstanding in 2012; 8,977,790 issued and 6,191,165 outstanding in 2013	8,897	8,977
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2012 and 2013	16,662	16,662
Additional paid-in capital	116,896,411	117,081,669
Treasury stock, Class A common stock; 2,752,245 in 2012; 2,786,625 shares in 2013	(14,539,533)	(14,716,045)
Accumulated deficit	(19,347,366)	(16,926,879)
Accumulated other comprehensive income	14,186	284

Stockholders’ equity	83,049,257	85,464,668

Total liabilities and stockholders’ equity	$259,372,664	$260,780,345

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2013
Net revenue	$23,298,608	$24,812,469

Operating expenses:
Station operating expenses (including stock-based compensation of $2,771 in 2012 and $7,238 in 2013 and excluding depreciation and amortization shown separately below)	15,505,304	16,703,004
Corporate general and administrative expenses (including stock-based compensation of $127,122 in 2012 and $129,975 in 2013)	2,040,345	2,094,009
Depreciation and amortization	514,049	564,695

Total operating expenses	18,059,698	19,361,708
Operating income	5,238,910	5,450,761
Non-operating income (expense):
Interest expense	(1,346,171)	(2,047,874)
Other income (expense), net	74,306	46,029

Income before income taxes	3,967,045	3,448,916
Income tax expense	1,559,049	1,028,429

Net income	2,407,996	2,420,487
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $418 in 2012 and income tax benefit of $8,747 in 2013)	665	(13,902)

Comprehensive income	$2,408,661	$2,406,585

Net income per share:
Basic and diluted	$0.11	$0.11
Weighted average shares outstanding:
Basic	22,641,225	22,711,541
Diluted	22,661,073	22,726,909

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$2,407,996	$2,420,487
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	129,893	137,213
Provision for bad debts	267,370	278,900
Depreciation and amortization	514,049	564,695
Amortization of loan fees	93,890	150,133
Deferred income taxes	1,559,791	957,399
Change in operating assets and liabilities:
Accounts receivable	2,095,411	1,160,157
Prepaid expenses	(961,654)	(1,177,706)
Other assets	14,497	109,920
Accounts payable	59,355	(257,225)
Other liabilities	(189,526)	(448,005)
Other operating activities	(385,584)	38,508

Net cash provided by operating activities	5,605,488	3,934,476

Cash flows from investing activities:
Capital expenditures	(369,346)	(286,876)
Payments for translator licenses	—	(30,000)
Payments for investments	(62,500)	—
Repayment of notes receivable from related parties	69,315	73,591

Net cash used in investing activities	(362,531)	(243,285)

Cash flows from financing activities:
Principal payments on indebtedness	(3,352,178)	(1,000,000)
Tax benefit (shortfall) from vesting of restricted stock	(80,104)	48,125
Payments for treasury stock	(103,718)	(176,512)

Net cash used in financing activities	(3,536,000)	(1,128,387)

Net increase in cash and cash equivalents	1,706,957	2,562,804
Cash and cash equivalents at beginning of period	13,610,069	11,660,648

Cash and cash equivalents at end of period	$15,317,026	$14,223,452

Cash paid for interest	$1,252,033	$1,816,398

Cash paid for income taxes	$14,500	$205,495

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$1,799	$29,943

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncement

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. For other amounts that are that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. generally accepted accounting principles that provide additional detail about those amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company adopted the new guidance in the first quarter of 2013 with no material impact on its financial statements.

(3)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2013 is as follows:

Balance as of December 31, 2012	$183,251,728
Acquisition of translator licenses	30,000

Balance as of March 31, 2013	$183,281,728

On January 11, 2013, the Company acquired two translator licenses from Reach Communications, Inc. for $30,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Fort Myers-Naples, FL on the FM band over and expanded area of coverage. Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2012	2013
First lien facility:
Term loan	86,750,000	85,750,000
Revolving credit facility	5,000,000	5,000,000
Second lien facility:
Term loan	25,000,000	25,000,000

	116,750,000	115,750,000
Less current installments	(3,500,000)	(4,625,000)

	$113,250,000	$111,125,000

As of March 31, 2013, the first lien facility consisted of a term loan with a remaining balance of $85.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2013, the Company had $15.0 million in remaining commitments available under its revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.18% and 5.15% as of December 31, 2012 and March 31, 2013, respectively, and matures on August 9, 2017.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The first lien facility requires the Company to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not have exceeded 5.25 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 5.0 times for the period from April 1, 2013 through December 31, 2013. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•

Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

As of March 31, 2013, the second lien facility consisted of a term loan of $25.0 million. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of December 31, 2012 and March 31, 2013.

On April 3, 2013, the second lien facility was prepaid in full (see note 10).

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreements could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2013, the Company was in compliance with all applicable financial covenants under its credit agreements.

(5)	Derivative Financial Instruments

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements terminate in September 2014. The interest rate caps were not designated as hedging instruments. As of March 31, 2013, the fair value of the interest rate caps, reported in other assets, was approximately $21,000. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $2,000 for the three months ended March 31, 2013.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2013	123,718	$3.86
Granted	80,000	6.11
Vested	(89,517)	3.77
Forfeited	350	3.15

Unvested as of March 31, 2013	114,551	$5.78

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2013, there was $0.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2013	178,084	$13.92
Forfeited	(7,000)	10.13

Outstanding and exercisable as of March 31, 2013	171,084	$14.07

As of March 31, 2013, the weighted-average remaining contractual term was 0.7 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(7)	Income Taxes

The Company’s effective tax rate was approximately 39% and 30% for the three months ended March 31, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance for certain deferred tax assets which management has determined, more likely than not, that such losses will not be utilized. The effective tax rate for the three months ended March 31, 2013, also reflects a $0.3 million decrease from a change to the Company’s state tax effective rate.

(8)	Related Party Transaction

On April 12, 2013, the Company contributed an additional $104,167 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(9)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 6.0% was $2.6 million as of March 31, 2013, compared with a fair value of $2.8 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.7 million as of December 31, 2012, compared with a fair value of $2.9 million.

The carrying amount of long term debt, including the current installments, was $115.7 million as of March 31, 2013 and approximated fair value based on current market rates. The carrying amount of long-term debt was $116.7 million as of December 31, 2012 and approximated fair value based on current market rates.

(10)	Subsequent Event

On April 3, 2013, the Company amended its first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the amended credit agreement, the Company expects to record a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amended first lien facility consists of a term loan with a remaining balance of $105.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of April 3, 2013, the Company had $13.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by the Company’s consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears.

The amended first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of April 3, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $112.7 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the amended credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$3,250,000	$—	$3,250,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$105,750,000	$7,000,000	$112,750,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2013.

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

Recent Developments

On April 12, 2013, we contributed an additional $104,167 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On April 3, 2013, we amended our first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings, $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the amended credit agreement, we expect to record a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the first quarter of 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2012	2013	$	%
Net revenue	$23,298,608	$24,812,469	$1,513,861	6.5%
Station operating expenses	15,505,304	16,703,004	1,197,700	7.7
Corporate general and administrative expenses	2,040,345	2,094,009	53,664	2.6
Interest expense	1,346,171	2,047,874	701,703	52.1
Income tax expense	1,559,049	1,028,429	(530,620)	(34.0)
Net income	2,407,996	2,420,487	12,491	0.5

Net Revenue. Net revenue increased $1.5 million during the three months ended March 31, 2013. Significant factors affecting net revenue included a $1.0 million increase in advertising revenue from our Philadelphia market cluster, a $0.3 million increase from our Fort Myers market cluster, and $0.7 million of additional net revenue from KOAS-FM in Las Vegas, NV which was acquired in the third quarter of 2012. Net revenue was comparable to the same period in 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $1.2 million during the three months ended March 31, 2013. Significant factors affecting station operating expenses included a $0.4 million increase at our Philadelphia market cluster and $0.4 million of additional station operating expenses from KOAS-FM in Las Vegas, NV. Station operating expenses were comparable to the same period in 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2013 were comparable to the same period in 2012.

Interest Expense. Interest expense increased $0.7 million during the three months ended March 31, 2013. Significant factors affecting interest expense included an increase in borrowing costs under the credit agreements we entered into in the third quarter of 2012 and a decrease in long-term debt outstanding.

Income Tax Expense. Our effective tax rate was approximately 39% and 30% for the three months ended March 31, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance for certain deferred tax assets which management has determined, more likely than not, that such losses will not be utilized. The effective tax rate for the three months ended March 31, 2013, also reflects a $0.3 million decrease from a change to our state tax effective rate.

Net Income. Net income during the three months ended March 31, 2013 was comparable to the same period in 2012.

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

Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year. We paid $0.2 million to repurchase 34,380 shares during the three months ended March 31, 2013.

Our credit agreement permits us to pay cash dividends, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the three months ended March 31, 2013.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our credit facilities;

•	additional borrowings, other than under our existing credit facilities, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results or unanticipated expenses could give rise to defaults under our credit facilities, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2012 and 2013 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2012	2013
Net cash provided by operating activities	$5,605,488	$3,934,476
Net cash used in investing activities	(362,531)	(243,285)
Net cash used in financing activities	(3,536,000)	(1,128,387)

Net increase in cash and cash equivalents	$1,706,957	$2,562,804

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.7 million during the three months ended March 31, 2013. Significant factors affecting net cash provided by operating activities included a $1.2 million increase in station operating expenses, a $0.6 million increase in interest payments, and a $0.4 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2013 included payments of $0.3 million for capital expenditures. Net cash used in investing activities for the same period in 2012 included payments of $0.4 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2013 included repayments of $1.0 million under our credit facilities and payments of $0.2 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2012 included repayments of $3.4 million under our credit facility and payments of $0.1 million for repurchases of our Class A common stock.

Credit Facilities. As of April 26, 2013, the aggregate outstanding balance of our credit facilities was $112.7 million. As of March 31, 2013, the first lien facility consisted of a term loan with a remaining balance of $85.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2013, we had $15.0 million in remaining commitments under our revolving credit facility. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.15% as of March 31, 2013 and matures on August 9, 2017.

The first lien credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the first lien credit agreement, when our consolidated total debt is equal to or greater than three times our consolidated operating cash flow as defined in the first lien credit agreement. The mandatory prepayments decrease to 25% of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The first lien facility requires us to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through March 31, 2013 must not have exceeded 5.25 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 5.0 times for the period from April 1, 2013 through December 31, 2013. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•

Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

As of March 31, 2013, the second lien facility consisted of a term loan of $25.0 million. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of March 31, 2013.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreements could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2013, we were in compliance with all applicable financial covenants under our credit agreements; our consolidated total debt ratio was 3.46 times, and our interest coverage ratio was 4.62 times.

On April 3, 2013, we amended our first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the amended credit agreement, we expect to record a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

The amended first lien facility consists of a term loan with a remaining balance of $105.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of April 3, 2013, we had $13.0 million in remaining commitments available under our revolving credit facility. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by our consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears.

The amended first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of April 3, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $112.7 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the amended credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$3,250,000	$—	$3,250,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$105,750,000	$7,000,000	$112,750,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risks affecting our Company during the first quarter of 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2013	—	$—	—	$—
February 1 – 28, 2013	32,250	5.07	—	—
March 1 – 31, 2013	2,130	6.14	—	—

Total	34,380

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. All shares purchased during the three months ended March 31, 2013, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year.

Our credit agreement permits us to pay cash dividends, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the three months ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a) / 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) / 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b) / 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 3, 2013	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief
Executive Officer

Dated: May 3, 2013	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)