Form 10-Q
period 2013-06-30
BEASLEY BROADCAST GROUP INC
filed 2013-08-02
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Class A Common Stock, $.001 par value, 6,253,515 Shares Outstanding as of July 26, 2013

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of July 26, 2013

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,660,648	$12,992,375
Accounts receivable, less allowance for doubtful accounts of $637,860 in 2012 and $474,347 in 2013	18,175,425	17,731,922
Prepaid expenses	963,677	3,294,607
Deferred tax assets	418,900	73,212
Other current assets	2,172,195	2,222,119

Total current assets	33,390,845	36,314,235
Notes receivable from related parties	2,656,067	2,500,538
Property and equipment, net	19,066,881	18,856,086
FCC broadcasting licenses	183,251,728	183,281,728
Goodwill	13,629,364	13,629,364
Other assets	7,377,779	6,385,070

Total assets	$259,372,664	$260,967,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500,000	$5,500,000
Accounts payable	1,156,406	918,136
Other current liabilities	7,979,975	7,890,907

Total current liabilities	12,636,381	14,309,043
Long-term debt, net of current portion	113,250,000	106,750,000
Deferred tax liabilities	49,449,507	50,972,097
Other long-term liabilities	987,519	929,051

Total liabilities	176,323,407	172,960,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 8,897,440 issued and 6,145,195 outstanding in 2012; 9,041,290 issued and 6,253,515 outstanding in 2013	8,897	9,041
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2012 and 2013	16,662	16,662
Additional paid-in capital	116,896,411	117,267,413
Treasury stock, Class A common stock; 2,752,245 in 2012; 2,787,775 shares in 2013	(14,539,533)	(14,723,378)
Accumulated deficit	(19,347,366)	(14,568,910)
Accumulated other comprehensive income	14,186	6,002

Stockholders’ equity	83,049,257	88,006,830

Total liabilities and stockholders’ equity	$259,372,664	$260,967,021

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2012	2013
Net revenue	$24,790,965	$26,855,633

Operating expenses:
Station operating expenses (including stock-based compensation of $4,741 in 2012 and $11,553 in 2013 and excluding depreciation and amortization shown separately below)	14,634,886	16,773,324
Corporate general and administrative expenses (including stock-based compensation of $103,322 in 2012 and $171,747 in 2013)	1,940,349	2,129,569
Depreciation and amortization	516,452	527,529

Total operating expenses	17,091,687	19,430,422

Operating income	7,699,278	7,425,211
Non-operating income (expense):
Interest expense	(1,265,985)	(2,326,250)
Loss on extinguishment of long-term debt	—	(1,260,784)
Other income (expense), net	(89,374)	36,563

Income before income taxes	6,343,919	3,874,740
Income tax expense	2,482,849	1,516,771

Net income	3,861,070	2,357,969
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $8,329 in 2012 and income tax expense of $3,558 in 2013)	(13,237)	5,718

Comprehensive income	$3,847,833	$2,363,687

Net income per share:
Basic and diluted	$0.17	$0.10
Weighted average shares outstanding:
Basic	22,674,258	22,742,198
Diluted	22,733,063	22,798,418

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2012	2013
Net revenue	$48,089,573	$51,668,102

Operating expenses:
Station operating expenses (including stock-based compensation of $7,512 in 2012 and $18,791 in 2013 and excluding depreciation and amortization shown separately below)	30,140,190	33,476,328
Corporate general and administrative expenses (including stock-based compensation of $230,444 in 2012 and $301,722 in 2013)	3,980,694	4,223,578
Depreciation and amortization	1,030,501	1,092,224

Total operating expenses	35,151,385	38,792,130

Operating income	12,938,188	12,875,972
Non-operating income (expense):
Interest expense	(2,612,156)	(4,374,124)
Loss on extinguishment of long-term debt	—	(1,260,784)
Other income (expense), net	(15,068)	82,592

Income before income taxes	10,310,964	7,323,656
Income tax expense	4,041,898	2,545,200

Net income	6,269,066	4,778,456
Other comprehensive income:
Unrealized loss on securities (net of income tax benefit of $7,911 in 2012 and $5,189 in 2013)	(12,572)	(8,184)

Comprehensive income	$6,256,494	$4,770,272

Net income per share:
Basic and diluted	$0.28	$0.21
Weighted average shares outstanding:
Basic	22,657,742	22,726,954
Diluted	22,707,464	22,774,001

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$6,269,066	$4,778,456
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	237,956	320,513
Provision for bad debts	529,330	408,421
BMI music license fee settlement	(770,654)	—
Depreciation and amortization	1,030,501	1,092,224
Amortization of loan fees	186,309	254,659
Loss on extinguishment of long-term debt	—	1,260,784
Deferred income taxes	2,689,858	1,860,094
Change in operating assets and liabilities:
Accounts receivable	401,218	35,082
Prepaid expenses	(723,371)	(2,330,930)
Other assets	(479,066)	181,107
Accounts payable	(125,396)	(238,270)
Other liabilities	361,866	(219,618)
Other operating activities	(443,475)	10,455

Net cash provided by operating activities	9,164,142	7,412,977

Cash flows from investing activities:
Capital expenditures	(700,807)	(852,349)
Payments for translator licenses	—	(30,000)
Payments for investments	(62,500)	(104,167)
Repayment of notes receivable from related parties	139,674	155,529

Net cash used in investing activities	(623,633)	(830,987)

Cash flows from financing activities:
Principal payments on indebtedness	(6,565,308)	(4,500,000)
Payments of loan fees	—	(617,051)
Tax benefit (shortfall) from vesting of restricted stock	(80,104)	50,633
Payments for treasury stock	(107,938)	(183,845)

Net cash used in financing activities	(6,753,350)	(5,250,263)

Net increase in cash and cash equivalents	1,787,159	1,331,727
Cash and cash equivalents at beginning of period	13,610,069	11,660,648

Cash and cash equivalents at end of period	$15,397,228	$12,992,375

Cash paid for interest	$2,443,066	$4,080,557

Cash paid for income taxes	$1,677,500	$2,274,395

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$55,804	$29,080

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

(3) FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2013 is as follows:

Balance as of December 31, 2012	$183,251,728
Acquisition of translator licenses	30,000

Balance as of June 30, 2013	$183,281,728

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

(4) Derivative Financial Instruments

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expire in September 2014. The interest rate caps were not designated as hedging instruments. As of June 30, 2013, the fair value of the interest rate caps, reported in other assets, was approximately $16,000. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $5,000 and $2,000 for the three and six months ended June 30, 2013, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2012	June 30, 2013
First lien facility:
Term loan	$86,750,000	$105,250,000
Revolving credit facility	5,000,000	7,000,000
Second lien facility:
Term loan	25,000,000	—

	116,750,000	112,250,000
Less current installments	(3,500,000)	(5,500,000)

	$113,250,000	$106,750,000

As of December 31, 2012, the first lien facility consisted of a term loan with a remaining balance of $86.7 million and a revolving credit facility with a maximum commitment of $20.0 million. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.18% as of December 31, 2012. As of December 31, 2012, the second lien facility consisted of a term loan of $25.0 million. The second lien facility carried interest, based on the adjusted LIBOR rate, at 11.25% as of December 31, 2012.

On April 3, 2013, the Company amended its first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the prepayment of the second lien facility, the Company recorded a prepayment fee of $1.0 million in interest expense during the second quarter of 2013. In connection with the amended first lien credit agreement and the prepayment of the second lien facility, the Company also recorded a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

As of June 30, 2013, the first lien facility consisted of a term loan with a remaining balance of $105.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2013, the Company had $13.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by the Company’s consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.20% as of June 30, 2013 and matures on August 9, 2017.

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

The first lien facility requires the Company to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2013 must not exceed 5.0 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•

Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $112.2 million. The guarantees for the first lien facility expire on August 9, 2017.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$2,750,000	$—	$2,750,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$105,250,000	$7,000,000	$112,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2013, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2013	114,551	$5.78
Granted	63,500	7.21
Vested	(4,600)	4.95

Unvested as of June 30, 2013	173,451	$6.33

As of June 30, 2013, there was $0.8 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of April 1, 2013	171,084	$14.07
Forfeited	(71,334)	11.73

Outstanding and exercisable as of June 30, 2013	99,750	$15.75

As of June 30, 2013, the weighted-average remaining contractual term was 0.9 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Income Taxes

The Company’s effective tax rate was approximately 39% for the three and six months ended June 30, 2012 and approximately 39% and 35% for the three and six months ended June 30, 2013, respectively which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2013, also reflects a $0.3 million decrease from a change to the Company’s state tax effective rate.

(8) Related Party Transactions

On June 17, 2013, the Company entered into an asset purchase agreement to acquire KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.0 million. The Company expects to complete this acquisition by the end of the third quarter of 2014 however closing is subject to certain conditions. The Company expects to finance this acquisition with cash on hand or a combination of cash on hand and a note payable to GGB Las Vegas, LLC.

On May 31, 2013, the interest rate on the notes receivable from Beasley Family Towers, LLC was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. Beasley Family Towers, LLC is controlled by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

On April 12, 2013, the Company contributed an additional $104,167 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(9) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $2.5 million as of June 30, 2013, compared with a fair value of $2.3 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.7 million as of December 31, 2012, compared with a fair value of $2.9 million.

The carrying amount of long term debt, including the current installments, was $112.2 million as of June 30, 2013 and approximated fair value based on current market rates. The carrying amount of long-term debt was $116.7 million as of December 31, 2012 and approximated fair value based on current market rates.

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

Recent Developments

On June 17, 2013, we entered into an asset purchase agreement to acquire KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.0 million. We expect to complete this acquisition by the end of the third quarter of 2014 however closing is subject to certain conditions. We expect to finance this acquisition with cash on hand or a combination of cash on hand and a note payable to GGB Las Vegas, LLC.

On May 31, 2013, the interest rate on the notes receivable from Beasley Family Towers, LLC was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. Beasley Family Towers, LLC is controlled by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the second quarter of 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2012	2013	$	%
Net revenue	$24,790,965	$26,855,633	$2,064,668	8.3%
Station operating expenses	14,634,886	16,773,324	2,138,438	14.6
Corporate general and administrative expenses	1,940,349	2,129,569	189,220	9.8
Interest expense	1,265,985	2,326,250	1,060,265	83.8
Loss on extinguishment of long-term debt	—	1,260,784	1,260,784	—
Income tax expense	2,482,849	1,516,771	(966,078)	(38.9)
Net income	3,861,070	2,357,969	(1,503,101)	(38.9)

Net Revenue. Net revenue increased $2.1 million during the three months ended June 30, 2013. Significant factors affecting net revenue included a $1.1 million increase in advertising revenue at our Las Vegas market cluster, which included $1.0 million of additional net revenue from KOAS-FM in Las Vegas, NV which was acquired in the third quarter of 2012, a $0.7 million increase in advertising revenue from our Philadelphia market cluster, and a $0.3 million increase in advertising revenue from our Fayetteville market cluster. Net revenue was comparable to the same period in 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $2.1 million during the three months ended June 30, 2013. Significant factors affecting station operating expenses included a $0.7 million increase at our Las Vegas market cluster, which included $0.4 million of additional station operating expenses from KOAS-FM in Las Vegas, NV, a $0.4 million increase at our Miami-Fort Lauderdale market cluster, a $0.4 million increase at our Philadelphia market cluster, and a $0.3 million increase at our Fort Myers-Naples market cluster. In addition, station operating expenses increased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of a BMI fee settlement in 2012. Station operating expenses were comparable to the same period in 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended June 30, 2013 was primarily due to an increase in incentive-based compensation expense and stock-based compensation expense.

Interest Expense. Interest expense increased $1.1 million during the three months ended June 30, 2013. Significant factors affecting interest expense included a $1.0 million fee in connection with the prepayment of the second lien facility, an increase in borrowing costs under the credit agreements we entered into in the third quarter of 2012, and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the three months ended June 30, 2013.

Income Tax Expense. Our effective tax rate was approximately 39% for the three months ended June 30, 2012 and 2013, which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended June 30, 2013 decreased $1.5 million as a result of the factors described above.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2012	2013	$	%
Net revenue	$48,089,573	$51,668,102	$3,578,529	7.4%
Station operating expenses	30,140,190	33,476,328	3,336,138	11.1
Corporate general and administrative expenses	3,980,694	4,223,578	242,884	6.1
Interest expense	2,612,156	4,374,124	1,761,968	67.5
Loss on extinguishment of long-term debt	—	1,260,784	1,260,784	—
Income tax expense	4,041,898	2,545,200	(1,496,698)	(37.0)
Net income	6,269,066	4,778,456	(1,490,610)	(23.8)

Net Revenue. Net revenue increased $3.6 million during the six months ended June 30, 2013. Significant factors affecting net revenue included a $1.9 million increase in advertising revenue at our Las Vegas market cluster, which included $1.8 million of additional net revenue from KOAS-FM in Las Vegas, NV which was acquired in the third quarter of 2012, and a $1.7 million increase in advertising revenue from our Philadelphia market cluster. Net revenue was comparable to the same period in 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $3.3 million during the six months ended June 30, 2013. Significant factors affecting station operating expenses included a $1.2 million increase at our Las Vegas market cluster, which included $0.8 million of additional station operating expenses from KOAS-FM in Las Vegas, NV, a $0.8 million increase at our Philadelphia market cluster, and a $0.6 million increase at our Miami-Fort Lauderdale market cluster. In addition, station operating expenses increased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of a BMI fee settlement in 2012. Station operating expenses were comparable to the same period in 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the six months ended June 30, 2013 was primarily due to an increase in incentive-based compensation expense and stock-based compensation expense.

Interest Expense. Interest expense increased $1.8 million during the six months ended June 30, 2013. Significant factors affecting interest expense included a $1.0 million fee in connection with the prepayment of the second lien facility, an increase in borrowing costs under the credit agreements we entered into in the third quarter of 2012, and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the six months ended June 30, 2013.

Income Tax Expense. Our effective tax rate was approximately 39% and 35% for the six months ended June 30, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2013, also reflects a $0.3 million decrease from a change to our state tax effective rate.

Net Income. Net income during the six months ended June 30, 2013 decreased $1.5 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year. We paid $0.2 million to repurchase 35,530 shares during the six months ended June 30, 2013.

Our credit agreement permits us to pay cash dividends, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the six months ended June 30, 2013.

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

Our ability to reduce our consolidated total debt ratio, as defined by our credit agreement, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our revolving credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our consolidated total debt ratio and we may not be permitted to make any additional borrowings under our revolving credit facility.

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2012 and 2013 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2012	2013
Net cash provided by operating activities	$9,164,142	$7,412,977
Net cash used in investing activities	(623,633)	(830,987)
Net cash used in financing activities	(6,753,350)	(5,250,263)

Net increase in cash and cash equivalents	$1,787,159	$1,331,727

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.8 million during the six months ended June 30, 2013. Significant factors affecting net cash provided by operating activities included a $1.8 million increase in cash paid for station operating expenses, a $1.6 million increase in interest payments, a $0.6 million increase in income tax payments, and a $2.4 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2013 included payments of $0.9 million for capital expenditures. Net cash used in investing activities for the same period in 2012 included payments of $0.7 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2013 included repayments of $4.5 million under our credit facilities, and payments of $0.6 million for loan fees related to the amended first lien credit agreement. Net cash used in financing activities for the same period in 2012 included repayments of $6.6 million under our credit facility.

Credit Facility. As of July 26, 2013, the aggregate outstanding balance of our credit facility was $112.2 million. On April 3, 2013, we amended our first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the prepayment of the second lien facility, we recorded a prepayment fee of $1.0 million in interest expense during the second quarter of 2013. In connection with the amended first lien credit agreement and the prepayment of the second lien facility, we also recorded a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

As of June 30, 2013, the first lien facility consisted of a term loan with a remaining balance of $105.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2013, we had $13.0 million in remaining commitments available under our revolving credit facility. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by our consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.20% as of June 30, 2013 and matures on August 9, 2017.

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

The first lien facility requires us to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2013 must not exceed 5.0 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•

Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $112.2 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$2,750,000	$—	$2,750,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$105,250,000	$7,000,000	$112,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2013, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.39 times, and our interest coverage ratio was 3.94 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risks affecting our Company during the second quarter of 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2013	1,000	$6.39	—	$—
May 1 – 31, 2013	150	6.25	—	—
June 1 – 30, 2013	—	—	—	—

Total	1,150

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year. All shares purchased during the three months ended June 30, 2013, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 2, 2013	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 2, 2013	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)