Form 10-Q
period 2013-09-30
BEASLEY BROADCAST GROUP INC
filed 2013-11-01
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Class A Common Stock, $.001 par value, 6,287,682 Shares Outstanding as of October 25, 2013

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of October 25, 2013

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,660,648	$12,489,731
Accounts receivable, less allowance for doubtful accounts of $637,860 in 2012 and $467,994 in 2013	18,175,425	17,106,958
Prepaid expenses	963,677	2,286,393
Deferred tax assets	418,900	210,204
Other current assets	2,172,195	2,491,708

Total current assets	33,390,845	34,584,994
Notes receivable from related parties	2,656,067	2,403,330
Property and equipment, net	19,066,881	19,964,277
FCC broadcasting licenses	183,251,728	186,088,710
Goodwill	13,629,364	13,629,364
Other assets	7,377,779	6,198,205

Total assets	$259,372,664	$262,868,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500,000	$5,562,500
Accounts payable	1,156,406	1,122,029
Other current liabilities	7,979,975	8,239,841

Total current liabilities	12,636,381	14,924,370
Long-term debt, net of current portion	113,250,000	104,687,500
Deferred tax liabilities	49,449,507	51,774,302
Other long-term liabilities	987,519	899,683

Total liabilities	176,323,407	172,285,855
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 8,897,440 issued and 6,145,195 outstanding in 2012; 9,076,290 issued and 6,287,682 outstanding in 2013	8,897	9,076
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2012 and 2013	16,662	16,662
Additional paid-in capital	116,896,411	116,648,420
Treasury stock, Class A common stock; 2,752,245 in 2012; 2,788,608 shares in 2013	(14,539,533)	(14,729,984)
Accumulated deficit	(19,347,366)	(11,382,019)
Accumulated other comprehensive income	14,186	20,870

Stockholders’ equity	83,049,257	90,583,025

Total liabilities and stockholders’ equity	$259,372,664	$262,868,880

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2012	2013
Net revenue	$24,714,493	$25,950,102

Operating expenses:
Station operating expenses (including stock-based compensation of $4,741 in 2012 and $7,038 in 2013 and excluding depreciation and amortization shown separately below)	15,740,976	16,506,148
Corporate general and administrative expenses (including stock-based compensation of $103,322 in 2012 and $178,531 in 2013)	1,940,499	2,157,138
Other operating expenses	—	185,916
Depreciation and amortization	532,975	548,184

Total operating expenses	18,214,450	19,397,386

Operating income	6,500,043	6,552,716
Non-operating income (expense):
Interest expense	(1,792,469)	(1,337,605)
Loss on extinguishment of long-term debt	(2,608,158)	—
Other income (expense), net	(176,460)	23,801

Income before income taxes	1,922,956	5,238,912
Income tax expense	766,033	2,052,021

Net income	1,156,923	3,186,891
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $3,254 in 2012 and $9,250 in 2013)	5,171	14,868

Comprehensive income	$1,162,094	$3,201,759

Net income per share:
Basic and diluted	$0.05	$0.14
Weighted average shares outstanding:
Basic	22,675,427	22,743,515
Diluted	22,743,027	22,828,664

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2012	2013
Net revenue	$72,804,066	$77,618,204

Operating expenses:
Station operating expenses (including stock-based compensation of $12,253 in 2012 and $25,829 in 2013 and excluding depreciation and amortization shown separately below)	45,881,166	49,982,476
Corporate general and administrative expenses (including stock-based compensation of $333,766 in 2012 and $480,253 in 2013)	5,921,193	6,380,716
Other operating expenses	—	185,916
Depreciation and amortization	1,563,476	1,640,408

Total operating expenses	53,365,835	58,189,516

Operating income	19,438,231	19,428,688
Non-operating income (expense):
Interest expense	(4,404,625)	(5,711,729)
Loss on extinguishment of long-term debt	(2,608,158)	(1,260,784)
Other income (expense), net	(191,528)	106,393

Income before income taxes	12,233,920	12,562,568
Income tax expense	4,807,931	4,597,221

Net income	7,425,989	7,965,347
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $4,657 in 2012 and income tax expense of $4,061 in 2013)	(7,401)	6,684

Comprehensive income	$7,418,588	$7,972,031

Net income per share:
Basic and diluted	$0.33	$0.35
Weighted average shares outstanding:
Basic	22,663,680	22,732,535
Diluted	22,731,263	22,808,999

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income	$7,425,989	$7,965,347
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	346,019	506,082
Provision for bad debts	880,318	584,631
BMI music license fee settlement	(770,654)	—
Depreciation and amortization	1,563,476	1,640,408
Amortization of loan fees	265,645	359,185
Loss on extinguishment of long-term debt	2,608,158	1,260,784
Deferred income taxes	3,157,842	2,540,175
Change in operating assets and liabilities:
Accounts receivable	(119,507)	483,836
Prepaid expenses	(285,385)	(1,322,716)
Other assets	219,073	184,065
Accounts payable	128,217	(34,377)
Other liabilities	790,074	186,471
Other operating activities	(610,568)	(306,456)

Net cash provided by operating activities	15,598,697	14,047,435

Cash flows from investing activities:
Capital expenditures	(1,295,447)	(2,084,426)
Payments for acquisitions of radio stations	(2,000,000)	(4,000,000)
Payments for translator licenses	—	(30,000)
Payments for investments	(166,667)	(104,167)
Repayment of notes receivable from related parties	211,093	252,737

Net cash used in investing activities	(3,251,021)	(5,965,856)

Cash flows from financing activities:
Principal payments on indebtedness	(7,858,619)	(6,500,000)
Repayment of note payable to related party	(2,500,000)	—
Payments of loan fees	(4,055,447)	(617,051)
Tax benefit (shortfall) from vesting of restricted stock	(80,104)	55,006
Payments for treasury stock	(111,854)	(190,451)

Net cash used in financing activities	(14,606,024)	(7,252,496)

Net increase (decrease) in cash and cash equivalents	(2,258,348)	829,083
Cash and cash equivalents at beginning of period	13,610,069	11,660,648

Cash and cash equivalents at end of period	$11,351,721	$12,489,731

Cash paid for interest	$4,158,983	$5,336,058

Cash paid for income taxes	$2,128,500	$2,969,645

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$61,676	$70,210

Note payable to related party to partially finance an acquisition of a radio station	$2,500,000	$—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

(3)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2013 is as follows:

Balance as of December 31, 2012	$183,251,728
Acquisition of translator licenses	30,000
Acquisition of KVGS-FM	2,806,982

Balance as of September 30, 2013	$186,088,710

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

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expire in September 2014. The interest rate caps were not designated as hedging instruments. As of September 30, 2013, the fair value of the interest rate caps, reported in other assets, was approximately $5,000. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $11,000 and $14,000 for the three and nine months ended September 30, 2013, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	September 30,
	2012	2013
First lien facility:
Term loan	$86,750,000	$103,250,000
Revolving credit facility	5,000,000	7,000,000
Second lien facility:
Term loan	25,000,000	—

	116,750,000	110,250,000
Less current installments	(3,500,000)	(5,562,500)

	$113,250,000	$104,687,500

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

As of September 30, 2013, the first lien facility consisted of a term loan with a remaining balance of $103.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2013, the Company had $13.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by the Company’s consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.18% as of September 30, 2013 and matures on August 9, 2017.

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

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $110.2 million. The guarantees for the first lien facility expire on August 9, 2017.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$750,000	$—	$750,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$103,250,000	$7,000,000	$110,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of September 30, 2013, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2013	173,451	$6.33
Granted	35,000	8.56
Vested	(3,334)	4.51

Unvested as of September 30, 2013	205,117	$6.74

As of September 30, 2013, there was $0.9 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of July 1, 2013	99,750	$15.75
Forfeited	—	—

Outstanding and exercisable as of September 30, 2013	99,750	$15.75

As of September 30, 2013, the weighted-average remaining contractual term was 0.7 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	Income Taxes

The Company’s effective tax rate was approximately 40% and 39% for the three and nine months ended September 30, 2012, respectively and approximately 39% and 37% for the three and nine months ended September 30, 2013, respectively which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2013, also reflects a $0.3 million decrease from a change to the Company’s state tax effective rate.

(8)	Related Party Transactions

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to all periods presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$384,118
FCC broadcasting license	2,806,982

Carrying amount of assets acquired	3,191,100
Purchase price	4,000,000

Adjustment to additional paid-in capital	$(808,900)

As of September 1, 2013, pursuant to the purchase option, an amount of $185,916 is due to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement and an amount of $99,483 is due to GGB Las Vegas, LLC to purchase property and equipment acquired by GGB Las Vegas, LLC for KVGS-FM during the term of the management agreement.

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

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $2.4 million as of September 30, 2013, compared with a fair value of $2.2 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.7 million as of December 31, 2012, compared with a fair value of $2.9 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $110.2 million as of September 30, 2013 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $116.7 million as of December 31, 2012 and approximated fair value based on market rates at that time.

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

Recent Developments

On September 1, 2013, we completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.0 million in cash. The operations of KVGS-FM have been included in our results of operations from its acquisition date. As of September 1, 2013, pursuant to the purchase option, an amount of $185,916 is due to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement and an amount of $99,483 is due to GGB Las Vegas, LLC to purchase property and equipment acquired by GGB Las Vegas, LLC for KVGS-FM during the term of the management agreement.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the third quarter of 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2012	2013	$	%
Net revenue	$24,714,493	$25,950,102	$1,235,609	5.0%
Station operating expenses	15,740,976	16,506,148	765,172	4.9
Corporate general and administrative expenses	1,940,499	2,157,138	216,639	11.2
Other operating expenses	—	185,916	185,916	—
Interest expense	1,792,469	1,337,605	(454,864)	(25.4)
Loss on extinguishment of long-term debt	2,608,158	—	(2,608,158)	(100.0)
Income tax expense	766,033	2,052,021	1,285,988	167.9
Net income	1,156,923	3,186,891	2,029,968	175.5

Net Revenue. Net revenue increased $1.2 million during the three months ended September 30, 2013. Significant factors affecting net revenue included a $0.8 million increase in advertising revenue from our Philadelphia market cluster, a $0.4 million increase in advertising revenue from our Miami-Fort Lauderdale market cluster, and a $0.3 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue was comparable to the same period in 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $0.8 million during the three months ended September 30, 2013. Significant factors affecting station operating expenses included a $0.4 million increase at our Philadelphia market cluster. Station operating expenses were comparable to the same period in 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended September 30, 2013 was primarily due to an increase in incentive-based compensation expense and stock-based compensation expense.

Other Operating Expenses. As of September 1, 2013, pursuant to the purchase option, an amount of $185,916 is due to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement.

Interest Expense. Interest expense decreased $0.5 million during the three months ended September 30, 2013. Significant factors affecting interest expense included a decrease in long-term debt outstanding including the prepayment of the second lien facility in the second quarter of 2013.

Loss on Extinguishment of Long-Term Debt. In connection with new credit agreements in 2012 we recorded a loss on extinguishment of long-term debt of $2.6 million during the three months ended September 30, 2012.

Income Tax Expense. Our effective tax rate was approximately 40% and 39% for the three months ended September 30, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended September 30, 2013 increased $2.0 million as a result of the factors described above.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2012	2013	$	%
Net revenue	$72,804,066	$77,618,204	$4,814,138	6.6%
Station operating expenses	45,881,166	49,982,476	4,101,310	8.9
Corporate general and administrative expenses	5,921,193	6,380,716	459,523	7.8
Other operating expenses	—	185,916	185,916	—
Interest expense	4,404,625	5,711,729	1,307,104	29.7
Loss on extinguishment of long-term debt	2,608,158	1,260,784	(1,347,374)	(51.7)
Income tax expense	4,807,931	4,597,221	(210,710)	(4.4)
Net income	7,425,989	7,965,347	539,358	7.3

Net Revenue. Net revenue increased $4.8 million during the nine months ended September 30, 2013. Significant factors affecting net revenue included a $2.5 million increase in advertising revenue from our Philadelphia market cluster, a $2.1 million increase in advertising revenue at our Las Vegas market cluster, which included a $2.2 million increase in advertising revenue from KOAS-FM in Las Vegas, NV which was acquired in the third quarter of 2012, a $0.5 million increase in advertising revenue from our Fort Myers-Naples market cluster, and a $0.6 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue was comparable to the same period in 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $4.1 million during the nine months ended September 30, 2013. Significant factors affecting station operating expenses included a $1.3 million increase at our Las Vegas market cluster, which included a $1.0 million increase in station operating expenses from KOAS-FM in Las Vegas, NV, a $1.2 million increase at our Philadelphia market cluster, a $0.6 million increase at our Miami-Fort Lauderdale market cluster, and a $0.5 million increase at our Fort Myers-Naples market cluster. In addition, station operating expenses increased an aggregate amount of $0.8 million across ten of our eleven market clusters as a result of a BMI fee settlement in 2012. Station operating expenses were comparable to the same period in 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.5 million increase in corporate general and administrative expenses during the nine months ended September 30, 2013 was primarily due to an increase in incentive-based compensation expense and stock-based compensation expense.

Other Operating Expenses. As of September 1, 2013, pursuant to the purchase option, an amount of $185,916 is due to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement.

Interest Expense. Interest expense increased $1.3 million during the nine months ended September 30, 2013. Significant factors affecting interest expense included a $1.0 million fee in connection with the prepayment of the second lien facility, an increase in borrowing costs under the credit agreements we entered into in the third quarter of 2012, and a decrease in long-term debt outstanding including the prepayment of the second lien facility.

Loss on Extinguishment of Long-Term Debt. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the nine months ended September 30, 2013. In connection with new credit agreements in 2012 we recorded a loss on extinguishment of long-term debt of $2.6 million during the nine months ended September 30, 2012.

Income Tax Expense. Our effective tax rate was approximately 39% and 37% for the nine months ended September 30, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2013, also reflects a $0.3 million decrease from a change to our state tax effective rate.

Net Income. Net income during the nine months ended September 30, 2013 increased $0.5 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year. We paid $0.2 million to repurchase 36,363 shares during the nine months ended September 30, 2013.

Our credit agreement permits us to pay cash dividends, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We did not pay any cash dividends during the nine months ended September 30, 2013.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2012 and 2013 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2012	2013
Net cash provided by operating activities	$15,598,697	$14,047,435
Net cash used in investing activities	(3,251,021)	(5,965,856)
Net cash used in financing activities	(14,606,024)	(7,252,496)

Net increase (decrease) in cash and cash equivalents	$(2,258,348)	$829,083

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.6 million during the nine months ended September 30, 2013. Significant factors affecting net cash provided by operating activities included a $3.4 million increase in cash paid for station operating expenses, a $1.2 million increase in interest payments, a $0.8 million increase in income tax payments, and a $4.0 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2013 included a payment of $4.0 million for the acquisition of KVGS-FM in Las Vegas, NV and payments of $2.1 million for capital expenditures. Net cash used in investing activities for the same period in 2012 included a payment of $2.0 million for the acquisition of KOAS-FM in Las Vegas, NV and payments of $1.3 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2013 included repayments of $6.5 million under our credit facilities, and payments of $0.6 million for loan fees related to the amended first lien credit agreement. Net cash used in financing activities for the same period in 2012 included repayments of $7.9 million under our credit facility, payments of $4.1 million for loan fees related to new credit agreements, and a repayment of $2.5 million under a note payable to related party for the acquisition of KOAS-FM in Las Vegas, NV.

Credit Facility. As of October 25, 2013, the aggregate outstanding balance of our credit facility was $110.2 million. On April 3, 2013, we amended our first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the prepayment of the second lien facility, we recorded a prepayment fee of $1.0 million in interest expense during the second quarter of 2013. In connection with the amended first lien credit agreement and the prepayment of the second lien facility, we also recorded a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

As of September 30, 2013, the first lien facility consisted of a term loan with a remaining balance of $103.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2013, we had $13.0 million in remaining commitments available under our revolving credit facility. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by our consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.18% as of September 30, 2013 and matures on August 9, 2017.

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

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $110.2 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2013 and the next four years are as follows:

	Term loan	Revolving credit facility	Total
2013	$750,000	$—	$750,000
2014	6,875,000	—	6,875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$103,250,000	$7,000,000	$110,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2013, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.32 times, and our interest coverage ratio was 4.19 times.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risks affecting our Company during the third quarter of 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2013	—	$—	—	$—
August 1 – 31, 2013	—	—	—	—
September 1 – 30, 2013	833	7.93	—	—

Total	833

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $0.5 million per year. All shares purchased during the three months ended September 30, 2013, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 1, 2013	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: November 1, 2013	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)