Form 10-K
period 2013-12-31
BEASLEY BROADCAST GROUP INC
filed 2014-02-14
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $37,086,838 based on the number of shares outstanding as of such date and the closing price of $8.38 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 6,368,032 Shares Outstanding as of February 4, 2014

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of February 4, 2014

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we will consider opportunities to swap existing radio stations with other radio station owners in new or existing markets. Current FCC rules and regulations do not permit us to add any more radio stations to our existing clusters in the Fayetteville, NC and Augusta, GA radio markets.

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete with other media such as broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook and Twitter, and other forms of advertising.

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

The FCC has the power to impose penalties for violations of its rules or the Communications Act of 1934 (“Communications Act”), as amended, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed, and in the last renewal cycle, all of our licenses were renewed. The current renewal cycle started in April 2011, and will conclude in April 2014. Our timely-filed renewal applications for certain of our radio stations have not been granted by the FCC. Pursuant to FCC rules, our broadcast licenses for these stations remain in effect pending processing by the FCC of their timely-filed renewal applications. We have no reason to believe that our licenses will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court did not specifically address whether the FCC’s indecency standard violates the First Amendment, which means that the FCC may continue to enforce the standard. In April 2013, the FCC issued a request for comments regarding its indecency policy and specifically requested parties to address whether it should adopt a policy that bans the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued although it has advised that while it reviews its standards it will continue to issue enforcement actions in egregious cases. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Multiple and Cross-Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The FCC is required to review quadrennially the media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“Ownership NPRM”) with respect to its 2010 quadrennial review of the media ownership rules. The Ownership NPRM proposes to modify the newspaper broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest Designated Market Areas (“DMAs”) if certain conditions are met and to repeal the radio television cross-ownership rule. The FCC has not yet released any orders with respect to the 2010 review. The FCC may decide to defer action with respect to the 2010 review and consider issues addressed in the Ownership NPRM as part of its 2014 quadrennial review. The FCC’s ownership rules that are currently in effect are briefly summarized below.

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

A media voice generally includes each independently-owned, full power television and radio station and each daily newspaper, plus one cable television system per market. The Ownership NPRM, among other things, proposes the repeal of the radio-television cross-ownership rule.

Newspaper-Broadcast Cross-Ownership Rule. Under the currently effective newspaper-broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market. The Ownership NPRM proposes to relax the newspaper-broadcast cross-ownership rule to apply a positive presumption to requests to own a daily newspaper and a broadcast station in the 20 largest DMAs if certain conditions are met.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although there are pending rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

Proposed and Recent Changes. Congress and the FCC are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	recently approved increases in the royalties paid by radio stations with respect to internet streaming;

•	changes in laws with respect to foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of the new studios, and to provide staffing on a 24 hour per day basis; and

•	proposals in legislation to strengthen protections against online infringement of intellectual property that would impose criminal penalties on content providers, including broadcasters, that fail to comply with legal requirements to file reports regarding internet streaming in a timely manner.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process. The FCC has released additional general information regarding the spectrum repacking process, but has not yet released specific proposals regarding the implementation of repacking. In addition, the FCC has stated that the auctions will not occur until mid-2015 instead of during 2014 as it had originally proposed. At this time we cannot predict the outcome of implementation of the proposed incentive auction or whether it will have an impact on our radio stations.

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

Employees

As of February 4, 2014, we had a staff of 417 full-time employees and 243 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at one radio station in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least sixty days before the termination date. We believe that our relations with our employees are good.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our Form 10-K disclosure and analysis concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “guidance,” “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These risks include, but are not limited to:

•	shifts in population, demographics or audience preferences;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook and Twitter, and other forms of advertising; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending.

Unfavorable changes in economic conditions as well as declining consumer confidence, recession and other factors could lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations. We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a decline in revenues, which may negatively impact our financial condition and results of operations.

Our radio stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flow.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flow of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook and Twitter, and other forms of advertising.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	personal digital audio devices (e.g. smart phones, tablets);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	audio programming by internet content providers, internet radio stations, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas; and

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2013, we had long-term debt of $106.9 million and stockholders’ equity of $93.6 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure, statutory restrictions and restrictions imposed by our credit agreement as well as any future agreements.

Our Board of Directors declared a quarterly dividend of $0.045 per share of common stock in the fourth quarter of 2013. While we intend to pay a regular quarterly cash dividend, future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of any existing credit agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

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

The FCC regulates FM translator stations as a secondary service, and in the event that an FM translator station causes actual interference to the signal of a radio or television station, FCC rules require the FM translator station to eliminate the interference and to suspend operations if the interference cannot be eliminated. If the FCC requires any FM translator station that we operate to modify its facilities to eliminate interference caused to another station or to cease broadcasting, it could materially impair the operations of the station that the FM translator rebroadcasts which could have a material adverse effect on us.

A downturn in the performance of our radio stations in Miami-Ft. Lauderdale or Philadelphia could adversely affect our net revenue.

A ratings decline or other operating difficulty in the performance of our radio stations in Miami- Ft. Lauderdale or Philadelphia could have a disproportionately adverse effect on our net revenue. These radio stations contributed 47.9% of our net revenue in 2013. Because of the large portion of our net revenue from Miami- Ft. Lauderdale and Philadelphia, we have greater exposure to adverse events or conditions affecting the economy in those markets than would be the case if we were more geographically diverse.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2013, our FCC broadcasting licenses and goodwill represented 75.6% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and eleven radio stations located there. These radio stations contributed 36.1% of our net revenue in 2013. Although the 2013 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and relocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees potentially sharing in the auction proceeds) and “repacking” of television channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions. In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process. In late 2013, the FCC indicated that the auctions would not occur prior to mid-2015. At this time we cannot predict the outcome of implementation of the Broadband Plan or whether it will have an impact on our radio stations.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 81 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 61.5% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 4, 2014, we own or lease studio and office space for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	One radio station	Third party lease
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
	Land for radio station	Related party lease
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	Two radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Related party lease
Las Vegas, NV	All radio stations in our Las Vegas, NV market cluster	Related party lease
Miami, FL	All radio stations in our Miami-Fort Lauderdale, FL market cluster	Owned
New Bern, NC	Four radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Owned
Philadelphia, PA	Three radio stations in our Philadelphia, PA market cluster	Third party lease
Wilmington, DE	One radio station	Third party lease

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

Fiscal 2013	High	Low
First Quarter	$6.90	$3.60
Second Quarter	9.14	5.06
Third Quarter	10.00	7.00
Fourth Quarter	9.47	7.20

Fiscal 2012	High	Low
First Quarter	$4.52	$3.02
Second Quarter	6.12	3.99
Third Quarter	6.10	4.34
Fourth Quarter	5.13	3.53

Holders

As of February 4, 2014, there were approximately 130 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We paid cash dividends of $1.9 million in 2012 and paid no cash dividends in 2013. On December 6, 2013, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 10, 2014, to stockholders of record on December 27, 2013. We intend to pay quarterly cash dividends in 2014, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2013	—	$—	—	$—
November 1 – 30, 2013	—	—	—	—
December 1 – 31, 2013	—	—	—	—

Total	—

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on

March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. There were no shares repurchased during the three months ended December 31, 2013. We currently have no publicly announced share purchase programs.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	62,250	$15.82	2,474,508
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	62,250		2,474,508

ITEM 6.	SELECTED FINANCIAL DATA

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

Recent Developments

On December 6, 2013, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 10, 2014, to stockholders of record on December 27, 2013. We intend to pay quarterly cash dividends in 2014, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

On November 7, 2013, we amended our credit agreement. The amendment permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. Previously, the aggregate amount was $0.5 million per year.

On October 4, 2013, we acquired two FM translator licenses from Connor Media, Inc. for $86,154. The translator licenses allow us to rebroadcast the programming of two of our radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage.

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

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Net revenue is typically lowest in the first calendar quarter of the year.

We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

We also continue to invest in digital support services to develop and promote our radio station websites. We derive revenue through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

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

FCC Broadcasting Licenses. As of December 31, 2013, FCC broadcasting licenses with an aggregate carrying amount of $186.2 million represented 70.5% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

We assessed qualitative factors including cost factors, financial performance, industry and market conditions, and macroeconomic conditions during 2013 and determined that it was not more likely than not that the fair value of our licenses in any of our market clusters was less than their respective carrying amounts. Therefore we did not perform the quantitative impairment test for the licenses in any of our market clusters in 2013. No impairment losses related to our FCC broadcasting licenses were recorded in 2013, however there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2013, goodwill with an aggregate carrying amount of $13.6 million represented 5.2% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

We assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2013 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2013. No impairment losses related to our goodwill were recorded in 2013, however there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2013. However there can be no assurance that impairments of our property and equipment will not occur in future periods.

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

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following summary table presents a comparison of our results of operations for the years ended December 31, 2012 and 2013 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2012	2013	$	%
Net revenue	$100,240,597	$104,905,720	$4,665,123	4.7%
Station operating expenses	62,528,795	67,044,139	4,515,344	7.2
Corporate general and administrative expenses	8,105,250	8,624,395	519,145	6.4
Other operating expenses	—	185,916	185,916	—
Interest expense	6,488,521	7,081,801	593,280	9.1
Loss on extinguishment of long-term debt	2,563,979	1,260,784	(1,303,195)	(50.8)
Income tax expense	7,246,887	7,031,539	(215,348)	(3.0)
Net income	11,031,270	11,546,263	514,993	4.7

Net Revenue. Net revenue increased $4.7 million during the year ended December 31, 2013. Significant factors affecting net revenue included a $3.0 million increase in advertising revenue from our Philadelphia market cluster, a $1.8 million increase in advertising revenue at our Las Vegas market cluster, which included a $2.1 million increase in advertising revenue from KOAS-FM, which was acquired in the third quarter of 2012, and $0.7 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013, and a $0.6 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Also, net revenue in 2012 included an additional $2.0 million in political advertising as a result of the 2012 elections. Net revenue for 2013 was comparable to net revenue for 2012 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $4.5 million during the year ended December 31, 2013. Significant factors affecting station operating expenses included a $1.6 million increase at our Las Vegas market cluster, which included a $1.0 million increase in station operating expenses from KOAS-FM, which was acquired in the third quarter of 2012, and $0.4 million in additional station operating expenses from KVGS-FM, which was acquired in the third quarter of 2013, a $1.2 million increase at our Philadelphia market cluster, a $0.6 million increase at our Fort Myers-Naples market cluster, and a $0.5 million increase at our Miami-Fort Lauderdale market cluster. In addition, station operating expenses in 2012 were reduced $0.8 million as a result of a BMI fee settlement in the second quarter of 2012. Station operating expenses for 2013 were comparable to station operating expenses for 2012 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.5 million increase in corporate general and administrative expenses during the year ended December 31, 2013 was primarily due to an increase in cash compensation expense and stock-based compensation expense.

Other Operating Expenses. An amount of $185,916 was paid to GGB Las Vegas, LLC during the year ended December 31, 2013 for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement.

Interest Expense. Interest expense increased $0.6 million during the year ended December 31, 2013. Significant factors affecting interest expense included a $1.0 million fee paid in the second quarter of 2013 in connection with the prepayment of the second lien facility and an increase in borrowing costs under the credit agreements we entered into in the third quarter of 2012, partially offset by a decrease in long-term debt outstanding including the prepayment of the second lien facility.

Loss on Extinguishment of Long-Term Debt. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the year ended December 31, 2013. In connection with new credit agreements in 2012 we recorded a loss on extinguishment of long-term debt of $2.6 million during the year ended December 31, 2012.

Income Tax Expense. Our effective tax rate was approximately 40% and 38% for the years ended December 31, 2012 and 2013, respectively, which differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2013, also reflects a $0.3 million decrease from a change to our state tax effective rate.

Net Income. Net income during the year ended December 31, 2013 increased $0.5 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.2 million to repurchase 36,363 shares in 2013.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We paid no cash dividends in 2013. On December 6, 2013, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 10, 2014, to stockholders of record on December 27, 2013.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2012 and 2013 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2012	2013
Net cash provided by operating activities	$20,404,535	$19,913,684
Net cash used in investing activities	(3,787,370)	(6,655,233)
Net cash used in financing activities	(18,566,586)	(10,620,086)

Net increase (decrease) in cash and cash equivalents	$(1,949,421)	$2,638,365

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $0.5 million during the year ended December 31, 2013. Significant factors affecting net cash provided by operating activities included a $4.0 million increase in cash paid for station operating expenses, a $0.5 million increase in income tax payments, and a $4.6 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2013 included a payment of $4.0 million for the acquisition of KVGS-FM in Las Vegas, NV and payments of $2.8 million for capital expenditures. Net cash used in investing activities for the same period in 2012 included a payment of $2.0 million for the acquisition of KOAS-FM in Las Vegas, NV and payments of $1.7 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the year ended December 31, 2013 included repayments of $9.9 million under our credit facilities, and payments of $0.6 million for loan fees related to the amended first lien credit agreement. Net cash used in financing activities for the same period in 2012 included repayments of $10.0 million under our credit facility, payments of $4.0 million for loan fees related to new credit agreements, a repayment of $2.5 million under a note payable to a related party for the acquisition of KOAS-FM in Las Vegas, NV, and a $1.9 million special cash dividend.

Credit Facilities. As of February 4, 2014, the aggregate outstanding balance of our credit facilities was $105.9 million. On April 3, 2013, we amended our first lien credit agreement. The amendment waived certain restrictions to permit the prepayment of the $25.0 million second lien facility in full with $20.0 million of additional term loan borrowings and $2.0 million of additional revolving credit facility borrowings from the first lien facility and $3.0 million of cash on hand. The amendment also modified the interest rate margins on the term loan. In connection with the prepayment of the second lien facility, we recorded a prepayment fee of $1.0 million in interest expense during the second quarter of 2013. In connection with the amended first lien credit agreement and the prepayment of the second lien facility, we also recorded a loss on extinguishment of long-term debt of $1.3 million during the second quarter of 2013.

As of December 31, 2013, the first lien facility consisted of a term loan with a remaining balance of $99.9 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2013, we had $13.0 million in remaining commitments available under our revolving credit facility. At our election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by our consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.17% as of December 31, 2013 and matures on August 9, 2017.

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

The first lien facility requires us to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2013 must not have exceeded 5.0 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the first lien facility. If we default under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $106.9 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the next four years are as follows:

	Term loan	Revolving credit facility	Total
2014	$4,250,000	—	$4,250,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$99,875,000	$7,000,000	$106,875,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2013, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.26 times, and our interest coverage ratio was 4.61 times.

Related Party Transactions

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, and $104,167 on April 12, 2013 which maintained our ownership interest at approximately 20% of the outstanding units. We may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On May 28, 2010, we entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement included an option to purchase the two managed radio stations. On August 10, 2012, we completed the acquisition of KOAS-FM for $4.5 million. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full in the third quarter of 2012. On September 1, 2013, we completed the acquisition of KVGS-FM for $4.0 million in cash. Management fees were approximately $69,000 for the year ended December 31, 2013.

An amount of $185,916 was paid to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement and an amount of $99,483 was paid to GGB Las Vegas, LLC to purchase property and equipment acquired by GGB Las Vegas, LLC for KVGS-FM during the term of the management agreement in 2013.

We lease radio towers for two radio stations under separate lease agreements from Beasley Family Towers, LLC (“BFT”), which is controlled by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the year ended December 31, 2013. The lease agreements were approved by our Audit Committee. We believe that these lease agreements are on terms at least as favorable to us as could have been obtained from a third party.

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is controlled by George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 for the year ended December 31, 2013. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. On May 31, 2013, the interest rate on the notes receivable was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. As of December 31, 2013, the aggregate outstanding balance of the notes receivable was $2.3 million. Interest income on the notes receivable from BFT was approximately $102,000 for the year ended December 31, 2013.

We lease radio towers for 24 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $561,000 for the year ended December 31, 2013.

We lease a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is controlled by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $30,000 for the year ended December 31, 2013.

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is controlled by George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $163,000 for the year ended December 31, 2013.

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is controlled by George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2013.

As of December 31, 2013, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2014	$760,228
2015	634,918
2016	582,987
2017	507,196
2018	507,196
Thereafter	1,126,898

Total	$4,119,423

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Inflation

For the years ended December 31, 2012 and 2013, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

Naples, Florida

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index in Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beasley Broadcast Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

February 14, 2014

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,660,648	$14,299,013
Accounts receivable, less allowance for doubtful accounts of $637,860 in 2012 and $499,865 in 2013	18,175,425	17,195,453
Prepaid expenses	963,677	1,459,757
Deferred tax assets	418,900	374,660
Other current assets	2,172,195	2,522,797

Total current assets	33,390,845	35,851,680
Notes receivable from related parties	2,656,067	2,305,502
Property and equipment, net	19,066,881	20,136,777
FCC broadcasting licenses	183,251,728	186,174,864
Goodwill	13,629,364	13,629,364
Other assets	7,377,779	6,110,702

Total assets	$259,372,664	$264,208,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500,000	$4,250,000
Accounts payable	1,156,406	1,675,130
Other current liabilities	7,979,975	8,391,168

Total current liabilities	12,636,381	14,316,298
Long-term debt, net of current portion	113,250,000	102,625,000
Deferred tax liabilities	49,449,507	52,771,252
Other long-term liabilities	987,519	870,245

Total liabilities	176,323,407	170,582,795
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 8,897,440 issued and 6,145,195 outstanding in 2012; 9,073,940 issued and 6,285,332 outstanding in 2013	8,897	9,074
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2012 and 2013	16,662	16,662
Additional paid-in capital	116,896,411	117,130,362
Treasury stock, Class A common stock; 2,752,245 in 2012; 2,788,608 shares in 2013	(14,539,533)	(14,729,984)
Accumulated deficit	(19,347,366)	(8,824,642)
Accumulated other comprehensive income	14,186	24,622

Stockholders’ equity	83,049,257	93,626,094

Total liabilities and stockholders’ equity	$259,372,664	$264,208,889

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2013
Net revenue	$100,240,597	$104,905,720

Operating expenses:
Station operating expenses (including stock-based compensation of $4,330 in 2012 and $21,371 in 2013 and excluding depreciation and amortization shown separately below)	62,528,795	67,044,139
Corporate general and administrative expenses (including stock-based compensation of $429,739 in 2012 and $671,724 in 2013)	8,105,250	8,624,395
Other operating expenses	—	185,916
Depreciation and amortization	2,097,179	2,220,641

Total operating expenses	72,731,224	78,075,091

Operating income	27,509,373	26,830,629
Non-operating income (expense):
Interest expense	(6,488,521)	(7,081,801)
Loss on extinguishment of long-term debt	(2,563,979)	(1,260,784)
Other income (expense), net	(178,716)	89,758

Income before income taxes	18,278,157	18,577,802
Income tax expense	7,246,887	7,031,539

Net income	11,031,270	11,546,263
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $1,940 in 2012 and income tax expense of $6,396 in 2013)	(3,083)	10,436

Comprehensive income	$11,028,187	$11,556,699

Net income per share:
Basic	$0.49	$0.51
Diluted	$0.48	$0.51
Dividends declared per common share	$0.085	$0.045
Weighted average shares outstanding:
Basic	22,667,102	22,735,774
Diluted	22,748,962	22,838,209

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Treasury Stock

	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2012	8,819,290	$8,819	16,662,743	$16,662	$116,483,223	(2,719,658)	$(14,427,679)	$(28,451,072)	$17,269	$73,647,222
Stock-based compensation	78,150	78	—	—	433,991	—	—	—	—	434,069
Adjustment from related party acquisition	—	—	—	—	59,301	—	—	—	—	59,301
Tax shortfall from vesting of restricted stock	—	—	—	—	(80,104)	—	—	—	—	(80,104)
Purchase of treasury stock	—	—	—	—	—	(32,587)	(111,854)	—	—	(111,854)
Net income	—	—	—	—	—	—	—	11,031,270	—	11,031,270
Cash dividends, $0.085 per common share	—	—	—	—	—	—	—	(1,927,564)	—	(1,927,564)
Other comprehensive income	—	—	—	—	—	—	—	—	(3,083)	(3,083)

Balances as of December 31, 2012	8,897,440	8,897	16,662,743	16,662	116,896,411	(2,752,245)	(14,539,533)	(19,347,366)	14,186	83,049,257
Stock-based compensation	176,500	177	—	—	692,918	—	—	—	—	693,095
Adjustment from related party acquisition	—	—	—	—	(521,383)	—	—	—	—	(521,383)
Tax benefit from vesting of restricted stock	—	—	—	—	62,416	—	—	—	—	62,416
Purchase of treasury stock	—	—	—	—	—	(36,363)	(190,451)	—	—	(190,451)
Net income	—	—	—	—	—	—	—	11,546,263	—	11,546,263
Cash dividends, $0.045 per common share	—	—	—	—	—	—	—	(1,023,539)	—	(1,023,539)
Other comprehensive income	—	—	—	—	—	—	—	—	10,436	10,436

Balances as of December 31, 2013	9,073,940	$9,074	16,662,743	$16,662	$117,130,362	(2,788,608)	$(14,729,984)	$(8,824,642)	$24,622	$93,626,094

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2013
Cash flows from operating activities:
Net income	$11,031,270	$11,546,263
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	434,069	693,095
Provision for bad debts	1,219,698	801,619
BMI music license fee settlement	(770,654)	—
Depreciation and amortization	2,097,179	2,220,641
Amortization of loan fees	362,160	463,711
Loss on extinguishment of long-term debt	2,563,979	1,260,784
Deferred income taxes	3,870,822	3,663,938
Change in operating assets and liabilities:
Accounts receivable	(1,635,513)	178,353
Prepaid expenses	1,118,718	(496,080)
Other assets	111,341	106,511
Accounts payable	249,626	518,724
Other liabilities	568,389	(788,689)
Other operating activities	(816,549)	(255,186)

Net cash provided by operating activities	20,404,535	19,913,684

Cash flows from investing activities:
Capital expenditures	(1,709,291)	(2,785,477)
Payment for acquisitions of radio stations	(2,000,000)	(4,000,000)
Payments for translator licenses	(195,000)	(116,154)
Payments for investments	(166,667)	(104,167)
Repayment of notes receivable from related parties	283,588	350,565

Net cash used in investing activities	(3,787,370)	(6,655,233)

Cash flows from financing activities:
Principal payments on indebtedness	(9,983,619)	(9,875,000)
Repayment of note payable to related party	(2,500,000)	—
Payments of loan fees	(3,963,445)	(617,051)
Tax benefit (shortfall) from vesting of restricted stock	(80,104)	62,416
Dividends paid	(1,927,564)	—
Payments for treasury stock	(111,854)	(190,451)

Net cash used in financing activities	(18,566,586)	(10,620,086)

Net increase (decrease) in cash and cash equivalents	(1,949,421)	2,638,365
Cash and cash equivalents at beginning of period	13,610,069	11,660,648

Cash and cash equivalents at end of period	$11,660,648	$14,299,013

Cash paid for interest	$6,200,092	$6,618,090

Cash paid for income taxes	$3,319,500	$3,827,545

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$137,507	$160,110

Note payable to related party to partially finance an acquisition of a radio station	$2,500,000	$—

Dividends declared but unpaid	$—	$1,023,539

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 4 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2012 and 2013. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 3.8 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. There were no changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013.

Investment

Other assets include a noncontrolling interest in Quu, Inc. which is accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investment is not estimated, as it is impracticable to do so. As of December 31, 2012 and 2013, the carrying value of the investment in Quu, Inc. is $0.9 million.

Loan Fees

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method.

Derivative Financial Instruments

Derivative financial instruments are recognized at fair value on the balance sheet. Changes in fair value for any derivative financial instruments not designated as hedging instruments are reported in interest expense. The effective portion of the change in fair value for any derivative financial instruments designated as cash flow hedges would be reported in accumulated other comprehensive income.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Barter sales are recorded at the estimated fair value of the goods or services received. Revenue from barter sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a barter sales receivable is recorded. If goods or services are received before the broadcast of commercials then a barter sales payable is recorded. Barter sales revenue was $3.7 million and $4.3 million for the years ended December 31, 2012 and 2013, respectively. Barter sales expenses were $3.3 million and $4.0 million for the years ended December 31, 2012 and 2013, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income, including unrealized gain (loss) on available-for-sale securities.

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

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 47.1% and 47.9% of the Company’s net revenue in 2012 and 2013, respectively.

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

(3)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives
	2012	2013	(years)
Land, buildings and improvements	$16,391,268	$17,418,088	15-30
Broadcast equipment	19,774,373	21,264,508	5-15
Transportation equipment	1,904,243	1,954,984	5
Office equipment	2,764,327	2,673,573	5-10
Construction in progress	687,526	569,774	—

	41,521,737	43,880,927
Less accumulated depreciation and amortization	(22,454,856)	(23,744,150)

	$19,066,881	$20,136,777

The Company recorded depreciation and amortization expense of $2.1 million and $2.2 million for the years ended December 31, 2012 and 2013, respectively.

(4)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2012 and 2013 are as follows:

Balance as of January 1, 2012	$178,913,816
Acquisition of translator licenses	195,000
Acquisition of KOAS-FM license (see Note 13)	4,142,912

Balance as of December 31, 2012	183,251,728
Acquisition of translator licenses	116,154
Acquisition of KVGS-FM license (see Note 13)	2,806,982

Balance as of December 31, 2013	$186,174,864

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

On January 11, 2013, the Company acquired two translator licenses from Reach Communications, Inc. for $30,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage. On October 4, 2013, the Company acquired two FM translator licenses from Connor Media, Inc. for $86,154. The translator licenses allow the Company to rebroadcast the programming of two of its radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage.

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(5)	Derivative Financial Instruments

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expire in the third quarter of 2014. The interest rate caps were not designated as hedging instruments. The fair value of the interest rate caps, reported in other assets, was approximately $19,000 and $1,000 as of December 31, 2012 and 2013, respectively. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $69,000 and $18,000 for the years ended December 31, 2012 and 2013, respectively.

(6)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2012	2013
Accrued payroll expenses	$2,345,175	$2,444,952
Deferred rent	1,274,726	1,277,909
Barter sales payable	1,015,248	1,074,317
Dividends payable	—	1,023,539
Deferred revenue	912,733	823,533
Other accrued expenses	2,432,093	1,746,918

	$7,979,975	$8,391,168

(7)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2012	December 31, 2013
First lien facility:
Term loan	$86,750,000	$99,875,000
Revolving credit facility	5,000,000	7,000,000
Second lien facility:
Term loan	25,000,000	—

	116,750,000	106,875,000
Less current installments	(3,500,000)	(4,250,000)

	$113,250,000	$102,625,000

As of December 31, 2012, the first lien facility consisted of a term loan with a remaining balance of $86.7 million and a revolving credit facility with a maximum commitment of $20.0 million. The first lien facility carried interest, based on the adjusted LIBOR rate, at 5.18% as of December 31, 2012. As of December 31, 2012, the second lien facility consisted of a term loan of $25.0 million. The second lien facility carried interest at 11.25% as of December 31, 2012.

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

As of December 31, 2013, the first lien facility consisted of a term loan with a remaining balance of $99.9 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2013, the Company had $13.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the first lien facility may bear interest at either (i) the adjusted LIBOR rate, as defined in the first lien credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by the Company’s consolidated total debt ratio, as defined in the first lien credit agreement or (ii) the base rate, as defined in the first lien credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR rate loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The first lien facility carried interest, based on the adjusted LIBOR rate, at 4.17% as of December 31, 2013 and matures on August 9, 2017.

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

The first lien facility requires the Company to comply with certain financial covenants which are defined in the first lien credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2013 must not have exceeded 5.0 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.5 times for 2014, 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The first lien facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the first lien facility. If the Company defaults under the terms of the first lien credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2013, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $106.9 million. The guarantees for the first lien facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the next four years are as follows:

	Term loan	Revolving credit facility	Total
2014	$4,250,000	—	$4,250,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$99,875,000	$7,000,000	$106,875,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of December 31, 2013, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. The Company paid $0.2 million to repurchase 36,363 shares in 2013.

The Company’s credit agreement permits it to pay cash dividends and to repurchase additional shares of its common stock, subject to compliance with financial covenants, up to an aggregate amount of $4.0 million for 2013, $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. The Company paid $1.9 million for cash dividends in 2012 and paid no cash dividends in 2013. On December 6, 2013, the Company declared a cash dividend of $0.045 per share on its Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 10, 2014, to stockholders of record on December 27, 2013.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2012	148,584	$4.26
Granted	80,000	3.63
Vested	(103,016)	6.04
Forfeited	(1,850)	3.15

Unvested as of December 31, 2012	123,718	3.86
Granted	178,500	6.98
Vested	(104,451)	3.99
Forfeited	(2,000)	5.19

Unvested as of December 31, 2013	195,767	$6.79

As of December 31, 2013, there was $0.8 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of restricted stock activity under the 2000 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2012	2,333	$5.99
Vested	(2,333)	5.99

Unvested as of December 31, 2012	—	$—

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2012	178,084	$13.92
Forfeited	—	—

Outstanding as of December 31, 2012	178,084	13.92
Forfeited	(115,834)	12.90

Outstanding and exercisable as of December 31, 2013	62,250	$15.82

As of December 31, 2013, the weighted-average remaining contractual term was 0.7 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(10)	Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2012	2013
Federal:
Current	$3,136,830	$2,852,342
Deferred	2,847,899	3,452,912

	5,984,729	6,305,254
State:
Current	358,533	531,836
Deferred	903,625	194,449

	1,262,158	726,285

	$7,246,887	$7,031,539

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s income before taxes as follows:

	Year ended December 31,
	2012	2013
Expected tax expense	$6,214,573	$6,316,453
State income taxes, net of federal benefit	833,024	818,480
Change in effective state income tax rate	—	(336,143)
Change in valuation allowance	(10,367)	(9,444)
Non-deductible items	209,657	242,193

	$7,246,887	$7,031,539

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2013
Deferred tax assets:
Allowance for doubtful accounts	$406,387	$341,487
Other assets	817,880	916,864
Accrued expenses	519,447	517,118
Other long-term liabilities	381,380	333,791
Stock-based compensation	347,493	361,579
Net operating losses	382,852	350,239

Subtotal	2,855,439	2,821,078
Valuation allowance	(643,552)	(634,108)

Total	2,211,887	2,186,970

Deferred tax liabilities:
Prepaid expenses	(506,933)	(483,944)
Property and equipment	(1,427,035)	(1,451,801)
Intangibles	(49,308,526)	(52,647,817)

Total	(51,242,494)	(54,583,562)

Net deferred tax liabilities	$(49,030,607)	$(52,396,592)

As of December 31, 2013, the Company has state net operating losses of $7.5 million, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2012 and 2013, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2009.

(11)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2012	2013
Net income	$11,031,270	$11,546,263

Weighted-average shares outstanding:
Basic	22,667,102	22,735,774
Effect of dilutive restricted stock	81,860	102,435

Diluted	22,748,962	22,838,209

Net income per basic share	$0.49	$0.51

Net income per diluted share	$0.48	$0.51

(12)	Non-Cash Operating and Investing Activities

In the first quarter of 2012, the Company finalized the terms of a long-term lease agreement for a radio tower in Boston, MA. The terms of the agreement resulted in a $1.3 million reclassification of leasehold improvements previously reported in property and equipment to long-term prepaid rent in other assets.

(13)	Related Party Transactions

Notes receivable from related parties totaling $2.3 million as of December 31, 2013 are due from Beasley Family Towers, LLC (“BFT”), which is controlled by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. On May 31, 2013, the interest rate on the notes receivable was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. Interest income on the notes receivable from BFT was approximately $169,000 and $102,000 for the years ended December 31, 2012 and 2013, respectively.

The Company leases radio towers for 24 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $559,000 and $561,000 for the years ended December 31, 2012 and 2013, respectively.

The Company leases radio towers for two radio stations under separate lease agreements from BFT. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the years ended December 31, 2012 and 2013.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is controlled by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2014. Rental expense was approximately $30,000 for each of the years ended December 31, 2012 and 2013.

The Company leases property for its radio stations in Ft. Myers, FL from GGB Estero, LLC which is controlled by George G. Beasley. The lease agreement expires on August 31, 2014. Rental expense was approximately $163,000 for each of the years ended December 31, 2012 and 2013.

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is controlled by George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $40,000 and $41,000 for the years ended December 31, 2012 and 2013, respectively.

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is controlled by George G. Beasley. Rental expense was approximately $174,000 for the years ended December 31, 2012 and 2013.

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC, which is owned by George G. Beasley. The management agreement included an option to purchase the two managed radio stations. Management fees, reported in net revenue in the accompanying statements of comprehensive income, were approximately $137,000 and $69,000 for the years ended December 31, 2012 and 2013, respectively.

On August 10, 2012, the Company completed the acquisition of KOAS-FM for $4.5 million. The Company acquired KOAS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was financed with $2.0 million in cash and a $2.5 million note payable to GGB Las Vegas, LLC. The note carried interest at 3.5% and was repaid in full in the third quarter of 2012. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to the financial statements and earnings per share for all periods presented. The operations of KOAS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$416,389
FCC broadcasting license	4,142,912

Carrying amount of assets acquired	4,559,301
Purchase price	4,500,000

Adjustment to additional paid-in capital	$59,301

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is owned by George G. Beasley, for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment, net of taxes, to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to all periods presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$384,118
FCC broadcasting license	2,806,982

Carrying amount of assets acquired	3,191,100
Purchase price	4,000,000

Adjustment to additional paid-in capital	$(808,900)

During the fourth quarter of 2013, an amount of $185,916 was paid to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement and an amount of $99,483 was paid to GGB Las Vegas, LLC to purchase property and equipment acquired by GGB Las Vegas, LLC for KVGS-FM during the term of the management agreement.

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, and $104,167 on April 10, 2013 which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of the Company.

As of December 31, 2013, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2014	$760,228
2015	634,918
2016	582,987
2017	507,196
2018	507,196
Thereafter	1,126,898

Total	$4,119,423

(14)	Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.5 million and $2.8 million for the years ended December 31, 2012 and 2013, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2013, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2014	$7,414,058
2015	7,254,576
2016	7,045,149
2017	6,870,169
2018	6,113,359
Thereafter	7,717,820

Total	$42,415,131

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(15)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $2.3 million as of December 31, 2013, compared with a fair value of $2.2 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.7 million as of December 31, 2012, compared with a fair value of $2.9 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $106.9 million as of December 31, 2013 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $116.7 million as of December 31, 2012 and approximated fair value based on market rates at that time.

(16)	Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $17,000 (or $22,500 if aged 50 years or older) in 2012 and $17,500 (or $23,000 if aged 50 years or older) in 2013. There were no employer matching contributions in 2012 and 2013.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2012 and 2013

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts (deducted from accounts receivable)	454,632	1,219,698	1,036,470	637,860
Valuation allowance for deferred tax assets	653,919	1,940	12,307	643,552
Year ended December 31, 2013:
Allowance for doubtful accounts (deducted from accounts receivable)	637,860	801,619	939,614	499,865
Valuation allowance for deferred tax assets	643,552	—	9,444	634,108

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013, the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 1992 report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

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

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2014 (“2014 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and restated certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	First lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (3)

10.2	Second lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (4)

10.3	Amendment and waiver to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (5)

10.4	Amendment no. 2 to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (6)

10.5	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (7)

10.6	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (8)

10.7	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (9)

10.8	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (10)

10.9	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (11)

10.10	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (12)

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (13)

10.12	Performance incentive plan of the Company. (14)

21.1	Subsidiaries of the Company. (15)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 23, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.
(4)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.
(5)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 3, 2013.
(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 7, 2013.
(7)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(8)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(9)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(10)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(11)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(12)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(13)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005
(14)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 11, 2012.
(15)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated March 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley Chairman of the Board and Chief Executive Officer

Date:	February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 14, 2014

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 14, 2014

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	February 14, 2014

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	February 14, 2014

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	February 14, 2014

/S/ JOE B. COX Joe B. Cox	Director	February 14, 2014

/S/ MARK S. FOWLER Mark S. Fowler	Director	February 14, 2014

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	February 14, 2014