Form 10-Q
period 2014-03-31
BEASLEY BROADCAST GROUP INC
filed 2014-05-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Class A Common Stock, $.001 par value, 6,438,675 Shares Outstanding as of April 28, 2014

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of April 28, 2014

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,299,013	$12,718,988
Accounts receivable, less allowance for doubtful accounts of $499,865 in 2013 and $517,545 in 2014	17,195,453	15,685,615
Prepaid expenses	1,459,757	2,557,205
Deferred tax assets	374,660	385,043
Other current assets	2,522,797	2,365,394

Total current assets	35,851,680	33,712,245
Notes receivable from related parties	2,305,502	2,207,041
Property and equipment, net	20,136,777	20,713,343
FCC broadcasting licenses	186,174,864	186,239,864
Goodwill	13,629,364	13,629,364
Other assets	6,110,702	5,830,451

Total assets	$264,208,889	$262,332,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250,000	$2,937,500
Accounts payable	1,675,130	1,487,028
Other current liabilities	8,391,168	8,108,139

Total current liabilities	14,316,298	12,532,667
Long-term debt, net of current portion	102,625,000	100,562,500
Deferred tax liabilities	52,771,252	55,012,711
Other long-term liabilities	870,245	840,807

Total liabilities	170,582,795	168,948,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,073,940 issued and 6,285,332 outstanding in 2013; 9,267,704 issued and 6,440,350 outstanding in 2014	9,074	9,267
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2013 and 2014	16,662	16,662
Additional paid-in capital	117,130,362	117,604,786
Treasury stock, Class A common stock; 2,788,608 in 2013; 2,827,354 shares in 2014	(14,729,984)	(15,081,703)
Accumulated deficit	(8,824,642)	(9,168,407)
Accumulated other comprehensive income	24,622	3,018

Stockholders’ equity	93,626,094	93,383,623

Total liabilities and stockholders’ equity	$264,208,889	$262,332,308

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2014
Net revenue	$24,812,469	$24,219,269

Operating expenses:
Station operating expenses (including stock-based compensation of $7,238 in 2013 and $79,598 in 2014 and excluding depreciation and amortization shown separately below)	16,703,004	17,102,140
Corporate general and administrative expenses (including stock-based compensation of $129,975 in 2013 and $276,904 in 2014)	2,094,009	2,275,004
Depreciation and amortization	564,695	606,562

Total operating expenses	19,361,708	19,983,706

Operating income	5,450,761	4,235,563
Non-operating income (expense):
Interest expense	(2,047,874)	(1,223,715)
Other income (expense), net	46,029	24,262

Income before income taxes	3,448,916	3,036,110
Income tax expense	1,028,429	2,353,238

Net income	2,420,487	682,872
Other comprehensive income:
Unrealized loss on securities (net of income tax benefit of $8,747 in 2013 and $13,368 in 2014)	(13,902)	(21,604)

Comprehensive income	$2,406,585	$661,268

Net income per share:
Basic and diluted	$0.11	$0.03
Dividends declared per common share	$—	$0.045
Weighted average shares outstanding:
Basic	22,711,541	22,782,661
Diluted	22,726,909	22,843,287

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$2,420,487	$682,872
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	137,213	356,502
Provision for bad debts	278,900	155,649
Depreciation and amortization	564,695	606,562
Amortization of loan fees	150,133	104,526
Deferred income taxes	957,399	2,216,473
Change in operating assets and liabilities:
Accounts receivable	1,160,157	1,354,189
Prepaid expenses	(1,177,706)	(1,097,448)
Other assets	109,920	28,050
Accounts payable	(257,225)	(188,102)
Other liabilities	(448,005)	(133,513)
Other operating activities	38,508	128,581

Net cash provided by operating activities	3,934,476	4,214,341

Cash flows from investing activities:
Capital expenditures	(286,876)	(1,188,683)
Payments for translator licenses	(30,000)	(65,000)
Repayment of notes receivable from related parties	73,591	98,461

Net cash used in investing activities	(243,285)	(1,155,222)

Cash flows from financing activities:
Principal payments on indebtedness	(1,000,000)	(3,375,000)
Tax benefit from vesting of restricted stock	48,125	111,114
Dividends paid	—	(1,023,539)
Payments for treasury stock	(176,512)	(351,719)

Net cash used in financing activities	(1,128,387)	(4,639,144)

Net increase (decrease) in cash and cash equivalents	2,562,804	(1,580,025)
Cash and cash equivalents at beginning of period	11,660,648	14,299,013

Cash and cash equivalents at end of period	$14,223,452	$12,718,988

Cash paid for interest	$1,816,398	$1,119,189

Cash paid for income taxes	$205,495	$130,095

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$29,943	$—

Dividends declared but unpaid	$—	$1,026,637

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2014 is as follows:

Balance as of December 31, 2013	$186,174,864
Acquisition of translator licenses	65,000

Balance as of March 31, 2014	$186,239,864

On March 1, 2014, the Company placed in service two FM translator licenses acquired from CTC Media Group for $65,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage. Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(3)	Derivative Financial Instruments

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expire in the third quarter of 2014. The interest rate caps were not designated as hedging instruments. The fair value of the interest rate caps, reported in other assets, was approximately zero as of March 31, 2014. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $1,000 for the three months ended March 31, 2014.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2013	2014
Term loan	$99,875,000	$96,500,000
Revolving credit facility	7,000,000	7,000,000

	106,875,000	103,500,000
Less current installments	(4,250,000)	(2,937,500)

	$102,625,000	$100,562,500

As of March 31, 2014, the credit facility consisted of a term loan with a remaining balance of $96.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2014, the Company had $13.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 4.17% and 4.15% as of December 31, 2013 and March 31, 2014, respectively, and matures on August 9, 2017.

The credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the credit agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow, as defined in the credit agreement. The mandatory prepayments decrease to 25% of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not exceed 4.5 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $103.5 million. The guarantees for the credit facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014 and the next three years are as follows:

	Term loan	Revolving credit facility	Total
2014	$875,000	$—	$875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$96,500,000	$7,000,000	$103,500,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2014, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2014	195,767	$6.79
Granted	196,364	9.06
Vested	(100,584)	6.26
Forfeited	(2,600)	4.54

Unvested as of March 31, 2014	288,947	$8.68

As of March 31, 2014, there was $2.2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	62,250	$15.82
Forfeited	—	—

Outstanding and exercisable as of March 31, 2014	62,250	$15.82

As of March 31, 2014, the weighted-average remaining contractual term was 0.4 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(6)	Income Taxes

The Company’s effective tax rate was approximately 30% and 78% for the three months ended March 31, 2013 and 2014, respectively which differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2014, also reflects a $1.3 million increase from a change to the Company’s federal tax rate based on a projected increase in taxable income for 2014 and a $0.2 million decrease from a change to the Company’s effective state tax rate. The Company evaluated its taxable income projections during the three months ended March 31, 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2013, also reflects a $0.3 million decrease from a change to the Company’s effective state tax rate.

(7)	Related Party Transactions

On April 7, 2014, Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, entered into an agreement to demolish a radio tower that was leased to the Company for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring the Company to make monthly lease payments of approximately $3,000 per month to BFT was canceled and the Company forgave indebtedness of $332,000 associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee.

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by George G. Beasley, for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment, net of taxes, to additional paid-in

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

capital. The Company did not retrospectively adjust the statement of comprehensive income for the three months ended March 31, 2013 to furnish comparative information for the period under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to the period presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

(8)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $2.2 million as of March 31, 2014, compared with a fair value of $2.1 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.3 million as of December 31, 2013, compared with a fair value of $2.2 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $103.5 million as of March 31, 2014 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $106.9 million as of December 31, 2013 and approximated fair value based on market rates at that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our annual report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2014.

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

Recent Developments

On April 7, 2014, Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, entered into an agreement to demolish a radio tower that we leased for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring us to make monthly lease payments of approximately $3,000 per month to BFT was canceled and we forgave indebtedness of $332,000 associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee.

Our effective tax rate for the three months ended March 31, 2014, reflects a $1.3 million increase from a change to our federal tax rate based on a projected increase in taxable income for 2014. We evaluated our taxable income projections during the three months ended March 31, 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the three months ended March 31, 2014.

On March 12, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 10, 2014, to stockholders of record on March 31, 2014. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On March 1, 2014, we placed in service two FM translator licenses acquired from CTC Media Group for $65,000. The translator licenses allow us to rebroadcast the programming of one of our radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our financial statements and general factors that impact these items.

Net Revenue. Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions, generally 15% of gross revenue. Local revenue generally consists of advertising airtime and digital sales to advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime and digital sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the first quarter of 2014.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2013 and 2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,		Change
	2013	2014	$	%
Net revenue	$24,812,469	$24,219,269	$(593,200)	(2.4)%
Station operating expenses	16,703,004	17,102,140	399,136	2.4
Corporate general and administrative expenses	2,094,009	2,275,004	180,995	8.6
Interest expense	2,047,874	1,223,715	(824,159)	(40.2)
Income tax expense	1,028,429	2,353,238	1,324,809	128.8
Net income	2,420,487	682,872	(1,737,615)	(71.8)

Net Revenue. Net revenue decreased $0.6 million during the three months ended March 31, 2014. Significant factors affecting net revenue included a $0.4 million decrease in advertising revenue from our Miami-Fort Lauderdale market cluster. Net revenue for the first quarter of 2014 was comparable to net revenue for the first quarter of 2013 at our remaining market clusters however advertising revenue from our Las Vegas market cluster for the first quarter of 2014 included $0.6 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses increased $0.4 million during the three months ended March 31, 2014. Significant factors affecting station operating expenses included a $0.4 million increase at our Las Vegas market cluster, which included $0.5 million in additional station operating expenses from KVGS-FM, which was acquired in the third quarter of 2013.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended March 31, 2014 was primarily due to an increase in stock-based compensation expense.

Interest Expense. Interest expense decreased $0.8 million during the three months ended March 31, 2014. Significant factors affecting interest expense included a decrease in long-term debt outstanding including the prepayment of the second lien facility in the second quarter of 2013.

Income Tax Expense. Our effective tax rate was approximately 30% and 78% for the three months ended March 31, 2013 and 2014, respectively, which differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2014, also reflects a $1.3 million increase from a change to our federal tax rate based on a projected increase in taxable income for 2014 and a $0.2 million decrease from a change to our effective state tax rate. We evaluated our taxable income projections during the three months ended March 31, 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2013, also reflects a $0.3 million decrease from a change to our effective state tax rate.

Net Income. Net income during the three months ended March 31, 2014 decreased $1.7 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.4 million to repurchase 38,746 shares during the three months ended March 31, 2014.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. On March 12, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 10, 2014, to stockholders of record on March 31, 2014.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our credit facility;

•	additional borrowings, other than under our existing credit facility, to the extent permitted thereunder; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results or unanticipated expenses could give rise to defaults under our credit facility, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2013 and 2014 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2013	2014
Net cash provided by operating activities	$3,934,476	$4,214,341
Net cash used in investing activities	(243,285)	(1,155,222)
Net cash used in financing activities	(1,128,387)	(4,639,144)

Net increase (decrease) in cash and cash equivalents	$2,562,804	$(1,580,025)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $0.3 million during the three months ended March 31, 2014. Significant factors affecting net cash provided by operating activities included a $0.7 million decrease in interest payments, and a $0.3 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2014 included payments of $1.2 million for capital expenditures. Net cash used in investing activities for the same period in 2013 included payments of $0.3 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2014 included repayments of $3.4 million under our credit facility, payments of $1.0 million for cash dividends, and payments of $0.4 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2013 included repayments of $1.0 million under our credit facility and payments of $0.2 million for repurchases of our Class A common stock.

Credit Facility. As of March 31, 2014, the credit facility consisted of a term loan with a remaining balance of $96.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2014, we had $13.0 million in remaining commitments available under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 3.5% to 5.0% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.0% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 4.15% as of March 31, 2014 and matures on August 9, 2017.

The credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the credit agreement, when our consolidated total debt is equal to or greater than three times our consolidated operating cash flow as defined in the credit agreement. The mandatory prepayments decrease to 25% of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not exceed 4.5 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for 2015, 3.5 times for 2016, and 3.0 times for 2017.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $103.5 million. The guarantees for the credit facility expire on August 9, 2017.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014 and the next three years are as follows:

	Term loan	Revolving credit facility	Total
2014	$875,000	$—	$875,000
2015	8,250,000	—	8,250,000
2016	9,625,000	—	9,625,000
2017	77,750,000	7,000,000	84,750,000

Total	$96,500,000	$7,000,000	$103,500,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2014, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.16 times, and our interest coverage ratio was 5.00 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risks affecting our Company during the first quarter of 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2014	2,050	$8.88	—	$—
February 1 – 28, 2014	33,050	9.08	—	—
March 1 – 31, 2014	3,646	9.16	—	—

Total	38,746

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended March 31, 2014, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 5, 2014	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: May 5, 2014	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)