Form 10-Q
period 2014-06-30
BEASLEY BROADCAST GROUP INC
filed 2014-08-01
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Class A Common Stock, $.001 par value, 6,451,092 Shares Outstanding as of July 25, 2014

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of July 25, 2014

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,299,013	$12,091,451
Accounts receivable, less allowance for doubtful accounts of $499,865 in 2013 and $454,057 in 2014	17,195,453	16,570,897
Prepaid expenses	1,459,757	3,238,245
Deferred tax assets	374,660	128,937
Other current assets	2,522,797	2,974,920

Total current assets	35,851,680	35,004,450
Notes receivable from related parties	2,305,502	1,931,447
Property and equipment, net	20,136,777	20,923,758
FCC broadcasting licenses	186,174,864	186,329,864
Goodwill	13,629,364	13,629,364
Other assets	6,110,702	6,131,967

Total assets	$264,208,889	$263,950,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250,000	$5,112,500
Accounts payable	1,675,130	1,238,140
Other current liabilities	8,391,168	7,997,569

Total current liabilities	14,316,298	14,348,209
Long-term debt, net of current portion	102,625,000	97,137,500
Deferred tax liabilities	52,771,252	55,912,979
Other long-term liabilities	870,245	811,369

Total liabilities	170,582,795	168,210,057
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,073,940 issued and 6,285,332 outstanding in 2013; 9,280,121 issued and 6,451,092 outstanding in 2014	9,074	9,280
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2013 and 2014	16,662	16,662
Additional paid-in capital	117,130,362	117,977,444
Treasury stock, Class A common stock; 2,788,608 in 2013; 2,829,029 shares in 2014	(14,729,984)	(15,096,008)
Accumulated deficit	(8,824,642)	(7,173,981)
Accumulated other comprehensive income	24,622	7,396

Stockholders’ equity	93,626,094	95,740,793

Total liabilities and stockholders’ equity	$264,208,889	$263,950,850

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2013	2014
Net revenue	$26,855,633	$25,875,785

Operating expenses:
Station operating expenses (including stock-based compensation of $11,553 in 2013 and $54,066 in 2014 and excluding depreciation and amortization shown separately below)	16,773,324	16,390,400
Corporate general and administrative expenses (including stock-based compensation of $171,747 in 2013 and $316,615 in 2014)	2,129,569	2,342,619
Depreciation and amortization	527,529	616,750

Total operating expenses	19,430,422	19,349,769

Operating income	7,425,211	6,526,016
Non-operating income (expense):
Interest expense	(2,326,250)	(1,100,089)
Loss on extinguishment of long-term debt	(1,260,784)	(23,599)
Other income (expense), net	36,563	(313,655)

Income before income taxes	3,874,740	5,088,673
Income tax expense	1,516,771	2,067,384

Net income	2,357,969	3,021,289
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $3,558 in 2013 and $2,814 in 2014)	5,718	4,372

Comprehensive income	$2,363,687	$3,025,661

Net income per share:
Basic and diluted	$0.10	$0.13
Dividends declared per common share	$—	$0.045
Weighted average shares outstanding:
Basic	22,742,198	22,818,398
Diluted	22,798,418	22,879,408

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2013	2014
Net revenue	$51,668,102	$50,095,054

Operating expenses:
Station operating expenses (including stock-based compensation of $18,791 in 2013 and $133,664 in 2014 and excluding depreciation and amortization shown separately below)	33,476,328	33,492,540
Corporate general and administrative expenses (including stock-based compensation of $301,722 in 2013 and $593,519 in 2014)	4,223,578	4,617,623
Depreciation and amortization	1,092,224	1,223,312

Total operating expenses	38,792,130	39,333,475

Operating income	12,875,972	10,761,579
Non-operating income (expense):
Interest expense	(4,374,124)	(2,323,804)
Loss on extinguishment of long-term debt	(1,260,784)	(23,599)
Other income (expense), net	82,592	(289,393)

Income before income taxes	7,323,656	8,124,783
Income tax expense	2,545,200	4,420,622

Net income	4,778,456	3,704,161
Other comprehensive income:
Unrealized loss on securities (net of income tax benefit of $5,189 in 2013 and $10,560 in 2014)	(8,184)	(17,226)

Comprehensive income	$4,770,272	$3,686,935

Net income per share:
Basic and diluted	$0.21	$0.16
Dividends declared per common share	$—	$0.09
Weighted average shares outstanding:
Basic	22,726,954	22,800,628
Diluted	22,774,001	22,877,921

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$4,778,456	$3,704,161
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	320,513	727,183
Provision for bad debts	408,421	232,763
Depreciation and amortization	1,092,224	1,223,312
Amortization of loan fees	254,659	205,254
Loss on notes receivable from related party	—	332,034
Loss on extinguishment of long-term debt	1,260,784	23,599
Deferred income taxes	1,860,094	3,376,251
Change in operating assets and liabilities:
Accounts receivable	35,082	391,793
Prepaid expenses	(2,330,930)	(1,778,488)
Other assets	181,107	(454,283)
Accounts payable	(238,270)	(436,990)
Other liabilities	(219,618)	(502,130)
Other operating activities	10,455	(76,601)

Net cash provided by operating activities	7,412,977	6,967,858

Cash flows from investing activities:
Capital expenditures	(852,349)	(1,789,927)
Payments for translator licenses	(30,000)	(155,000)
Payments for investments	(104,167)	(104,167)
Repayment of notes receivable from related parties	155,529	192,021

Net cash used in investing activities	(830,987)	(1,857,073)

Cash flows from financing activities:
Principal payments on indebtedness	(4,500,000)	(4,625,000)
Payments of loan fees	(617,051)	(391,225)
Tax benefit from vesting of restricted stock	50,633	114,078
Dividends paid	—	(2,050,176)
Payments for treasury stock	(183,845)	(366,024)

Net cash used in financing activities	(5,250,263)	(7,318,347)

Net increase (decrease) in cash and cash equivalents	1,331,727	(2,207,562)
Cash and cash equivalents at beginning of period	11,660,648	14,299,013

Cash and cash equivalents at end of period	$12,992,375	$12,091,451

Cash paid for interest	$4,080,557	$2,118,550

Cash paid for income taxes	$2,274,395	$2,003,445

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$29,080	$60,412

Property and equipment acquired through a logo agreement	$—	$160,000

Dividends declared but unpaid	$—	$1,026,863

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company has not determined the impact of adoption on its financial statements.

(3)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2014 is as follows:

Balance as of December 31, 2013	$186,174,864
Translator licenses	155,000

Balance as of June 30, 2014	$186,329,864

On May 1, 2014, the Company completed the acquisition of one FM translator license from Eastern Airwaves, LLC for $75,000. This translator license allows the Company to rebroadcast the programming of one of its radio stations in Fayetteville, NC on the FM band over an expanded area of coverage.

On February 14, 2014, the Company completed the acquisition of one FM translator license from Starboard Media Foundation, Inc. for $15,000 and on March 1, 2014, the Company placed in service one FM translator license acquired from CTC Media Group for $65,000. These translator licenses allow the Company to rebroadcast the programming of two of its radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage.

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(4)	Derivative Financial Instruments

The Company is a party to two interest rate cap agreements which limit its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements have an aggregate notional amount of $57.5 million and cap LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expire in the third quarter of 2014. The interest rate caps were not designated as hedging instruments. The fair value of the interest rate caps, reported in other assets, was approximately zero as of June 30, 2014. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately zero and $1,000 for the three and six months ended June 30, 2014, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2013	June 30, 2014
Term loan	$99,875,000	$102,250,000
Revolving credit facility	7,000,000	—

	106,875,000	102,250,000
Less current installments	(4,250,000)	(5,112,500)

	$102,625,000	$97,137,500

As of December 31, 2013, the credit facility consisted of a term loan with a remaining balance of $99.9 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 4.17% as of December 31, 2013.

On June 17, 2014, the Company amended its credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends the Company may pay per year and eliminated mandatory prepayments of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. In addition, the Company repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash of hand. In connection with the amended credit agreement, the Company recorded a loss on extinguishment of long-term debt of approximately $24,000 during the second quarter of 2014.

As of June 30, 2014, the credit facility consisted of a term loan with a remaining balance of $102.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2014, the Company had $20.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of June 30, 2014 and matures on August 9, 2019.

The credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the credit agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow, as defined in the credit agreement. Prepayments of excess cash flow are not required when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not exceed 4.5 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.25 times for the period from January 1, 2015 through June 30, 2015, 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $102.2 million. The guarantees for the credit facility expire on August 9, 2019.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014, the next four years, and thereafter are as follows:

2014	$2,556,250
2015	5,112,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
Thereafter	71,574,996

Total	$102,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2014, the Company was in compliance with all applicable financial covenants under its credit agreement.

(6)	Other Revenue

On June 30, 2014, the Company entered into an agreement with an electronics company and its affiliate concerning the use of the Company’s and their respective logos in connection with the Company’s and their respective goods and services. As a result of this agreement, the Company recorded $0.7 million in other revenue during the three and six months ended June 30, 2014.

(7)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2014	288,947	$8.68
Granted	21,500	7.01
Vested	(6,700)	7.27
Forfeited	(9,083)	8.71

Unvested as of June 30, 2014	294,664	$8.59

As of June 30, 2014, there was $1.9 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of April 1, 2014	62,250	$15.82
Forfeited	(15,000)	14.79

Outstanding and exercisable as of June 30, 2014	47,250	$16.15

As of June 30, 2014, the weighted-average remaining contractual term was 0.3 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(8)	Income Taxes

The Company’s effective tax rate was approximately 41% and 54% for the three and six months ended June 30, 2014, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2014 also reflects a $1.4 million increase from a change to the Company’s federal tax rate based on a projected increase in taxable income for 2014 and a $0.3 million decrease from a change to the Company’s effective state tax rate. The Company evaluated its taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the six months ended June 30, 2014.

The Company’s effective tax rate was approximately 39% and 35% for the three and six months ended June 30, 2013, respectively. These rates differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2013 also reflects a $0.3 million decrease from a change to the Company’s effective state tax rate.

(9)	Related Party Transactions

On April 7, 2014, Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, entered into an agreement to demolish a radio tower that was leased to the Company for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring the Company to make monthly lease payments of approximately $3,000 per month to BFT was canceled and the Company forgave indebtedness of $0.3 million associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee. The $0.3 million loss on the notes receivable was reported in other income (expense), net during the three and six months ended June 30, 2014.

On April 4, 2014, the Company contributed an additional $104,167 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by George G. Beasley, for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment, net of taxes, to additional paid-in capital. The Company did not retrospectively adjust the statement of comprehensive income for the three and six months ended June 30, 2013 to furnish comparative information for the period under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to the period presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.9 million as of June 30, 2014, compared with a fair value of $1.8 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.3 million as of December 31, 2013, compared with a fair value of $2.2 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $102.2 million as of June 30, 2014 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $106.9 million as of December 31, 2013 and approximated fair value based on market rates at that time.

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

Recent Developments

On June 30, 2014, we entered into an agreement with an electronics company and its affiliate concerning the use of our and their respective logos in connection with our and their respective goods and services. As a result of this agreement, we recorded $0.7 million in other revenue during the second quarter of 2014.

On June 17, 2014, we amended our credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends we may pay per year and eliminated mandatory prepayments of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. In addition, we repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash of hand. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $24,000 during the second quarter of 2014.

On May 29, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 10, 2014, to stockholders of record on June 30, 2014. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On April 4, 2014, we contributed an additional $104,167 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the second quarter of 2014.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2013 and

2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended June 30,		Change
	2013	2014	$	%
Net revenue	$26,855,633	$25,875,785	$(979,848)	(3.6)%
Station operating expenses	16,773,324	16,390,400	(382,924)	(2.3)
Corporate general and administrative expenses	2,129,569	2,342,619	213,050	10.0
Interest expense	2,326,250	1,100,089	(1,226,161)	(52.7)
Loss on extinguishment of long-term debt	1,260,784	23,599	(1,237,185)	(98.1)
Other income (expense), net	36,563	(313,655)	(350,218)	(957.8)
Income tax expense	1,516,771	2,067,384	550,613	36.3
Net income	2,357,969	3,021,289	663,320	28.1

Net Revenue. Net revenue decreased $1.0 million during the three months ended June 30, 2014. Significant factors affecting net revenue included a $0.7 million increase in other revenue from a logo agreement (see “Recent Developments” elsewhere in this Item), a $0.5 million decrease in advertising revenue from our Philadelphia market cluster, a $0.3 million decrease in advertising revenue from our Wilmington market cluster, and a $0.3 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue was comparable to the same period in 2013 at our remaining market clusters however net revenue from our Las Vegas market cluster for the three months ended June 30, 2014 included $0.5 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses decreased $0.4 million during the three months ended June 30, 2014. Station operating expenses at our Las Vegas market cluster were comparable to the same period in 2013, however included $0.4 million in additional station operating expenses from the acquisition of KVGS-FM. Station operating expenses were comparable to the same period in 2013 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended June 30, 2014 was primarily due to an increase in stock-based compensation expense.

Interest Expense. Interest expense decreased $1.2 million during the three months ended June 30, 2014. Significant factors affecting interest expense included a $1.0 million fee paid in connection with the prepayment of the second lien facility in the second quarter of 2013 and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $24,000 during the three months ended June 30, 2014. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the three months ended June 30, 2013.

Other Income (Expense), Net. In connection with the demolition of a tower that we leased from a related party, we forgave indebtedness of $0.3 million associated with notes receivable from the related party during the three months ended June 30, 2014.

Income Tax Expense. Our effective tax rate was approximately 41% for the three months ended June 30, 2014 which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate was approximately 39% for the three months ended June 30, 2013 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended June 30, 2014 increased $0.7 million as a result of the factors described above.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2013 and 2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,		Change
	2013	2014	$	%
Net revenue	$51,668,102	$50,095,054	$(1,573,048)	(3.0)%
Station operating expenses	33,476,328	33,492,540	16,212	0.0
Corporate general and administrative expenses	4,223,578	4,617,623	394,045	9.3
Interest expense	4,374,124	2,323,804	(2,050,320)	(46.9)
Loss on extinguishment of long-term debt	1,260,784	23,599	(1,237,185)	(98.1)
Other income (expense), net	82,592	(289,393)	(371,985)	(450.4)
Income tax expense	2,545,200	4,420,622	1,875,422	73.7
Net income	4,778,456	3,704,161	(1,074,295)	(22.5)

Net Revenue. Net revenue decreased $1.6 million during the six months ended June 30, 2014. Significant factors affecting net revenue included a $0.7 million increase in other revenue from a logo agreement (see “Recent Developments” elsewhere in this Item), a $0.8 million decrease in advertising revenue from our Philadelphia market cluster, a $0.6 million decrease in advertising revenue from our Miami-Fort Lauderdale market cluster, and a $0.5 million decrease in advertising revenue from our Wilmington market cluster. Net revenue was comparable to the same period in 2013 at our remaining market clusters however net revenue from our Las Vegas market cluster for the six months ended June 30, 2014 included $1.1 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses during the six months ended June 30, 2014 were comparable to the same period in 2013. However, station operating expenses increased $0.5 million at our Las Vegas market cluster including $0.8 million in additional station operating expenses from the acquisition of KVGS-FM. Station operating expenses were comparable to the same period in 2013 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.4 million increase in corporate general and administrative expenses during the six months ended June 30, 2014 was primarily due to an increase in stock-based compensation expense.

Interest Expense. Interest expense decreased $2.1 million during the six months ended June 30, 2014. Significant factors affecting interest expense included a $1.0 million fee paid in connection with the prepayment of the second lien facility in the second quarter of 2013 and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $24,000 during the six months ended June 30, 2014.In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the six months ended June 30, 2013.

Other Income (Expense), Net. In connection with the demolition of a tower that we leased from a related party, we forgave indebtedness of $0.3 million associated with notes receivable from the related party during the six months ended June 30, 2014.

Income Tax Expense. Our effective tax rate was approximately 54% for the six months ended June 30, 2014 which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2014 also reflects a $1.4 million increase from a change to our federal tax rate based on a projected increase in taxable income for 2014 and a $0.3 million decrease from a change to our effective state tax rate. We evaluated our taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the six months ended June 30, 2014. Our effective tax rate was approximately 35% for the six months ended June 30, 2013 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2013 also reflects a $0.3 million decrease from a change to our effective state tax rate.

Net Income. Net income during the six months ended June 30, 2014 decreased $1.1 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.4 million to repurchase 40,421 shares during the six months ended June 30, 2014.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. The aggregate amount increases to $10.0 million in any year that our consolidated total debt is less than three times our consolidated operating cash flow. We paid cash dividends of $2.1 million during the six months ended June 30, 2014. On May 29, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 10, 2014, to stockholders of record on June 30, 2014.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2013 and 2014 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2013	2014
Net cash provided by operating activities	$7,412,977	$6,967,858
Net cash used in investing activities	(830,987)	(1,857,073)
Net cash used in financing activities	(5,250,263)	(7,318,347)

Net increase (decrease) in cash and cash equivalents	$1,331,727	$(2,207,562)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $0.4 million during the six months ended June 30, 2014. Significant factors affecting net cash provided by operating activities included a $2.0 million decrease in interest payments, a $1.9 million increase in cash paid for station operating expenses, and a $0.6 million decrease in cash receipts from sales.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2014 included payments of $1.8 million for capital expenditures. Net cash used in investing activities for the same period in 2013 included payments of $0.9 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2014 included repayments of $4.6 million under our credit facility, payments of $2.1 million for cash dividends, payments of $0.4 million for loan fees related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2013 included repayments of $4.5 million under our credit facility and payments of $0.6 million for loan fees related to the amended first lien credit agreement.

Credit Facility. On June 17, 2014, we amended our credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends we may pay per year and eliminated mandatory prepayments of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. In addition, we repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash of hand. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $24,000 during the second quarter of 2014.

As of June 30, 2014, the credit facility consisted of a term loan with a remaining balance of $102.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2014, we had $20.0 million in remaining commitments available under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of June 30, 2014 and matures on August 9, 2019.

The credit agreement requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the credit agreement, when our consolidated total debt is equal to or greater than three times our consolidated operating cash flow, as defined in the credit agreement. Prepayments of excess cash flow are not required when our consolidated total debt is less than three times our consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not exceed 4.5 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.25 times for the period from January 1, 2015 through June 30, 2015, 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $102.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014, the next four years, and thereafter are as follows:

2014	$2,556,250
2015	5,112,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
Thereafter	71,574,996

Total	$102,250,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2014, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.20 times, and our interest coverage ratio was 6.19 times.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risks affecting our Company during the second quarter of 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2014	1,675	$8.54	—	$—
May 1 – 31, 2014	—	—	—	—
June 1 – 30, 2014	—	—	—	—

Total	1,675

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended June 30, 2014, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 1, 2014	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 1, 2014	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)