Form 10-Q
period 2014-09-30
BEASLEY BROADCAST GROUP INC
filed 2014-10-31
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Class A Common Stock, $.001 par value, 6,449,217 Shares Outstanding as of October 24, 2014

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of October 24, 2014

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,299,013	$13,221,201
Accounts receivable, less allowance for doubtful accounts of $499,865 in 2013 and $420,915 in 2014	17,195,453	16,363,114
Prepaid expenses	1,459,757	2,600,658
Deferred tax assets	374,660	252,294
Other current assets	2,522,797	2,339,692

Total current assets	35,851,680	34,776,959
Notes receivable from related parties	2,305,502	1,840,064
Property and equipment, net	16,807,242	17,896,147
FCC broadcasting licenses	108,961,730	109,116,730
Goodwill	7,062,310	7,062,310
Assets held for sale	87,109,723	86,989,604
Other assets	6,110,702	6,034,429

Total assets	$264,208,889	$263,716,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250,000	$3,112,500
Accounts payable	1,675,130	1,118,205
Other current liabilities	8,391,168	8,454,678

Total current liabilities	14,316,298	12,685,383
Long-term debt, net of current portion	102,625,000	95,859,375
Deferred tax liabilities	52,771,252	56,840,129
Other long-term liabilities	870,245	779,770

Total liabilities	170,582,795	166,164,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,073,940 issued and 6,285,332 outstanding in 2013; 9,280,121 issued and 6,449,217 outstanding in 2014	9,074	9,280
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2013 and 2014	16,662	16,662
Additional paid-in capital	117,130,362	118,345,243
Treasury stock, Class A common stock; 2,788,608 in 2013; 2,830,904 shares in 2014	(14,729,984)	(15,107,464)
Accumulated deficit	(8,824,642)	(5,742,287)
Accumulated other comprehensive income	24,622	30,152

Total stockholders’ equity	93,626,094	97,551,586

Total liabilities and stockholders’ equity	$264,208,889	$263,716,243

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2013	2014
Net revenue	$13,726,904	$13,047,411

Operating expenses:
Station operating expenses (including stock-based compensation of $7,038 in 2013 and $46,804 in 2014 and excluding depreciation and amortization shown separately below)	9,256,297	9,421,385
Corporate general and administrative expenses (including stock-based compensation of $178,531 in 2013 and $325,528 in 2014)	2,157,138	2,194,584
Other operating expenses	185,916	—
Depreciation and amortization	408,262	492,568

Total operating expenses	12,007,613	12,108,537

Operating income	1,719,291	938,874
Non-operating income (expense):
Interest expense	(1,337,605)	(1,080,812)
Loss on extinguishment of long-term debt	—	(6,970)
Other income (expense), net	21,673	261,058

Income from continuing operations before income taxes	403,359	112,150
Income tax expense	191,868	119,868

Income (loss) from continuing operations	211,491	(7,718)
Income from discontinued operations (net of income taxes)	2,975,400	2,466,528

Net income	3,186,891	2,458,810
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $9,250 in 2013 and $14,646 in 2014)	14,868	22,756

Comprehensive income	$3,201,759	$2,481,566

Basic and diluted net income per share:
Continuing operations	$0.01	$—
Discontinued operations	$0.13	$0.11
Net income per share	$0.14	$0.11
Dividends declared per common share	$—	$0.045
Weighted average shares outstanding:
Basic	22,743,515	22,820,761
Diluted	22,828,664	22,908,376

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2013	2014
Net revenue	$41,070,224	$40,143,834

Operating expenses:
Station operating expenses (including stock-based compensation of $25,829 in 2013 and $175,558 in 2014 and excluding depreciation and amortization shown separately below)	27,721,668	28,089,890
Corporate general and administrative expenses (including stock-based compensation of $480,253 in 2013 and $919,047 in 2014)	6,380,716	6,812,207
Other operating expenses	185,916	—
Depreciation and amortization	1,218,420	1,436,537

Total operating expenses	35,506,720	36,338,634

Operating income	5,563,504	3,805,200
Non-operating income (expense):
Interest expense	(5,711,729)	(3,404,616)
Loss on extinguishment of long-term debt	(1,260,784)	(30,569)
Other income (expense), net	98,354	302,081

Income (loss) from continuing operations before income taxes	(1,310,655)	672,096
Income tax expense (benefit)	(733,721)	834,353

Loss from continuing operations	(576,934)	(162,257)
Income from discontinued operations (net of income taxes)	8,542,281	6,325,228

Net income	7,965,347	6,162,971
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $4,061 in 2013 and $4,086 in 2014)	6,684	5,530

Comprehensive income	$7,972,031	$6,168,501

Basic and diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	$0.38	$0.28
Net income per share	$0.35	$0.27
Dividends declared per common share	$—	$0.135
Weighted average shares outstanding:
Basic	22,732,535	22,807,413
Diluted	22,808,999	22,908,208

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$7,965,347	$6,162,971
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	506,082	1,101,970
Provision for bad debts	584,631	362,942
Depreciation and amortization	1,640,408	1,857,548
Amortization of loan fees	359,185	287,193
Loss on notes receivable from related party	—	332,034
Loss on extinguishment of long-term debt	1,260,784	30,569
Deferred income taxes	2,540,175	4,202,800
Change in operating assets and liabilities:
Accounts receivable	483,836	469,397
Prepaid expenses	(1,322,716)	(1,140,901)
Other assets	184,065	86,637
Accounts payable	(34,377)	(556,925)
Other liabilities	186,471	(86,939)
Other operating activities	(306,456)	53,587

Net cash provided by operating activities	14,047,435	13,162,883

Cash flows from investing activities:
Capital expenditures	(2,084,426)	(2,612,640)
Payments for acquisitions of radio station	(4,000,000)	—
Payments for translator licenses	(30,000)	(155,000)
Payments for investments	(104,167)	(104,167)
Repayment of notes receivable from related parties	252,737	283,404

Net cash used in investing activities	(5,965,856)	(2,588,403)

Cash flows from financing activities:
Principal payments on indebtedness	(6,500,000)	(7,903,125)
Payments of loan fees	(617,051)	(401,736)
Tax benefit from vesting of restricted stock	55,006	107,088
Dividends paid	—	(3,077,039)
Payments for treasury stock	(190,451)	(377,480)

Net cash used in financing activities	(7,252,496)	(11,652,292)

Net increase (decrease) in cash and cash equivalents	829,083	(1,077,812)
Cash and cash equivalents at beginning of period	11,660,648	14,299,013

Cash and cash equivalents at end of period	$12,489,731	$13,221,201

Cash paid for interest	$5,336,058	$3,117,423

Cash paid for income taxes	$2,969,645	$2,550,245

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$70,210	$63,500

Property and equipment acquired through a logo agreement	$—	$179,980

Dividends declared but unpaid	$—	$1,027,116

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

In April 2014, the FASB issued guidance that changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

1.	The component of an entity or group of components of an entity meets the criteria to be classified as held for sale.

2.	The component of an entity or group of components of an entity is disposed of by sale.

3.	The component of an entity or group of components of an entity is disposed of other than by sale.

The guidance also requires additional disclosures about discontinued operations. The new guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance in the third quarter of 2014. See Note 11 for discontinued operations reported under the new guidance.

(3)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2014 is as follows:

Balance as of December 31, 2013	$108,961,730
Translator licenses	155,000

Balance as of September 30, 2014	$109,116,730

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(4)	Derivative Financial Instruments

The Company was a party to two interest rate cap agreements which limited its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements had an aggregate notional amount of $57.5 million and capped LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expired in the third quarter of 2014. The interest rate caps were not designated as hedging instruments. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately zero and $1,000 for the three and nine months ended September 30, 2014, respectively.

(5)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2013	September 30, 2014
Term loan	$99,875,000	$98,971,875
Revolving credit facility	7,000,000	—

	106,875,000	98,971,875
Less current installments	(4,250,000)	(3,112,500)

	$102,625,000	$95,859,375

As of December 31, 2013, the credit facility consisted of a term loan with a remaining balance of $99.9 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 4.17% as of December 31, 2013.

On June 17, 2014, the Company amended its credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends the Company may pay per year and eliminated mandatory prepayments of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. In addition, the Company repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash of hand. In connection with the amended credit agreement, the Company recorded a loss on extinguishment of long-term debt of approximately $31,000 during the nine months ended September 30, 2014.

As of September 30, 2014, the credit facility consisted of a term loan with a remaining balance of $99.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2014, the Company had $20.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of September 30, 2014 and matures on August 9, 2019.

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

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $99.0 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014, the next four years, and thereafter are as follows:

2014	$—
2015	4,390,625
2016	6,390,626
2017	7,668,752
2018	8,946,876
Thereafter	71,574,996

Total	$98,971,875

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of September 30, 2014, the Company was in compliance with all applicable financial covenants under its credit agreement.

(6)	Other Revenue

On June 30, 2014, the Company entered into an agreement with an electronics company and its affiliate concerning the use of the Company’s and their respective logos in connection with the Company’s and their respective goods and services. As a result of this agreement, the Company recorded $0.7 million in other revenue during the second quarter of 2014.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2014	294,664	$8.59
Granted	—	—
Vested	(7,500)	8.49
Forfeited	—	—

Unvested as of September 30, 2014	287,164	$8.59

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2014, there was $1.5 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of July 1, 2014	47,250	$16.15
Forfeited	(30,000)	15.35

Outstanding and exercisable as of September 30, 2014	17,250	$17.53

As of September 30, 2014, the weighted-average remaining contractual term was 0.3 years and the aggregate intrinsic value was zero for stock options granted under the 2000 Plan.

(8)	Income Taxes

The Company’s effective tax rate for continuing and discontinued operations combined was approximately 40% and 50% for the three and nine months ended September 30, 2014, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2014 also reflects a $1.4 million increase from a change to the Company’s federal tax rate based on a projected increase in taxable income for 2014 and a $0.3 million decrease from a change to the Company’s effective state tax rate. The Company evaluated its taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the nine months ended September 30, 2014.

The Company’s effective tax rate for continuing and discontinued operations combined was approximately 39% and 37% for the three and nine months ended September 30, 2013, respectively. These rates differ from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2013 also reflects a $0.3 million decrease from a change to the Company’s effective state tax rate.

(9)	Related Party Transactions

On April 7, 2014, Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley, entered into an agreement to demolish a radio tower that was leased to the Company for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring the Company to make monthly lease payments of approximately $3,000 per month to BFT was canceled and the Company forgave indebtedness of $0.3 million associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee. The $0.3 million loss on the notes receivable was reported in other income (expense), net during the second quarter of 2014.

On April 4, 2014, the Company contributed an additional $104,167 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by George G. Beasley, for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control. Therefore, the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment, net of taxes, to additional paid-in capital. The Company did not retrospectively adjust the statement of comprehensive income for the three and nine months ended September 30, 2013 to furnish comparative information for the period under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to the period presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

(10)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.8 million as of September 30, 2014, compared with a fair value of $1.7 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.3 million as of December 31, 2013, compared with a fair value of $2.2 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $99.0 million as of September 30, 2014 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $106.9 million as of December 31, 2013 and approximated fair value based on market rates at that time.

(11)	Discontinued Operations

On October 1, 2014, the Company entered into an asset exchange agreement with CBS Radio under which the Company agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC currently owned and operated by CBS Radio. The proposed asset exchange will substantially broaden and diversify the Company’s local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to the Company’s ongoing operations, while also presenting financial and operating synergies with the Company’s ongoing station portfolio and digital operations. The transaction is being structured as a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. No assurance can be given, however, that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. The proposed asset exchange, which is expected to close in the fourth quarter of 2014, is subject to approval by the Federal Communications Commission, the expiration of the applicable Hart-Scott-Rodino waiting period and other customary closing conditions.

The assets of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM, to be exchanged under the asset exchange agreement, have been classified as held for sale.

A summary of assets held for sale as of December 31, 2013 and September 30, 2014 is as follows:

	December 31, 2013	September 30, 2014
Property and equipment, net	$3,329,535	$3,209,416
FCC broadcasting licenses	77,213,134	77,213,134
Goodwill	6,567,054	6,567,054

	$87,109,723	$86,989,604

Upon completion of the transaction, the Company will have significantly decreased operations in the Philadelphia, PA radio market and will no longer have any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the three and nine months ended September 30, 2013 and 2014.

A summary of discontinued operations is as follows:

	Three months ended September 30,
	2013	2014
Net revenue	$12,223,198	$11,502,333

Station operating expenses	7,249,851	7,344,422
Depreciation and amortization	139,922	141,668
Other (income) expense, net	(2,128)	—

Income from discontinued operations before income taxes	4,835,553	4,016,243
Income tax expense	1,860,153	1,549,715

Income from discontinued operations	$2,975,400	$2,466,528

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30,
	2013	2014
Net revenue	$36,547,980	$34,500,964

Station operating expenses	22,260,808	22,168,457
Depreciation and amortization	421,988	421,011
Other (income) expense, net	(8,039)	330,416

Income from discontinued operations before income taxes	13,873,223	11,581,080
Income tax expense	5,330,942	5,255,852

Income from discontinued operations	$8,542,281	$6,325,228

A summary of operating and investing cash flows of discontinued operations is as follows:

	Nine months ended September 30,
	2013	2014
Cash flows from operating activities:
Income from discontinued operations	$8,542,281	$6,325,228

Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
Provision for bad debts	214,239	108,994
Depreciation and amortization	421,988	421,011
Loss on notes receivable from related party	—	332,034
Change in operating assets and liabilities
Accounts receivable	(116,034)	(263,602)
Prepaid expenses	(130,795)	33,579
Other assets	45,086	(100,084)
Accounts payable	(353,375)	(287,269)
Other liabilities	4,849,784	4,723,219
Other operating activities	(13,253,784)	(12,456,661)

Net cash provided by (used in) operating activities	$219,390	$(1,163,551)

Cash flows from investing activities:
Capital expenditures	$(182,857)	$(300,892)
Repayment of notes receivable from related parties	21,159	11,003

Net cash used in investing activities	$(161,698)	$(289,889)

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

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We currently own and operate 44 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Miami-Fort Lauderdale, FL, Philadelphia, PA, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We also operate one radio station in the expanded AM band in Augusta, GA. Upon closing of the asset exchange agreement (see “Recent Developments – Discontinued Operations” elsewhere in this Item) we will own and operate 53 radio stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

Discontinued Operations. On October 1, 2014, we entered into an asset exchange agreement with CBS Radio under which we agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC currently owned and operated by CBS Radio. The proposed asset exchange will substantially broaden and diversify our local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to our ongoing operations, while also presenting financial and operating synergies with our ongoing station portfolio and digital operations. The transaction is being structured as a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. No assurance can be given, however, that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. The proposed asset exchange, which is expected to close in the fourth quarter of 2014, is subject to approval by the Federal Communications Commission, the expiration of the applicable Hart-Scott-Rodino waiting period, and other customary closing conditions.

The assets of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM, to be exchanged under the asset exchange agreement, have been classified as held for sale.

A summary of assets held for sale as of December 31, 2013 and September 30, 2014 is as follows:

	December 31, 2013	September 30, 2014
Property and equipment, net	$3,329,535	$3,209,416
FCC broadcasting licenses	77,213,134	77,213,134
Goodwill	6,567,054	6,567,054

	$87,109,723	$86,989,604

Upon completion of the transaction, we will have significantly decreased operations in the Philadelphia, PA radio market and will no longer have any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the three and nine months ended September 30, 2013 and 2014.

A summary of discontinued operations is as follows:

	Three months ended September 30,
	2013	2014
Net revenue	$12,223,198	$11,502,333

Station operating expenses	7,249,851	7,344,422
Depreciation and amortization	139,922	141,668
Other (income) expense, net	(2,128)	—

Income from discontinued operations before income taxes	4,835,553	4,016,243
Income tax expense	1,860,153	1,549,715

Income from discontinued operations	$2,975,400	$2,466,528

	Nine months ended September 30,
	2013	2014
Net revenue	$36,547,980	$34,500,964

Station operating expenses	22,260,808	22,168,457
Depreciation and amortization	421,988	421,011
Other (income) expense, net	(8,039)	330,416

Income from discontinued operations before income taxes	13,873,223	11,581,080
Income tax expense	5,330,942	5,255,852

Income from discontinued operations	$8,542,281	$6,325,228

The proposed asset exchange is expected to close in the fourth quarter of 2014 and we do not expect the results of discontinued operations to be materially impacted by the proposed asset exchange during the period through closing. Also, we do not expect the proposed asset exchange to have a material impact of our liquidity, financial condition or results of continuing operations during the period through closing. We expect to realize a gain on exchange of radio stations of approximately $63.0 million upon closing of the asset exchange. We also expect to incur transaction costs of approximately $2.0 million as a result of the asset exchange.

Dividends. On August 24, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 10, 2014, to stockholders of record on September 30, 2014. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

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

Our critical accounting estimates are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the third quarter of 2014.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2013 and 2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended September 30,		Change
	2013	2014	$	%
Net revenue	$13,726,904	$13,047,411	$(679,493)	(5.0)%
Station operating expenses	9,256,297	9,421,385	165,088	1.8
Corporate general and administrative expenses	2,157,138	2,194,584	37,446	1.7
Interest expense	1,337,605	1,080,812	(256,793)	(19.2)
Income tax expense	191,868	119,868	(72,000)	(37.5)
Income from discontinued operations (net of income taxes)	2,975,400	2,466,528	(508,872)	(17.1)
Net income	3,186,891	2,458,810	(728,081)	(22.8)

Net Revenue. Net revenue from continuing operations decreased $0.7 million during the three months ended September 30, 2014. Significant factors affecting net revenue included a $0.4 million decrease in advertising revenue from our Wilmington market cluster, and a $0.3 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue was comparable to the same period in 2013 at our remaining market clusters, however net revenue from our Las Vegas market cluster for the three months ended September 30, 2014 included $0.3 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses from continuing operations increased $0.2 million during the three months ended September 30, 2014. Significant factors affecting station operating expenses included a $0.4 million increase at our Las Vegas market cluster, which included a $0.3 million increase in station operating expenses from KVGS-FM. Station operating expenses were comparable to the same period in 2013 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended September 30, 2014 were comparable to the same period in 2013.

Interest Expense. The $0.3 million decrease in interest expense during the three months ended September 30, 2014 was primarily due to a decrease in long-term debt outstanding.

Income Tax Expense. Our effective tax rate for continuing and discontinued operations combined was approximately 40% for the three months ended September 30, 2014 which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate for continuing and discontinued operations combined was approximately 39% for the three months ended September 30, 2013 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the three months ended September 30, 2014 (see “Recent Developments – Discontinued Operations” elsewhere in this Item).

Net Income. Net income during the three months ended September 30, 2014 decreased $0.7 million as a result of the factors described above.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2013 and 2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,		Change
	2013	2014	$	%
Net revenue	$41,070,224	$40,143,834	$(926,390)	(2.3)%
Station operating expenses	27,721,668	28,089,890	368,222	1.3
Corporate general and administrative expenses	6,380,716	6,812,207	431,491	6.8
Interest expense	5,711,729	3,404,616	(2,307,113)	(40.4)
Loss on extinguishment of long-term debt	1,260,784	30,569	(1,230,215)	(97.6)
Income tax expense (benefit)	(733,721)	834,353	1,568,074	213.7
Income from discontinued operations (net of income taxes)	8,542,281	6,325,228	(2,217,053)	(26.0)
Net income	7,965,347	6,162,971	(1,802,376)	(22.6)

Net Revenue. Net revenue from continuing operations decreased $0.9 million during the nine months ended September 30, 2014. Significant factors affecting net revenue included a $0.7 million increase in other revenue from a logo agreement, a $0.9 million decrease in advertising revenue from our Wilmington market cluster, and a $0.7 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue was comparable to the same period in 2013 at our remaining market clusters, however net revenue from our Las Vegas market cluster for the nine months ended September 30, 2014 included $1.4 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses from continuing operations during the nine months ended September 30, 2014 were comparable to the same period in 2013. However, station operating expenses increased $0.8 million at our Las Vegas market cluster including $1.1 million in additional station operating expenses from KVGS-FM. Station operating expenses were comparable to the same period in 2013 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.4 million increase in corporate general and administrative expenses during the nine months ended September 30, 2014 was primarily due to an increase in stock-based compensation expense.

Interest Expense. Interest expense decreased $2.3 million during the nine months ended September 30, 2014. Significant factors affecting interest expense included a $1.0 million fee paid in connection with the prepayment of the second lien facility in the second quarter of 2013 and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $31,000 during the nine months ended September 30, 2014. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the nine months ended September 30, 2013.

Income Tax Expense. Our effective tax rate for continuing and discontinued operations combined was approximately 50% for the nine months ended September 30, 2014 which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2014 also reflects a $1.4 million increase from a change to our federal tax rate based on a projected increase in taxable income for 2014 and a $0.3 million decrease from a change to our effective state tax rate. We evaluated our taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the nine months ended September 30, 2014. Our effective tax rate for continuing and discontinued operations combined was approximately 37% for the nine months ended September 30, 2013 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2013 also reflects a $0.3 million decrease from a change to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the nine months ended September 30, 2014 (see “Recent Developments – Discontinued Operations” elsewhere in this Item).

Net Income. Net income during the nine months ended September 30, 2014 decreased $1.8 million as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit loan. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations. We do not expect the asset exchange agreement with CBS Radio to have a material impact of our liquidity, financial condition or results of operations prior to the date on which the assets are transferred to CBS Radio.

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.4 million to repurchase 42,296 shares during the nine months ended September 30, 2014.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. The aggregate amount increases to $10.0 million in any year that our consolidated total debt is less than three times our consolidated operating cash flow. We paid cash dividends of $3.1 million during the nine months ended September 30, 2014. On August 24, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 10, 2014, to stockholders of record on September 30, 2014.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2013 and 2014 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2013	2014
Net cash provided by operating activities	$14,047,435	$13,162,883
Net cash used in investing activities	(5,965,856)	(2,588,403)
Net cash used in financing activities	(7,252,496)	(11,652,292)

Net increase (decrease) in cash and cash equivalents	$829,083	$(1,077,812)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $0.9 million during the nine months ended September 30, 2014. Significant factors affecting net cash provided by operating activities included a $2.2 million decrease in interest payments, a $1.9 million increase in cash paid for station operating expenses, a $2.0 million decrease in cash receipts from sales, and a $0.4 million decrease in income tax payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2014 included payments of $2.6 million for capital expenditures. Net cash used in investing activities for the same period in 2013 included a payment of $4.0 million for the acquisition of KVGS-FM in Las Vegas, NV and payments of $2.1 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2014 included repayments of $7.9 million under our credit facility, payments of $3.1 million for cash dividends, payments of $0.4 million for loan fees related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2013 included repayments of $6.5 million under our credit facility and payments of $0.6 million for loan fees related to the amended first lien credit agreement.

Credit Facility. On June 17, 2014, we amended our credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends we may pay per year and eliminated mandatory prepayments of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. In addition, we repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash of hand. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $31,000 during the nine months ended September 30, 2014.

As of September 30, 2014, the credit facility consisted of a term loan with a remaining balance of $99.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2014, we had $20.0 million in remaining commitments available under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of September 30, 2014 and matures on August 9, 2019.

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

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $99.0 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2014, the next four years, and thereafter are as follows:

2014	$—
2015	4,390,625
2016	6,390,626
2017	7,668,752
2018	8,946,876
Thereafter	71,574,996

Total	$98,971,875

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2014, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.20 times, and our interest coverage ratio was 6.30 times.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors presented below are added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

Our entry into an asset exchange agreement with CBS Radio may have adverse impacts and the asset exchange may not be consummated.

On October 1, 2014, we entered into an asset exchange agreement with CBS Radio. Consummation of the asset exchange agreement is subject to customary closing conditions, including approval by the Federal Communications Commission, and the expiration or termination of the waiting period applicable to the consummation of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the transaction as provided for under the asset exchange agreement, or at all. We face risks and uncertainties due both to the pendency of the asset exchange as well as the potential failure to consummate the asset exchange, including:

•	We may not realize any or all of the potential benefits of the asset exchange and the financial and operating synergies we expect to achieve as a result of the asset exchange may not occur;

•	We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the asset exchange, even if it is not consummated; and

•	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our stock price, business and cash flows, results of operations and financial position.

We may not be able to successfully integrate our existing station portfolio with the stations to be acquired in the asset exchange with CBS Radio in a timely fashion or at all, and may encounter significant unexpected difficulties in achieving expected financial and operating synergies with our existing station portfolio.

Following completion of the asset exchange, our ability to fully realize the anticipated benefits of the asset exchange will depend, to a large extent, on our ability to integrate the newly acquired stations, which could be a complex, costly and time-consuming process. The integration may result in unanticipated problems, expenses, liabilities, expenditure of resources and distraction of management and personnel. The difficulties of integrating the new radio stations could include:

•	We may devote significant resources to integration;

•	We may not be able to achieve anticipated financial and operating synergies;

•	We may have difficulties integrating financial accounting systems, internal controls and standards, procedures and policies;

•	We may have difficulties integrating employee benefit plans;

•	We may be unable to retain key personnel at the newly acquired stations; and

•	We may have difficulties integrating the corporate cultures and management philosophies of the new radio stations while assimilating employees.

Therefore, there can be no assurance that the combination of our ongoing station portfolio with the stations to be acquired from CBS Radio will result in the realization of the full benefits anticipated from the asset exchange.

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2014	—	—	—	$—
August 1 – 31, 2014	—	—	—	—
September 1 – 30, 2014	1,875	$6.11	—	—

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended September 30, 2014, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1	Asset Exchange Agreement dated October 1, 2014. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed October 3, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: October 31, 2014	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: October 31, 2014	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)