Form 10-K
period 2014-12-31
BEASLEY BROADCAST GROUP INC
filed 2015-03-18
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $29,103,003 based on the number of shares outstanding as of such date and the closing price of $6.35 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 6,440,092 Shares Outstanding as of March 9, 2015

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of March 9, 2015

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2014

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 53 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster. Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

Recent Developments

On December 1, 2014, we completed an asset exchange with CBS Radio under which we agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL previously owned and operated by the Company for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC previously owned and operated by CBS Radio. The asset exchange substantially broadened and diversified our local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to our ongoing operations, while also presenting financial and operating synergies with our ongoing station portfolio and digital operations. The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $140.0 million. We recorded a gain on exchange of radio stations of $54.3 million and incurred transaction costs of $1.3 million. The operations of the acquired radio station have been included in our results of operations since the acquisition date.

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Finally, we will consider opportunities to swap existing radio stations with other radio station owners in new or existing markets. Current FCC rules and regulations do not permit us to add any more radio stations to our existing cluster in the Augusta, GA radio market.

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

The FCC has the power to impose penalties for violations of its rules that are implemented pursuant to the Communications Act of 1934 (“Communications Act”), as amended, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

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

FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed. The most recent renewal cycle started in June 2011, and concluded in April 2014. Our timely-filed renewal application for WSFL-FM in the Greenville-New Bern-Jacksonville, NC market has not been granted by the FCC. Pursuant to FCC rules, our broadcast license for this station remains in effect pending processing by the FCC of its timely-filed renewal application. We have no reason to believe that the license will not be renewed, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

The FCC also permits FM radio stations to operate FM translator and FM booster stations. These are low power secondary stations that retransmit the programming of a radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. Boosters operate on the same frequency as the station being retransmitted and translators operate on a different frequency. The FCC recently authorized the use of FM translators to retransmit the signals of AM stations.

The FCC recently issued a rulemaking proposing certain technical changes intended to improve AM service. The rulemaking also proposed to open a filing window for applications for new FM translators that would be restricted only to licensees of AM stations. The rulemaking remains pending.

The FCC has adopted rules establishing a low power radio service. Low power FM stations operate in the existing FM radio band with a maximum operating power of 100 watts. FCC regulations regarding eligibility for and licensing of low power FM radio stations have expanded licensing opportunities for low power FM radio stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued, although it has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

For stations located in a market in which the Nielsen Audio ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Kelsey reports assign the affected radio stations. For stations that are not in a Nielsen Audio market, the market definition is based on technical service areas, pending a further FCC rulemaking. The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited.

Radio-Television Cross-Ownership Rule. The radio-television cross-ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and up to seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same-market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In acting upon such requests, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In December 2011, the FCC issued a Notice of Proposed Rulemaking with respect to its 2010 quadrennial review. In April 2014, the FCC issued an order concluding that Joint Sales Agreements between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time, but did not address any other changes in the multiple ownership rules that had been proposed. The FCC issued a Further Notice of Proposed Rulemaking to initiate its 2014 quadrennial review of the multiple ownership rules, and directed that the record from the 2010 quadrennial review — which proposed changes to the newspaper-broadcast cross-ownership rule and the elimination of the radio-television cross-ownership rule — be incorporated as part of the 2014 review.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although there are pending rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file which is generally located at a station’s main studio. In December 2014, the FCC issued a rulemaking proposing to require radio stations’ public inspection files to be hosted on an FCC-maintained website, as is required for television station public files. If this change is adopted, the materials in our stations’ public files would become more widely accessible. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

Proposed and Recent Changes. Congress and the FCC are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	increases in the royalties paid by radio stations with respect to internet streaming;

•	changes in laws with respect to foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•

proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of new studios, and to provide staffing on a 24 hour per day basis; and

•

proposals in legislation to strengthen protections against online infringement of intellectual property that would impose criminal penalties on content providers, including broadcasters, that fail to comply with legal requirements to file reports regarding internet streaming in a timely manner.

In 2011, the FCC launched an inquiry which proposes that television stations use a standardized issues/programming form, and has indicated that if the proposal is adopted it would consider requiring the use of the same or a similar form by radio stations. This form requests detailed information concerning what steps a station undertook to determine the issues of concern within its local market, and the amount and nature of news and public service programming which was presented to address those issues.

The FCC has also adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. In May 2014, the FCC released an order establishing general rules for the auctions. Several petitions for reconsideration of these rules were filed and remain pending. The FCC has also released several rulemaking proposals regarding specific rules and procedures that will be followed during the incentive auction process, and the incentive auction rulemaking process remains ongoing. Certain aspects of the FCC’s proposed incentive auction process have been challenged by the National Association of Broadcasters and one broadcast company in a lawsuit that is pending in the Court of Appeals for the D.C. Circuit. The parties have requested that the court’s consideration of the appeal be handled on an expedited basis. The FCC must complete the incentive auctions by September 30, 2022, and has announced that as of now it intends to conduct the auctions in early 2016.

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

HD Radio

The FCC selected In-Band On-Channel technology as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology, developed by iBiquity Digital Corporation (“iBiquity”), is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of March 9, 2015, we had a staff of 490 full-time employees and 317 part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

We may not be able to successfully integrate our existing station portfolio with the stations acquired in the asset exchange with CBS Radio in a timely fashion or at all, and may encounter significant unexpected difficulties in achieving expected financial and operating synergies with our existing station portfolio.

On December 1, 2014, we completed the asset exchange with CBS Radio. Our ability to fully realize the anticipated benefits of the asset exchange will depend, to a large extent, on our ability to integrate the newly acquired stations, which could be a complex, costly and time-consuming process. The integration may result in unanticipated problems, expenses, liabilities, expenditure of resources and distraction of management and personnel. The difficulties of integrating the new radio stations could include:

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

Therefore, there can be no assurance that the combination of our ongoing station portfolio with the stations acquired from CBS Radio will result in the realization of the full benefits anticipated from the asset exchange.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2014, we had long-term debt of $97.7 million and stockholders’ equity of $130.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

We intend to pay a regular quarterly cash dividend, however future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of any existing credit agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

We are dependent on federally-issued licenses to operate our radio stations and are subject to extensive federal regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Our timely-filed renewal application for WSFL-FM in the Greenville-New Bern-Jacksonville, NC market has not been granted by the FCC. Pursuant to FCC rules, our broadcast license for this station remains in effect pending processing by the FCC of the timely-filed renewal application. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

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

As of December 31, 2014, our FCC broadcasting licenses and goodwill represented 77.0% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and 14 radio stations located there. These radio stations contributed 36.4% of our net revenue in 2014. Although the 2014 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

The FCC’s Proposed Incentive Auctions may result in a loss of spectrum for broadcast stations and potentially adversely impact our ability to compete.

In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In May 2014, the FCC released an Order establishing general rules for the auctions. Several petitions for reconsideration of certain of the rules were filed and remain pending. In addition, the FCC has released rulemaking proposals seeking comment regarding specific rules and procedures that will apply to the incentive auctions. That rulemaking process remains ongoing. If successful, the incentive auction will make available more spectrum for use by wireless carriers, which may increase the competitive impact that wireless technologies pose to the radio broadcast industry. The FCC must complete the auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during early 2016.

At this time we cannot predict the outcome of the incentive auctions and repacking of broadcast television spectrum, or the impact such items will have on our business.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 82 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

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

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and Note 15 to the accompanying financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 9, 2015, we own or lease property for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	One radio station	Third party lease
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
	Land for radio station	Related party lease
Charlotte, NC	All radio stations in our Charlotte, NC market cluster	Third party lease
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	Two radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Related party lease
Las Vegas, NV	All radio stations in our Las Vegas, NV market cluster	Related party lease
New Bern, NC	Four radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Owned
Philadelphia, PA	Two radio stations in our Philadelphia, PA market cluster	Third party lease
Tampa, FL	All radio stations in our Tampa-Saint Petersburg, FL market cluster	Third party lease
Wilmington, DE	One radio station	Third party lease

The land in Augusta, GA is leased from GGB Augusta, LLC, which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley (our CEO).

The land in Camden, NJ is leased from Beasley Family Towers, LLC which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

The property in Estero, FL is leased from GGB Estero, LLC, which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

The property in Greenville, NC is leased from Beasley Broadcasting of Greenville, Inc., which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members.

The property in Las Vegas, NV is leased from GGB Las Vegas, LLC, which is controlled by George G. Beasley.

In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

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

Fiscal 2014	High	Low
First Quarter	$9.61	$8.65
Second Quarter	9.20	5.31
Third Quarter	7.48	5.18
Fourth Quarter	6.00	4.50

Fiscal 2013	High	Low
First Quarter	$6.90	$3.60
Second Quarter	9.14	5.06
Third Quarter	10.00	7.00
Fourth Quarter	9.47	7.20

Holders

As of March 9, 2015, there were approximately 121 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We paid no cash dividends in 2013 and cash dividends of $4.1 million in 2014. On December 5, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 9, 2015, to stockholders of record on December 31, 2014. We intend to pay quarterly cash dividends in 2015 however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. There were no shares repurchased during the three months ended December 31, 2014. We currently have no publicly announced share purchase programs.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	—	—	2,334,952
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	—		2,334,952

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 53 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On December 5, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 9, 2015, to stockholders of record on December 31, 2014. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On December 1, 2014, we completed an asset exchange with CBS Radio under which we agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL previously owned and operated by the Company for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC previously owned and operated by CBS Radio. The asset exchange substantially broadened and diversified our local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to our ongoing operations, while also presenting financial and operating synergies with our ongoing station portfolio and digital operations. The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $140.0 million. We recorded a gain on exchange of radio stations of $54.3 million and incurred transaction costs of $1.3 million. The operations of the acquired radio station have been included in our results of operations since the acquisition date.

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

FCC Broadcasting Licenses. As of December 31, 2014, FCC broadcasting licenses with an aggregate carrying amount of $234.3 million represented 74.2% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. In 2014, we elected to perform the quantitative impairment test for our licenses in all markets except Tampa and Charlotte which were acquired on December 1, 2014. The quantitative impairment test, performed as of November 30, 2014, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

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

As of November 30, 2014, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	1.1% - 2.9%
Market revenue shares at maturity	0.5% - 46.3%
Operating income margins at maturity	31.3% - 38.6%
Discount rate	9.5%

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

The carrying amount of FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$4,802,000	66.6%
Augusta, GA	6,068,000	84.5
Boston, MA	2,474,000	21.7
Fayetteville, NC	8,924,679	48.8
Fort Myers-Naples, FL	9,505,002	57.4
Greenville-New Bern-Jacksonville, NC	3,998,940	192.3
Las Vegas, NV	36,621,712	20.2
Philadelphia, PA	5,544,192	132.6
West Palm Beach-Boca Raton, FL	11,682,205	22.1
Wilmington, DE	19,496,000	18.6

As a result of the quantitative impairment test performed as of November 30, 2014, we recorded no impairment losses related to our FCC broadcasting licenses for these reporting units. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2014, goodwill with an aggregate carrying amount of $8.9 million represented 2.8% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

We assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2014 and determined that it was not more likely than not that the fair value of any of our reporting units was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units in 2014. No impairment losses related to our goodwill were recorded in 2014, however there can be no assurance that impairments of our goodwill will not occur in future periods.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2014. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

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

Asset Exchange. On December 1, 2014, we completed an asset exchange with CBS Radio under which we agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC previously owned and operated by CBS Radio. The asset exchange was accounted for as a business combination.

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available, such as radio towers, antenna systems, transmitter equipment, and studio equipment, were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, such as furniture, computer equipment, and vehicles, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost and market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the FCC broadcasting licenses was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	1.0% - 2.0%
Market revenue shares at maturity	0.6% - 30.8%
Operating income margins at maturity	30.6% - 38.3%
Discount rate	9.5%

Goodwill was equal to the difference between the purchase price and the values allocated to the tangible and intangible assets. The key factor contributing to the purchase price allocation resulting in the recognition of goodwill was the established workforce.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following summary table presents a comparison of our results of continuing operations for the years ended December 31, 2013 and 2014 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2013	2014	$	%
Net revenue	$56,097,960	$58,705,903	$2,607,943	4.6%
Station operating expenses	37,253,276	40,351,258	3,097,982	8.3
Corporate general and administrative expenses	8,624,395	8,923,117	298,722	3.5
Radio station exchange transaction costs	—	1,261,318	1,261,318	—
Employee termination expenses	—	458,585	458,585	—
Interest expense	7,081,801	4,375,129	(2,706,672)	(38.2)
Loss on extinguishment of long-term debt	1,260,784	30,569	(1,230,215)	(97.6)
Income tax expense (benefit)	(129,433)	514,275	643,708	497.3
Income from discontinued operations (net of income taxes)	11,300,613	39,033,382	27,732,769	245.4
Net income	11,546,263	39,999,367	28,453,104	246.4

Net Revenue. Net revenue from continuing operations increased $2.6 million during the year ended December 31, 2014. Significant factors affecting net revenue included $2.5 million in additional advertising revenue from our Charlotte market cluster and $1.6 million in additional advertising from our Tampa-Saint Petersburg market cluster, which were acquired on December 1, 2014, a $0.7 million increase in other revenue from a logo agreement, a $1.2 million decrease in advertising revenue from our Wilmington market cluster, and a $0.9 million decrease in advertising revenue from our Greenville-New Bern-Jacksonville market cluster. Net revenue for 2014 was comparable to net revenue for 2013 at our remaining market clusters, however net revenue from our Las Vegas market cluster for the year ended December 31, 2014 included $1.2 million in additional advertising revenue from KVGS-FM, which was acquired in the third quarter of 2013.

Station Operating Expenses. Station operating expenses from continuing operations increased $3.1 million during the year ended December 31, 2014. Significant factors affecting station operating expenses included $1.5 million in additional expenses from our Charlotte market cluster and $1.3 million in additional expenses from our Tampa-Saint Petersburg market cluster, and a $0.9 million increase at our Las Vegas market cluster which included a $1.2 million increase in station operating expenses from KVGS-FM. Station operating expenses for 2014 were comparable station operating expenses for 2013 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.3 million increase in corporate general and administrative expenses during the year ended December 31, 2014 was primarily due to an increase in stock-based compensation expense.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio, we incurred transaction costs of $1.3 million during the fourth quarter of 2014.

Employee Termination Expenses. In connection with the asset exchange with CBS Radio, we recorded employee termination expenses of $0.5 million during the fourth quarter of 2014.

Interest Expense. Interest expense decreased $2.7 million during the year ended December 31, 2014. Significant factors affecting interest expense included a $1.0 million fee paid in connection with the prepayment of the second lien facility in the second quarter of 2013 and a decrease in long-term debt outstanding.

Loss on Extinguishment of Long-Term Debt. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $31,000 during the year ended December 31, 2014. In connection with the amended first lien credit agreement and the prepayment of the second lien facility we recorded a loss on extinguishment of long-term debt of $1.3 million during the year ended December 31, 2013.

Income Tax Expense. Our effective tax rate for continuing and discontinued operations combined was approximately 43% for the year ended December 31, 2014 which differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2014 also reflects a $1.1 million increase from a change to our federal tax rate based on a projected increase in taxable income for 2014 and a $2.0 million decrease from changes to our effective state tax rate. We evaluated our taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the year ended December 31, 2014. Our effective tax rate for continuing and discontinued operations combined was approximately 38% for the year ended December 31, 2013 which differs from the federal statutory rate of 34% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2013 also reflects a $0.3 million decrease from a change to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the years ended December 31, 2013 and 2014. We recorded a $54.3 million gain on exchange of radio stations in discontinued operations during the fourth quarter of 2014.

Net Income. Net income during the year ended December 31, 2014 increased $28.5 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.4 million to repurchase 42,296 shares in 2014.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. We paid no cash dividends in 2013 and cash dividends of $4.1 million in 2014. On December 5, 2014, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 9, 2015, to stockholders of record on December 31, 2014.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2013 and 2014 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2013	2014
Net cash provided by operating activities	$19,913,684	$16,913,700
Net cash used in investing activities	(6,655,233)	(2,931,179)
Net cash used in financing activities	(10,620,086)	(14,022,093)

Net increase (decrease) in cash and cash equivalents	$2,638,365	$(39,572)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $3.0 million during the year ended December 31, 2014. Significant factors affecting net cash provided by operating activities included a $3.6 million decrease in cash receipts from the sale of advertising airtime, a $2.0 million increase in cash paid for station operating expenses, payments of $1.3 million for transaction costs related to the asset exchange with CBS Radio, payments of $0.5 million for employee termination expenses, a $2.6 million decrease in interest payments, and a $1.1 million decrease in income tax payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2014 included payments of $3.0 million for capital expenditures, and repayments of $0.4 million for notes receivable from related parties. Net cash used in investing activities for the same period in 2013 included a payment of $4.0 million for the acquisition of KVGS-FM in Las Vegas, NV, payments of $2.8 million for capital expenditures, and repayments of $0.4 million for notes receivable from related parties.

Net Cash Used In Financing Activities. Net cash used in financing activities during the year ended December 31, 2014 included repayments of $9.2 million under our credit facility, payments of $4.1 million for cash dividends, payments of $0.4 million for loan fees related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2013 included repayments of $9.9 million under our credit facility, and payments of $0.6 million for loan fees related to the amended first lien credit agreement.

Credit Facility. On June 17, 2014, we amended our credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends we may pay per year and eliminated mandatory prepayments of excess cash flow when our consolidated total debt is less than three times our consolidated operating cash flow. In addition, we repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash on hand. In connection with the amended credit agreement, we recorded a loss on extinguishment of long-term debt of approximately $31,000 during the second quarter of 2014.

As of December 31, 2014, the credit facility consisted of a term loan with a remaining balance of $97.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2014, we had $20.0 million in remaining commitments available under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of December 31, 2014 and matures on August 9, 2019.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not have exceeded 4.5 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.25 times for the period from January 1, 2015 through June 30, 2015, 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•

Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $97.7 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the next five years are as follows:

2015	3,112,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$97,693,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2014, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.11 times, and our interest coverage ratio was 7.02 times.

Related Party Transactions

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 12, 2013, and $104,167 on April 4, 2014 which maintained our ownership interest at approximately 20% of the outstanding units. We may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

We lease radio towers for two radio stations under separate lease agreements from Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the years ended December 31, 2014. The lease agreements were approved by our Audit Committee. We believe that these lease agreements are on terms at least as favorable to us as could have been obtained from a third party.

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was approximately $185,000 for the year ended December 31, 2014.

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 for the year ended December 31, 2014. The lease agreement was based on competitive bids from third parties and was reviewed by our Audit Committee. We believe that this lease agreement is on terms at least as favorable to us as could have been obtained from a third party.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. We sold these radio towers and related real estate assets primarily to focus on our core business of acquiring, developing and operating radio stations. On May 31, 2013, the interest rate on the notes receivable was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. As of December 31, 2014, the aggregate outstanding balance of the notes receivable was $1.7 million. Interest income on the notes receivable from BFT was approximately $50,000 for the year ended December 31, 2014.

We lease radio towers for 23 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $537,000 for the year ended December 31, 2014. On April 7, 2014, BFT entered into an agreement to demolish a radio tower that we leased for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring us to make monthly lease payments of approximately $3,000 per month to BFT was canceled and we forgave indebtedness of $0.3 million associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee.

We lease a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2024. Rental expense was approximately $31,000 for the year ended December 31, 2014.

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was approximately $176,000 for the year ended December 31, 2014.

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was approximately $174,000 for the year ended December 31, 2014.

As of December 31, 2014, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2015	$961,398
2016	933,967
2017	889,207
2018	900,883
2019	420,014
Thereafter	285,295

Total	$4,390,764

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Inflation

For the years ended December 31, 2013 and 2014, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

Naples, Florida

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index in Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 3 of the Notes to Consolidated Financial Statements, on December 1, 2014, the Company completed an asset exchange with CBS Radio under which the Company agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL previously owned and operated by the Company for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC previously owned and operated by CBS Radio Stations Inc. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

March 18, 2015

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,299,013	$14,259,441
Accounts receivable, less allowance for doubtful accounts of $499,865 in 2013 and $544,932 in 2014	17,195,453	17,637,686
Prepaid expenses	1,459,757	636,552
Deferred tax assets	374,660	220,316
Other current assets	2,522,797	2,784,210

Total current assets	35,851,680	35,538,205
Notes receivable from related parties	2,305,502	1,748,092
Property and equipment, net	16,807,242	28,254,202
FCC broadcasting licenses	108,961,730	234,328,330
Goodwill	7,062,310	8,857,516
Other intangibles, net	—	1,358,026
Assets held for sale	87,109,723	—
Other assets	6,110,702	5,882,818

Total assets	$264,208,889	$315,967,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250,000	$3,112,500
Accounts payable	1,675,130	1,120,434
Other current liabilities	8,391,168	9,794,234

Total current liabilities	14,316,298	14,027,168
Long-term debt, net of current portion	102,625,000	94,581,250
Deferred tax liabilities	52,771,252	75,996,813
Other long-term liabilities	870,245	819,670

Total liabilities	170,582,795	185,424,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,073,940 issued and 6,285,332 outstanding in 2013; 9,275,746 issued and 6,444,842 outstanding in 2014	9,074	9,276
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2013 and 2014	16,662	16,662
Additional paid-in capital	117,130,362	118,535,400
Treasury stock, Class A common stock; 2,788,608 shares in 2013; 2,830,904 shares in 2014	(14,729,984)	(15,107,464)
Retained earnings (accumulated deficit)	(8,824,642)	27,066,481
Accumulated other comprehensive income	24,622	21,933

Total stockholders’ equity	93,626,094	130,542,288

Total liabilities and stockholders’ equity	$264,208,889	$315,967,189

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013	Year Ended December 31, 2014
Net revenue	$56,097,960	$58,705,903

Operating expenses:
Station operating expenses (including stock-based compensation of $21,371 in 2013 and $101,362 in 2014 and excluding depreciation and amortization shown separately below)	37,253,276	40,351,258
Corporate general and administrative expenses (including stock-based compensation of $671,724 in 2013 and $1,216,540 in 2014)	8,624,395	8,923,117
Radio station exchange transaction costs	—	1,261,318
Employee termination expenses	—	458,585
Other operating expenses	185,916	—
Depreciation and amortization	1,656,015	2,151,949

Total operating expenses	47,719,602	53,146,227

Operating income	8,378,358	5,559,676
Non-operating income (expense):
Interest expense	(7,081,801)	(4,375,129)
Loss on extinguishment of long-term debt	(1,260,784)	(30,569)
Other income (expense), net	80,444	326,282

Income from continuing operations before income taxes	116,217	1,480,260
Income tax expense (benefit)	(129,433)	514,275

Income from continuing operations	245,650	965,985
Income from discontinued operations (net of income taxes)	11,300,613	39,033,382

Net income	11,546,263	39,999,367
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $6,396 in 2013 and income tax benefit of $1,770 in 2014)	10,436	(2,689)

Comprehensive income	$11,556,699	$39,996,678

Basic net income per share:
Continuing operations	$0.01	$0.04
Discontinued operations	$0.50	$1.71
Net income per share	$0.51	$1.75
Diluted net income per share:
Continuing operations	$0.01	$0.04
Discontinued operations	$0.50	$1.70
Net income per share	$0.51	$1.74
Dividends declared per common share	$0.045	$0.18
Weighted average shares outstanding:
Basic	22,735,774	22,811,825
Diluted	22,838,209	22,944,815

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2013	8,897,440	$8,897	16,662,743	$16,662	$116,896,411	(2,752,245)	$(14,539,533)	$(19,347,366)	$14,186	$83,049,257
Stock-based compensation	176,500	177	—	—	692,918	—	—	—	—	693,095
Adjustment from related party acquisition	—	—	—	—	(521,383)	—	—	—	—	(521,383)
Tax benefit from vesting of restricted stock	—	—	—	—	62,416	—	—	—	—	62,416
Purchase of treasury stock	—	—	—	—	—	(36,363)	(190,451)	—	—	(190,451)
Net income	—	—	—	—	—	—	—	11,546,263	—	11,546,263
Cash dividends, $0.045 per common share	—	—	—	—	—	—	—	(1,023,539)	—	(1,023,539)
Other comprehensive income	—	—	—	—	—	—	—	—	10,436	10,436

Balances as of December 31, 2013	9,073,940	9,074	16,662,743	16,662	117,130,362	(2,788,608)	(14,729,984)	(8,824,642)	24,622	93,626,094
Stock-based compensation	201,806	202	—	—	1,317,700	—	—	—	—	1,317,902
Adjustment from related party acquisition	—	—	—	—	(1,282)	—	—	—	—	(1,282)
Tax benefit from vesting of restricted stock	—	—	—	—	88,620	—	—	—	—	88,620
Purchase of treasury stock	—	—	—	—	—	(42,296)	(377,480)	—	—	(377,480)
Net income	—	—	—	—	—	—	—	39,999,367	—	39,999,367
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,108,244)	—	(4,108,244)
Other comprehensive income	—	—	—	—	—	—	—	—	(2,689)	(2,689)

Balances as of December 31, 2014	9,275,746	$9,276	16,662,743	$16,662	$118,535,400	(2,830,904)	$(15,107,464)	$27,066,481	$21,933	$130,542,288

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2014
Cash flows from operating activities:
Net income	$11,546,263	$39,999,367
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	693,095	1,317,902
Provision for bad debts	801,619	589,270
Depreciation and amortization	2,220,641	2,525,951
Gain on exchange of radio stations	—	(54,306,974)
Amortization of loan fees	463,711	369,922
Loss on notes receivable from related party	—	332,034
Loss on extinguishment of long-term debt	1,260,784	30,569
Deferred income taxes	3,663,938	24,344,571
Change in operating assets and liabilities:
Accounts receivable	178,353	(1,031,503)
Prepaid expenses	(496,080)	801,275
Other assets	106,511	(629,967)
Accounts payable	518,724	(554,696)
Other liabilities	(788,689)	3,308,014
Other operating activities	(255,186)	(182,035)

Net cash provided by operating activities	19,913,684	16,913,700

Cash flows from investing activities:
Capital expenditures	(2,785,477)	(3,047,388)
Payment for acquisitions of radio stations	(4,000,000)	—
Payments for translator licenses	(116,154)	(155,000)
Payments for investments	(104,167)	(104,167)
Repayment of notes receivable from related parties	350,565	375,376

Net cash used in investing activities	(6,655,233)	(2,931,179)

Cash flows from financing activities:
Principal payments on indebtedness	(9,875,000)	(9,181,250)
Payments of loan fees	(617,051)	(447,828)
Tax benefit from vesting of restricted stock	62,416	88,620
Dividends paid	—	(4,104,155)
Payments for treasury stock	(190,451)	(377,480)

Net cash used in financing activities	(10,620,086)	(14,022,093)

Net increase (decrease) in cash and cash equivalents	2,638,365	(39,572)
Cash and cash equivalents at beginning of period	11,660,648	14,299,013

Cash and cash equivalents at end of period	$14,299,013	$14,259,441

Cash paid for interest	$6,618,090	$4,005,207

Cash paid for income taxes	$3,827,545	$2,709,995

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$160,110	$59,991

Property and equipment acquired through a logo agreement	$—	$179,980

Dividends declared but unpaid	$1,023,539	$1,027,628

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 53 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) fair values used for testing FCC broadcasting licenses and goodwill for impairment; (ii) future cash flows used for testing recoverability of property and equipment; (iii) the amount of allowance for doubtful accounts; (iv) the realization of deferred tax assets, and (v) the fair value of assets exchanged with CBS Radio. Actual results and outcomes may differ from management’s estimates and assumptions.

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

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2013 and 2014. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 5.3 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014.

Other Intangibles

Other intangibles include acquired advertising contracts and advertiser relationships and are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investment

Other assets include a noncontrolling interest in Quu, Inc. which is accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investment is not estimated, as it is impracticable to do so. As of December 31, 2013 and 2014, the carrying value of the investment in Quu, Inc. is $0.9 million.

Loan Fees

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded. Trade sales revenue was $4.3 million and $3.7 million for the years ended December 31, 2013 and 2014, respectively. Trade sales expenses were $4.0 million and $3.9 million for the years ended December 31, 2013 and 2014, respectively.

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

The radio stations located in Miami-Ft. Lauderdale, FL and Philadelphia, PA contributed 47.9% and 43.5% of the Company’s net revenue in 2013 and 2014, respectively. After completion of the asset exchange with CBS Radio, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market.

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

The guidance also requires additional disclosures about discontinued operations. The new guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance in the third quarter of 2014. See Note 3 for discontinued operations reported under the new guidance.

(3)	Acquisitions and Dispositions

On December 1, 2014, the Company completed an asset exchange with CBS Radio under which the Company agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL previously owned and operated by the Company for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in Charlotte, NC previously owned and operated by CBS Radio. The asset exchange substantially broadened and diversified the Company’s local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to the Company’s ongoing operations, while also presenting financial and operating synergies with the Company’s ongoing station portfolio and digital operations.

The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $140.0 million. The Company recorded a gain on exchange of radio stations of $54.3 million and incurred transaction costs of $1.3 million.

The asset allocation is summarized as follows:

Property and equipment	$10,517,045
FCC broadcasting licenses	125,211,600
Goodwill	2,763,843
Other intangibles	1,507,512

Fair value of assets received	140,000,000
Carrying amount of assets and liabilities of exchanged radio stations	(85,693,026)

Gain on exchange of radio stations	$54,306,974

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available, such as radio towers, antenna systems, transmitter equipment, and studio equipment, were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, such as furniture, computer equipment, and vehicles, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options.

The fair value of the FCC broadcasting licenses was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	1.0% - 2.0%
Market revenue shares at maturity	0.6% - 30.8%
Operating income margins at maturity	30.6% - 38.3%
Discount rate	9.5%

Goodwill was equal to the difference between the purchase price and the values allocated to the tangible and intangible assets. The key factor contributing to the purchase price allocation resulting in the recognition of goodwill was the established workforce. Goodwill from the asset exchange is reported net of a deferred tax asset of $1.0 million in the accompanying consolidated balance sheet as of December 31, 2014. The $2.8 million allocated to goodwill is deductible for tax purposes.

Other intangibles are amortized over their respective estimated useful lives and include advertiser relationships of $1.1 million with an estimated useful life of 7 years and acquired advertising contracts of $0.4 million with an estimated useful life of 3 months.

Net revenue of $4.1 million and operating expenses of $2.8 million from the acquired radio stations has been included in the Company’s results of operations since the acquisition date.

The following pro forma information assumes that the asset exchange had occurred on January 1, 2013. This pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the asset exchange actually been completed on January 1, 2013 or of results that may occur in the future.

	Year ended December 31,
	2013	2014
Net revenue	$114,393,675	$112,173,985
Operating income	22,498,166	19,589,159
Net income	8,949,099	9,501,522
Basic net income per share	0.39	0.42
Diluted net income per share	0.39	0.41

Discontinued Operations

After completion of the asset exchange, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the years ended December 31, 2013 and 2014.

A summary of discontinued operations is as follows:

	Year ended December 31,
	2013	2014
Net revenue	$48,807,760	$42,621,758

Station operating expenses	29,790,863	27,732,682
Employee termination expenses	—	62,500
Depreciation and amortization	564,626	374,002
Gain on exchange of radio stations	—	(54,306,974)
Other (income) expense, net	(9,314)	330,416

Income from discontinued operations before income taxes	18,461,585	68,429,132
Income tax expense	7,160,972	29,395,750

Income from discontinued operations	$11,300,613	$39,033,382

A summary of operating and investing cash flows of discontinued operations is as follows:

	Year ended December 31,
	2013	2014
Cash flows from operating activities:
Income from discontinued operations	$11,300,613	$39,033,382

Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
Provision for bad debts	271,294	171,414
Depreciation and amortization	564,626	374,002
Gain on exchange of radio stations	—	(54,306,974)
Loss on notes receivable from related party	—	332,034
Change in operating assets and liabilities
Accounts receivable	428,448	2,432,650
Prepaid expenses	29,697	732,113
Other assets	(46,534)	(846,870)
Accounts payable	(161,728)	(119,044)
Other liabilities	7,075,345	27,766,919
Other operating activities	(17,954,765)	(15,760,304)

Net cash provided by (used in) operating activities	$1,506,996	$(190,678)

Cash flows from investing activities:
Capital expenditures	$(267,222)	$(324,847)
Repayment of notes receivable from related parties	29,349	11,003

Net cash used in investing activities	$(237,873)	$(313,844)

The assets of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been classified as held for sale as of December 31, 2013.

A summary of assets held for sale as of December 31, 2013 is as follows:

Property and equipment, net	$3,329,535
FCC broadcasting licenses	77,213,134
Goodwill	6,567,054

$87,109,723

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives
	2013	2014	(years)
Land, buildings and improvements	$14,563,378	$18,765,200	15-30
Broadcast equipment	16,808,510	23,477,103	5-15
Transportation equipment	1,186,730	1,159,516	5
Office equipment	2,242,670	2,952,183	5-10
Construction in progress	484,465	1,297,426	—

	35,285,753	47,651,428
Less accumulated depreciation and amortization	(18,478,511)	(19,397,226)

	$16,807,242	$28,254,202

The Company recorded depreciation and amortization expense of $2.2 million and $2.4 million for the years ended December 31, 2013 and 2014, respectively.

(5)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2013 and 2014 are as follows:

Balance as of January 1, 2013	$106,038,594
Acquisitions of translator licenses	116,154
Acquisition of KVGS-FM (see Note 15)	2,806,982

Balance as of December 31, 2013	108,961,730
Acquisitions of translator licenses	155,000
FCC broadcasting licenses received from asset exchange (see Note 3)	125,211,600

Balance as of December 31, 2014	$234,328,330

FCC broadcasting licenses related to the radio stations transferred to CBS Radio under the asset exchange were reported in assets held for sale as of December 31, 2013.

On January 11, 2013, the Company completed the acquisition of two translator licenses from Reach Communications, Inc. for $30,000. The translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Fort Myers-Naples, FL on the FM band over an expanded area of coverage. On October 4, 2013, the Company completed the acquisition of two FM translator licenses from Connor Media, Inc. for $86,154. The translator licenses allow the Company to rebroadcast the programming of two of its radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage.

On February 14, 2014, the Company completed the acquisition of one FM translator license from Starboard Media Foundation, Inc. for $15,000, and on March 1, 2014, the Company placed in service one FM translator license acquired from CTC Media Group for $65,000. These translator licenses allow the Company to rebroadcast the programming of two of its radio stations in Greenville-New Bern-Jacksonville, NC on the FM band over an expanded area of coverage. On May 1, 2014, the Company completed the acquisition of one FM translator license from Eastern Airwaves, LLC for $75,000. This translator license allows the Company to rebroadcast the programming of one of its radio stations in Fayetteville, NC on the FM band over an expanded area of coverage.

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(6)	Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2013. The change in the carrying amount of goodwill for the year ended December 31, 2014 is as follows:

Balance as of January 1, 2014	$7,062,310
Goodwill from asset exchange (see Note 3)	1,795,206

Balance as of December 31, 2014	$8,857,516

Goodwill related to the asset exchange with CBS Radio was recorded net of deferred taxes of $1.0 million as of the acquisition date of December 1, 2014. Goodwill related to the radio stations transferred to CBS Radio under the asset exchange was reported in assets held for sale as of December 31, 2013.

(7)	Other Intangibles

Other intangibles were acquired on December 1, 2014 and are comprised of the following:

Acquired advertising contracts	$409,233
Advertiser relationships	1,098,279

1,507,512
Less accumulated amortization	(149,486)

$1,358,026

The Company recorded amortization expense of $0.1 million for the year ended December 31, 2014. The remaining amortization period for acquired advertising contracts is 2 months and for advertiser relationships is 6 years. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2015	$813,788
2016	276,832
2017	140,677
2018	71,648
2019	36,309
Thereafter	18,772

Total	$1,358,026

(8)	Derivative Financial Instruments

The Company was a party to two interest rate cap agreements which limited its cost of variable rate debt on a portion of its term loans. The interest rate cap agreements had an aggregate notional amount of $57.5 million and capped LIBOR at 1% on an equivalent amount of the Company’s term loans. The interest rate cap agreements expired in the third quarter of 2014. The interest rate caps were not designated as hedging instruments. The fair values of the interest rate caps were determined using observable inputs (Level 2). The inputs were quotes from the counterparties to the interest rate cap agreements. The change in fair value, reported in interest expense, was approximately $18,000 and $1,000 for the years ended December 31, 2013 and 2014, respectively.

(9)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2013	2014
Income taxes payable	$—	$2,413,145
Accrued payroll expenses	2,444,952	2,094,539
Prorations payable	—	1,575,428
Dividends payable	1,023,539	1,027,628
Deferred revenue	823,533	840,547
Trade sales payable	1,074,317	693,819
Deferred rent	1,277,909	351,648
Other accrued expenses	1,746,918	797,480

	$8,391,168	$9,794,234

(10)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2013	December 31, 2014
Term loan	$99,875,000	$97,693,750
Revolving credit facility	7,000,000	—

	106,875,000	97,693,750
Less current installments	(4,250,000)	(3,112,500)

	$102,625,000	$94,581,250

As of December 31, 2013, the credit facility consisted of a term loan with a remaining balance of $99.9 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 4.17% as of December 31, 2013.

On June 17, 2014, the Company amended its credit agreement to revise certain terms, including financial covenants and interest rate margins and to extend the maturity date of the credit facility. The amendment also increased the amount of cash dividends the Company may pay per year and eliminated mandatory prepayments of excess cash flow when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. In addition, the Company repaid the revolving credit facility with $5.75 million of additional term loan borrowings and $1.25 million of cash on hand. In connection with the amended credit agreement, the Company recorded a loss on extinguishment of long-term debt of approximately $31,000 during the second quarter of 2014.

As of December 31, 2014, the credit facility consisted of a term loan with a remaining balance of $97.7 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2014, the Company had $20.0 million in remaining commitments available under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of December 31, 2014 and matures on August 9, 2019.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•

Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2014 must not have exceeded 4.5 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.25 times for the period from January 1, 2015 through June 30, 2015, 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•

Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2014, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have had to make in the event of default was $97.7 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the next five years are as follows:

2015	$3,112,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$97,693,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of December 31, 2014, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. The Company paid $0.4 million to repurchase 42,296 shares in 2014.

The Company’s credit agreement permits it to pay cash dividends and to repurchase additional shares of its common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for each of 2014 and 2015, and $6.0 million for each year thereafter. The Company paid no cash dividends in 2013 and cash dividends of $4.1 million in 2014. On December 5, 2014, the Company declared a cash dividend of $0.045 per share on its Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 9, 2015, to stockholders of record on December 31, 2014.

(12)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2013	123,718	$3.86
Granted	178,500	6.98
Vested	(104,451)	3.99
Forfeited	(2,000)	5.19

Unvested as of December 31, 2013	195,767	6.79
Granted	248,864	8.44
Vested	(126,148)	6.71
Forfeited	(47,058)	8.50

Unvested as of December 31, 2014	271,425	$8.20

As of December 31, 2014, there was $1.1 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2013	178,084	$13.92
Forfeited	(115,834)	12.90

Outstanding as of December 31, 2013	62,250	15.82
Forfeited	(62,250)	15.82

Outstanding and exercisable as of December 31, 2014	—	$—

(13)	Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2013	2014
Current:
Federal	$2,852,342	$4,649,581
State	531,836	832,118

	3,384,178	5,481,699
Deferred:
Federal	3,452,912	23,421,301
State	194,449	1,007,025

	3,647,361	24,428,326

	$7,031,539	$29,910,025

Income taxes are allocated as follows:
Continuing operations	$(129,433)	$514,275
Discontinued operations	7,160,972	29,395,750

	$7,031,539	$29,910,025

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 34% in 2013 and 35% in 2014 to the Company’s income before taxes as follows:

	Year ended December 31,
	2013	2014
Expected tax expense	$6,316,453	$24,468,287
State income taxes, net of federal benefit	818,480	1,195,443
Income tax rate adjustments	(336,143)	1,109,211
Change in valuation allowance	(9,444)	(3,333)
Non-deductible items	242,193	3,140,417

	$7,031,539	$29,910,025
Discontinued operations	7,160,972	29,395,750

Continuing operations	$(129,433)	$514,275

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2014
Deferred tax assets:
Allowance for doubtful accounts	$341,487	$329,107
Other assets	916,864	780,009
Accrued expenses	517,118	134,277
Other long-term liabilities	333,791	286,149
Stock-based compensation	361,579	404,667
Net operating losses	350,239	293,184

Subtotal	2,821,078	2,227,393
Valuation allowance	(634,108)	(630,775)

Total	2,186,970	1,596,618

Deferred tax liabilities:
Prepaid expenses	(483,944)	(243,067)
Property and equipment	(1,451,801)	(3,088,066)
Intangibles	(52,647,817)	(74,041,982)

Total	(54,583,562)	(77,373,115)

Net deferred tax liabilities	$(52,396,592)	$(75,776,497)

As of December 31, 2014, the Company has state net operating losses of $6.2 million, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2013 and 2014, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2010.

(14)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2013	2014
Net income	$11,546,263	$39,999,367

Weighted-average shares outstanding:
Basic	22,735,774	22,811,825
Effect of dilutive restricted stock	102,435	132,990

Diluted	22,838,209	22,944,815

Net income per basic share	$0.51	$1.75

Net income per diluted share	$0.51	$1.74

(15)	Related Party Transactions

Notes receivable from related parties totaling $1.7 million as of December 31, 2014 are due from Beasley Family Towers, LLC (“BFT”), which is owned by George G. Beasley, Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. On May 31, 2013, the interest rate on the notes receivable was discretionarily changed from 6.0% to 2.57%. The aggregate monthly payments of approximately $38,000 were unchanged, but due to the interest rate change the maturity date of the notes is now June 30, 2019. Interest income on the notes receivable from BFT was approximately $102,000 and $50,000 for the years ended December 31, 2013 and 2014, respectively.

The Company leases radio towers for 23 radio stations under separate lease agreements from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was approximately $561,000 and $537,000 for the years ended December 31, 2013 and 2014, respectively. On April 7, 2014, BFT entered into an agreement to demolish a radio tower that was leased to the Company for a radio station in Miami, FL. As a result of the tower demolition, the agreement requiring the Company to make monthly lease payments of approximately $3,000 per month to BFT was canceled and the Company forgave indebtedness of $0.3 million associated with notes receivable from BFT. The related party debt forgiveness was approved by the Audit Committee. The $0.3 million loss on the notes receivable was reported in other income (expense), net during the second quarter of 2014.

The Company leases radio towers for two radio stations under separate lease agreements from BFT. The lease agreements expire on August 4, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the years ended December 31, 2013 and 2014.

The Company leases a radio tower in Augusta, GA from Wintersrun Communications, LLC, which is owned by George G. Beasley, Bruce G. Beasley and Brian E. Beasley. The lease agreement expires on April 30, 2024. Rental expense was approximately $30,000 and $31,000 for the years ended December 31, 2013 and 2014, respectively.

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was approximately $185,000 for the year ended December 31, 2014.

The Company leases property for its radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was approximately $163,000 and $176,000 for the years ended December 31, 2013 and 2014, respectively.

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 for each of the years ended December 31, 2013 and 2014.

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management Corp., which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was approximately $174,000 for each of the years ended December 31, 2013 and 2014.

On May 28, 2010, the Company entered into an agreement to manage two radio stations in Las Vegas, NV for GGB Las Vegas, LLC. The management agreement included an option to purchase the two managed radio stations. Management fees, reported in net revenue in the accompanying statements of comprehensive income, were approximately $69,000 for the year ended December 31, 2013.

On September 1, 2013, the Company completed the acquisition of KVGS-FM in Las Vegas, NV from GGB Las Vegas, LLC for $4.0 million in cash. The Company acquired KVGS-FM to complement its current market cluster in Las Vegas, NV. The acquisition was accounted for as a combination between businesses under common control, therefore the Company recorded the assets acquired at their carrying amounts as of the date of acquisition. The difference between the purchase price and the carrying amounts of the assets acquired was recorded as an adjustment, net of taxes, to additional paid-in capital. The Company did not retrospectively adjust the financial statements to furnish comparative information for the periods under which the Company and GGB Las Vegas, LLC were under common control as the adjustments were considered immaterial to all periods presented. The operations of KVGS-FM have been included in the Company’s results of operations from its acquisition date.

A summary of the carrying amounts of assets acquired and the adjustment to additional paid-in capital is as follows:

Property and equipment	$384,118
FCC broadcasting license	2,806,982

Carrying amount of assets acquired	3,191,100
Purchase price	4,000,000

Adjustment to additional paid-in capital before taxes	$(808,900)

During the fourth quarter of 2013, an amount of $185,916 was paid to GGB Las Vegas, LLC for unreimbursed management fee losses incurred by KVGS-FM during the term of the management agreement and an amount of $99,483 was paid to GGB Las Vegas, LLC to purchase property and equipment acquired by GGB Las Vegas, LLC for KVGS-FM during the term of the management agreement.

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, and $104,167 on April 4, 2014 which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of the Company.

As of December 31, 2014, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2015	$961,398
2016	933,967
2017	889,207
2018	900,883
2019	420,014
Thereafter	285,295

Total	$4,390,764

(16)	Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $2.8 million and $3.1 million for the years ended December 31, 2013 and 2014, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and sports programming rights. As of December 31, 2014, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2015	$9,211,764
2016	7,825,681
2017	7,921,061
2018	7,358,375
2019	2,088,195
Thereafter	6,333,315

Total	$40,738,391

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(17)	Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.7 million as of December 31, 2014, compared with a fair value of $1.7 million based on current market interest rates. The carrying amount of notes receivable from related parties was $2.3 million as of December 31, 2013, compared with a fair value of $2.2 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $97.7 million as of December 31, 2014 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $106.9 million as of December 31, 2013 and approximated fair value based on market rates at that time.

(18)	Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $17,500 (or $23,000 if aged 50 years or older) in 2013 and 2014. There were no employer matching contributions in 2013 and 2014.

BEASLEY BROADCAST GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2013 and 2014

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts (deducted from accounts receivable)	637,860	801,619	939,614	499,865
Valuation allowance for deferred tax assets	643,552	—	9,444	634,108
Year ended December 31, 2014:
Allowance for doubtful accounts (deducted from accounts receivable)	499,865	589,270	544,203	544,932
Valuation allowance for deferred tax assets	634,108	—	3,333	630,775

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014, the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

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

There has been no significant change in our internal controls over financial reporting during the Company’s fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2015 (“2015 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Asset Exchange Agreement dated October 1, 2014. (1)

3.1	Amended and restated certificate of incorporation of the Registrant. (2)

3.2	Third amended and restated bylaws of the Registrant. (3)

10.1	First lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (4)

10.2	Second lien credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated August 9, 2012. (5)

10.3	Amendment and waiver, dated April 3, 2013, to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (6)

10.4	Amendment no. 2, dated November 7, 2013, to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (7)

10.5	Amendment no. 3, dated June 17, 2014, to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (8)

10.6	Amendment no. 4, dated December 1, 2014, to credit agreement, dated as of August 9, 2012, by and among Beasley Mezzanine Holdings, LLC, General Electric Capital Corporation, as administrative agent, and the lenders party thereto. (9)

10.7	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (10)

10.8	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (11)

10.9	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (12)

10.10	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (13)

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (14)

10.12	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (15)

10.13	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (16)

10.14	Performance incentive plan of the Company. (17)

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated October 1, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 23, 2012.
(3)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K dated February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.
(5)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated August 9, 2012.+
(6)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated April 3, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 7, 2013.
(8)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated June 17, 2014.
(9)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated December 1, 2014.
(10)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(11)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(12)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(13)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(14)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(15)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(16)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005
(17)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley
Chairman of the Board and Chief Executive Officer

Date:	March 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 18, 2015

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 18, 2015

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	March 18, 2015

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 18, 2015

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	March 18, 2015

/S/ JOE B. COX Joe B. Cox	Director	March 18, 2015

/S/ MARK S. FOWLER Mark S. Fowler	Director	March 18, 2015

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	March 18, 2015