Form 10-Q
period 2015-03-31
BEASLEY BROADCAST GROUP INC
filed 2015-05-13
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Class A Common Stock, $0.001 par value, 6,580,768 Shares Outstanding as of May 6, 2015

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May 6, 2015

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,259,441	$12,346,921
Accounts receivable, less allowance for doubtful accounts of $544,932 in 2014 and $544,549 in 2015	17,637,686	17,620,616
Prepaid expenses	636,552	2,131,209
Deferred tax assets	220,316	176,872
Other current assets	2,784,210	2,016,504

Total current assets	35,538,205	34,292,122
Notes receivable from related parties	1,748,092	1,655,527
Property and equipment, net	28,254,202	28,013,991
FCC broadcasting licenses	234,328,330	234,518,930
Goodwill	8,857,516	8,857,516
Other intangibles, net	1,358,026	949,962
Other assets	5,882,818	5,833,751

Total assets	$315,967,189	$314,121,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,112,500	$2,890,625
Accounts payable	1,120,434	853,527
Other current liabilities	9,794,234	8,546,196

Total current liabilities	14,027,168	12,290,348
Long-term debt, net of current portion	94,581,250	93,303,125
Deferred tax liabilities	75,996,813	76,918,423
Other long-term liabilities	819,670	789,275

Total liabilities	185,424,901	183,301,171
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,275,746 issued and 6,444,842 outstanding in 2014; 9,460,822 issued and 6,582,443 outstanding in 2015	9,276	9,461
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2014 and 2015	16,662	16,662
Additional paid-in capital	118,535,400	118,754,061
Treasury stock, Class A common stock; 2,830,904 in 2014; 2,878,379 shares in 2015	(15,107,464)	(15,345,044)
Retained earnings	27,066,481	27,333,708
Accumulated other comprehensive income	21,933	51,780

Total stockholders’ equity	130,542,288	130,820,628

Total liabilities and stockholders’ equity	$315,967,189	$314,121,799

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2015
Net revenue	$12,955,429	$24,250,839

Operating expenses:
Station operating expenses (including stock-based compensation of $77,143 in 2014 and $41,791 in 2015 and excluding depreciation and amortization shown separately below)	9,607,617	17,813,948
Corporate general and administrative expenses (including stock-based compensation of $276,904 in 2014 and $328,091 in 2015)	2,275,004	2,439,147
Radio station exchange transaction costs	—	303,762
Depreciation and amortization	466,739	1,118,853

Total operating expenses	12,349,360	21,675,710

Operating income	606,069	2,575,129
Non-operating income (expense):
Interest expense	(1,223,715)	(948,006)
Other income (expense), net	23,039	471,805

Income (loss) from continuing operations before income taxes	(594,607)	2,098,928
Income tax expense	921,110	800,544

Income (loss) from continuing operations	(1,515,717)	1,298,384
Income from discontinued operations (net of income taxes)	2,198,589	—

Net income	682,872	1,298,384
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $13,368 in 2014 and income tax expense of $18,441 in 2015)	(21,604)	29,847

Comprehensive income	$661,268	$1,328,231

Basic and diluted net income per share:
Continuing operations	$(0.07)	$0.06
Discontinued operations	$0.10	$—
Net income per share	$0.03	$0.06
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,782,661	22,880,681
Diluted	22,843,287	22,906,828

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$682,872	$1,298,384
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	356,502	369,882
Provision for bad debts	155,649	62,131
Depreciation and amortization	606,562	1,118,853
Amortization of loan fees	104,526	84,366
Deferred income taxes	2,216,473	994,901
Change in operating assets and liabilities:
Accounts receivable	1,354,189	(45,061)
Prepaid expenses	(1,097,448)	(1,494,657)
Other assets	28,050	820,121
Accounts payable	(188,102)	(266,907)
Other liabilities	(133,513)	(1,398,719)
Other operating activities	128,581	21,022

Net cash provided by operating activities	4,214,341	1,564,316

Cash flows from investing activities:
Capital expenditures	(1,188,683)	(462,557)
Payments for translator licenses	(65,000)	(190,600)
Repayment of notes receivable from related parties	98,461	92,565

Net cash used in investing activities	(1,155,222)	(560,592)

Cash flows from financing activities:
Principal payments on indebtedness	(3,375,000)	(1,500,000)
Tax benefit from vesting of restricted stock	111,114	(151,036)
Dividends paid	(1,023,539)	(1,027,628)
Payments for treasury stock	(351,719)	(237,580)

Net cash used in financing activities	(4,639,144)	(2,916,244)

Net decrease in cash and cash equivalents	(1,580,025)	(1,912,520)
Cash and cash equivalents at beginning of period	14,299,013	14,259,441

Cash and cash equivalents at end of period	$12,718,988	$12,346,921

Cash paid for interest	$1,119,189	$863,640

Cash paid for income taxes	$130,095	$2,229,471

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$—	$8,021

Dividends declared but unpaid	$1,026,637	$1,031,157

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2) Recent Accounting Pronouncements

In April 2015, the FASB issued guidance to simplify presentation of debt issuance costs. The guidance requires debt issuance related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the guidance, the Company will present loan fees as a deduction from long-term debt in the balance sheet. Loan fees totaled $1.5 million as of March 31, 2015.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The new guidance was originally set to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption was not permitted. However, on April 29, 2015, the FASB issued for public comment a proposed update that would defer the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, but would allow early adoption for annual reporting periods beginning after December 15, 2016. The Company has not determined the impact of adoption on its financial statements.

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

(3) Asset Exchange

On December 1, 2014, the Company completed an asset exchange with CBS Radio Stations, Inc. (“CBS Radio”) under which the Company agreed to exchange all of the assets used or useful in the operations of WRDW-FM and WXTU-FM in Philadelphia, PA and WKIS-FM, WPOW-FM and WQAM-AM in Miami, FL previously owned and operated by the Company for all of the assets used or useful in the operations of WIP-AM in Philadelphia, PA, WHFS-AM, WHFS-FM, WLLD-FM, WQYK-FM, WRBQ-FM and WYUU-FM in Tampa, FL and WBAV-FM, WBCN-AM, WFNZ-AM, WKQC-FM, WNKS-FM, WPEG-FM and WSOC-FM in

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Charlotte, NC previously owned and operated by CBS Radio. The asset exchange substantially broadened and diversified the Company’s local radio broadcasting platform and revenue base with fourteen new stations that are geographically complementary to the Company’s ongoing operations, while also presenting financial and operating synergies with the Company’s ongoing station portfolio and digital operations.

The following pro forma information for the three months ended March 31, 2014 assumes that the asset exchange had occurred on January 1, 2014. This pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the asset exchange actually been completed on January 1, 2014 or of results that may occur in the future.

Net revenue	$27,033,560
Operating income	4,293,063
Net income	727,450
Basic and diluted net income per share	0.03

Discontinued Operations

After completion of the asset exchange, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the three months ended March 31, 2014.

A summary of discontinued operations is as follows:

Net revenue	$11,263,840

Station operating expenses	7,494,523
Depreciation and amortization	139,823
Other (income) expense, net	(1,223)

Income from discontinued operations before income taxes	3,630,717
Income tax expense	1,432,128

Income from discontinued operations	$2,198,589

A summary of operating and investing cash flows of discontinued operations is as follows:

Cash flows from operating activities:
Income from discontinued operations	$2,198,589

Adjustments to reconcile income from discontinued operations to net cash used in operating activities:
Provision for bad debts	72,702
Depreciation and amortization	139,823
Change in operating assets and liabilities
Accounts receivable	375,646
Prepaid expenses	(234,541)
Other assets	117,137
Accounts payable	(231,131)
Other liabilities	1,063,223
Other operating activities	(4,704,996)

Net cash used in operating activities	$(1,203,548)

Cash flows from investing activities:
Capital expenditures	$(105,998)
Repayment of notes receivable from related parties	8,243

Net cash used in investing activities	$(97,755)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the three months ended March 31, 2015 is as follows:

Balance as of December 31, 2014	$234,328,330
Translator license	190,600

Balance as of March 31, 2015	$234,518,930

On February 27, 2015, the Company completed the acquisition of one FM translator license from Reach Communications, Inc. for $190,600. This translator license allows the Company to rebroadcast the programming of one of its radio stations in Boca Raton, FL on the FM band over an expanded area of coverage.

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2014	March 31, 2015
Term loan	$97,693,750	$96,193,750
Revolving credit facility	—	—

	97,693,750	96,193,750
Less current installments	(3,112,500)	(2,890,625)

	$94,581,250	$93,303,125

As of December 31, 2014, the credit facility consisted of a term loan with a remaining balance of $97.7 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of December 31, 2014.

As of March 31, 2015, the credit facility consisted of a term loan with a remaining balance of $96.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2015, the Company had $16.6 million in available commitments under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of March 31, 2015 and matures on August 9, 2019.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through June 30, 2015 must not exceed 4.25 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2015, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $96.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$1,612,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$96,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of March 31, 2015, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2015	271,425	$8.20
Granted	185,076	5.20
Vested	(125,900)	8.76
Forfeited	—	—

Unvested as of March 31, 2015	330,601	$5.99

As of March 31, 2015, there was $1.7 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(7) Income Taxes

The Company’s effective tax rate was approximately 38% for the three months ended March 31, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s effective tax rate for continuing and discontinued operations combined was approximately 78% for the three months ended March 31, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2015 also reflects a $1.3 million increase from a change to the Company’s federal tax rate, partially offset by a $0.2 million decrease from a change to the Company’s effective state tax rate.

(8) Related Party Transactions

On April 3, 2015, the Company contributed an additional $166,667 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

(9) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.7 million as of March 31, 2015, compared with a fair value of $1.6 million based on current market interest rates. The carrying amount of notes receivable from related parties was $1.7 million as of December 31, 2014, compared with a fair value of $1.7 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $96.2 million as of March 31, 2015 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $97.7 million as of December 31, 2014 and approximated fair value based on market rates at that time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2015.

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

Recent Developments

On April 3, 2015, we contributed an additional $166,667 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On March 11, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 10, 2015, to stockholders of record on March 31, 2015. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On February 27, 2015, we completed the acquisition of one FM translator license from Reach Communications, Inc. for $190,600. This translator license allows us to rebroadcast the programming of one of our radio stations in Boca Raton, FL on the FM band over an expanded area of coverage.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our financial statements and general factors that impact these items.

Net Revenue. Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions, generally 15% of gross revenue. Local revenue generally consists of airtime sales, digital sales and event marketing for advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of advertising airtime and digital sales to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

We also continue to invest in digital support services to develop and promote our radio station websites. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. We also generate revenue from selling other digital products.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the first quarter of 2015.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following summary table presents a comparison of our results of continuing operations for the three months ended March 31, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2014	2015	$	%
Net revenue	$12,955,429	$24,250,839	$11,295,410	87.2%
Station operating expenses	9,607,617	17,813,948	8,206,331	85.4
Corporate general and administrative expenses	2,275,004	2,439,147	164,143	7.2
Radio station exchange transaction costs	—	303,762	303,762	—
Depreciation and amortization	466,739	1,118,853	652,114	139.7
Interest expense	1,223,715	948,006	(275,709)	(22.5)
Other income (expense), net	23,039	471,805	448,766	1,947.9
Income tax expense	921,110	800,544	(120,566)	(13.1)
Income from discontinued operations (net of income taxes)	2,198,589	—	(2,198,589)	(100.0)
Net income	682,872	1,298,384	615,512	90.1

Net Revenue. Net revenue from continuing operations increased $11.3 million during the three months ended March 31, 2015. Significant factors affecting net revenue included $6.1 million in additional advertising revenue from our Charlotte market cluster and $5.8 million in additional advertising from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, partially offset by a $0.4 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the three months ended March 31, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $8.2 million during the three months ended March 31, 2015. Significant factors affecting station operating expenses included $4.4 million in additional expenses from our Tampa-Saint Petersburg market cluster and $4.4 million in additional expenses from our Charlotte market cluster, partially offset by a $0.3 million decrease at our Las Vegas market cluster. Station operating expenses for the three months ended March 31, 2015 were comparable station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. The $0.2 million increase in corporate general and administrative expenses during the three months ended March 31, 2015 was primarily due to an increase in cash and stock-based compensation expense.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio, we incurred additional transaction costs of $0.3 million during the first quarter of 2015.

Depreciation and Amortization. The $0.7 million increase in depreciation and amortization during the three months ended March 31, 2015 was primarily due to $0.4 million in additional expense from our Charlotte market cluster and $0.2 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

Interest Expense. Interest expense decreased $0.3 million during the three months ended March 31, 2015. Significant factors affecting interest expense included a decrease in long-term debt outstanding.

Other Income (Expense), Net. The $0.4 million increase in other income (expense), net during the three months ended March 31, 2015 was primarily due to the receipt of insurance proceeds of $0.4 million related to a radio tower damaged by severe weather in our Augusta market.

Income Tax Expense. Our effective tax rate was approximately 38% for the three months ended March 31, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate for continuing and discontinued operations combined was approximately 78% for the three months ended March 31, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2015 also reflects a $1.3 million increase from a change to our federal tax rate partially offset by a $0.2 million decrease from a change to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the three months ended March 31, 2014.

Net Income. Net income during the three months ended March 31, 2015 increased $0.6 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.2 million to repurchase 47,475 shares during the three months ended March 31, 2015.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million for 2015 and $6.0 million for each year thereafter. The aggregate amount increases to $10.0 million in any year that our consolidated total debt is less than three times our consolidated operating cash flow. We paid cash dividends of $1.0 million during the three months ended March 31, 2015. Also, on March 11, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 10, 2015, to stockholders of record on March 31, 2015.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our revolving credit facility;

•	additional borrowings, other than under our existing revolving credit facility, to the extent permitted under our credit agreement; and

•	additional equity offerings.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2014 and 2015 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2014	2015
Net cash provided by operating activities	$4,214,341	$1,564,316
Net cash used in investing activities	(1,155,222)	(560,592)
Net cash used in financing activities	(4,639,144)	(2,916,244)

Net decrease in cash and cash equivalents	$(1,580,025)	$(1,912,520)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $2.7 million during the three months ended March 31, 2015. Significant factors affecting this decrease in net cash provided by operating activities included a $2.1 million increase in income tax payments, a $1.0 million decrease in cash receipts from the sale of advertising airtime, and payments of $0.3 million for additional transaction costs related to the asset exchange with CBS Radio, partially offset by insurance proceeds of $0.4 million received in the first quarter of 2015 and a $0.3 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2015 included payments of $0.5 million for capital expenditures. Net cash used in investing activities for the same period in 2014 included payments of $1.2 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2015 included repayments of $1.5 million under our credit facility, payments of $1.0 million for cash dividends, and payments of $0.2 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2014 included repayments of $3.4 million under our credit facility, payments of $1.0 million for cash dividends, and payments of $0.4 million for repurchases of our Class A common stock.

Credit Facility. As of March 31, 2015, the credit facility consisted of a term loan with a remaining balance of $96.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2015, we had $16.6 million in available commitments under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of March 31, 2015 and matures on August 9, 2019.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through June 30, 2015 must not exceed 4.25 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, we and our applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2015, the maximum amount of undiscounted payments and our applicable subsidiaries would have been required to make in the event of default was $96.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$1,612,500
2016	6,390,626
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$96,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2015, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.25 times, and our interest coverage ratio was 7.08 times.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The risk affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risks affecting our Company during the first quarter of 2015

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2015	3,750	$5.03	—	$—
February 1 – 28, 2015	41,000	4.99	—	—
March 1 – 31, 2015	2,725	5.18	—	—

Total	47,475

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended March 31, 2015, were purchased to fund withholding taxes in connection with the vesting of restricted stock. We currently have no publicly announced share purchase programs.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 13, 2015	/s/ George G. Beasley
Name: George G. Beasley
Title: Chairman of the Board and Chief Executive Officer

Dated: May 13, 2015	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)