Form 10-Q
period 2015-06-30
BEASLEY BROADCAST GROUP INC
filed 2015-08-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Class A Common Stock, $0.001 par value, 6,580,768 Shares Outstanding as of August 5, 2015

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of August 5, 2015

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,259,441	$11,571,004
Accounts receivable, less allowance for doubtful accounts of $544,932 in 2014 and $632,161 in 2015	17,637,686	19,785,642
Prepaid expenses	636,552	3,104,802
Deferred tax assets	220,316	—
Other current assets	2,784,210	1,449,493

Total current assets	35,538,205	35,910,941
Notes receivable from related parties	1,748,092	1,562,366
Property and equipment, net	28,254,202	27,697,101
FCC broadcasting licenses	234,328,330	234,719,505
Goodwill	8,857,516	8,857,516
Other intangibles, net	1,358,026	814,722
Other assets	5,882,818	5,930,098

Total assets	$315,967,189	$315,492,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,112,500	$1,168,750
Accounts payable	1,120,434	2,260,833
Deferred tax liabilities	—	168,159
Other current liabilities	9,794,234	8,378,637

Total current liabilities	14,027,168	11,976,379
Long-term debt, net of current portion	94,581,250	92,025,000
Deferred tax liabilities	75,996,813	77,694,201
Other long-term liabilities	819,670	1,174,969

Total liabilities	185,424,901	182,870,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,275,746 issued and 6,444,842 outstanding in 2014; 9,460,822 issued and 6,580,768 outstanding in 2015	9,276	9,461
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2014 and 2015	16,662	16,662
Additional paid-in capital	118,535,400	119,026,059
Treasury stock, Class A common stock; 2,830,904 in 2014; 2,880,054 shares in 2015	(15,107,464)	(15,353,486)
Retained earnings	27,066,481	28,834,367
Accumulated other comprehensive income	21,933	88,637

Total stockholders’ equity	130,542,288	132,621,700

Total liabilities and stockholders’ equity	$315,967,189	$315,492,249

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2014	2015
Net revenue	$14,140,994	$27,024,338

Operating expenses:
Station operating expenses (including stock-based compensation of $51,611 in 2014 and $41,791 in 2015 and excluding depreciation and amortization shown separately below)	9,060,888	18,741,666
Corporate general and administrative expenses (including stock-based compensation of $316,615 in 2014 and $230,207 in 2015)	2,342,619	2,302,888
Radio station exchange transaction costs	—	46,155
Depreciation and amortization	477,230	839,874

Total operating expenses	11,880,737	21,930,583

Operating income	2,260,257	5,093,755
Non-operating income (expense):
Interest expense	(1,100,089)	(941,003)
Loss on extinguishment of long-term debt	(23,599)	—
Other income (expense), net	17,984	18,694

Income from continuing operations before income taxes	1,154,553	4,171,446
Income tax expense	504,429	1,639,404

Income from continuing operations	650,124	2,532,042
Income from discontinued operations (net of income taxes)	2,371,165	—

Net income	3,021,289	2,532,042
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $2,814 in 2014 and $22,772 in 2015)	4,372	36,857

Comprehensive income	$3,025,661	$2,568,899

Basic and diluted net income per share:
Continuing operations	$0.03	$0.11
Discontinued operations	$0.10	$—
Net income per share	$0.13	$0.11
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,818,398	22,918,837
Diluted	22,879,408	22,967,632

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2014	2015
Net revenue	$27,096,423	$51,275,177

Operating expenses:
Station operating expenses (including stock-based compensation of $128,754 in 2014 and $83,582 in 2015 and excluding depreciation and amortization shown separately below)	18,668,505	36,555,614
Corporate general and administrative expenses (including stock-based compensation of $593,519 in 2014 and $558,298 in 2015)	4,617,623	4,742,035
Radio station exchange transaction costs	—	349,917
Depreciation and amortization	943,969	1,958,727

Total operating expenses	24,230,097	43,606,293

Operating income	2,866,326	7,668,884
Non-operating income (expense):
Interest expense	(2,323,804)	(1,889,009)
Loss on extinguishment of long-term debt	(23,599)	—
Other income (expense), net	41,023	490,499

Income from continuing operations before income taxes	559,946	6,270,374
Income tax expense	1,425,539	2,439,948

Income (loss) from continuing operations	(865,593)	3,830,426
Income from discontinued operations (net of income taxes)	4,569,754	—

Net income	3,704,161	3,830,426
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $10,560 in 2014 and income tax expense of $41,213 in 2015)	(17,226)	66,704

Comprehensive income	$3,686,935	$3,897,130

Basic and diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.17
Discontinued operations	$0.20	$—
Net income per share	$0.16	$0.17
Dividends declared per common share	$0.09	$0.09
Weighted average shares outstanding:
Basic	22,800,628	22,899,865
Diluted	22,877,921	22,953,927

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$3,704,161	$3,830,426
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	727,183	641,880
Provision for bad debts	232,763	247,311
Depreciation and amortization	1,223,312	1,958,727
Amortization of loan fees	205,254	168,732
Loss on notes receivable from related party	332,034	—
Loss on extinguishment of long-term debt	23,599	—
Deferred income taxes	3,376,251	2,152,567
Change in operating assets and liabilities:
Accounts receivable	391,793	(2,395,267)
Prepaid expenses	(1,778,488)	(2,468,250)
Other assets	(454,283)	1,313,072
Accounts payable	(436,990)	1,140,399
Other liabilities	(502,130)	(1,081,048)
Other operating activities	(76,601)	(23,849)

Net cash provided by operating activities	6,967,858	5,484,700

Cash flows from investing activities:
Capital expenditures	(1,789,927)	(845,178)
Payments for translator licenses	(155,000)	(391,175)
Payments for investments	(104,167)	(166,667)
Repayment of notes receivable from related parties	192,021	185,726

Net cash used in investing activities	(1,857,073)	(1,217,294)

Cash flows from financing activities:
Principal payments on indebtedness	(4,625,000)	(4,500,000)
Payments of loan fees	(391,225)	—
Tax benefit (shortfall) from vesting of restricted stock	114,078	(151,036)
Dividends paid	(2,050,176)	(2,058,785)
Payments for treasury stock	(366,024)	(246,022)

Net cash used in financing activities	(7,318,347)	(6,955,843)

Net decrease in cash and cash equivalents	(2,207,562)	(2,688,437)
Cash and cash equivalents at beginning of period	14,299,013	14,259,441

Cash and cash equivalents at end of period	$12,091,451	$11,571,004

Cash paid for interest	$2,118,550	$1,720,277

Cash paid for income taxes	$2,003,445	$4,287,595

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$60,412	$26,829

Property and equipment acquired through a logo agreement	$160,000	$—

Dividends declared but unpaid	$1,026,863	$1,031,383

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

(2) Recent Accounting Pronouncements

In April 2015, the FASB issued guidance to simplify presentation of debt issuance costs. The guidance requires debt issuance related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the guidance, the Company will present loan fees as a deduction from long-term debt in the balance sheet. Loan fees totaled $1.4 million as of June 30, 2015.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In July 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company has not determined the impact of adoption on its financial statements.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following pro forma information for the three and six months ended June 30, 2014 assumes that the asset exchange had occurred on January 1, 2014. This pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the asset exchange actually been completed on January 1, 2014 or of results that may occur in the future.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Net revenue	$28,754,969	$55,788,529
Operating income	6,041,614	10,334,677
Net income	2,950,702	3,678,152
Basic and diluted net income per share	0.13	0.16

Discontinued Operations

After completion of the asset exchange, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the three and six months ended June 30, 2014.

A summary of discontinued operations is as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Net revenue	$11,734,791	$22,998,631

Station operating expenses	7,329,512	14,824,035
Depreciation and amortization	139,520	279,343
Other (income) expense, net	331,639	330,416

Income from discontinued operations before income taxes	3,934,120	7,564,837
Income tax expense	1,562,955	2,995,083

Income from discontinued operations	$2,371,165	$4,569,754

A summary of operating and investing cash flows of discontinued operations for the six months ended June 30, 2014 is as follows:

Cash flows from operating activities:
Income from discontinued operations	$4,569,754

Adjustments to reconcile income from discontinued operations to net cash used in operating activities:
Provision for bad debts	72,114
Depreciation and amortization	279,343
Loss on notes receivable from related party	332,034
Change in operating assets and liabilities
Accounts receivable	(113,755)
Prepaid expenses	(132,507)
Other assets	(154,287)
Accounts payable	(380,285)
Other liabilities	2,429,893
Other operating activities	(8,037,015)

Net cash used in operating activities	$(1,134,711)

Cash flows from investing activities:
Capital expenditures	$(191,361)
Repayment of notes receivable from related parties	11,003

Net cash used in investing activities	$(180,358)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the six months ended June 30, 2015 is as follows:

Balance as of December 31, 2014	$234,328,330
Translator licenses	391,175

Balance as of June 30, 2015	$234,719,505

On June 25, 2015, the Company completed the acquisition of two FM translator licenses from the University of Northwestern for $0.2 million. These translator licenses allow the Company to rebroadcast the programming of one of its radio stations in Tampa, FL and one of its radio stations in Fort Myers, FL on the FM band over an expanded area of coverage.

On February 27, 2015, the Company completed the acquisition of one FM translator license from Reach Communications, Inc. for $0.2 million. This translator license allows the Company to rebroadcast the programming of one of its radio stations in Boca Raton, FL on the FM band over an expanded area of coverage.

Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2014	2015
Term loan	$97,693,750	$93,193,750
Revolving credit facility	—	—

	97,693,750	93,193,750
Less current installments	(3,112,500)	(1,168,750)

	$94,581,250	$92,025,000

As of December 31, 2014, the credit facility consisted of a term loan with a remaining balance of $97.7 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of December 31, 2014.

As of June 30, 2015, the credit facility consisted of a term loan with a remaining balance of $93.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2015, the Company had $14.8 million in available commitments under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of June 30, 2015 and matures on August 9, 2019.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through June 30, 2015 must not have exceeded 4.25 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2015, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $93.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$—
2016	5,003,126
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$93,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

A summary of restricted stock activity under the 2007 Plan is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2015	330,601	$5.99
Granted	—	—
Vested	(6,700)	7.27
Forfeited	—	—

Unvested as of June 30, 2015	323,901	$5.96

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2015, there was $1.4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

(7) Income Taxes

The Company’s effective tax rate was approximately 39% for the three and six months ended June 30, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

The Company’s effective tax rate for continuing and discontinued operations combined was approximately 41% and 54% for the three and six months ended June 30, 2014, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2014 also reflects a $1.4 million increase from a change to the Company’s federal tax rate based on a projected increase in taxable income for 2014 and a $0.3 million decrease from a change to the Company’s effective state tax rate. The Company evaluated its taxable income projections during the first quarter of 2014 and determined, based on certain changes in facts and circumstances related to the projections, that the federal tax rate should increase from 34% to 35%. The change in the federal tax rate has been accounted for as a change in accounting estimate during the six months ended June 30, 2014.

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

(9) Financial Instruments

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.6 million as of June 30, 2015, compared with a fair value of $1.5 million based on current market interest rates. The carrying amount of notes receivable from related parties was $1.7 million as of December 31, 2014, compared with a fair value of $1.7 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $93.2 million as of June 30, 2015 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $97.7 million as of December 31, 2014 and approximated fair value based on market rates at that time.

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

Recent Developments

On June 25, 2015, we completed the acquisition of two FM translator licenses from the University of Northwestern for $200,575. These translator licenses allow us to rebroadcast the programming of one of our radio stations in Tampa, FL and one of our radio stations in Fort Myers, FL on the FM band over an expanded area of coverage.

On May 28, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 10, 2015, to stockholders of record on June 30, 2015. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the second quarter of 2015.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following summary table presents a comparison of our results of continuing operations for the three months ended June 30, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2014	2015	$	%
Net revenue	$14,140,994	$27,024,338	$12,883,344	91.1%
Station operating expenses	9,060,888	18,741,666	9,680,778	106.8
Corporate general and administrative expenses	2,342,619	2,302,888	(39,731)	(1.7)
Depreciation and amortization	477,230	839,874	362,644	76.0
Income tax expense	504,429	1,639,404	1,134,975	225.0
Income from discontinued operations (net of income taxes)	2,371,165	—	(2,371,165)	(100.0)
Net income	3,021,289	2,532,042	(489,247)	(16.2)

Net Revenue. Net revenue from continuing operations increased $12.9 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Significant factors affecting net revenue included $7.2 million in additional advertising revenue from our Charlotte market cluster and $6.3 million in additional advertising revenue from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, partially offset by a $0.5 million decrease in advertising revenue from our Las Vegas market cluster. Net revenue for the three months ended June 30, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $9.7 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Significant factors affecting station operating expenses included $4.9 million in additional expenses from our Charlotte market cluster and $4.5 million in additional expenses from our Tampa-Saint Petersburg market cluster. Station operating expenses for the three months ended June 30, 2015 were comparable to station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2015 were comparable to the same period in 2014.

Depreciation and Amortization. The $0.4 million increase in depreciation and amortization during the three months ended June 30, 2015 was primarily due to $0.2 million in additional expense from our Charlotte market cluster and $0.1 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

Income Tax Expense. Our effective tax rate was approximately 39% for the three months ended June 30, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate for continuing and discontinued operations combined was approximately 41% for the three months ended June 30, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the three months ended June 30, 2014.

Net Income. Net income during the three months ended June 30, 2015 decreased $0.5 million as a result of the factors described above.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following summary table presents a comparison of our results of continuing operations for the six months ended June 30, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2014	2015	$	%
Net revenue	$27,096,423	$51,275,177	$24,178,754	89.2%
Station operating expenses	18,668,505	36,555,614	17,887,109	95.8
Corporate general and administrative expenses	4,617,623	4,742,035	124,412	2.7
Radio station exchange transaction costs	—	349,917	349,917	—
Depreciation and amortization	943,969	1,958,727	1,014,758	107.5
Interest expense	2,323,804	1,889,009	(434,795)	(18.7)
Other income (expense), net	41,023	490,499	449,476	1,095.7
Income tax expense	1,425,539	2,439,948	1,014,409	71.2
Income from discontinued operations (net of income taxes)	4,569,754	—	(4,569,754)	(100.0)
Net income	3,704,161	3,830,426	126,265	3.4

Net Revenue. Net revenue from continuing operations increased $24.2 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Significant factors affecting net revenue included $13.3 million in additional advertising revenue from our Charlotte market cluster and $12.1 million in additional advertising revenue from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, partially offset by a $0.7 million decrease in advertising revenue from our Las Vegas market cluster and a $0.5 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the six months ended June 30, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $17.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Significant factors affecting station operating expenses included $9.3 million in additional expenses from our Charlotte market cluster and $8.9 million in additional expenses from our Tampa-Saint Petersburg market cluster. Station operating expenses for the six months ended June 30, 2015 were comparable station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2015 were comparable to the same period in 2014.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio, we incurred additional transaction costs of $0.3 million during the six months ended June 30, 2015.

Depreciation and Amortization. The $1.0 million increase in depreciation and amortization during the six months ended June 30, 2015 was primarily due to $0.6 million in additional expense from our Charlotte market cluster and $0.3 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

Interest Expense. Interest expense decreased $0.4 million during the six months ended June 30, 2015. The primary factor affecting interest expense was a decrease in long-term debt outstanding.

Other Income (Expense), Net. The $0.4 million increase in other income (expense), net during the six months ended June 30, 2015 was primarily due to the receipt of insurance proceeds of $0.4 million related to a radio tower damaged by severe weather in our Augusta market cluster.

Income Tax Expense. Our effective tax rate was approximately 39% for the six months ended June 30, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate for continuing and discontinued operations combined was approximately 54% for the six months ended June 30, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The increase in the effective tax rate for the six months ended June 30, 2014 as compared to the same period in 2015 also reflects a $1.4 million increase from a change to our federal tax rate partially offset by a $0.3 million decrease from a change to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the six months ended June 30, 2014.

Net Income. Net income during the six months ended June 30, 2015 increased $0.1 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.2 million to repurchase 49,150 shares during the six months ended June 30, 2015.

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

We paid cash dividends of $2.1 million during the six months ended June 30, 2015. Also, on May 28, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 10, 2015, to stockholders of record on June 30, 2015.

On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2014 and 2015 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2014	2015
Net cash provided by operating activities	$6,967,858	$5,484,700
Net cash used in investing activities	(1,857,073)	(1,217,294)
Net cash used in financing activities	(7,318,347)	(6,955,843)

Net decrease in cash and cash equivalents	$(2,207,562)	$(2,688,437)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.5 million during the six months ended June 30, 2015. Significant factors affecting this decrease in net cash provided by operating activities included a $2.3 million increase in income tax payments and a $1.5 million decrease in cash receipts from the sale of advertising airtime, partially offset by a $2.0 million decrease in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2015 included payments of $0.8 million for capital expenditures and payments of $0.4 million for translator licenses. Net cash used in investing activities for the same period in 2014 included payments of $1.8 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2015 included repayments of $4.5 million under our credit facility and payments of $2.1 million for cash dividends. Net cash used in financing activities for the same period in 2014 included repayments of $4.6 million under our credit facility, payments of $2.1 million for cash dividends, payments of $0.4 million for loan fees related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock.

Credit Facility. As of June 30, 2015, the credit facility consisted of a term loan with a remaining balance of $93.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2015, we had $14.8 million in available commitments under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of June 30, 2015 and matures on August 9, 2019.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through June 30, 2015 must not have exceeded 4.25 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 4.0 times for the period from July 1, 2015 through December 31, 2015, 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, we and our applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2015, the maximum amount of undiscounted payments and our applicable subsidiaries would have been required to make in the event of default was $93.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$—
2016	5,003,126
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$93,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2015, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.27 times, and our interest coverage ratio was 7.04 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risks affecting our Company during the second quarter of 2015

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 – 30, 2015	1,675	$5.04	—	$—
May 1 – 31, 2015	—	—	—	—
June 1 – 30, 2015	—	—	—	—

Total	1,675

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended June 30, 2015, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 12, 2015	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief Executive Officer

Dated: August 12, 2015	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)