Form 10-Q
period 2015-09-30
BEASLEY BROADCAST GROUP INC
filed 2015-11-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Class A Common Stock, $0.001 par value, 6,578,893 Shares Outstanding as of October 30, 2015

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 30, 2015

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,259,441	$11,095,942
Accounts receivable, less allowance for doubtful accounts of $544,932 in 2014 and $582,584 in 2015	17,637,686	18,541,884
Prepaid expenses	636,552	2,802,457
Deferred tax assets	220,316	79,022
Other current assets	2,784,210	1,562,398

Total current assets	35,538,205	34,081,703
Notes receivable from related parties	1,748,092	1,468,608
Property and equipment, net	28,254,202	27,987,531
FCC broadcasting licenses	234,328,330	234,719,505
Goodwill	8,857,516	5,336,583
Other intangibles, net	1,358,026	679,479
Other assets	5,882,818	5,860,859

Total assets	$315,967,189	$310,134,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,112,500	$85,938
Accounts payable	1,120,434	2,403,133
Other current liabilities	9,794,234	8,335,147

Total current liabilities	14,027,168	10,824,218
Long-term debt, net of current portion	94,581,250	90,107,812
Deferred tax liabilities	75,996,813	77,036,439
Other long-term liabilities	819,670	1,055,367

Total liabilities	185,424,901	179,023,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,275,746 issued and 6,444,842 outstanding in 2014; 9,460,822 issued and 6,578,893 outstanding in 2015	9,276	9,461
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2014 and 2015	16,662	16,662
Additional paid-in capital	118,535,400	119,298,057
Treasury stock, Class A common stock; 2,830,904 in 2014; 2,881,929 shares in 2015	(15,107,464)	(15,361,061)
Retained earnings	27,066,481	27,064,792
Accumulated other comprehensive income	21,933	82,521

Total stockholders’ equity	130,542,288	131,110,432

Total liabilities and stockholders’ equity	$315,967,189	$310,134,268

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2014	2015
Net revenue	$13,047,411	$26,264,321

Operating expenses:
Station operating expenses (including stock-based compensation of $46,804 in 2014 and $41,791 in 2015 and excluding depreciation and amortization shown separately below)	9,421,385	19,651,996
Corporate general and administrative expenses (including stock-based compensation of $325,528 in 2014 and $230,207 in 2015)	2,194,584	2,307,208
Depreciation and amortization	492,568	863,867
Impairment loss	—	3,520,933

Total operating expenses	12,108,537	26,344,004

Operating income (loss)	938,874	(79,683)
Non-operating income (expense):
Interest expense	(1,080,812)	(1,064,069)
Loss on extinguishment of long-term debt	(6,970)	—
Other income (expense), net	261,058	1,880

Income (loss) from continuing operations before income taxes	112,150	(1,141,872)
Income tax expense (benefit)	119,868	(403,933)

Loss from continuing operations	(7,718)	(737,939)
Income from discontinued operations (net of income taxes)	2,466,528	—

Net income (loss)	2,458,810	(737,939)
Other comprehensive income (loss):
Unrealized gain (loss) on securities (net of income tax expense of $14,646 in 2014 and income tax benefit of $3,779 in 2015)	22,756	(6,116)

Comprehensive income (loss)	$2,481,566	$(744,055)

Basic and diluted net income (loss) per share:
Continuing operations	$—	$(0.03)
Discontinued operations	$0.11	$—
Net income (loss) per share	$0.11	$(0.03)
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,820,761	22,921,200
Diluted	22,908,376	22,999,488

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2014	2015
Net revenue	$40,143,834	$77,539,498

Operating expenses:
Station operating expenses (including stock-based compensation of $175,558 in 2014 and $125,373 in 2015 and excluding depreciation and amortization shown separately below)	28,089,890	56,207,610
Corporate general and administrative expenses (including stock-based compensation of $919,047 in 2014 and $788,505 in 2015)	6,812,207	7,049,243
Radio station exchange transaction costs	—	349,917
Depreciation and amortization	1,436,537	2,822,594
Impairment loss	—	3,520,933

Total operating expenses	36,338,634	69,950,297

Operating income	3,805,200	7,589,201
Non-operating income (expense):
Interest expense	(3,404,616)	(2,953,078)
Loss on extinguishment of long-term debt	(30,569)	—
Other income (expense), net	302,081	492,379

Income from continuing operations before income taxes	672,096	5,128,502
Income tax expense	834,353	2,036,015

Income (loss) from continuing operations	(162,257)	3,092,487
Income from discontinued operations (net of income taxes)	6,325,228	—

Net income	6,162,971	3,092,487
Other comprehensive income:
Unrealized gain on securities (net of income tax expense of $4,086 in 2014 and $37,434 in 2015)	5,530	60,588

Comprehensive income	$6,168,501	$3,153,075

Basic net income (loss) per share:
Continuing operations	$(0.01)	$0.14
Discontinued operations	$0.28	$—
Net income per share	$0.27	$0.14
Diluted net income (loss) per share:
Continuing operations	$(0.01)	$0.13
Discontinued operations	$0.28	$—
Net income per share	$0.27	$0.13
Dividends declared per common share	$0.135	$0.135
Weighted average shares outstanding:
Basic	22,807,413	22,907,054
Diluted	22,908,208	22,995,350

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$6,162,971	$3,092,487
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,101,970	913,878
Provision for bad debts	362,942	462,392
Depreciation and amortization	1,857,548	2,822,594
Impairment loss	—	3,520,933
Amortization of loan fees	287,193	253,098
Loss on notes receivable from related party	332,034	—
Loss on extinguishment of long-term debt	30,569	—
Deferred income taxes	4,202,800	1,241,508
Change in operating assets and liabilities:
Accounts receivable	469,397	(1,366,590)
Prepaid expenses	(1,140,901)	(2,165,905)
Other assets	86,637	1,122,560
Accounts payable	(556,925)	1,282,699
Other liabilities	(86,939)	(1,333,025)
Other operating activities	53,587	70,730

Net cash provided by operating activities	13,162,883	9,917,359

Cash flows from investing activities:
Capital expenditures	(2,612,640)	(1,807,699)
Payments for translator licenses	(155,000)	(391,175)
Payments for investments	(104,167)	(166,667)
Repayment of notes receivable from related parties	283,404	279,484

Net cash used in investing activities	(2,588,403)	(2,086,057)

Cash flows from financing activities:
Principal payments on indebtedness	(7,903,125)	(7,500,000)
Payments of loan fees	(401,736)	—
Tax benefit (shortfall) from vesting of restricted stock	107,088	(151,036)
Dividends paid	(3,077,039)	(3,090,168)
Payments for treasury stock	(377,480)	(253,597)

Net cash used in financing activities	(11,652,292)	(10,994,801)

Net decrease in cash and cash equivalents	(1,077,812)	(3,163,499)
Cash and cash equivalents at beginning of period	14,299,013	14,259,441

Cash and cash equivalents at end of period	$13,221,201	$11,095,942

Cash paid for interest	$3,117,423	$2,699,980

Cash paid for income taxes	$2,550,245	$5,166,327

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$63,500	$112,330

Property and equipment acquired through a logo agreement	$179,980	$—

Dividends declared but unpaid	$1,027,116	$1,031,636

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

In April 2015, the FASB issued guidance to simplify presentation of debt issuance costs. The guidance requires debt issuance related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to simplify the presentation of debt issuance costs related to line of credit agreements. The guidance allows debt issuance costs related to line of credit agreements to be presented as an asset and amortized over the term of the line of credit agreement. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Upon adoption of the guidance, the Company will present all debt issuance costs as a deduction from long-term debt in the balance sheet. Debt issuance costs totaled $1.3 million as of September 30, 2015.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In August 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company has not determined the impact of adoption on its financial statements.

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

The following pro forma information for the three and nine months ended September 30, 2014 assumes that the asset exchange had occurred on January 1, 2014. This pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the asset exchange actually been completed on January 1, 2014 or of results that may occur in the future.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net revenue	$27,492,007	$83,280,536
Operating income	4,703,066	15,037,743
Net income	2,282,416	6,671,622
Basic and diluted net income per share	0.10	0.29

Discontinued Operations

After completion of the asset exchange, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the three and nine months ended September 30, 2014.

A summary of discontinued operations is as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net revenue	$11,502,333	$34,500,964

Station operating expenses	7,344,422	22,168,457
Depreciation and amortization	141,668	421,011
Other (income) expense, net	—	330,416

Income from discontinued operations before income taxes	4,016,243	11,581,080
Income tax expense	1,549,715	5,255,852

Income from discontinued operations	$2,466,528	$6,325,228

A summary of operating and investing cash flows of discontinued operations for the nine months ended September 30, 2014 is as follows:

Cash flows from operating activities:
Income from discontinued operations	$6,325,228

Adjustments to reconcile income from discontinued operations to net cash used in operating activities:
Provision for bad debts	108,994
Depreciation and amortization	421,011
Loss on notes receivable from related party	332,034
Change in operating assets and liabilities
Accounts receivable	(263,602)
Prepaid expenses	33,579
Other assets	(100,084)
Accounts payable	(287,269)
Other liabilities	4,723,219
Other operating activities	(12,456,661)

Net cash used in operating activities	$(1,163,551)

Cash flows from investing activities:
Capital expenditures	$(300,892)
Repayment of notes receivable from related parties	11,003

Net cash used in investing activities	$(289,889)

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	FCC Broadcasting Licenses

The change in the carrying amount of FCC broadcasting licenses for the nine months ended September 30, 2015 is as follows:

Balance as of December 31, 2014	$234,328,330
Translator licenses	391,175

Balance as of September 30, 2015	$234,719,505

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

(5)	Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2015 is as follows:

Balance as of December 31, 2014	$8,857,516
Impairment loss	(3,520,933)

Balance as of September 30, 2015	$5,336,583

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units.

As a result of its qualitative assessment during the third quarter of 2015, the Company determined it was more likely than not that the fair value of the Wilmington market cluster was less than its carrying amount. The Company determined that the Wilmington market cluster would not meet its cash flow projections for 2015 primarily due to a continuing decrease in cash flows and a decline in ratings during the third quarter of 2015. Therefore the Company performed the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The first step test indicated that the carrying amount of the goodwill in the Wilmington market cluster exceeded its fair value, therefore the Company was required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. As a result of the second step test, the Company recorded an impairment loss of $3.5 million, which reflects 100% of the goodwill in its Wilmington market cluster, during the third quarter of 2015.

The fair value of the Wilmington market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected revenues, projected growth rate for revenues, projected station operating income margins, and a discount rate. The key assumptions in the discounted cash flow analyses are as follows:

Long-term revenue growth rate	2.5%
Station operating income margins	23.5% - 50%
Discount rate	9.5%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2014	September 30, 2015
Term loan	$97,693,750	$90,193,750
Revolving credit facility	—	—

	97,693,750	90,193,750
Less current installments	(3,112,500)	(85,938)

	$94,581,250	$90,107,812

As of September 30, 2015, the credit facility consisted of a term loan with a remaining balance of $90.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2015, the Company had $4.5 million in available commitments under its revolving credit facility. At the Company’s election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.9% as of September 30, 2015 and matures on August 9, 2019.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through December 31, 2015 must not exceed 4.0 times its consolidated operating cash flow for the four quarters then ended. The maximum ratio is 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to the Company’s lenders for repayment of the outstanding balance of the credit facility. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2015, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $90.2 million. The guarantees for the credit facility expire on August 9, 2019.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$—
2016	2,003,126
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$90,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of its credit agreement could result in the acceleration of the maturity of its outstanding debt. The Company believes that it will have sufficient liquidity and capital resources to permit it to meet its financial obligations for at least the next twelve months. As of September 30, 2015, the Company was in compliance with all applicable financial covenants under its credit agreement.

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

A summary of restricted stock activity under the 2007 Plan for the three months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2015	323,901	$5.96
Granted	—	—
Vested	(7,500)	8.49
Forfeited	—	—

Unvested as of September 30, 2015	316,401	$5.90

As of September 30, 2015, there was $1.1 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

(8)	Income Taxes

The Company’s effective tax rate was approximately 35% and 40% for the three and nine months ended September 30, 2015, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

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

(9)	Related Party Transactions

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

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.5 million as of September 30, 2015, compared with a fair value of $1.4 million based on current market interest rates. The carrying amount of notes receivable from related parties was $1.7 million as of December 31, 2014, compared with a fair value of $1.7 million based on market rates at that time.

The carrying amount of long term debt, including the current installments, was $90.2 million as of September 30, 2015 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $97.7 million as of December 31, 2014 and approximated fair value based on market rates at that time.

(11)	Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the third quarter of 2015, the Company estimated the fair value of goodwill in its Wilmington market cluster using significant unobservable inputs (Level 3) and recorded an impairment loss of $3.5 million.

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

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. Following the disposition of WYDU-AM in Fayetteville, NC on July 31, 2015, we own and operate 52 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

As a result of our qualitative assessment of goodwill during the third quarter of 2015, we determined it was more likely than not that the fair value of the Wilmington market cluster was less than its carrying amount. We determined that the Wilmington market cluster would not meet its cash flow projections for 2015 primarily due to a continuing decrease in cash flows and a decline in ratings during the third quarter of 2015. Therefore we performed the two-step impairment test. As a result of the second step test, we recorded an impairment loss of $3.5 million, which reflects 100% of the goodwill in our Wilmington market cluster, during the third quarter of 2015.

On August 19, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 9, 2015, to stockholders of record on September 30, 2015. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On July 31, 2015, we completed the disposition of WYDU-AM in Fayetteville, NC to WEDU Broadcasting, Inc. (“WEDU”) for $75,000. We received $7,500 in cash and a $67,500 note receivable from WEDU. The note carries interest at 5% and matures on July 31, 2017.

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

Our net revenue is generally determined by the advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels. Advertising rates are primarily based on the following factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by Nielson Audio;

•	the number of radio stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the third quarter of 2015.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2014	2015	$	%
Net revenue	$13,047,411	$26,264,321	$13,216,910	101.3%
Station operating expenses	9,421,385	19,651,996	10,230,611	108.6
Corporate general and administrative expenses	2,194,584	2,307,208	112,624	5.1
Depreciation and amortization	492,568	863,867	371,299	75.4
Impairment loss	—	3,520,933	3,520,933	—
Income tax expense (benefit)	119,868	(403,933)	(523,801)	(437.0)
Income from discontinued operations (net of income taxes)	2,466,528	—	(2,466,528)	(100.0)
Net income (loss)	2,458,810	(737,939)	(3,196,749)	(130.0)

Net Revenue. Net revenue from continuing operations increased $13.2 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Significant factors affecting net revenue included $6.9 million in additional advertising revenue from our Charlotte market cluster and $6.2 million in additional advertising revenue from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, and a $0.3 million increase in advertising revenue from our Fort Myers-Naples market cluster, partially offset by a $0.3 million decrease in advertising revenue from our Las Vegas market cluster. Net revenue for the three months ended September 30, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $10.2 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Significant factors affecting station operating expenses included $5.0 million in additional expenses from our Tampa-Saint Petersburg market cluster, $4.7 million in additional expenses from our Charlotte market cluster, and a 0.3 million increase in station operating expenses at our Fort Myers-Naples market cluster. Station operating expenses for the three months ended September 30, 2015 were comparable to station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended September 30, 2015 were comparable to the same period in 2014.

Depreciation and Amortization. The $0.4 million increase in depreciation and amortization during the three months ended September 30, 2015 was primarily due to $0.2 million in additional expense from our Charlotte market cluster and $0.1 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

Impairment Loss. As a result of our qualitative assessment of goodwill during the third quarter of 2015, we determined it was more likely than not that the fair value of the Wilmington market cluster was less than its carrying amount. We determined that the Wilmington market cluster would not meet its cash flow projections for 2015 primarily due to a continuing decrease in cash flows and a decline in ratings during the third quarter of 2015. Therefore we performed the two-step impairment test. As a result of the second step test, we recorded an impairment loss of $3.5 million, which reflects 100% of the goodwill in our Wilmington market cluster, during the third quarter of 2015.

Income Tax Expense (Benefit). Our effective tax rate was approximately 35% and 40% for the three months ended September 30, 2015 and 2014, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the three months ended September 30, 2014.

Net Income. Net income during the three months ended September 30, 2015 decreased $3.2 million as a result of the factors described above.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2014	2015	$	%
Net revenue	$40,143,834	$77,539,498	$37,395,664	93.2%
Station operating expenses	28,089,890	56,207,610	28,117,720	100.1
Corporate general and administrative expenses	6,812,207	7,049,243	237,036	3.5
Radio station exchange transaction costs	—	349,917	349,917	—
Depreciation and amortization	1,436,537	2,822,594	1,386,057	96.5
Impairment loss	—	3,520,933	3,520,933	—
Interest expense	3,404,616	2,953,078	(451,538)	(13.3)
Income tax expense	834,353	2,036,015	1,201,662	144.0
Income from discontinued operations (net of income taxes)	6,325,228	—	(6,325,228)	(100.0)
Net income	6,162,971	3,092,487	(3,070,484)	(49.8)

Net Revenue. Net revenue from continuing operations increased $37.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Significant factors affecting net revenue included $20.2 million in additional advertising revenue from our Charlotte market cluster and $18.3 million in additional advertising revenue from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, and a $0.5 million increase in advertising revenue from our Fort Myers-Naples market cluster, partially offset by a $1.0 million decrease in advertising revenue from our Las Vegas market cluster and a $0.5 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the nine months ended September 30, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $28.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Significant factors affecting station operating expenses included $14.0 million in additional expenses from our Charlotte market cluster and $13.8 million in additional expenses from our Tampa-Saint Petersburg market cluster. Station operating expenses for the nine months ended September 30, 2015 were comparable to station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the nine months ended September 30, 2015 were comparable to the same period in 2014.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio, we incurred additional transaction costs of $0.3 million during the nine months ended September 30, 2015.

Depreciation and Amortization. The $1.4 million increase in depreciation and amortization during the nine months ended September 30, 2015 was primarily due to $0.9 million in additional expense from our Charlotte market cluster and $0.4 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

Impairment Loss. As a result of our qualitative assessment of goodwill during the third quarter of 2015, we determined it was more likely than not that the fair value of the Wilmington market cluster was less than its carrying amount. We determined that the Wilmington market cluster would not meet its cash flow projections for 2015 primarily due to a continuing decrease in cash flows and a decline in ratings during the third quarter of 2015. Therefore we performed the two-step impairment test. As a result of the second step test, we recorded an impairment loss of $3.5 million, which reflects 100% of the goodwill in our Wilmington market cluster, during the third quarter of 2015.

Interest Expense. Interest expense decreased $0.5 million during the nine months ended September 30, 2015. The primary factor affecting interest expense was a decrease in long-term debt outstanding.

Income Tax Expense. Our effective tax rate was approximately 40% for the nine months ended September 30, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. Our effective tax rate for continuing and discontinued operations combined was approximately 50% for the nine months ended September 30, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The increase in the effective tax rate for the nine months ended September 30, 2014 as compared to the same period in 2015 also reflects a $1.4 million increase from a change to our federal tax rate partially offset by a $0.3 million decrease from a change to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the nine months ended September 30, 2014.

Net Income. Net income during the nine months ended September 30, 2015 decreased $3.1 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. We paid $0.3 million to repurchase 51,025 shares during the nine months ended September 30, 2015.

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

We paid cash dividends of $3.1 million during the nine months ended September 30, 2015. Also, on August 19, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 9, 2015, to stockholders of record on September 30, 2015.

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

The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2014 and 2015 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2014	2015
Net cash provided by operating activities	$13,162,883	$9,917,359
Net cash used in investing activities	(2,588,403)	(2,086,057)
Net cash used in financing activities	(11,652,292)	(10,994,801)

Net decrease in cash and cash equivalents	$(1,077,812)	$(3,163,499)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $3.2 million during the nine months ended September 30, 2015. Significant factors affecting this decrease in net cash provided by operating activities included a $2.6 million increase in income tax payments and a $1.6 million increase in cash paid for station operating expenses, partially offset by a $1.1 million increase in cash receipts from the sale of advertising airtime.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2015 included payments of $1.8 million for capital expenditures and payments of $0.4 million for translator licenses. Net cash used in investing activities for the same period in 2014 included payments of $2.6 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2015 included repayments of $7.5 million under our credit facility and payments of $3.1 million for cash dividends. Net cash used in financing activities for the same period in 2014 included repayments of $7.9 million under our credit facility, payments of $3.1 million for cash dividends, payments of $0.4 million for loan fees related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock.

Credit Facility. As of September 30, 2015, the credit facility consisted of a term loan with a remaining balance of $90.2 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2015, we had $4.5 million in available commitments under our revolving credit facility. At our election, the credit facility may bear interest at either (i) adjusted LIBOR, as defined in the credit agreement, plus a margin ranging from 2.75% to 4.75% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.75% to 3.75% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on adjusted LIBOR, at 3.9% as of September 30, 2015 and matures on August 9, 2019.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through December 31, 2015 must not exceed 4.0 times our consolidated operating cash flow for the four quarters then ended. The maximum ratio is 3.75 times for 2016, 3.25 times for 2017, and 3.0 times thereafter.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. The guarantees were issued to our lenders for repayment of the outstanding balance of the credit facility. If we default under the terms of the credit agreement, we and our applicable subsidiaries may be required to perform under their guarantees. As of September 30, 2015, the maximum amount of undiscounted payments and our applicable subsidiaries would have been required to make in the event of default was $90.2 million. The guarantees for the credit facility expire on August 9, 2019.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2015 and the next four years are as follows:

2015	$—
2016	2,003,126
2017	7,668,752
2018	8,946,876
2019	71,574,996

Total	$90,193,750

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2015, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.39 times, and our interest coverage ratio was 6.59 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risks affecting our Company during the third quarter of 2015

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 – 31, 2015	—	—	—	$1,000,000
August 1 – 31, 2015	—	—	—	1,000,000
September 1 – 30, 2015	1,875	$4.04	—	1,000,000

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.0 million per year. All shares purchased during the three months ended September 30, 2015, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 6, 2015	/s/ George G. Beasley
	Name:	George G. Beasley
	Title:	Chairman of the Board and Chief
Executive Officer

Dated: November 6, 2015	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)