Form 10-K
period 2015-12-31
BEASLEY BROADCAST GROUP INC
filed 2016-02-26
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $21,466,518 based on the number of shares outstanding as of such date and the closing price of $4.63 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 6,530,027 Shares Outstanding as of February 16, 2016

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of February 16, 2016

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Recent Developments

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to a related party for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to a related party for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

On December 8, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 8, 2016, to stockholders of record on December 31, 2015. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On November 30, 2015, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were primarily used to repay the old credit facility. The credit facility consists of a term loan of $91.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At our option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility matures on November 30, 2020. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2015.

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

Several years ago, the FCC authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. Current FCC requirements call for surrender of either the expanded band license or the existing band license. This surrender obligation is currently suspended while the FCC evaluates third party proposals to allow for the sale rather than surrender of one of the two licenses, including a proposal to allow such a sale to a qualifying “small business.” The surrender of either license will have no material impact on our results of operations or financial condition. As part of an Order released in October 2015 with respect to revitalization of the AM band (“AM Improvement Order”) the FCC launched a Notice of Inquiry with respect to the AM expanded band. The NOI seeks comments regarding whether AM expanded band licenses should be made available to additional stations and whether technical parameters applicable to expanded band stations should be modified.

The FCC also permits AM and FM radio stations to operate FM translators and FM stations to operate FM booster stations. These are low power secondary stations that retransmit the programming of a radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. Boosters operate on the same frequency as the station being retransmitted and translators operate on a different frequency.

The AM Improvement Order implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, in an effort to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. During these windows an AM station will be permitted to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules. Only Class C and Class D AM stations, which are smaller, are eligible for the first window which opened January 29, 2016. All AM stations are eligible for the second window which is scheduled to open on July 29, 2016. Any AM station that receives an FM translator station license pursuant to one of the windows will be required to rebroadcast the paired AM station on the modified FM translator for four years. We intend to file applications during these windows for some of our AM stations.

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

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. Because of the numerous questions raised in applying the case by case review to broadcast licensees, in October 2015 the FCC issued a Notice of Proposed Rulemaking (“NPRM”) with respect to the applicability of foreign ownership rules to broadcast licensees. Generally, the FCC proposes to apply the same procedures it uses to review foreign ownership of non-broadcast licensees to broadcast licensees. Significantly, the FCC proposes to require broadcast licensees to disclose and seek approval only for foreign owners that would have an attributable interest in a licensee under the broadcast attribution rules. This change, if adopted, would make it easier for broadcast licensees to seek foreign investors that would hold non-attributable interests. The FCC has also sought comments on whether it should revise the methods that broadcast licensees may use to track and compute the amount of equity owned by foreign entities or individuals. The NPRM is pending. Adoption of the proposed rule changes could increase the amount of capital broadcast licensees obtain from foreign investors. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In December 2011, the FCC issued a Notice of Proposed Rulemaking with respect to its 2010 quadrennial review. In April 2014, the FCC issued an order concluding that Joint Sales Agreements between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time, but did not address any other changes in the multiple ownership rules that had been proposed. The FCC issued a Further Notice of Proposed Rulemaking to initiate its 2014 quadrennial review of the multiple ownership rules, and directed that the record from the 2010 quadrennial review — which proposed changes to the newspaper-broadcast cross-ownership rule and the elimination of the radio-television cross-ownership rule — be incorporated as part of the 2014 review. The 2014 review remains pending.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although there are pending rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Complaints from listeners concerning a radio station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed and considered by the FCC at any time. Such complaints are required to be maintained in the radio station’s public file which is generally located at a station’s main studio. In December 2014, the FCC issued a rulemaking proposing to require radio stations’ public inspection files to be hosted on an FCC-maintained website, as is required for television station public files. The FCC will vote on an Order adopting this change in late January 2016. If this change is adopted, the materials in our stations’ public files would become more widely accessible. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. In 2014 and 2015, the FCC released several orders establishing rules and procedures for the auctions. Television stations that desire to participate in the reverse auction for broadcast spectrum were required to file applications by January 12, 2016 and wireless companies that desire to participate in the forward auction to purchase spectrum must file applications by early February 2016. The FCC must complete the incentive auctions by September 30, 2022, and has announced that as of now it intends to commence the auctions by March 29, 2016. The auction is expected to continue for several months.

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

HD Radio

The FCC selected In-Band On-Channel technology as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first calendar quarter of the year.

Employees

As of February 16, 2016, we had a staff of 483 full-time employees and 326 part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These risks include, but are not limited to:

•	shifts in population, demographics or audience preferences;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

The main source of our revenue is the sale of advertising. Our ability to sell advertising can be affected by, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of the programming offered by our stations;

•	changes in population, demographics or audience preferences in the areas where our stations are located;

•	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities, including increased competition from other advertising-based mediums and new technologies;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control.

In addition, we believe that for most businesses advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending.

Further, our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats and the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

Additionally, unfavorable changes in economic conditions as well as declining consumer confidence, recession and other factors could lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations. We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a decline in revenues, which may negatively impact our financial condition and results of operations.

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

Our radio stations could suffer a reduction in audience ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete more directly with, one of our radio stations;

•	a new radio station was to adopt a comparable format or if an existing competitor were to improve its audience share; or

•	a current or new advertising alternative increased its share of local and national advertising revenue.

Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenues.

Further, advertising revenue may vary from even- to odd-numbered years based on the volatility and unpredictability of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years, has the potential to create fluctuations in our operating results on a year-to-year basis. In addition, political advertising revenue is dependent on the level of political advertising expenditures and competitiveness of elections within each local market.

We may not remain competitive if we do not respond to changes in technology, standards and services that affect our industry.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of alternate media platforms, technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	personal digital audio devices (e.g. smart phones, tablets);

•	satellite delivered digital audio radio services that offer numerous programming channels and the sound quality of compact discs;

•	internet-based audio music services;

•	audio programming by internet content providers, internet radio stations, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and

•	vehicles equipped with internet connectivity that increase the number of audio platforms available in vehicles.

These new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

Such new media and technology has resulted in increased fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have across any of our business segments or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute in these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.

Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict.

Ratings for broadcast stations and traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues. For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues, or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.

Finally, the costs of developing and distributing content and programming most popular with the public may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2015, we had long-term debt of $89.8 million and stockholders’ equity of $133.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

As of December 31, 2015, our FCC broadcasting licenses and goodwill represented 77.0% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. The valuation of our FCC broadcasting licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC broadcasting licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and 14 radio stations located there. These radio stations contributed 35.0% of our net revenue in 2015. Although the 2015 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The failure or destruction of the internet, satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.

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

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business’ reputation.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.

Vigorous enforcement of the FCC’s indecency rules could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6am and 10pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. In April 2013, the FCC requested comments on its indecency policy. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015 issued a Notice of Apparent Liability for the maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

The FCC’s Proposed Incentive Auctions may result in a loss of spectrum for broadcast stations and potentially adversely impact our ability to compete by potentially increasing spectrum for use by wireless carriers.

In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In 2014 and 2015, the FCC released several Orders establishing rules and procedures for the auctions. If successful, the incentive auction will make available more spectrum for use by wireless carriers, which may increase the competitive impact that audio platforms delivered via broadband and wireless technologies pose to the radio broadcast industry. The FCC must complete the auction by September 30, 2022, and has announced that as of now it intends to commence the auction on March 29, 2016.

At this time we cannot predict the outcome of the incentive auctions and repacking of broadcast television spectrum into smaller amounts of available spectrum, or the impact such items will have on our business.

Our business depends on the efforts of key personnel and the loss of any one of them could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including certain on-air personalities, and George G. Beasley, our Chairman of the Board and Chief Executive Officer. Mr. Beasley is 83 years old. We believe the unique combination of skills and experience possessed by Mr. Beasley would be difficult to replace and that the loss of Mr. Beasley’s or other key executives’ expertise could impair our ability to execute our operating and acquisition strategies.

We may lose key on-air talent to competing radio stations or other types of media competitors.

We compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which would negatively impact our business, financial condition or results of operations.

Our Chairman of the Board and Chief Executive Officer controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 61.4% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

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

As of February 16, 2016, we own or lease property for our radio stations in the following locations:

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

The land in Camden, NJ is leased from Beasley Family Towers, LLC which is partially held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members.

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

The property in Las Vegas, NV is leased from GGB Las Vegas, LLC, which is controlled by George G. Beasley.

In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley.

No one property is material to us. We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

We currently and from time to time are involved in ordinary routine litigation incidental to the conduct of our business including indecency claims and related proceedings at the FCC, but we are not a party to any lawsuit or other proceedings that, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

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

Fiscal 2015	High	Low
First Quarter	$5.54	$4.79
Second Quarter	5.18	4.23
Third Quarter	5.00	3.80
Fourth Quarter	4.47	2.75

Fiscal 2014	High	Low
First Quarter	$9.61	$8.65
Second Quarter	9.20	5.31
Third Quarter	7.48	5.18
Fourth Quarter	6.00	4.50

Holders

As of February 16, 2016, there were approximately 113 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million in 2015 and $6.0 million for each year thereafter. We paid cash dividends of $4.1 million in 2014 and 2015. On December 8, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 8, 2016, to stockholders of record on December 31, 2015. We intend to pay quarterly cash dividends in 2016, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2015	—	—	—	$1,000,000
November 1 – 30, 2015	—	—	—	1,000,000
December 1 – 31, 2015	250	$3.23	—	1,000,000

Total	250

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended December 31, 2015, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	—	—	2,160,742
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	—		2,160,742

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to a related party for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to a related party for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

On December 8, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 8, 2016, to stockholders of record on December 31, 2015. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

On November 30, 2015, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were primarily used to repay the old credit facility. The credit facility consists of a term loan of $91.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility includes a $5.0 million sub-limit for letters of credit. At our option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility matures on November 30, 2020. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2015.

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

FCC Broadcasting Licenses. As of December 31, 2015, FCC broadcasting licenses with an aggregate carrying amount of $234.7 million represented 75.4% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

We assessed qualitative factors including cost factors, financial performance, industry and market conditions, and macroeconomic conditions during 2015 and determined that it was not more likely than not that the fair value of our licenses in Atlanta, GA, Augusta, GA, Boston, MA, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Philadelphia, PA, and West Palm Beach-Boca Raton, FL was less than their respective carrying amounts therefore we did not perform the quantitative impairment test for the licenses in these market clusters in 2015.

However, due to the amount by which fair value, as determined during the quantitative impairment test performed as of November 30, 2014, exceeded the respective carrying amounts in Charlotte, NC, Las Vegas, NV, Tampa-Saint Petersburg, FL, and Wilmington, DE and the recognition of impairment losses in prior years in Las Vegas, NV and Wilmington, DE, we elected to perform the quantitative impairment test for the licenses in these market clusters in 2015.

We estimate the fair value of our licenses in Charlotte, NC, Las Vegas, NV, Tampa-Saint Petersburg, FL, and Wilmington, DE using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity).

As of November 30, 2015, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 2.0%
Market revenue shares at maturity	20.4% - 30.7%
Operating income margins at maturity	32.8% - 38.0%
Discount rate	9.0%

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

The carrying amount of FCC broadcasting licenses for Charlotte, NC, Las Vegas, NV, Tampa-Saint Petersburg, FL, and Wilmington, DE and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Charlotte, NC	$60,303,300	9.2%
Las Vegas, NV	36,621,712	9.4
Tampa-Saint Petersburg, FL	61,491,700	14.6
Wilmington, DE	19,496,000	9.6

As a result of the quantitative impairment test performed for Charlotte, NC, Las Vegas, NV, Tampa-Saint Petersburg, FL, and Wilmington, DE as of November 30, 2015, we recorded no impairment losses related to our FCC broadcasting licenses for these reporting units. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Goodwill. As of December 31, 2015, goodwill with an aggregate carrying amount of $5.3 million represented 1.7% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

We assessed qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance in 2015 and determined that it was not more likely than not that the fair value of any of our reporting units, except Wilmington, was less than their respective carrying amounts. Therefore we did not perform the two-step impairment test for any of our reporting units, except Wilmington, in 2015. No impairment losses related to our goodwill were recorded, except for Wilmington, in 2015 however there can be no assurance that impairments of our goodwill will not occur in future periods.

We determined that the Wilmington market cluster would not meet its cash flow projections for 2015 primarily due to a continuing decrease in cash flows and a decline in ratings during the third quarter of 2015. Therefore we performed the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The first step test indicated that the carrying amount of the goodwill in the Wilmington market cluster exceeded its fair value, therefore we were required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. As a result of the second step test, we recorded an impairment loss of $3.5 million, which reflects 100% of the goodwill in our Wilmington market cluster, during the third quarter of 2015.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2015. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following summary table presents a comparison of our results of continuing operations for the years ended December 31, 2014 and 2015 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2014	2015	$	%
Net revenue	$58,705,903	$105,946,670	$47,240,767	80.5%
Station operating expenses	40,351,258	75,609,147	35,257,889	87.4
Corporate general and administrative expenses	8,923,117	8,983,860	60,743	0.7
Radio station exchange transaction costs	1,261,318	349,917	(911,401)	(72.3)
Employee termination expenses	458,585	—	(458,585)	(100.0)
Depreciation and amortization	2,151,949	3,834,992	1,683,043	78.2
Impairment loss	—	3,520,933	3,520,933	—
Interest expense	4,375,129	3,967,794	(407,335)	(9.3)
Loss on modification of long-term debt	30,569	558,856	528,287	1728.2
Other income (expense), net	326,282	881,938	555,656	170.3
Income tax expense	514,275	3,640,787	3,126,512	607.9
Income from discontinued operations (net of income taxes)	39,033,382	—	(39,033,382)	(100.0)
Net income	39,999,367	6,362,322	(33,637,045)	(84.1)

Net Revenue. Net revenue from continuing operations increased $47.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Significant factors affecting net revenue included $24.9 million in additional advertising revenue from our Charlotte market cluster and $23.6 million in additional advertising revenue from our Tampa-Saint Petersburg market cluster, both of which were acquired on December 1, 2014, and a $0.7 million increase in advertising revenue from our Fort Myers-Naples market cluster, partially offset by a $1.4 million decrease in advertising revenue from our Las Vegas market cluster and a $0.7 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the year ended December 31, 2015 was comparable to net revenue for the same period in 2014 at our remaining market clusters.

Station Operating Expenses. Station operating expenses from continuing operations increased $35.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Significant factors affecting station operating expenses included $17.4 million in additional expenses from our Tampa-Saint Petersburg market cluster and $17.1 million in additional expenses from our Charlotte market cluster. Station operating expenses for the year ended December 31, 2015 were comparable to station operating expenses for the same period in 2014 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the year ended December 31, 2015 were comparable to the same period in 2014.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio, we incurred transaction costs of $1.3 million in 2014 and $0.3 million in 2015.

Employee Termination Expenses. In connection with the asset exchange with CBS Radio, we incurred employee termination expenses of $0.5 million in 2014.

Depreciation and Amortization. The $1.7 million increase in depreciation and amortization during the year ended December 31, 2015 was primarily due to $0.9 million in additional expense from our Charlotte market cluster and $0.5 million in additional expense from our Tampa-Saint Petersburg market cluster as compared to the same period in 2014.

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

Interest Expense. Interest expense decreased $0.4 million during the year ended December 31, 2015. The primary factor affecting interest expense was a decrease in long-term debt outstanding.

Loss on Modification of Long-Term Debt. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $0.6 million during the year ended December 31, 2015. In connection with the amendment of the old credit agreement, we recorded a loss on modification of long-term debt of approximately $31,000 during the year ended December 31, 2014.

Other Income (Expense), Net. Other income (expense), net increased $0.6 million during the year ended December 31, 2015. Significant factors affecting other income (expense), net included the receipt of insurance proceeds of $0.4 million related to a radio tower damaged by severe weather in our Augusta market and the recognition of a deferred gain of $0.3 million related to a radio tower sale. These increases were partially offset by a $0.1 million loss from fire damage in our New Bern market.

Income Tax Expense. Our effective tax rate was approximately 36% for the year ended December 31, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2015 also reflects a $0.4 million decrease from a change to our effective state tax rate. Our effective tax rate for continuing and discontinued operations combined was approximately 43% for the year ended December 31, 2014. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2014 also reflects a $1.1 million increase from a change to our federal tax rate and a $2.0 million decrease from changes to our effective state tax rate.

Income from Discontinued Operations. The results of operations for WRDW-FM and WXTU-FM in the Philadelphia radio market and WKIS-FM, WPOW-FM and WQAM-AM in the Miami-Fort Lauderdale radio market have been reported as discontinued operations for the year ended December 31, 2014. We recorded a $54.3 million gain on exchange of radio stations in discontinued operations during the fourth quarter of 2014.

Net Income. Net income during the year ended December 31, 2015 decreased $33.6 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.3 million to repurchase 51,275 shares in 2015.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million in 2015 and $6.0 million for each year thereafter. We paid cash dividends of $4.1 million in 2014 and 2015. On December 8, 2015, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 8, 2016, to stockholders of record on December 31, 2015.

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

The following summary table presents a comparison of our capital resources for the years ended December 31, 2014 and 2015 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2014	2015
Net cash provided by operating activities	$16,913,700	$14,371,755
Net cash provided by (used in) investing activities	(2,931,179)	55,471
Net cash used in financing activities	(14,022,093)	(14,368,173)

Net increase (decrease) in cash and cash equivalents	$(39,572)	$59,053

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $2.5 million during the year ended December 31, 2015. Significant factors affecting this decrease in net cash provided by operating activities included a $5.0 million increase in cash paid for station operating expenses and a $2.5 million increase in income tax payments, partially offset by a $2.8 million increase in cash receipts from the sale of advertising airtime and a $1.4 million decrease in transaction costs and employee termination expenses related to the asset exchange with CBS Radio in 2014.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the year ended December 31, 2015 included payments of $2.1 million for capital expenditures, a $0.8 million increase in restricted cash from radio tower sales proceeds placed with a qualified intermediary, and payments of $0.4 million for translator licenses partially offset by proceeds of $1.7 million from sales of radio towers and repayments of $1.7 million for notes receivable from related parties which were repaid in full in 2015. Net cash used in investing activities for the same period in 2014 included payments of $3.0 million for capital expenditures, and repayments of $0.4 million for notes receivable from related parties.

Net Cash Used In Financing Activities. Net cash used in financing activities during the year ended December 31, 2015 included repayments of $9.5 million under our credit facility, payments of $4.1 million for cash dividends, payments of $1.1 million for debt issuance costs related to the new credit agreement partially offset by borrowings of $0.8 million from our credit facility. Net cash used in financing activities for the same period in 2014 included repayments of $9.2 million under our credit facility, payments of $4.1 million for cash dividends, payments of $0.4 million for debt issuance costs related to the amended credit agreement, and payments of $0.4 million for repurchases of our Class A common stock.

Credit Facility. On November 30, 2015, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were primarily used to repay the old credit facility. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2015.

As of December 31, 2015, the credit facility consisted of a term loan with a remaining balance of $89.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2015, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.9% as of December 31, 2015 and matures on November 30, 2020.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through September 30, 2016 must not exceed 4.5 times our consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2016 through March 31, 2017, the maximum ratio is 4.25 times. For the period from April 1, 2017 through December 31, 2017, the maximum ratio is 4.0 times. The maximum ratio is 3.75 for 2018, 3.5 times for 2019, and 3.0 times for 2020.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

The new credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2015, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $89.0 million. The guarantees for the credit facility expire on November 30, 2020.

On February 23, 2016, a waiver was granted by the lenders party to our credit agreement which allowed us to enter certain lease agreements with related parties. See “Related Party Transactions” elsewhere in this Item and Note 15 to the accompanying financial statements for additional information on the lease transactions.

The aggregate scheduled principal repayments of the credit facility for the next five years are as follows:

2016	1,412,500
2017	5,118,750
2018	6,825,000
2019	7,393,750
2020	68,250,000

Total	$89,000,000

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2015, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 3.23 times, and our interest coverage ratio was 6.58 times.

Related Party Transactions

Beasley Family Towers, LLC

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

On August 4, 2006, we entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the year ended December 31, 2015. On November 17, 2015, two of the towers were sold to an unrelated party and $0.3 million of the gain deferred in 2006 was recognized and reported in other income (expense), net. In addition, BFT prepaid rent of $0.7 million on our behalf to the unrelated party. Repayments of prepaid rent to BFT were approximately $8,000 for the year ended December 31, 2015.

Wintersrun Communications, LLC

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will not be recognized until our continuing involvement is no longer present.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for the year ended December 31, 2015.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 for the year ended December 31, 2015.

Digital PowerRadio, LLC

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC (“DPR”) in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, and $166,667 on April 3, 2015 which maintained our ownership interest at approximately 20% of the outstanding units. We may be called upon to make additional pro rata cash contributions to DPR in the future. DPR is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Family Towers, LLC

In December 2000, we finalized the sale of most of our radio towers and related real estate assets to BFT for $5.1 million in unsecured notes. As of December 31, 2014, the aggregate outstanding balance of the notes receivable was $1.7 million. On November 30, 2015, the notes were repaid in full. Interest income on the notes receivable from BFT was approximately $37,000 for the year ended December 31, 2015.

We lease radio towers for 23 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.5 million for the year ended December 31, 2015.

Wintersrun Communications, LLC

We leased a radio tower for one radio station in Augusta, GA from Wintersrun. Rental expense was approximately $24,000 for the year ended December 31, 2015. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on our behalf to the unrelated party. Repayments of prepaid rent to Wintersrun were approximately $6,000 for the year ended December 31, 2015.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for the year ended December 31, 2015.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2015.

As of December 31, 2015, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2016	$1,017,828
2017	1,032,043
2018	1,046,714
2019	783,772
2020	652,230
Thereafter	1,069,479

Total	$5,602,066

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Inflation

For the years ended December 31, 2014 and 2015, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

Naples, Florida

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index in Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

February 26, 2016

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,259,441	$14,318,494
Accounts receivable, less allowance for doubtful accounts of $544,932 in 2014 and $596,380 in 2015	17,637,686	19,847,536
Prepaid expenses	636,552	1,896,491
Other current assets	2,784,210	1,017,059

Total current assets	35,317,889	37,079,580
Restricted cash	—	743,195
Notes receivable from related parties	1,748,092	—
Property and equipment, net	28,254,202	27,523,353
FCC broadcasting licenses	234,328,330	234,719,505
Goodwill	8,857,516	5,336,583
Other intangibles, net	1,358,026	544,238
Other assets	4,326,826	5,455,441

Total assets	$314,190,881	$311,401,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,112,500	$1,484,048
Accounts payable	1,120,434	1,827,003
Other current liabilities	9,864,528	7,588,106

Total current liabilities	14,097,462	10,899,157
Due to related parties	—	952,465
Long-term debt, net of current installments and unamortized debt issuance costs	93,025,258	86,461,778
Deferred tax liabilities	75,776,497	77,739,201
Other long-term liabilities	749,376	1,812,219

Total liabilities	183,648,593	177,864,820
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,275,746 issued and 6,444,842 outstanding in 2014; 9,449,956 issued and 6,567,777 outstanding in 2015	9,276	9,450
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2014 and 2015	16,662	16,662
Additional paid-in capital	118,535,400	119,495,619
Treasury stock, Class A common stock; 2,830,904 shares in 2014; 2,882,179 shares in 2015	(15,107,464)	(15,361,869)
Retained earnings	27,066,481	29,302,054
Accumulated other comprehensive income	21,933	75,159

Total stockholders’ equity	130,542,288	133,537,075

Total liabilities and stockholders’ equity	$314,190,881	$311,401,895

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2015
Net revenue	$58,705,903	$105,946,670

Operating expenses:
Station operating expenses (including stock-based compensation of $101,362 in 2014 and $110,781 in 2015 and excluding depreciation and amortization shown separately below)	40,351,258	75,609,147
Corporate general and administrative expenses (including stock-based compensation of $1,216,540 in 2014 and $1,002,110 in 2015)	8,923,117	8,983,860
Radio station exchange transaction costs	1,261,318	349,917
Employee termination expenses	458,585	—
Depreciation and amortization	2,151,949	3,834,992
Impairment loss	—	3,520,933

Total operating expenses	53,146,227	92,298,849

Operating income	5,559,676	13,647,821
Non-operating income (expense):
Interest expense	(4,375,129)	(3,967,794)
Loss on modification of long-term debt	(30,569)	(558,856)
Other income (expense), net	326,282	881,938

Income from continuing operations before income taxes	1,480,260	10,003,109
Income tax expense	514,275	3,640,787

Income from continuing operations	965,985	6,362,322
Income from discontinued operations (net of income taxes)	39,033,382	—

Net income	39,999,367	6,362,322
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax benefit of $1,770 in 2014 and income tax expense of $32,494 in 2015)	(2,689)	53,226

Comprehensive income	$39,996,678	$6,415,548

Basic net income per share:
Continuing operations	$0.04	$0.28
Discontinued operations	$1.71	$—
Net income per share	$1.75	$0.28
Diluted net income per share:
Continuing operations	$0.04	$0.28
Discontinued operations	$1.70	$—
Net income per share	$1.74	$0.28
Dividends declared per common share	$0.18	$0.18
Weighted average shares outstanding:
Basic	22,811,825	22,911,727
Diluted	22,944,815	23,025,720

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock							Retained	Accumulated
					Additional			Earnings	Other	Total
	Class A		Class B		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit)	Income	Equity
Balances as of January 1, 2014	9,073,940	$9,074	16,662,743	$16,662	$117,130,362	(2,788,608)	$(14,729,984)	$(8,824,642)	$24,622	$93,626,094
Stock-based compensation	201,806	202	—	—	1,317,700	—	—	—	—	1,317,902
Adjustment from related party acquisition	—	—	—	—	(1,282)	—	—	—	—	(1,282)
Tax benefit from vesting of restricted stock	—	—	—	—	88,620	—	—	—	—	88,620
Purchase of treasury stock	—	—	—	—	—	(42,296)	(377,480)	—	—	(377,480)
Net income	—	—	—	—	—	—	—	39,999,367	—	39,999,367
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,108,244)	—	(4,108,244)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,689)	(2,689)

Balances as of December 31, 2014	9,275,746	9,276	16,662,743	16,662	118,535,400	(2,830,904)	(15,107,464)	27,066,481	21,933	130,542,288
Stock-based compensation	174,210	174	—	—	1,112,717	—	—	—	—	1,112,891
Adjustment from related party acquisition	—	—	—	—	(1,462)	—	—	—	—	(1,462)
Tax shortfall from vesting of restricted stock	—	—	—	—	(151,036)	—	—	—	—	(151,036)
Purchase of treasury stock	—	—	—	—	—	(51,275)	(254,405)	—	—	(254,405)
Net income	—	—	—	—	—	—	—	6,362,322	—	6,362,322
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,126,749)	—	(4,126,749)
Other comprehensive income	—	—	—	—	—	—	—	—	53,226	53,226

Balances as of December 31, 2015	9,449,956	$9,450	16,662,743	$16,662	$119,495,619	(2,882,179)	$(15,361,869)	$29,302,054	$75,159	$133,537,075

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2015
Cash flows from operating activities:
Net income	$39,999,367	$6,362,322
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,317,902	1,112,891
Provision for bad debts	589,270	695,246
Depreciation and amortization	2,525,951	3,834,992
Gain on exchange of radio stations	(54,306,974)	—
Impairment loss	—	3,520,933
Amortization of loan fees	369,922	339,924
Loss on notes receivable from related party	332,034	—
Loss on modification of long-term debt	30,569	558,856
Deferred income taxes	24,344,571	2,014,468
Change in operating assets and liabilities:
Accounts receivable	(1,031,503)	(2,905,096)
Prepaid expenses	801,275	(1,259,939)
Other assets	(629,967)	1,327,158
Accounts payable	(554,696)	706,569
Other liabilities	3,308,014	(2,433,033)
Other operating activities	(182,035)	496,464

Net cash provided by operating activities	16,913,700	14,371,755

Cash flows from investing activities:
Change in restricted cash	—	(743,195)
Capital expenditures	(3,047,388)	(2,129,084)
Proceeds from sales of radio towers	—	1,737,500
Payments for translator licenses	(155,000)	(391,175)
Payments for investments	(104,167)	(166,667)
Repayment of notes receivable from related parties	375,376	1,748,092

Net cash provided by (used in) investing activities	(2,931,179)	55,471

Cash flows from financing activities:
Proceeds from issuance of indebtedness	—	806,250
Principal payments on indebtedness	(9,181,250)	(9,500,000)
Payments of loan fees	(447,828)	(1,147,178)
Tax benefit (shortfall) from vesting of restricted stock	88,620	(151,036)
Dividends paid	(4,104,155)	(4,121,804)
Payments for treasury stock	(377,480)	(254,405)

Net cash used in financing activities	(14,022,093)	(14,368,173)

Net increase (decrease) in cash and cash equivalents	(39,572)	59,053
Cash and cash equivalents at beginning of period	14,299,013	14,259,441

Cash and cash equivalents at end of period	$14,259,441	$14,318,494

Cash paid for interest	$4,005,207	$3,601,812

Cash paid for income taxes	$2,709,995	$5,166,327

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$59,991	$154,998

Property and equipment acquired through capital leases	$—	$750,216

Property and equipment acquired through a logo agreement	$179,980	$—

Dividends declared but unpaid	$1,027,628	$1,032,573

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 52 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE.

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

FCC Broadcasting Licenses

FCC broadcasting licenses are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 6 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2014 and 2015. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 4.4 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. See Note 7 for changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015.

Other Intangibles

Other intangibles include acquired advertising contracts and advertiser relationships and are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investment

Other assets include a noncontrolling interest in Quu, Inc. which is accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investment is not estimated, as it is impracticable to do so. As of December 31, 2014 and 2015, the carrying value of the investment in Quu, Inc. is $0.9 million.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded. Trade sales revenue was $3.7 million for each of the years ended December 31, 2014 and 2015. Trade sales expenses were $3.9 million and $4.0 million for the years ended December 31, 2014 and 2015, respectively.

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

The radio stations located in Tampa-Saint Petersburg, FL and Charlotte, NC contributed 49.7% of the Company’s net revenue in 2015.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has not determined the impact of adoption on its financial statements.

In November 2015, the FASB issued guidance to simplify the presentation of deferred taxes in a classified statement of financial position. The guidance requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the new guidance in the fourth quarter of 2015, which has been applied retrospectively. As a result of the adoption of the new guidance, current deferred tax assets of $0.2 million, were reclassified as a reduction of long-term deferred tax liabilities in the balance sheet as of December 31, 2014.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires debt issuance related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to simplify the presentation of debt issuance costs related to line of credit agreements. The guidance allows debt issuance costs related to line of credit agreements to be presented as an asset and amortized over the term of the line of credit agreement. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted the new guidance in the fourth quarter of 2015, which has been applied retrospectively. As a result of the adoption of the new guidance, unamortized debt issuance costs of $1.6 million originally included in other assets, were reclassified as a direct deduction from long-term debt in the balance sheet as of December 31, 2014. See Note 10 for unamortized debt issuance costs reported under the new guidance.

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

The following pro forma information for the year ended December 31, 2014 assumes that the asset exchange had occurred on January 1, 2014. This pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the asset exchange actually been completed on January 1, 2014 or of results that may occur in the future.

Net revenue	$112,173,985
Operating income	19,589,159
Net income	9,501,522
Basic net income per share	0.42
Diluted net income per share	0.41

Discontinued Operations

After completion of the asset exchange, the Company has significantly decreased operations in the Philadelphia, PA radio market and no longer has any operations in the Miami-Fort Lauderdale, FL radio market. Therefore, the results of operations of WRDW-FM, WXTU-FM, WKIS-FM, WPOW-FM and WQAM-AM have been reported as discontinued operations for the year ended December 31, 2014.

A summary of discontinued operations is as follows:

Net revenue	$42,621,758

Station operating expenses	27,732,682
Employee termination expenses	62,500
Depreciation and amortization	374,002
Gain on exchange of radio stations	(54,306,974)
Other (income) expense, net	330,416

Income from discontinued operations before income taxes	68,429,132
Income tax expense	29,395,750

Income from discontinued operations	$39,033,382

A summary of operating and investing cash flows of discontinued operations is as follows:

Cash flows from operating activities:
Income from discontinued operations	$39,033,382

Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
Provision for bad debts	171,414
Depreciation and amortization	374,002
Gain on exchange of radio stations	(54,306,974)
Loss on notes receivable from related party	332,034
Change in operating assets and liabilities
Accounts receivable	2,432,650
Prepaid expenses	732,113
Other assets	(846,870)
Accounts payable	(119,044)
Other liabilities	27,766,919
Other operating activities	(15,760,304)

Net cash used in operating activities	$(190,678)

Cash flows from investing activities:
Capital expenditures	$(324,847)
Repayment of notes receivable from related parties	11,003

Net cash used in investing activities	$(313,844)

(4)	Restricted Cash

On December 31, 2015, the Company placed $0.8 million of the proceeds from the sale of a radio tower with a qualified intermediary. On February 12, 2016, the Company identified property to replace the relinquished property. As a result, the sales proceeds held at the qualified intermediary have been recorded as restricted cash. The Company has 180 days to complete the acquisition of the replacement property or the cash will be released by the qualified intermediary and will be reclassified to unrestricted cash.

(5)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2014	2015
Land, buildings and improvements	$18,765,200	$18,911,203	15-30
Broadcast equipment	23,477,103	24,006,321	5-15
Transportation equipment	1,159,516	1,461,427	5
Office equipment	2,952,183	3,680,478	5-10
Construction in progress	1,297,426	1,222,155	—

	47,651,428	49,281,584
Less accumulated depreciation and amortization	(19,397,226)	(21,758,231)

	$28,254,202	$27,523,353

As of December 31, 2015, broadcast equipment includes capital leases totaling $0.8 million for two radio towers. The Company recorded depreciation and amortization expense of $2.4 million and $3.0 million for the years ended December 31, 2014 and 2015, respectively.

(6)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2014 and 2015 are as follows:

Balance as of January 1, 2014	$108,961,730
Acquisitions of translator licenses	155,000
FCC broadcasting licenses received from asset exchange (see Note 3)	125,211,600

Balance as of December 31, 2014	234,328,330
Acquisitions of translator licenses	391,175

Balance as of December 31, 2015	$234,719,505

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

(7)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 are as follows:

Balance as of January 1, 2014	$7,062,310
Goodwill from asset exchange (see Note 3)	1,795,206

Balance as of December 31, 2014	8,857,516
Impairment loss	(3,520,933)

Balance as of December 31, 2015	$5,336,583

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

The fair value of the Wilmington market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected revenues, projected growth rate for revenues, projected station operating income margins, and a discount rate. The key assumptions in the discounted cash flow analyses are as follows:

Long-term revenue growth rate	2.5%
Station operating income margins	23.5% - 50%
Discount rate	9.5%

(8)	Other Intangibles

Other intangibles are comprised of the following:

	December 31,	December 31,
	2014	2015
Acquired advertising contracts	$409,233	$—
Advertiser relationships	1,098,279	1,098,279

	1,507,512	1,098,279
Less accumulated amortization	(149,486)	(554,041)

	$1,358,026	$544,238

The Company recorded amortization expense of $0.1 million and $0.8 million for the years ended December 31, 2014 and 2015, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years is as follows:

2016	$276,832
2017	140,677
2018	71,648
2019	36,309
2020	18,772

Total	$544,238

(9)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2014	2015
Accrued payroll expenses	$2,094,539	$2,247,886
Deferred revenue	840,547	1,156,510
Dividends payable	1,027,628	1,032,573
Trade sales payable	693,819	761,344
Deferred rent	351,648	560,169
Income taxes payable	2,413,145	—
Prorations payable	1,575,428	—
Other accrued expenses	867,774	1,829,624

	$9,864,528	$7,588,106

(10)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2014	2015
Term loan	$97,693,750	$89,000,000
Revolving credit facility	—	—
Capital lease obligations	—	750,216

	97,693,750	89,750,216
Less unamortized debt issuance costs	(1,555,992)	(1,804,390)

	96,137,758	87,945,826
Less current installments	(3,112,500)	(1,484,048)

	$93,025,258	$86,461,778

As of December 31, 2014, the credit facility consisted of a term loan with a remaining balance of $97.7 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 3.4% as of December 31, 2014.

On November 30, 2015, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were primarily used to repay the old credit facility. In connection with the new credit agreement, the Company recorded a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2015.

As of December 31, 2015, the credit facility consisted of a term loan with a remaining balance of $89.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2015, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.9% as of December 31, 2015 and matures on November 30, 2020.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through September 30, 2016 must not exceed 4.5 times its consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2016 through March 31, 2017, the maximum ratio is 4.25 times. For the period from April 1, 2017 through December 31, 2017, the maximum ratio is 4.0 times. The maximum ratio is 3.75 for 2018, 3.5 times for 2019, and 3.0 times for 2020.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

The new credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of December 31, 2015, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $89.0 million. The guarantees for the credit facility expire on November 30, 2020.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the Company’s credit agreement could result in the acceleration of the maturity of its outstanding debt, which could have a material adverse effect on its business or results of operations. As of December 31, 2015, the Company was in compliance with all applicable financial covenants under its credit agreement.

The Company has two capital leases related to radio towers. The obligations recorded as of December 31, 2015 represent the fair value of one tower and the present value of future lease payments under the lease agreements for the other tower. See Note 15 for additional information on the capital leases.

On February 23, 2016, a waiver was granted by the lenders party to the Company’s credit agreement which allowed the Company to enter certain lease agreements with related parties. See Note 15 for additional information on the lease transactions.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the next five years are as follows:

2016	$1,484,048
2017	5,192,706
2018	6,901,460
2019	7,472,814
2020	68,331,772
Thereafter	367,416

Total	$89,750,216

(11)	Stockholders’ Equity

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. The Company paid $0.3 million to repurchase 51,275 shares in 2015.

The Company’s credit agreement permits it to pay cash dividends and to repurchase additional shares of its common stock, subject to compliance with financial covenants, up to an aggregate amount of $5.0 million in 2015 and $6.0 million for each year thereafter. The Company paid cash dividends of $4.1 million in 2014 and 2015. On December 8, 2015, the Company declared a cash dividend of $0.045 per share on its Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on January 8, 2016, to stockholders of record on December 31, 2015.

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2014	195,767	$6.79
Granted	248,864	8.44
Vested	(126,148)	6.71
Forfeited	(47,058)	8.50

Unvested as of December 31, 2014	271,425	8.20
Granted	185,076	5.20
Vested	(161,176)	8.22
Forfeited	(10,866)	5.14

Unvested as of December 31, 2015	284,459	$5.98

As of December 31, 2015, there was $0.8 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The 2000 Equity Plan of Beasley Broadcast Group. Inc. (the “2000 Plan”) was terminated upon adoption of the 2007 Plan, except with respect to outstanding awards. The remaining stock options expire ten years from the date of grant. No new awards will be granted under the 2000 Plan.

A summary of stock option activity under the 2000 Plan is as follows:

	Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2014	62,250	15.82
Forfeited	(62,250)	15.82

Outstanding and exercisable as of December 31, 2014	—	$—

(13)	Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2014	2015
Current:
Federal	$4,649,581	$1,624,206
State	832,118	226,470

	5,481,699	1,850,676
Deferred:
Federal	23,421,301	2,123,431
State	1,007,025	(333,320)

	24,428,326	1,790,111

	$29,910,025	$3,640,787

Income taxes are allocated as follows:
Continuing operations	$514,275	$3,640,787
Discontinued operations	29,395,750	—

	$29,910,025	$3,640,787

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows:

	Year ended December 31,
	2014	2015
Expected tax expense	$24,468,287	$3,501,088
State income taxes, net of federal benefit	1,195,443	331,177
Income tax rate adjustments	1,109,211	(400,629)
Change in valuation allowance	(3,333)	(36,696)
Non-deductible items	3,140,417	245,847

	$29,910,025	$3,640,787
Discontinued operations	29,395,750	—

Continuing operations	$514,275	$3,640,787

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2015
Deferred tax assets:
Allowance for doubtful accounts	$329,107	$319,049
Other assets	780,009	15,752
Accrued expenses	134,277	212,808
Other long-term liabilities	286,149	688,462
Stock-based compensation	404,667	321,860
Net operating losses	293,184	277,235

Subtotal	2,227,393	1,835,166
Valuation allowance	(630,775)	(594,079)

Total	1,596,618	1,241,087

Deferred tax liabilities:
Prepaid expenses	(243,067)	(382,250)
Property and equipment	(3,088,066)	(2,907,439)
Intangibles	(74,041,982)	(75,690,599)

Total	(77,373,115)	(78,980,288)

Net deferred tax liabilities	$(75,776,497)	$(77,739,201)

As of December 31, 2015, the Company has state net operating losses of $5.8 million, which expire in various years through 2030. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2014 and 2015, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2011.

(14) Earnings	Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2014	2015
Net income	$39,999,367	$6,362,322

Weighted-average shares outstanding:
Basic	22,811,825	22,911,727
Effect of dilutive restricted stock	132,990	113,993

Diluted	22,944,815	23,025,720

Net income per basic share	$1.75	$0.28

Net income per diluted share	$1.74	$0.28

(15)    Related Party Transactions

Beasley Family Towers, LLC

On December 31, 2015, the Company sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will not be recognized until the Company’s continuing involvement is no longer present.

On November 30, 2015, the notes receivable from BFT were repaid in full. The notes totaled $1.7 million as of December 31, 2014. Interest income on the notes receivable from BFT was approximately $50,000 and $37,000 for the years ended December 31, 2014 and 2015, respectively.

On August 4, 2006, the Company entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2016. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2014 and 2015. On November 17, 2015, two of the towers were sold to an unrelated party and $0.3 million of the gain deferred in 2006 was recognized and reported in other income (expense), net. In addition, BFT prepaid rent of $0.7 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $5,500 through November 17, 2025. Repayments of prepaid rent to BFT were approximately $8,000 for the year ended December 31, 2015.

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

The Company leases radio towers for 23 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.5 million for each of the years ended December 31, 2014 and 2015.

Wintersrun Communications, LLC

On December 31, 2015, the Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will not be recognized until the Company’s continuing involvement is no longer present.

The Company leased a radio tower for one radio station in Augusta, GA from Wintersrun. Rental expense was approximately $31,000 and $24,000 for the years ended December 31, 2014 and 2015, respectively. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $2,559 through October 16, 2025. Repayments of prepaid rent to Wintersrun were approximately $6,000 for the year ended December 31, 2015.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for each of the years ended December 31, 2014 and 2015.

GGB Estero, LLC

The Company leases property for its radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for each of the years ended December 31, 2014 and 2015.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 and $42,000 for the years ended December 31, 2014 and 2015, respectively.

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Bruce G. Beasley, Caroline Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2014 and 2015.

Digital PowerRadio, LLC

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC (“DPR”) in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, and $166,667 on April 3, 2015 which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to DPR in the future. DPR is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of the Company.

As of December 31, 2015, future minimum lease payments to related parties for the next five years and thereafter are summarized as follows:

2016	$1,017,828
2017	1,032,043
2018	1,046,714
2019	783,772
2020	652,230
Thereafter	1,069,479

Total	$5,602,066

(16) Commitments	and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $3.1 million and $3.7 million for the years ended December 31, 2014 and 2015, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and programming rights. As of December 31, 2015, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2016	$8,591,662
2017	9,279,734
2018	8,897,610
2019	3,441,001
2020	2,282,678
Thereafter	7,723,100

Total	$40,215,785

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(17)    Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, restricted cash and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of long term debt, including capital lease obligations and current installments, was $89.8 million as of December 31, 2015 and approximated fair value based on current market interest rates. The carrying amount of long-term debt was $97.7 million as of December 31, 2014 and approximated fair value based on market rates at that time.

The carrying amount of notes receivable from related parties with a fixed rate of interest of 2.57% was $1.7 million as of December 31, 2014, compared with a fair value of $1.7 million based on market rates at that time.

(18)    Fair Value Measurements

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

(19)    Defined Contribution Plan

The Company has a defined contribution plan that conforms with Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $17,500 (or $23,000 if aged 50 years or older) in 2014 and $18,000 (or $24,000 if aged 50 years or older) in 2015. There were no employer matching contributions in 2014 and 2015.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2014 and 2015

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts (deducted from accounts receivable)	499,865	589,270	544,203	544,932
Valuation allowance for deferred tax assets	634,108	—	3,333	630,775
Year ended December 31, 2015:
Allowance for doubtful accounts (deducted from accounts receivable)	544,932	695,246	643,798	596,380
Valuation allowance for deferred tax assets	630,775	—	36,696	594,079

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this report.

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

There has been no significant change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2016 (“2016 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and restated certificate of incorporation of the Registrant. (1)

3.2	Third amended and restated bylaws of the Registrant. (2)

10.1	Credit agreement between Beasley Mezzanine Holdings, LLC and a syndicate of financial institutions, dated November 30, 2015. (3)

10.2	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (4)

10.3	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (5)

10.4	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (6)

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (7)

10.6	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (8)

10.7	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (9)

10.8	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (10)

10.9	Performance incentive plan of the Company. (11)

21.1	Subsidiaries of the Company. (12)

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 23, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on February 13, 2001.
(3)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 30, 2015.
(4)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(5)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.

(6)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(7)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(8)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(9)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(10)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005
(11)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 11, 2012.
(12)	Incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 18, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ GEORGE G. BEASLEY
George G. Beasley Chief Executive Officer

Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2016

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 26, 2016

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President, Chief Operating Officer and Director	February 26, 2016

/S/ CAROLINE BEASLEY Caroline Beasley	Vice President, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	February 26, 2016

/S/ BRIAN E. BEASLEY Brian E. Beasley	Vice President of Operations and Director	February 26, 2016

/S/ JOE B. COX Joe B. Cox	Director	February 26, 2016

/S/ MARK S. FOWLER Mark S. Fowler	Director	February 26, 2016

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	February 26, 2016