Form 10-Q
period 2016-03-31
BEASLEY BROADCAST GROUP INC
filed 2016-05-11
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Class A Common Stock, $0.001 par value, 6,654,024 Shares Outstanding as of May 4, 2016

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May 4, 2016

INDEX

Page No.

PART 1

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,318,494	$15,556,906
Accounts receivable, less allowance for doubtful accounts of $596,380 in 2015 and $758,518 in 2016	19,847,536	18,316,493
Prepaid expenses	1,896,491	3,030,433
Other current assets	1,017,059	921,888

Total current assets	37,079,580	37,825,720
Restricted cash	743,195	743,195
Property and equipment, net	27,523,353	27,394,152
FCC broadcasting licenses	234,719,505	234,719,505
Goodwill	5,336,583	5,336,583
Other intangibles, net	544,238	475,030
Other assets	5,455,441	5,344,806

Total assets	$311,401,895	$311,838,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,484,048	$58,968
Accounts payable	1,827,003	2,171,394
Other current liabilities	7,588,106	8,856,609

Total current liabilities	10,899,157	11,086,971
Due to related parties	952,465	928,287
Long-term debt, net of current installments and unamortized debt issuance costs	86,461,778	84,964,040
Deferred tax liabilities	77,739,201	78,713,939
Other long-term liabilities	1,812,219	1,769,854

Total liabilities	177,864,820	177,463,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,449,956 issued and 6,567,777 outstanding in 2015; 9,584,286 issued and 6,655,699 outstanding in 2016	9,450	9,584
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2015 and 2016	16,662	16,662
Additional paid-in capital	119,495,619	119,730,791
Treasury stock, Class A common stock; 2,882,179 in 2015; 2,928,587 shares in 2016	(15,361,869)	(15,507,834)
Retained earnings	29,302,054	30,086,945
Accumulated other comprehensive income	75,159	39,752

Total stockholders’ equity	133,537,075	134,375,900

Total liabilities and stockholders’ equity	$311,401,895	$311,838,991

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2015	2016
Net revenue	$24,250,839	$27,454,947

Operating expenses:
Station operating expenses (including stock-based compensation of $41,791 in
2015 and $36,412 in 2016 and excluding depreciation and amortization shown separately below)	17,813,948	19,986,291
Corporate general and administrative expenses (including stock-based compensation of $328,091 in 2015 and $198,894 in 2016)	2,439,147	2,500,957
Radio station exchange transaction costs	303,762	—
Depreciation and amortization	1,118,853	839,406

Total operating expenses	21,675,710	23,326,654

Operating income	2,575,129	4,128,293
Non-operating income (expense):
Interest expense	(948,006)	(988,524)
Other income (expense), net	471,805	(39,641)

Income before income taxes	2,098,928	3,100,128
Income tax expense	800,544	1,279,375

Net income	1,298,384	1,820,753
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $18,441 in 2015 and income tax benefit of $21,692 in 2016)	29,847	(35,407)

Comprehensive income	$1,328,231	$1,785,346

Net income per share:
Basic and diluted	$0.06	$0.08
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,880,681	22,983,471
Diluted	22,906,828	23,020,926

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income	$1,298,384	$1,820,753
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	369,882	235,306
Provision for bad debts	62,131	282,745
Depreciation and amortization	1,118,853	839,406
Amortization of loan fees	84,366	91,749
Deferred income taxes	994,901	939,331
Change in operating assets and liabilities:
Accounts receivable	(45,061)	1,248,298
Prepaid expenses	(1,494,657)	(1,133,942)
Other assets	820,121	161,496
Accounts payable	(266,907)	344,391
Other liabilities	(1,398,719)	1,215,793
Other operating activities	21,022	42,264

Net cash provided by operating activities	1,564,316	6,087,590

Cash flows from investing activities:
Capital expenditures	(462,557)	(656,073)
Payments for translator licenses	(190,600)	—
Repayment of notes receivable from related parties	92,565	—

Net cash used in investing activities	(560,592)	(656,073)

Cash flows from financing activities:
Principal payments on indebtedness	(1,500,000)	(3,014,567)
Tax shortfall from vesting of restricted stock	(151,036)	—
Dividends paid	(1,027,628)	(1,032,573)
Payments for treasury stock	(237,580)	(145,965)

Net cash used in financing activities	(2,916,244)	(4,193,105)

Net increase (decrease) in cash and cash equivalents	(1,912,520)	1,238,412
Cash and cash equivalents at beginning of period	14,259,441	14,318,494

Cash and cash equivalents at end of period	$12,346,921	$15,556,906

Cash paid for interest	$863,640	$913,437

Cash paid for income taxes	$2,229,471	$23,850

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$8,021	$31,566

Dividends declared but unpaid	$1,031,157	$1,035,862

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2) Recent Accounting Pronouncements

In March 2016, the FASB issued guidance to improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has not determined the impact of adoption on its financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not determined the impact of adoption on its financial statements.

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such, these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has not determined the impact of adoption on its financial statements.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2015	March 31, 2016
Term loan	$89,000,000	$86,000,000
Revolving credit facility	—	—
Capital lease obligations	750,216	735,649

	89,750,216	86,735,649
Less unamortized debt issuance costs	(1,804,390)	(1,712,641)

	87,945,826	85,023,008
Less current installments	(1,484,048)	(58,968)

	$86,461,778	$84,964,040

As of March 31, 2016, the credit facility consisted of a term loan with a remaining balance of $86.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2016, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.9% as of March 31, 2016 and matures on November 30, 2020.

As of December 31, 2015, the credit facility consisted of a term loan with a remaining balance of $89.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The credit facility carried interest, based on adjusted LIBOR, at 3.9% as of December 31, 2015.

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

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $86.0 million. The guarantees for the credit facility expire on November 30, 2020.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the Company’s credit agreement could result in the acceleration of the maturity of its outstanding debt, which could have a material adverse effect on its business or results of operations. As of March 31, 2016, the Company was in compliance with all applicable financial covenants under its credit agreement.

The Company has two capital leases related to radio towers. The obligations recorded as of December 31, 2015 and March 31, 2016 represent the fair value of one tower and the present value of future lease payments under the lease agreement for the other tower.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 23, 2016, a waiver was granted by the lenders party to the Company’s credit agreement which allowed the Company to enter certain lease agreements with related parties.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2016 and the next four years and thereafter are as follows:

2016	$43,698
2017	3,592,327
2018	6,889,020
2019	7,460,851
2020	68,320,326
Thereafter	429,427

Total	$86,735,649

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

A summary of restricted stock activity under the 2007 Plan for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2016	284,459	$5.98
Granted	134,330	3.52
Vested	(119,496)	5.56
Forfeited	—	—

Unvested as of March 31, 2016	299,293	$4.76

As of March 31, 2016, there was $1.0 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

(5) Income Taxes

The Company’s effective tax rate was approximately 38% and 41% for the three months ended March 31, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(6) Related Party Transactions

On May 3, 2016, the Company contributed an additional $166,667 to Digital PowerRadio, LLC which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to Digital PowerRadio, LLC in the future. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, restricted cash and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of long term debt, including capital lease obligations and current installments, was $86.7 million as of March 31, 2016 and approximated fair value based on current market interest rates. The carrying amount of long-term debt, including capital lease obligations and current installments, was $89.8 million as of December 31, 2015 and approximated fair value based on market rates at that time.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as unforeseen events that would cause us to broadcast commercial-free for any period of time and changes in the radio broadcasting industry generally. We do not intend, and undertake no obligation, to update any forward-looking statement. Key risks to our company are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2016.

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

Recent Developments

On May 3, 2016, we contributed an additional $166,667 to Digital PowerRadio, LLC which maintained our ownership interest at approximately 20% of the outstanding units. Digital PowerRadio, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On March 18, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 8, 2016, to stockholders of record on March 31, 2016. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the first quarter of 2016.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2015	2016	$	%
Net revenue	$24,250,839	$27,454,947	$3,204,108	13.2%
Station operating expenses	17,813,948	19,986,291	2,172,343	12.2
Corporate general and administrative expenses	2,439,147	2,500,957	61,810	2.5
Radio station exchange transaction costs	303,762	—	(303,762)	(100.0)
Depreciation and amortization	1,118,853	839,406	(279,447)	(25.0)
Other income (expense), net	471,805	(39,641)	(511,446)	(108.4)
Income tax expense	800,544	1,279,375	478,831	59.8
Net income	1,298,384	1,820,753	522,369	40.2

Net Revenue. Net revenue increased $3.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Significant factors affecting net revenue included a $2.1 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster and a $0.6 million increase in advertising revenue from our Charlotte market cluster. Net revenue for the three months ended March 31, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $2.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Significant factors affecting station operating expenses included a $1.1 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster and a $0.3 million increase in station operating expenses at our Charlotte market cluster. Station operating expenses for the three months ended March 31, 2016 were comparable to station operating expenses for the same period in 2015 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended March 31, 2016 were comparable to the same period in 2015.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio Stations, Inc. in 2014, we incurred transaction costs of $0.3 million in 2015.

Depreciation and Amortization. The $0.3 million decrease in depreciation and amortization during the three months ended March 31, 2016 was primarily due to a $0.3 million decrease in amortization of other intangibles at our Charlotte market cluster and Tampa-Saint Petersburg market cluster as compared to the same period in 2015.

Other Income (Expense), Net. Other income (expense), net decreased $0.5 million during the three months ended March 31, 2016. The decrease was primarily due to the receipt of insurance proceeds of $0.4 million related to a radio tower damaged by severe weather in our Augusta market in 2015.

Income Tax Expense. Our effective tax rate was approximately 38% and 41% for the three months ended March 31, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended March 31, 2016 increased $0.5 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.1 million to repurchase 46,408 shares during the three months ended March 31, 2016.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $6.0 million each year. We paid cash dividends of $1.0 million during the three months ended March 31, 2016. Also, on March 18, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on April 8, 2016, to stockholders of record on March 31, 2016.

On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority during the three months ended March 31, 2016, and the entire $1.0 million of repurchase authority remains outstanding.

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

The following summary table presents a comparison of our capital resources for the three months ended March 31, 2015 and 2016 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three months ended March 31,
	2015	2016
Net cash provided by operating activities	$1,564,316	$6,087,590
Net cash used in investing activities	(560,592)	(656,073)
Net cash used in financing activities	(2,916,244)	(4,193,105)

Net increase (decrease) in cash and cash equivalents	$(1,912,520)	$1,238,412

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $4.5 million during the three months ended March 31, 2016. Significant factors affecting this increase in net cash provided by operating activities included a $4.2 million increase in cash receipts from the sale of advertising airtime and a $2.2 million decrease in income tax payments, partially offset by a $1.5 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2016 included payments of $0.7 million for capital expenditures. Net cash used in investing activities for the same period in 2015 included payments of $0.5 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2016 included repayments of $3.0 million under our credit facility and payments of $1.0 million for cash dividends. Net cash used in financing activities for the same period in 2015 included repayments of $1.5 million under our credit facility, payments of $1.0 million for cash dividends, and payments of $0.2 million for repurchases of our Class A common stock to fund withholding taxes in connection with the vesting of restricted stock.

Credit Facility. As of March 31, 2016, the credit facility consisted of a term loan with a remaining balance of $86.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2016, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.9% as of March 31, 2016 and matures on November 30, 2020.

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

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of March 31, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $86.0 million. The guarantees for the credit facility expire on November 30, 2020.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2016 and the next four years and thereafter are as follows:

2016	$43,698
2017	3,592,327
2018	6,889,020
2019	7,460,851
2020	68,320,326
Thereafter	429,427

Total	$86,735,649

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on its business or results of operations. As of March 31, 2016, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 2.97 times, and our interest coverage ratio was 6.78 times.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.

The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risks affecting our Company during the first quarter of 2016.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 – 31, 2016	1,250	$3.47	—	$1,000,000
February 1 – 29, 2016	41,000	3.09	—	1,000,000
March 1 – 31, 2016	4,158	$3.59	—	1,000,000

Total	46,408

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended March 31, 2016, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority during the three months ended March 31, 2016, and the entire $1.0 million of repurchase authority remains outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 11, 2016	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)