Form 10-Q
period 2016-06-30
BEASLEY BROADCAST GROUP INC
filed 2016-08-05
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Class A Common Stock, $0.001 par value, 6,654,024 Shares Outstanding as of July 29, 2016

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 29, 2016

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,318,494	$14,121,452
Accounts receivable, less allowance for doubtful accounts of $596,380 in 2015 and $593,084 in 2016	19,847,536	18,945,682
Prepaid expenses	1,896,491	3,762,425
Other current assets	1,017,059	895,772

Total current assets	37,079,580	37,725,331
Restricted cash	743,195	—
Property and equipment, net	27,523,353	27,335,806
FCC broadcasting licenses	234,719,505	234,719,505
Goodwill	5,336,583	5,336,583
Other intangibles, net	544,238	405,822
Other assets	5,455,441	5,793,120

Total assets	$311,401,895	$311,316,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,484,048	$59,671
Accounts payable	1,827,003	2,120,646
Other current liabilities	7,588,106	9,321,712

Total current liabilities	10,899,157	11,502,029
Due to related parties	952,465	904,109
Long-term debt, net of current installments and unamortized debt issuance costs	86,461,778	82,040,520
Deferred tax liabilities	77,739,201	79,147,682
Other long-term liabilities	1,812,219	1,727,491

Total liabilities	177,864,820	175,321,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,449,956 issued and 6,567,777 outstanding in 2015; 9,584,286 issued and 6,654,024 outstanding in 2016	9,450	9,584
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2015 and 2016	16,662	16,662
Additional paid-in capital	119,495,619	119,936,165
Treasury stock, Class A common stock; 2,882,179 in 2015; 2,930,262 shares in 2016	(15,361,869)	(15,514,082)
Retained earnings	29,302,054	31,520,335
Accumulated other comprehensive income	75,159	25,672

Total stockholders’ equity	133,537,075	135,994,336

Total liabilities and stockholders’ equity	$311,401,895	$311,316,167

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2015	2016
Net revenue	$27,024,338	$27,777,381

Operating expenses:
Station operating expenses (including stock-based compensation of $41,791 in 2015 and $36,412 in 2016 and excluding depreciation and amortization shown separately below)	18,741,666	19,729,821
Corporate general and administrative expenses (including stock-based compensation of $230,207 in 2015 and $168,962 in 2016)	2,302,888	2,443,661
Radio station exchange transaction costs	46,155	—
Depreciation and amortization	839,874	830,581

Total operating expenses	21,930,583	23,004,063

Operating income	5,093,755	4,773,318
Non-operating income (expense):
Interest expense	(941,003)	(898,560)
Other income (expense), net	18,694	269,052

Income before income taxes	4,171,446	4,143,810
Income tax expense	1,639,404	1,674,332

Net income	2,532,042	2,469,478
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $22,772 in 2015 and income tax benefit of $8,626 in 2016)	36,857	(14,080)

Comprehensive income	$2,568,899	$2,455,398

Net income per share:
Basic and diluted	$0.11	$0.11
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,918,837	23,023,401
Diluted	22,967,632	23,119,431

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2015	2016
Net revenue	$51,275,177	$55,232,328

Operating expenses:
Station operating expenses (including stock-based compensation of $83,582 in 2015 and $72,824 in 2016 and excluding depreciation and amortization shown separately below)	36,555,614	39,716,112
Corporate general and administrative expenses (including stock-based compensation of $558,298 in 2015 and $367,856 in 2016)	4,742,035	4,944,618
Radio station exchange transaction costs	349,917	—
Depreciation and amortization	1,958,727	1,669,987

Total operating expenses	43,606,293	46,330,717

Operating income	7,668,884	8,901,611
Non-operating income (expense):
Interest expense	(1,889,009)	(1,887,084)
Other income (expense), net	490,499	229,411

Income before income taxes	6,270,374	7,243,938
Income tax expense	2,439,948	2,953,707

Net income	3,830,426	4,290,231
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $41,213 in 2015 and income tax benefit of $30,318 in 2016)	66,704	(49,487)

Comprehensive income	$3,897,130	$4,240,744

Net income per share:
Basic and diluted	$0.17	$0.19
Dividends declared per common share	$0.09	$0.09
Weighted average shares outstanding:
Basic	22,899,865	23,003,436
Diluted	22,953,927	23,089,039

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income	$3,830,426	$4,290,231
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	641,880	440,680
Provision for bad debts	247,311	452,528
Depreciation and amortization	1,958,727	1,669,987
Amortization of loan fees	168,732	183,498
Deferred income taxes	2,152,567	1,358,994
Change in operating assets and liabilities:
Accounts receivable	(2,395,267)	449,326
Prepaid expenses	(2,468,250)	(1,865,934)
Other assets	1,313,072	(30,394)
Accounts payable	1,140,399	293,643
Other liabilities	(1,081,048)	1,569,439
Other operating activities	(23,849)	33,053

Net cash provided by operating activities	5,484,700	8,845,051

Cash flows from investing activities:
Change in restricted cash	—	743,195
Capital expenditures	(845,178)	(1,368,840)
Payments for translator licenses	(391,175)	—
Payments for investments	(166,667)	(166,667)
Repayment of notes receivable from related parties	185,726	—

Net cash used in investing activities	(1,217,294)	(792,312)

Cash flows from financing activities:
Principal payments on indebtedness	(4,500,000)	(6,029,133)
Tax shortfall from vesting of restricted stock	(151,036)	—
Dividends paid	(2,058,785)	(2,068,435)
Payments for treasury stock	(246,022)	(152,213)

Net cash used in financing activities	(6,955,843)	(8,249,781)

Net decrease in cash and cash equivalents	(2,688,437)	(197,042)
Cash and cash equivalents at beginning of period	14,259,441	14,318,494

Cash and cash equivalents at end of period	$11,571,004	$14,121,452

Cash paid for interest	$1,720,277	$1,721,457

Cash paid for income taxes	$4,287,595	$2,555,650

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$26,829	$39,702

Dividends declared but unpaid	$1,031,383	$1,036,088

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has not determined the impact of adoption on its financial statements.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In August 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company has not determined the impact of adoption on its financial statements.

(3)	FCC Broadcasting Licenses

On July 25, 2016, the Company entered into an agreement to acquire one FM translator license from Radio One of Boston, Inc. for $0.4 million. This translator license will allow the Company to rebroadcast the programming of its radio station in Boston, MA on the FM band over an expanded area of coverage.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The acquisitions are subject to certain closing conditions, including FCC approval. Translator licenses are generally granted for renewable terms of eight years and are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they might be impaired.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2015	2016
Term loan	$89,000,000	$83,000,000
Revolving credit facility	—	—
Capital lease obligations	750,216	721,083

	89,750,216	83,721,083
Less unamortized debt issuance costs	(1,804,390)	(1,620,892)

	87,945,826	82,100,191
Less current installments	(1,484,048)	(59,671)

	$86,461,778	$82,040,520

As of June 30, 2016, the credit facility consisted of a term loan with a remaining balance of $83.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2016, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by the Company’s consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by the Company’s consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.5% as of June 30, 2016 and matures on November 30, 2020.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $83.0 million. The guarantees for the credit facility expire on November 30, 2020.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the Company’s credit agreement could result in the acceleration of the maturity of its outstanding debt, which could have a material adverse effect on its business or results of operations. As of June 30, 2016, the Company was in compliance with all applicable financial covenants under its credit agreement.

The Company has two capital leases related to radio towers. The obligations recorded as of December 31, 2015 and June 30, 2016 represent the fair value of one tower and the present value of future lease payments under the lease agreement for the other tower.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2016 and the next four years and thereafter are as follows:

2016	$29,132
2017	592,327
2018	6,889,020
2019	7,460,851
2020	68,320,326
Thereafter	429,427

Total	$83,721,083

(5)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan for the three months ended June 30, 2016 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2016	299,293	$4.76
Granted	—	—
Vested	(6,700)	7.27
Forfeited	—	—

Unvested as of June 30, 2016	292,593	$4.70

As of June 30, 2016, there was $0.8 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(6)	Income Taxes

The Company’s effective tax rate was approximately 40% and 41% for the three and six months ended June 30, 2016, respectively and approximately 39% for the three and six months ended June 30, 2015. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	Related Party Transactions

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

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of long term debt, including capital lease obligations and current installments, as of June 30, 2016 was $83.7 million and approximated fair value based on current market interest rates. The carrying amount of long-term debt, including capital lease obligations and current installments, as of December 31, 2015 was $89.8 million and approximated fair value based on market rates at that time.

(9)	Subsequent Events

On July 19, 2016, the Company entered into an Agreement and Plan of Merger with Greater Media, Inc. (“Greater Media”), Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the terms of the Merger Agreement, the Company agreed to acquire all of the issued and outstanding equity stock of Greater Media for an aggregate purchase price of $239,875,000, inclusive of the refinancing of approximately $80.0 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds to be paid to the stockholders of Greater Media are expected to consist of (i) approximately $100.0 million in cash and (ii) approximately $25.0 million in shares of the Company’s Class A common stock, which is equal to 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, estimated to be approximately $20.0 million.

Consummation of the Merger is subject to customary closing conditions, including (i) approval from the Federal Communications Commission, (ii) absence of any order or injunction prohibiting the consummation of the Merger, (iii) subject to customary materiality qualifiers, the accuracy of the representations and warranties of the Company and Merger Sub contained in the Merger Agreement and compliance by the Company with its covenants contained in the Merger Agreement, (iv) the Merger Shares having been approved for listing on the Nasdaq Global Select Market and (v) the Company having delivered executed counterparts to certain ancillary agreements. The Company has obtained a debt financing commitment to fund the transactions contemplated by the Merger Agreement, the aggregate proceeds of which, together with cash and cash equivalents available to the Company and issuance of the Merger Shares, will be sufficient for the Company to pay the aggregate Merger Consideration and all related fees and expenses.

The Merger Agreement contains certain customary termination rights for both the Company and Greater Media. The Merger Agreement also provides that the Company shall pay Greater Media a termination fee of $6,390,000 if Greater Media terminates the Merger Agreement because all conditions to closing have been satisfied and the Company has not consummated the Merger due to the failure of the financing to be available; provided that Greater Media is not also able to terminate the Merger Agreement due to the Company’s breach. It further provides that the Company shall pay Greater Media a termination fee of $12,780,000 if (i) Greater Media terminates the Merger Agreement due to a breach of a representation or covenant by the Company such that the applicable condition to closing is not satisfied or (ii) Greater Media terminates the Merger Agreement because the Company has failed to consummate the Merger when required by the Merger Agreement, in circumstances where the financing was available.

The Merger Agreement contemplates that the parties or their affiliates will enter into the following additional agreements at Closing: (i) an Investor Rights Agreement and (ii) a Registration Rights Agreement. The Investor Rights Agreement would provide the former stockholders of Greater Media receiving Merger Shares (the “Greater Media Stockholders”) with tag-along rights to

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

participate in certain sales of equity securities by the Company and its affiliates and also would provide the Greater Media Stockholders with the right to nominate one director for election to the Company’s Board, so long as the Greater Media Stockholders collectively hold at least 75 % of the Merger Shares issued to them at the closing of the Merger. The Registration Rights Agreement would require the Company to prepare and file with the Securities and Exchange Commission, not later than 20 days after the consummation of the Merger, a registration statement with respect to the resale of the Merger Shares by the Greater Media Stockholders, among other things.

In connection with the transactions contemplated by the Merger Agreement, Royal Bank of Canada (“RBC”), U.S. Bank National Association (“US Bank”) and Beasley Mezzanine Holdings, LLC (the “Borrower”), a direct subsidiary of the Company, entered into a commitment letter, dated July 19, 2016 (the “Commitment Letter”), pursuant to which RBC and US Bank have agreed to provide a credit facility consisting of (a) a term loan B facility in the amount of $265.0 million (the “Term Loan B Facility”) and (b) a revolving credit facility of $20.0 million. The Term Loan B Facility will be borrowed by the Borrower at the closing of the Merger and, along with the Merger Shares, will be used to pay the purchase price, fees, costs and expenses incurred in connection with the Merger, and to refinance existing third party indebtedness of the Borrower and Greater Media. The obligations of RBC and US Bank to provide the debt financing under the Commitment Letter are subject to certain customary closing conditions, including the consummation of the Merger. The termination date for the commitments of RBC and US Bank is six months after the date of the Commitment Letter; provided that such termination date will automatically extend by an additional three months in certain circumstances. In connection with the Commitment Letter, RBC, US Bank, and the Borrower entered into a fee letter pursuant to which the Borrower agreed to pay certain fees to RBC, US Bank and any additional lenders.

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

Recent Developments

On July 19, 2016, the Company, entered into an Agreement and Plan of Merger with Greater Media, Inc. (“Greater Media”), Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”) pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the terms of the Merger Agreement, the Company agreed to acquire all of the issued and outstanding equity stock of Greater Media for an aggregate purchase price of $239,875,000, inclusive of the refinancing of approximately $80.0 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds to be paid to the stockholders of Greater Media are expected to consist of (i) approximately $100.0 million in cash and (ii) approximately $25.0 million in shares of the Company’s Class A common stock, which is equal to 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, estimated to be approximately $20.0 million.

Consummation of the Merger is subject to customary closing conditions, including (i) approval from the Federal Communications Commission, (ii) absence of any order or injunction prohibiting the consummation of the Merger, (iii) subject to customary materiality qualifiers, the accuracy of the representations and warranties of the Company and Merger Sub contained in the Merger Agreement and compliance by the Company with its covenants contained in the Merger Agreement, (iv) the Merger Shares having been approved for listing on the Nasdaq Global Select Market and (v) the Company having delivered executed counterparts to certain ancillary agreements. The Company has obtained a debt financing commitment to fund the transactions contemplated by the Merger Agreement, the aggregate proceeds of which, together with cash and cash equivalents available to the Company and issuance of the Merger Shares, will be sufficient for the Company to pay the aggregate Merger Consideration and all related fees and expenses.

The Merger Agreement contains certain customary termination rights for both the Company and Greater Media. The Merger Agreement also provides that the Company shall pay Greater Media a termination fee of $6,390,000 if Greater Media terminates the Merger Agreement because all conditions to closing have been satisfied and the Company has not consummated the Merger due to the failure of the financing to be available; provided that Greater Media is not also able to terminate the Merger Agreement due to the Company’s breach. It further provides that the Company shall pay Greater Media a termination fee of $12,780,000 if (i) Greater Media terminates the Merger Agreement due to a breach of a representation or covenant by the Company such that the applicable condition to closing is not satisfied or (ii) Greater Media terminates the Merger Agreement because the Company has failed to consummate the Merger when required by the Merger Agreement, in circumstances where the financing was available.

The Merger Agreement contemplates that the parties or their affiliates will enter into the following additional agreements at Closing: (i) an Investor Rights Agreement and (ii) a Registration Rights Agreement. The Investor Rights Agreement would provide the former stockholders of Greater Media receiving Merger Shares (the “Greater Media Stockholders”) with tag-along rights to participate in certain sales of equity securities by the Company and its affiliates and also would provide the Greater Media Stockholders with the right to nominate one director for election to the Company’s Board, so long as the Greater Media Stockholders collectively hold at least 75 % of the Merger Shares issued to them at the closing of the Merger. The Registration Rights Agreement would require the Company to prepare and file with the Securities and Exchange Commission, not later than 20 days after the consummation of the Merger, a registration statement with respect to the resale of the Merger Shares by the Greater Media Stockholders, among other things.

In connection with the transactions contemplated by the Merger Agreement, Royal Bank of Canada (“RBC”), U.S. Bank National Association (“US Bank”) and Beasley Mezzanine Holdings, LLC (the “Borrower”), a direct subsidiary of the Company, entered into a commitment letter, dated July 19, 2016 (the “Commitment Letter”), pursuant to which RBC and US Bank have agreed to provide a credit facility consisting of (a) a term loan B facility in the amount of $265.0 million (the “Term Loan B Facility”) and (b) a revolving credit facility of $20.0 million. The Term Loan B Facility will be borrowed by the Borrower at the closing of the Merger and, along with the Merger Shares, will be used to pay the purchase price, fees, costs and expenses incurred in connection with the Merger, and to refinance existing third party indebtedness of the Borrower and Greater Media. The obligations of RBC and US Bank to provide the debt financing under the Commitment Letter are subject to certain customary closing conditions, including the consummation of the Merger. The termination date for the commitments of RBC and US Bank is six months after the date of the Commitment Letter; provided that such termination date will automatically extend by an additional three months in certain circumstances. In connection with the Commitment Letter, RBC, US Bank, and the Borrower entered into a fee letter pursuant to which the Borrower agreed to pay certain fees to RBC, US Bank and any additional lenders.

On May 26, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 8, 2016, to stockholders of record on June 30, 2016. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” about the Company and Greater Media within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future, not past, events. All statements other than statements of historical fact included in this document are forward-looking statements. These forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to known and unknown risks and uncertainties. Words or expressions such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “may,” “will,” “plans,” “projects,” “could,” “should,” “would,” “seek,” “forecast,” or other similar expressions help identify forward-looking statements.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that the expectations will be attained or that any deviation will not be material. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company and Greater Media undertake no obligation to update or revise any forward-looking statements.

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	the risk that the Merger may not be completed;

•	the ability of the Company to obtain debt financing for the Merger;

•	the risk that, under certain circumstances, the Company may be required to pay a termination fee to Greater Media;

•	the ability to successfully combine the businesses of the Company and Greater Media;

•	the ability of the Company to achieve the expected cost savings, synergies and other benefits from the proposed Merger within the expected time frames or at all;

•	the incurrence of significant transaction and other Merger-related fees and costs;

•	the incurrence of unexpected costs, liabilities or delays relating to the Merger;

•	the risk that the public assigns a lower value to Greater Media’s business than the value used in negotiating the terms of the Merger;

•	the effects of the Merger on the interests of the Company’s current stockholders in the earnings, voting power and market value of the Company;

•	the risk that the Merger may not be accretive to the Company’s current stockholders;

•	the risk that the Merger may prevent the Company from acting on future opportunities to enhance stockholder value;

•	the impact of the issuance of the Merger Shares in connection with the Merger;

•	the risk that any goodwill or identifiable intangible assets recorded due to the Merger could become impaired;

•	the risk due to business uncertainties and contractual restrictions while the Merger is pending that could disrupt the Company’s business;

•	the risk that a closing condition to the proposed Merger may not be satisfied;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company and Greater Media generally, including those set forth in the Company’s filings with the SEC.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the second quarter of 2016.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2015	2016	$	%
Net revenue	$27,024,338	$27,777,381	$753,043	2.8%
Station operating expenses	18,741,666	19,729,821	988,155	5.3
Corporate general and administrative expenses	2,302,888	2,443,661	140,773	6.1
Other income (expense), net	18,694	269,052	250,358	1339.2
Income tax expense	1,639,404	1,674,332	34,928	2.1
Net income	2,532,042	2,469,478	(62,564)	(2.5)

Net Revenue. Net revenue increased $0.8 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Significant factors affecting net revenue included a $0.8 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster and a $0.3 million increase in advertising revenue from our Charlotte market cluster. Net revenue for the three months ended June 30, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $1.0 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Significant factors affecting station operating expenses included a $0.7 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster and a $0.3 million increase in station operating expenses at our Charlotte market cluster. Station operating expenses for the three months ended June 30, 2016 were comparable to station operating expenses for the same period in 2015 at our remaining market clusters.

Corporate General and Administrative Expenses. The increase in corporate general and administrative expenses during the three months ended June 30, 2016 was primarily due to an increase in contract services.

Other Income (Expense), Net. Other income (expense), net increased $0.3 million during the three months ended June 30, 2016. The increase was primarily due to the receipt of insurance proceeds of $0.3 million related to fire damage at our Greenville offices in 2016.

Income Tax Expense. Our effective tax rate was approximately 39% and 40% for the three months ended June 30, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended June 30, 2016 decreased $0.1 million as a result of the factors described above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2015	2016	$	%
Net revenue	$51,275,177	$55,232,328	$3,957,151	7.7%
Station operating expenses	36,555,614	39,716,112	3,160,498	8.6
Corporate general and administrative expenses	4,742,035	4,944,618	202,583	4.3
Radio station exchange transaction costs	349,917	—	(349,917)	(100.0)
Depreciation and amortization	1,958,727	1,669,987	(288,740)	(14.7)
Other income (expense), net	490,499	229,411	(261,088)	(53.2)
Income tax expense	2,439,948	2,953,707	513,759	21.1
Net income	3,830,426	4,290,231	459,805	12.0

Net Revenue. Net revenue increased $4.0 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Significant factors affecting net revenue included a $2.9 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster and a $0.9 million increase in advertising revenue from our Charlotte market cluster. Net revenue for the six months ended June 30, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $3.2 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Significant factors affecting station operating expenses included a $1.8 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster, a $0.6 million increase in station operating expenses at our Charlotte market cluster, and a $0.4 million increase in station operating expenses at our Fort Myers-Naples market cluster. Station operating expenses for the six months ended June 30, 2016 were comparable to station operating expenses for the same period in 2015 at our remaining market clusters.

Corporate General and Administrative Expenses. The increase in corporate general and administrative expenses during the six months ended June 30, 2016 was primarily due to an increase in contract services.

Radio Station Exchange Transaction Costs. In connection with the asset exchange with CBS Radio Stations, Inc. in 2014, we incurred transaction costs of $0.3 million in 2015.

Depreciation and Amortization. The $0.3 million decrease in depreciation and amortization during the six months ended June 30, 2016 was primarily due to a $0.3 million decrease in amortization of other intangibles at our Charlotte and Tampa-Saint Petersburg market clusters as compared to the same period in 2015.

Other Income (Expense), Net. Other income (expense), net decreased $0.3 million during the six months ended June 30, 2016.

The decrease was primarily due to the receipt of insurance proceeds of $0.4 million related to a radio tower damaged by severe weather in our Augusta market in 2015 partially offset by the receipt of insurance proceeds of $0.3 million related to fire damage at our Greenville offices in 2016.

Income Tax Expense. Our effective tax rate was approximately 39% and 41% for the six months ended June 30, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the six months ended June 30, 2016 increased $0.5 million as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter, not accounting for the Merger, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

In connection with the Merger, we entered into the Commitment Letter, pursuant to which RBC and US Bank have agreed to provide a credit facility consisting of (a) a Term Loan B Facility in the amount of $265.0 million and (b) a revolving credit facility of $20.0 million. We expect the Term Loan B Facility will be borrowed by the Borrower at the closing of the Merger and, along with the Merger Shares, will be used to pay the purchase price, fees, costs and expenses incurred in connection with the Merger, and to refinance existing third party indebtedness of the Borrower and Greater Media. We expect that such borrowings under the Term Loan B Facility will be sufficient to meet the capital requirements of the Merger.

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.2 million to repurchase 48,083 shares during the six months ended June 30, 2016.

Our credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $6.0 million each year. We paid cash dividends of $2.1 million during the six months ended June 30, 2016. Also, on May 26, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on July 8, 2016, to stockholders of record on June 30, 2016.

On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority which expired on May 28, 2016.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our existing revolving credit facility;

•	the Term Loan B Facility and revolving credit facility that we expect to enter into in connection with the closing of the Merger;

•	additional borrowings, other than under our existing revolving credit facility, to the extent permitted under our credit agreement or the new Term Loan B Facility; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results or unanticipated expenses could give rise to defaults under our credit facility, or our new Term Loan B Facility after the closing of the Merger, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect and we may not secure financing when needed or on acceptable terms.

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

The following summary table presents a comparison of our capital resources for the six months ended June 30, 2015 and 2016 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six months ended June 30,
	2015	2016
Net cash provided by operating activities	$5,484,700	$8,845,051
Net cash used in investing activities	(1,217,294)	(792,312)
Net cash used in financing activities	(6,955,843)	(8,249,781)

Net decrease in cash and cash equivalents	$(2,688,437)	$(197,042)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $3.4 million during the six months ended June 30, 2016. Significant factors affecting this increase in net cash provided by operating activities included a $6.4 million increase in cash receipts from the sale of advertising airtime and a $1.7 million decrease in income tax payments, partially offset by a $4.5 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2016 included payments of $1.4 million for capital expenditures and a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary. Net cash used in investing activities for the same period in 2015 included payments of $0.8 million for capital expenditures and payments of $0.4 million for translator licenses.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2016 included repayments of $6.0 million on our long-term debt and payments of $2.1 million for cash dividends. Net cash used in financing activities for the same period in 2015 included repayments of $4.5 million on our long-term debt and payments of $2.1 million for cash dividends.

Credit Facility. As of June 30, 2016, the credit facility consisted of a term loan with a remaining balance of $83.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2016, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the LIBOR rate, as defined in the credit agreement, plus a margin ranging from 2.5% to 4.5% that is determined by our consolidated total debt ratio, as defined in the credit agreement or (ii) the base rate, as defined in the credit agreement, plus a margin ranging from 1.5% to 3.5% that is determined by our consolidated total debt ratio. Interest on adjusted LIBOR loans is payable at the end of each applicable interest period and, for those interest periods with a duration in excess of three months, the three month anniversary of the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. The credit facility carried interest, based on LIBOR, at 3.5% as of June 30, 2016 and matures on November 30, 2020.

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

The credit facility is secured by a first-priority lien on substantially all of the Company’s assets and the assets of substantially all of its subsidiaries and is guaranteed jointly and severally by the Company and substantially all of its subsidiaries. If we default under the terms of the credit agreement, the Company and its applicable subsidiaries may be required to perform under their guarantees. As of June 30, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $83.0 million. The guarantees for the credit facility expire on November 30, 2020.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2016 and the next four years and thereafter are as follows:

2016	$29,132
2017	592,327
2018	6,889,020
2019	7,460,851
2020	68,320,326
Thereafter	429,427

Total	$83,721,083

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on its business or results of operations. As of June 30, 2016, we were in compliance with all applicable financial covenants under our credit agreement; our consolidated total debt ratio was 2.90 times, and our interest coverage ratio was 6.75 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors presented below are added to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015:

The Merger may not be completed, which could adversely affect our business operations and stock price and subject us to a number of risks.

If the Merger is not completed for any reason, we would still remain liable for significant transaction costs, including, in certain circumstances, termination fees of up to $12,780,000, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed Merger. For these and other reasons, a failed Merger could adversely affect our financial condition and results of operations. Furthermore, if we do not complete the Merger, the market price of our Class A common stock may decline significantly from the current market price and our current stockholders will not enjoy the benefits of holding stock in the combined company. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not completed.

Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community. And any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our advertisers and employees could continue or accelerate in the event of a failed transaction.

The failure to obtain debt financing in the form of a new $265.0 million Term Loan B Facility would adversely affect our ability to close the Merger.

Upon the closing of the Merger, we anticipate that the Borrower, a direct subsidiary of the Company, RBC and US Bank, will enter into a credit facility pursuant to the Commitment Letter consisting of (a) a term loan B facility in the amount of $265.0 million and (b) a revolving credit facility of $20.0 million. The Commitment Letter provides that we will borrow all of the $265.0 million term loan at the closing of the Merger, which will be used to pay a portion of the purchase price and fees, costs and expenses incurred in connection with the Merger and to refinance existing third party indebtedness of the Borrower and Greater Media.

The obligations of RBC and US Bank to provide the debt financing under the Commitment Letter are subject to certain customary closing conditions, including the consummation of the Merger. If we fail to complete the Merger before January 19, 2017, RBC and US Bank may terminate their commitments under the Commitment Letter; provided that such termination date will automatically extend by an additional three months in certain circumstances. The failure to obtain this debt financing would adversely affect our ability to fund all of our anticipated closing payments in connection with the Merger, could result in a breach of our covenants under the Merger Agreement and could result in the termination of the Merger Agreement.

In the event that a closing condition to the proposed Merger is not satisfied the Merger may not be completed and we may be required to pay a termination fee to Greater Media.

The Merger Agreement contains closing conditions. If we are unable to satisfy or obtain a waiver for these conditions, we will be unable to complete the Merger, and we will be subject to a number of risks as detailed in these Risk Factors.

The Merger Agreement also provides that we shall pay Greater Media a termination fee of (i) $6,390,000 if Greater Media terminates the Merger Agreement because all conditions to closing have been satisfied and the Company has not consummated the Merger due to the failure of debt financing to be available or (ii) $12,780,000 if Greater Media terminates the Merger Agreement due to our breach of a representation or covenant such that the applicable closing condition is not satisfied or if Greater Media terminates the Merger Agreement because we have failed to consummate the Merger when required by the Merger Agreement, in circumstances where debt financing was available. The incurrence of such fees could adversely affect our financial condition and results of operations.

The failure to successfully combine our business with Greater Media’s business in the expected time frame may adversely affect our financial condition and results of operations.

The success of the Merger will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining our business with Greater Media’s business. If a successful combination of the businesses does not occur, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. The difficulties of combining the operations of the two businesses include:

•	managing a significantly larger company;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns and any potential performance shortfalls as a result of such diversion;

•	unanticipated issues in integrating information technology, communications and other systems;

•	costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses, liabilities or delays associated with the Merger.

The Company and Greater Media have operated and, until the completion of the Merger, will continue to operate independently. Even if the operations are combined successfully, the combined company may not realize the full benefits of the merger on the anticipated timeframe, or at all. These integration matters could have an adverse effect on our financial condition and results of operations.

We will incur significant transaction and other Merger-related fees and costs.

We expect to incur costs associated with combining the operations of our business with those of Greater Media, as well as transaction fees and other costs related to the Merger. The total transaction costs to consummate the Merger are estimated to be approximately $9.5 million including estimated debt issuance costs of $8.5 million, which do not include any costs to be borne by Greater Media. The amount of transaction costs expected to be incurred is a preliminary estimate and subject to change. In addition, it is expected that our costs related to legal and regulatory compliance may increase substantially, at least in the near term, because Greater Media has not previously been required to comply with the reporting, internal control, public disclosure and similar legal and regulatory compliance obligations applicable to publicly traded companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term or at all.

Further, while the Merger is pending we will continue to incur costs, fees, expenses and charges related to the Merger, which may materially and adversely affect our financial condition and results of operations. These costs, fees and expenses may exceed the expected level of such liabilities and materially affect the benefit of the Merger to the Company and our stockholders.

If the public markets assign lower values to Greater Media’s business than the values used in negotiating the terms of the Merger, the trading price of our Class A common stock may decline.

The stock of Greater Media is not publicly traded, so there is no current market-based valuation for Greater Media’s business. In negotiating the Merger, we used what we believe to be a reasonable valuation for Greater Media. However, the public markets may not value Greater Media’s business in the same manner as we have valued it for purposes of negotiating the terms of the Merger. Based on the performance of the combined company, the market may conclude that the value assigned to Greater Media in the Merger was too high. In this event, the trading price of our Class A common stock may decline.

The issuance of at least 5,422,993 shares of our Class A common stock in the Merger will substantially reduce the percentage interests of our existing stockholders in the earnings, voting power and market value of the Company.

We will issue at least 5,422,993 shares of Class A common stock in the Merger, subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing, and certain other payments and expenses. Upon completion of the Merger and the issuance of these shares, we estimate that former stockholders of Greater Media, will own approximately 19% of the outstanding shares of Company Common Stock, and control approximately 3% of the voting power of the Company Common Stock. The issuance of the Merger Shares in connection with the Merger will cause a significant reduction in the relative percentage interests of our existing stockholders in the earnings, voting power and market value of the Company.

The Merger may not be accretive to our current stockholders.

Excluding transaction costs, the transaction is expected to be accretive to our operating results immediately upon closing inclusive of expected financial and operating synergies and the planned divestiture of certain stations. The extent and duration of any accretion will depend on several factors, including the amount of merger-related expenses we incur that are charged against our earnings and the results of operations of the Greater Media business, which will not be known until after the merger is completed. If expenses charged against earnings are higher than we expect or the Greater Media business does not achieve the revenue and earnings growth we project, the Merger may not be accretive at all. In such event, the trading price of our Class A common stock may decline.

Any goodwill or identifiable intangible assets that we record due to the Merger could become impaired, which would adversely affect our results of operations.

Under GAAP, the Merger will be accounted for under the acquisition method of accounting as a purchase by the Company of Greater Media. Under the acquisition method of accounting, the total implied purchase price paid for Greater Media in the Merger will be allocated to Greater Media’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the Merger will result in the creation of goodwill based upon the application of acquisition accounting. To the extent the value of goodwill or identifiable intangible assets become impaired, we may be required to incur material non-cash charges relating to such impairment. Such a potential impairment charge could adversely affect our results of operations.

The Merger may prevent us from acting on future opportunities that may enhance stockholder value.

In the future, opportunities for a business combination could become available that might permit us to increase our competitive position and enhance stockholder value on more favorable terms than the Merger currently presents. The fact that the Merger was either completed or not completed or is pending could prevent us from pursuing such opportunities.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business or give rise to the termination of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of the parties, including, among others, covenants to conduct our businesses in the ordinary course between the execution and delivery of the Merger Agreement and the consummation of the Merger and not to engage in certain kinds of transactions during such period (including the payment of dividends other than our routine quarterly dividend declared and paid in the ordinary course). These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which could adversely affect our financial condition and results of operations. In addition to the closing conditions detailed above, the occurrence of certain events, changes in circumstances or other factors could lead the termination of the Merger Agreement, which could adversely affect our financial condition and results of operations.

There have been no other material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2016	1,675	$3.73	—	$1,000,000
May 1 – 31, 2016	—	—	—	—
June 1 – 30, 2016	—	$—	—	—

Total	1,675

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended June 30, 2016, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority which expired on May 28, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016. (1)

31.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 5, 2016	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)