Form 10-Q
period 2016-09-30
BEASLEY BROADCAST GROUP INC
filed 2016-11-09
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, 12,112,142 Shares Outstanding as of November 2, 2016

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of November 2, 2016

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,318,494	$16,650,884
Accounts receivable, less allowance for doubtful accounts of $596,380 in 2015 and $641,449 in 2016	19,847,536	19,175,400
Prepaid expenses	1,896,491	2,004,835
Other current assets	1,017,059	1,086,868

Total current assets	37,079,580	38,917,987
Restricted cash	743,195	—
Property and equipment, net	25,768,230	25,564,792
FCC broadcasting licenses	232,553,105	232,553,105
Goodwill	5,336,583	5,336,583
Other intangibles, net	544,238	336,612
Assets held for sale	3,921,523	3,882,317
Other assets	5,455,441	6,372,075

Total assets	$311,401,895	$312,963,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,484,048	$5,029,124
Accounts payable	1,827,003	2,380,007
Other current liabilities	7,588,106	9,777,313

Total current liabilities	10,899,157	17,186,444
Due to related parties	952,465	879,931
Long-term debt, net of current installments and unamortized debt issuance costs	86,461,778	77,148,250
Deferred tax liabilities	77,739,201	79,224,948
Other long-term liabilities	1,812,219	1,685,116

Total liabilities	177,864,820	176,124,689
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,449,956 issued and 6,567,777 outstanding in 2015; 9,621,286 issued and 6,689,149 outstanding in 2016	9,450	9,621
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2015 and 2016	16,662	16,662
Additional paid-in capital	119,495,619	120,137,292
Treasury stock, Class A common stock; 2,882,179 in 2015; 2,932,137 shares in 2016	(15,361,869)	(15,523,869)
Retained earnings	29,302,054	32,178,362
Accumulated other comprehensive income	75,159	20,714

Total stockholders’ equity	133,537,075	136,838,782

Total liabilities and stockholders’ equity	$311,401,895	$312,963,471

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2015	2016
Net revenue	$26,264,321	$27,729,026

Operating expenses:
Station operating expenses (including stock-based compensation of $41,791 in 2015 and $36,412 in 2016 and excluding depreciation and amortization shown separately below)	19,651,996	19,519,464
Corporate general and administrative expenses (including stock-based compensation of $230,207 in 2015 and $164,752 in 2016)	2,307,208	2,394,970
Merger expenses	—	1,200,573
Depreciation and amortization	863,867	816,394
Impairment loss	3,520,933	—

Total operating expenses	26,344,004	23,931,401

Operating income (loss)	(79,683)	3,797,625
Non-operating income (expense):
Interest expense	(1,064,069)	(855,378)
Other income (expense), net	1,880	316,126

Income (loss) before income taxes	(1,141,872)	3,258,373
Income tax expense (benefit)	(403,933)	1,564,005

Net income (loss)	(737,939)	1,694,368
Other comprehensive income (loss):
Unrealized loss on securities (net of income tax benefit of $3,779 in 2015 and $3,038 in 2016)	(6,116)	(4,958)

Comprehensive income (loss)	$(744,055)	$1,689,410

Net income (loss) per share:
Basic and diluted	$(0.03)	$0.07
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,921,200	23,025,764
Diluted	22,999,488	23,176,632

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2015	2016
Net revenue	$77,539,498	$82,961,354

Operating expenses:
Station operating expenses (including stock-based compensation of $125,373 in 2015 and $109,236 in 2016 and excluding depreciation and amortization shown separately below)	56,207,610	59,235,576
Corporate general and administrative expenses (including stock-based compensation of $230,207 in 2015 and $532,608 in 2016)	7,049,243	7,339,588
Merger and exchange expenses	349,917	1,200,573
Depreciation and amortization	2,822,594	2,486,381
Impairment loss	3,520,933	—

Total operating expenses	69,950,297	70,262,118

Operating income	7,589,201	12,699,236
Non-operating income (expense):
Interest expense	(2,953,078)	(2,742,462)
Other income (expense), net	492,379	545,537

Income before income taxes	5,128,502	10,502,311
Income tax expense	2,036,015	4,517,712

Net income	3,092,487	5,984,599
Other comprehensive income:
Unrealized gain (loss) on securities (net of income tax expense of $37,434 in 2015 and income tax benefit of $33,356 in 2016)	60,588	(54,445)

Comprehensive income	$3,153,075	$5,930,154

Net income per share:
Basic	$0.14	$0.26
Diluted	$0.13	$0.26
Dividends declared per common share	$0.135	$0.135
Weighted average shares outstanding:
Basic	22,907,054	23,010,933
Diluted	22,995,350	23,142,178

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income	$3,092,487	$5,984,599
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	913,878	641,844
Provision for bad debts	462,392	653,934
Depreciation and amortization	2,822,594	2,486,381
Impairment loss	3,520,933	—
Amortization of loan fees	253,098	275,247
Deferred income taxes	1,241,508	1,431,302
Change in operating assets and liabilities:
Accounts receivable	(1,366,590)	18,202
Prepaid expenses	(2,165,905)	(108,344)
Other assets	1,122,560	(693,660)
Accounts payable	1,282,699	553,004
Other liabilities	(1,333,025)	2,003,539
Other operating activities	70,730	(107,575)

Net cash provided by operating activities	9,917,359	13,138,473

Cash flows from investing activities:
Change in restricted cash	—	743,195
Capital expenditures	(1,807,699)	(2,072,389)
Payments for translator licenses	(391,175)	—
Payments for investments	(166,667)	(166,667)
Repayment of notes receivable from related parties	279,484	—

Net cash used in investing activities	(2,086,057)	(1,495,861)

Cash flows from financing activities:
Principal payments on indebtedness	(7,500,000)	(6,043,699)
Tax shortfall from vesting of restricted stock	(151,036)	—
Dividends paid	(3,090,168)	(3,104,523)
Payments for treasury stock	(253,597)	(162,000)

Net cash used in financing activities	(10,994,801)	(9,310,222)

Net increase (decrease) in cash and cash equivalents	(3,163,499)	2,332,390
Cash and cash equivalents at beginning of period	14,259,441	14,318,494

Cash and cash equivalents at end of period	$11,095,942	$16,650,884

Cash paid for interest	$2,699,980	$2,485,147

Cash paid for income taxes	$5,166,327	$2,555,650

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$112,330	$43,262

Dividends declared but unpaid	$1,031,636	$1,036,341

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of reviewing the new guidance, but its preliminary assessment, which is subject to change, does not result in a significant impact on its financial statements.

In March 2016, the FASB issued guidance to improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, does not result in a significant impact on its financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to review the new guidance and is currently researching lease management software. The Company expects the new guidance to result in a significant impact on the balance sheet however that impact will not be quantified until closer to the adoption date. The Company does not expect the new guidance to have a significant impact on the statement of comprehensive income.

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such, these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, does not result in a significant impact on its financial statements.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In August 2015, the FASB delayed the effective date of the new guidance to annual

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, does not result in a significant impact on its financial statements.

(3)	FCC Broadcasting Licenses

On July 29, 2016, the Company entered into an agreement to acquire one FM translator license from Southern Nevada Educational Broadcasters for $0.7 million. This translator license will allow the Company to rebroadcast the programming of one of its radio stations in Las Vegas, NV on the FM band over an expanded area of coverage. On July 25, 2016, the Company entered into an agreement to acquire one FM translator license from Radio One of Boston, Inc. for $0.4 million. This translator license will allow the Company to rebroadcast the programming of its radio station in Boston, MA on the FM band over an expanded area of coverage. The acquisitions are subject to certain closing conditions, including FCC approval.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2015	September 30, 2016
Term loan	$89,000,000	$83,000,000
Capital lease obligations	750,216	706,517

	89,750,216	83,706,517
Less unamortized debt issuance costs	(1,804,390)	(1,529,143)

	87,945,826	82,177,374
Less current installments	(1,484,048)	(5,029,124)

	$86,461,778	$77,148,250

As of September 30, 2016, the existing credit facility consisted of a term loan with a remaining balance of $83.0 million and a revolving credit facility with a maximum commitment of $20.0 million (the “Existing Credit Facility”). As of September 30, 2016, the Company had $20.0 million in available commitments under its revolving credit facility. The Existing Credit Facility carried interest, based on LIBOR, at 3.5% as of September 30, 2016. As of December 31, 2015, the Existing Credit Facility consisted of a term loan with a remaining balance of $89.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The Existing Credit Facility carried interest, based on adjusted LIBOR, at 3.9% as of December 31, 2015. Current installments of long-term debt are based on the amortization schedule for the new credit agreement (see Note 9).

The credit agreement governing the Existing Credit Facility (the “Existing Credit Agreement”) requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the Existing Credit Agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow, as defined in the Existing Credit Agreement. Prepayments of excess cash flow are not required when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The Existing Credit Agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The Existing Credit Agreement requires the Company to comply with certain financial covenants which are defined in the Existing Credit Agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. The Company’s consolidated total debt on the last day of each fiscal quarter through September 30, 2016 must not have exceeded 4.5 times its consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2016 through March 31, 2017, the maximum ratio is 4.25 times. For the period from April 1, 2017 through December 31, 2017, the maximum ratio is 4.0 times. The maximum ratio is 3.75 for 2018, 3.5 times for 2019, and 3.0 times for 2020.

•	Interest Coverage Ratio. The Company’s consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times its consolidated cash interest expense for the four quarters then ended.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the Company’s Existing Credit Agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on its business or results of operations. As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the Existing Credit Agreement.

The Company has two capital leases related to radio towers. The obligations recorded as of December 31, 2015 and September 30, 2016 represent the fair value of one tower and the present value of future lease payments under the lease agreement for the other tower.

The aggregate scheduled principal repayments of the capital lease obligations for the remainder of 2016 and the next four years and thereafter are as follows:

2016	$14,566
2017	61,077
2018	64,020
2019	67,101
2020	70,326
Thereafter	429,427

Total	$706,517

(5)	Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan for the three months ended September 30, 2016 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2016	292,593	$4.70
Granted	37,500	4.90
Vested	(7,500)	8.49
Forfeited	(500)	7.26

Unvested as of September 30, 2016	322,093	$4.64

As of September 30, 2016, there was $0.8 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

(6)	Income Taxes

The Company’s effective tax rate was approximately 48% and 43% for the three and nine months ended September 30, 2016, respectively and approximately 35% and 40% for the three and nine months ended September 30, 2015. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The Company has included $1.2 million of expenses related to the Merger (as defined in Note 9, below) as not deductible in the calculation of the effective tax rate for the three and nine months ended September 30, 2016. However, after completion of certain post-closing procedures related to the Merger, all merger expenses will be evaluated to determine if any may be deductible in the fourth quarter of 2016.

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

The carrying amount of long term debt, including capital lease obligations and current installments, as of September 30, 2016 was $83.7 million and approximated fair value based on current market interest rates. The carrying amount of long-term debt, including capital lease obligations and current installments, as of December 31, 2015 was $89.8 million and approximated fair value based on market rates at that time.

(9)	Subsequent Events

Greater Media Merger

On November 1, 2016 (the “Closing Date”), the Company completed the acquisition of Greater Media, Inc. (“Greater Media”), pursuant to that certain merger agreement, dated as of July 19, 2016 by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Sotckholders’ Representative (the “Merger Agreement”). On the Closing Date, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company will add 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets. However, in order to comply with the FCC’s rules, the Charlotte radio stations, WBT-AM, WBT-FM, and WLNK-FM are currently operating in a trust, pending completion of the sale to Entercom Communications Corp. (see “Radio Station Sales” below). The Merger substantially broadened and diversified the Company’s local radio broadcasting platform and revenue base with new stations that are geographically complementary to the Company’s ongoing operations.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of approximately $82.0 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) approximately $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which is equal to 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, estimated to be approximately $24.0 million. Merger expenses of $1.2 million were expensed as a separate line item in the statements of comprehensive income for the three and nine months ended September 30, 2016.

As of the date the Company issued these financial statements, the Company had not received the necessary financial information from Greater Media to determine the fair value of assets acquired and liabilities assumed to complete the purchase price allocation, pro-forma information and other required business combination disclosures. The Company expects to finalize its valuations and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date

New Credit Agreement

On November 1, 2016, Beasley Mezzanine Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company entered into a new credit agreement by and among the Borrower, Royal Bank of Canada, as administrative agent and collateral agent and U.S. Bank National Association, as syndication agent (the “New Credit Agreement”), providing for a term loan B facility in the amount of $265.0 million (the “Term Loan Facility”) and a revolving credit facility of $20.0 million (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “New Credit Facility”). Proceeds from the Term Loan Facility were used to repay the Existing Credit Facility, pay a portion of the purchase price and fees, costs and expenses incurred in connection with the Merger and to repay existing third party indebtedness of Greater Media. In connection with the New Credit Facility, the Company expects to record a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2016.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The New Credit Facility is secured by substantially all assets of the Company, the Borrower and their subsidiaries, including Greater Media and its subsidiaries acquired through the Merger. The Company and the Borrower’s subsidiaries guarantee repayment of the New Credit Facility.

The Term Loan Facility matures on the seventh anniversary of the Closing Date, which was November 1, 2016, and will amortize in quarterly installments in aggregate annual amounts equal to (i) 2.5% of the original principal amount of the Term Loan Facility during the first two years after the Closing Date and (ii) 5.0 % of the original principal amount of the Term Loan Facility for each year thereafter. The first amortization payment is due at the end of the first full fiscal quarter after the Closing Date and the remaining balance of the original principal amount of the Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Revolving Credit Facility terminates on the fifth anniversary of the Closing Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

Loans under the New Credit Facility, at the Borrower’s option, will bear interest at either LIBOR plus 6.0% or base rate plus 5.0%. Each interest rate decreases 0.25% when the Company’s first lien leverage ratio is equal to or less than 3.75 times. Solely with respect to the Term Loan Facility incurred on the Closing Date, LIBOR is subject to a 1% floor. Interest payments for the loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for the loans based on the base rate are due quarterly.

The New Credit Facility is subject to customary negative covenants as well as a financial covenant that is a maximum first lien leverage ratio that will be tested as the end of each fiscal quarter beginning with the quarter ending March 31, 2017. The Company’s Consolidated First Lien Debt, as described in the New Credit Agreement, on the last day of each fiscal quarter for the period from March 31, 2017 through March 31, 2018 must not exceed 6.25 times its Consolidated EBITDA, as described in the New Credit Agreement, for the four quarters then ended. For the period from June 30, 2018 through September 30, 2018, the maximum ratio is 6.0 times. For the period from December 31, 2018 through September 30, 2019, the maximum ratio is 5.75 times. For December 31, 2019 and thereafter, the maximum ratio is 5.25 times.

The aggregate scheduled principal repayments of the New Credit Facility for the next five years and thereafter are as follows:

2017	$6,625,000
2018	6,625,000
2019	13,250,000
2020	13,250,000
2021	13,250,000
Thereafter	212,000,000

Total	$265,000,000

Radio Station Sales

On October 18, 2016, the Company entered into a definitive agreement to sell substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC to Entercom Communications Corp. (“Entercom”) for $24.0 million. On November 1, 2016, Entercom began operating WBT-AM, WBT-FM and WLNK-FM, which are currently in a trust following completion of the Company’s acquisition of Greater Media, under a local marketing agreement. The sale, which is expected to close in the fourth quarter of 2016, is subject to Federal Communications Commission approval and other customary closing conditions. The Company intends to use the net proceeds to repay a portion of the outstanding balance under the Company’s New Credit Facility. The assets of WFNZ-AM have been classified as held for sale as of September 30, 2016.

A summary of assets held for sale as of December 31, 2015 and September 30, 2016 is as follows:

	December 31, 2015	September 30, 2016
Property and equipment, net	$1,755,123	$1,715,917
FCC broadcasting license	2,166,400	2,166,400

	$3,921,523	$3,882,317

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. After completion of the merger with Greater Media, Inc. and completion of the sale of certain radio stations to Entercom Communications, Inc. we will own and operate 69 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Greenville-New Bern-Jacksonville, NC, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On November 1, 2016 (the “Closing Date”), the Company completed the acquisition of Greater Media, Inc. (“Greater Media”) pursuant to that certain merger agreement by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”). On the Closing Date, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company will add 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets. However, in order to comply with the FCC’s rules, the Charlotte radio stations, WBT-AM, WBT-FM, and WLNK-FM are currently operating in a trust, pending completion of the sale to Entercom Communications Corp. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of approximately $82.0 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) approximately $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which is equal to 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, estimated to be approximately $24.0 million. Merger expenses of $1.2 million were expensed as a separate line item in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016.

On November 1, 2016, Beasley Mezzanine Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company entered into a new credit agreement by and among the Borrower, Royal Bank of Canada, as administrative agent and collateral agent and U.S. Bank National Association, as syndication agent (the “New Credit Agreement”), providing for a term loan B facility in the amount of $265.0 million (the “Term Loan Facility”) and a revolving credit facility of $20.0 million (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “New Credit Facility”). Proceeds from the Term Loan Facility were used to pay the Existing Credit Facility (as defined below), pay a portion of the purchase price and fees, costs and expenses incurred in connection with the Merger and to repay existing third party indebtedness of Greater Media. In connection with the New Credit Facility, the Company expects to record a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2016. The New Credit Facility is secured by substantially all assets of the Company, the Borrower and their subsidiaries, including Greater Media and its subsidiaries acquired through the Merger. The Company and the Borrower’s subsidiaries guarantee repayment of the New Credit Facility. The Term Loan Facility matures on the seventh anniversary of the Closing Date, which was November 1, 2016, and will amortize in quarterly installments in aggregate annual amounts equal to (i) 2.5% of the original principal amount of the Term Loan Facility during the first two years after the Closing Date and (ii) 5.0 % of the original principal amount of the Term Loan Facility for each year thereafter. The first amortization payment is due at the end of the first full fiscal quarter after the Closing Date and the remaining balance of the original principal amount of the Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Revolving Credit Facility terminates on the fifth anniversary of the Closing Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. Loans under the New Credit Facility, at the Borrower’s option, will bear interest at either LIBOR plus 6.0% or base rate plus 5.0%. Each interest rate decreases 0.25% when the Company’s first lien leverage ratio is equal to or less than 3.75 times. Solely with respect to the Term Loan Facility incurred on the Closing Date, LIBOR is subject to a 1% floor. Interest payments for loans based on LIBOR loans are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The New Credit Facility is subject to customary negative covenants as well as a financial covenant that is a maximum first lien leverage ratio that will be tested as the end of each fiscal quarter beginning with the quarter ending March 31, 2017.

On October 18, 2016, we entered into a definitive agreement to sell substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC to Entercom Communications Corp. (“Entercom”) for $24.0 million. On November 1, 2016, Entercom began operating WBT-AM, WBT-FM and WLNK-FM, which are held in trust following completion of our acquisition of Greater Media, under a local marketing agreement. The sale, which is expected to close in the fourth quarter of 2016, is subject to Federal Communications Commission approval and other customary closing conditions. We intend to use the net proceeds to repay a portion of the outstanding balance under our New Credit Facility.

On August 24, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 7, 2016, to stockholders of record on September 30, 2016. While we intend to pay quarterly cash dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared by the board of directors at its discretion.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	the ability to successfully combine the businesses of the Company and Greater Media and the ability to successfully integrate the stations acquired in the asset exchange with CBS Radio;

•	the ability of the Company to achieve the expected cost savings, synergies and other benefits from the acquisition of Greater Media and the asset exchange with CBS Radio within the expected time frames or at all;

•	the incurrence of significant transaction related fees and costs in connection with the acquisition of Greater Media;

•	the incurrence of unexpected costs, or liabilities relating to the integration of Greater Media and the station acquired in the asset exchange with CBS Radio;

•	the risk that the acquisition of Greater Media may not be accretive to the Company’s current stockholders;

•	the risk that the acquisition of Greater Media may prevent the Company from acting on future opportunities to enhance stockholder value;

•	the impact of the issuance of the Merger Shares in connection with the acquisition of Greater Media;

•	the risk that any goodwill or identifiable intangible assets recorded due to the acquisition of Greater Media could become impaired;

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues and respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s substantial debt levels;

•	the loss of key personnel; and

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company and Greater Media generally, including those set forth in the Company’s filings with the SEC.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the third quarter of 2016.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2015	2016	$	%
Net revenue	$26,264,321	$27,729,026	$1,464,705	5.6%
Station operating expenses	19,651,996	19,519,464	(132,532)	(0.7)
Corporate general and administrative expenses	2,307,208	2,394,970	87,762	3.8
Merger expenses	—	1,200,573	1,200,573	—
Impairment loss	3,520,933	—	(3,520,933)	(100.0)
Other income (expense), net	1,880	316,126	314,246	16715.2
Income tax expense (benefit)	(403,933)	1,564,005	1,967,938	487.2
Net income (loss)	(737,939)	1,694,368	2,432,307	329.6

Net Revenue. Net revenue increased $1.5 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Significant factors affecting net revenue included a $1.0 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster, a $0.4 million increase in advertising revenue from our Charlotte market cluster, and a $0.3 million increase in advertising revenue from our Fayetteville market cluster partially offset by a $0.2 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the three months ended September 30, 2016 also included $0.5 million of political advertising from the 2016 elections. Net revenue for the three months ended September 30, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses for the three months ended September 30, 2016 were comparable to station operating expenses for the same period in 2015.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended September 30, 2016 were comparable to corporate general and administrative expenses for the same period in 2015.

Merger Expenses. In connection with the Merger, we incurred expenses, primarily consisting of legal fees, of $1.2 million during the third quarter of 2016.

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

Other Income (Expense), Net. Other income (expense), net increased $0.3 million during the three months ended September 30, 2016. The increase was primarily due to the receipt of insurance proceeds of $0.3 million related to our Charlotte market cluster.

Income Tax Expense. Our effective tax rate was approximately 35% and 48% for the three months ended September 30, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. We have included $1.2 million of expenses related to the Merger as not deductible in the calculation of the effective tax rate for the three months ended September 30, 2016. However, after completion of certain post-closing procedures related to the Merger, all merger expenses will be evaluated to determine if any may be deductible in the fourth quarter of 2016.

Net Income. Net income during the three months ended September 30, 2016 increased $2.4 million as a result of the factors described above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2015	2016	$	%
Net revenue	$77,539,498	$82,961,354	$5,421,856	7.0%
Station operating expenses	56,207,610	59,235,576	3,027,966	5.4
Corporate general and administrative expenses	7,049,243	7,339,588	290,345	4.1
Merger and exchange expenses	349,917	1,200,573	850,656	243.1
Impairment loss	3,520,933	—	(3,520,933)	(100.0)
Income tax expense	2,036,015	4,517,712	2,481,697	121.9
Net income	3,092,487	5,984,599	2,892,112	93.5

Net Revenue. Net revenue increased $5.4 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Significant factors affecting net revenue included a $4.0 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster, a $1.3 million increase in advertising revenue from our Charlotte market cluster, and a $0.6 million increase in advertising revenue from our Fayetteville market cluster partially offset by a $0.4 million decrease in advertising revenue from our Wilmington market cluster. Net revenue for the nine months ended September 30, 2016 also included $0.5 million of political advertising from the 2016 elections. Net revenue for the nine months ended September 30, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $3.0 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Significant factors affecting station operating expenses included a $1.9 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster, a $0.7 million increase in station operating expenses at our Charlotte market cluster, and a $0.3 million increase in station operating expenses at our Las Vegas market cluster. Station operating expenses for the nine months ended September 30, 2016 were comparable to station operating expenses for the same period in 2015 at our remaining market clusters.

Corporate General and Administrative Expenses. The increase in corporate general and administrative expenses during the nine months ended September 30, 2016 was primarily due to an increase in contract services.

Merger and Exchange Expenses. In connection with the Merger, we incurred expenses, primarily consisting of legal fees, of $1.2 million during the third quarter of 2016. In connection with the asset exchange with CBS Radio Stations, Inc. in 2014, we incurred transaction costs of $0.3 million in 2015.

Depreciation and Amortization. The $0.3 million decrease in depreciation and amortization during the nine months ended September 30, 2016 was primarily due to a $0.3 million decrease in amortization of other intangibles at our Charlotte and Tampa-Saint Petersburg market clusters as compared to the same period in 2015.

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

Income Tax Expense. Our effective tax rate was approximately 40% and 43% for the nine months ended September 30, 2015 and 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. We have included $1.2 million of expenses related to the Merger as not deductible in the calculation of the effective tax rate for the nine months ended September 30, 2016. However, after completion of certain post-closing procedures related to the Merger, all merger expenses will be evaluated to determine if any may be deductible in the fourth quarter of 2016.

Net Income. Net income during the nine months ended September 30, 2016 increased $2.9 million as a result of the factors described above.

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

Our existing credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.2 million to repurchase 49,958 shares during the nine months ended September 30, 2016.

Our existing credit agreement permits us to pay cash dividends and to repurchase additional shares of our common stock, subject to compliance with financial covenants, up to an aggregate amount of $6.0 million each year. We paid cash dividends of $3.1 million during the nine months ended September 30, 2016. Also, on August 24, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.0 million in the aggregate was paid on October 7, 2016, to stockholders of record on September 30, 2016.

On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority which expired on May 28, 2016.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our existing revolving credit facility;

•	additional borrowings, other than under our existing revolving credit facility, to the extent permitted under our new credit agreement or the new term loan; and

•	additional equity offerings.

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

Credit Facilities

New Credit Facilities. On November 1, 2016, Beasley Mezzanine Holdings, LLC, as Borrower, entered into a new credit agreement by and among the Borrower, Royal Bank of Canada, as administrative agent and collateral agent and U.S. Bank National Association, as syndication agent (the “New Credit Agreement”), providing for a term loan B facility in the amount of $265.0 million (the “Term Loan Facility”) and a revolving credit facility of $20.0 million (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “New Credit Facility”). Proceeds from the term loan were used to repay the Existing Credit Facility, pay a portion of the purchase price and fees, costs and expenses incurred in connection with the Merger and to repay existing third party indebtedness of Greater Media. In connection with the New Credit Facility, the Company expects to record a loss on modification of long-term debt of $0.6 million during the fourth quarter of 2016

The New Credit Facility is secured by substantially all assets of the Company, the Borrower and their subsidiaries, including Greater Media and its subsidiaries acquired through the Merger. The Company and the Borrower’s subsidiaries guarantee repayment of the New Credit Facility.

The Term Loan Facility matures on the seventh anniversary of the Closing Date, which was November 1, 2016, and will amortize in quarterly installments in aggregate annual amounts equal to (i) 2.5% of the original principal amount of the Term Loan Facility during the first two years after the Closing Date and (ii) 5.0 % of the original principal amount of the Term Loan Facility for each year thereafter. The first amortization payment is due at the end of the first full fiscal quarter after the Closing Date and the remaining balance of the original principal amount of the Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Revolving Credit Facility terminates on the fifth anniversary of the Closing Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

Loans under the New Credit Facility, at the Borrower’s option, will bear interest at either LIBOR plus 6.0% or base rate plus 5.0%. Each interest rate decreases 0.25% when the Company’s leverage ratio is equal to or less than 3.75 times. Solely with respect to the Term Loan Facility incurred on the Closing Date, LIBOR is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly.

The New Credit Facility is subject to customary negative covenants as well as a financial covenant that is a maximum leverage ratio that will be tested at the end of each fiscal quarter beginning with the quarter ending March 31, 2017. The Company’s Consolidated First Lien Debt, as described in the New Credit Agreement, on the last day of each fiscal quarter for the period from March 31, 2017 through March 31, 2018 must not exceed 6.25 times its Consolidated EBITDA, as described in the New Credit Agreement, for the four quarters then ended. For the period from June 30, 2018 through September 30, 2018, the maximum ratio is 6.0 times. For the period from December 31, 2018 through September 30, 2019, the maximum ratio is 5.75 times. For December 31, 2019 and thereafter, the maximum ratio is 5.25 times.

The aggregate scheduled principal repayments of the New Credit Facility for the next five years and thereafter are as follows:

2017	$6,625,000
2018	6,625,000
2019	13,250,000
2020	13,250,000
2021	13,250,000
Thereafter	212,000,000

Total	$265,000,000

Existing Credit Facility. As of September 30, 2016, our existing credit facility consisted of a term loan with a remaining balance of $83.0 million and a revolving credit facility with a maximum commitment of $20.0 million (collectively the “Existing Credit Facility”). As of September 30, 2016, we had $20.0 million in available commitments under our revolving credit facility. The Existing Credit Facility carried interest, based on LIBOR, at 3.5% as of September 30, 2016. The Existing Credit Facility was terminated and paid in full on the Closing Date.

The credit agreement governing the Existing Credit Facility (the “Existing Credit Agreement”) requires mandatory prepayments equal to 50% of consolidated excess cash flow, as defined in the Existing Credit Agreement, when the Company’s consolidated total debt is equal to or greater than three times its consolidated operating cash flow, as defined in the Existing Credit Agreement. Prepayments of excess cash flow are not required when the Company’s consolidated total debt is less than three times its consolidated operating cash flow. Mandatory prepayments of consolidated excess cash flow are due 120 days after year end. The Existing Credit Agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The Existing Credit Agreement requires us to comply with certain financial covenants which are defined in the Existing Credit Agreement. These financial covenants include:

•	Consolidated Total Debt Ratio. Our consolidated total debt on the last day of each fiscal quarter through September 30, 2016 must not have exceeded 4.5 times our consolidated operating cash flow for the four quarters then ended. For the period from October 1, 2016 through March 31, 2017, the maximum ratio is 4.25 times. For the period from April 1, 2017 through December 31, 2017, the maximum ratio is 4.0 times. The maximum ratio is 3.75 for 2018, 3.5 times for 2019, and 3.0 times for 2020.

•	Interest Coverage Ratio. Our consolidated operating cash flow for the four quarters ending on the last day of each fiscal quarter through maturity must not be less than 2.0 times our consolidated cash interest expense for the four quarters then ended.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our Existing Credit Agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on its business or results of operations. As of September 30, 2016, we were in compliance with all applicable financial covenants under our Existing Credit Agreement; our consolidated total debt ratio was 2.77 times, and our interest coverage ratio was 7.51 times.

Our ability to reduce our consolidated total debt ratio, as defined by our Existing Credit Agreement, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our revolving credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our consolidated total debt ratio and we may not be permitted to make any additional borrowings under our revolving credit facility.

Cash Flows. The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2015 and 2016 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine months ended September 30,
	2015	2016
Net cash provided by operating activities	$9,917,359	$13,138,473
Net cash used in investing activities	(2,086,057)	(1,495,861)
Net cash used in financing activities	(10,994,801)	(9,310,222)

Net increase (decrease) in cash and cash equivalents	$(3,163,499)	$2,332,390

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $3.2 million during the nine months ended September 30, 2016. Significant factors affecting this increase in net cash provided by operating activities included a $6.4 million increase in cash receipts from the sale of advertising airtime and a $2.6 million decrease in income tax payments, partially offset by a $4.7 million increase in cash paid for station operating expenses and $1.2 million of expenses related to the Merger.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2016 included payments of $2.1 million for capital expenditures and a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary. Net cash used in investing activities for the same period in 2015 included payments of $1.8 million for capital expenditures and payments of $0.4 million for translator licenses.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2016 included repayments of $6.0 million on our long-term debt and payments of $3.1 million for cash dividends. Net cash used in financing activities for the same period in 2015 included repayments of $7.5 million on our long-term debt and payments of $3.1 million for cash dividends, payments of $0.4 million for loan fees related to the Existing Credit Agreement, and payments of $0.4 million for repurchases of our Class A common stock

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and were updated as described in Item 1A of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016. There have been no material changes to the risks affecting our Company during the third quarter of 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2016	—	—	—	—
August 1 – 31, 2016	—	—	—	—
September 1 – 30, 2016	1,875	$5.22	—	—

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our Existing Credit Agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended September 30, 2016, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority which expired on May 28, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016. (1)

10.1	Credit Agreement dated November 1, 2016, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. (2)

31.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016
(2)	Incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 9, 2016	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)