Form 10-K
period 2016-12-31
BEASLEY BROADCAST GROUP INC
filed 2017-03-23
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $19,478,083 based on the number of shares outstanding as of such date and the closing price of $4.21 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value 12,166,917 Shares Outstanding as of March 13, 2017

Class B Common Stock, $.001 par value 16,662,743 Shares Outstanding as of March 13, 2017

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders pursuant to Regulation 14A, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. After completion of the sale of our Greenville-New Bern-Jacksonville, NC market cluster we will own and operate 63 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster. Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

Recent Developments

On February 22, 2017, we contributed $150,000 to LN2 DB, LLC (formerly Digital PowerRadio, LLC) in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On February 3, 2017, we entered into an asset purchase agreement to sell substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in our Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash. The sale, which is expected to close in the second quarter of 2017, is subject to Federal Communications Commission approval and other customary closing conditions. We intend to use the net proceeds to repay a portion of the outstanding balance under our credit facility.

On January 6, 2017, we completed the sale of (i) the assets placed in trust, as a result of the acquisition of Greater Media, Inc. on November 1, 2016, for use in the operations of WBT-AM, WBT-FM and WLNK-FM in Charlotte, NC and (ii) substantially all of the assets used in the operations of WFNZ-AM in Charlotte, NC, to Entercom Communications Corp. for $24.0 million in cash. We repaid a portion of the outstanding balance under our credit facility with the sales proceeds and recorded a $0.1 million gain on sale during the first quarter of 2017.

Acquisition of Greater Media, Inc.

On November 1, 2016, we completed the acquisition of Greater Media, Inc. (“Greater Media”), pursuant to the merger agreement, dated as of July 19, 2016 by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”). On the Closing Date, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company added 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets.

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

The FCC has the power to impose penalties for violations of its rules that are implemented pursuant to the Communications Act of 1934 (“Communications Act”), as amended, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of conditions on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

The following is a brief summary of some provisions of the Communications Act and of certain specific FCC rules and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices, reports, orders and rulings.

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

Several years ago, the FCC authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. Current FCC requirements call for surrender of either the expanded band license or the existing band license. This surrender obligation is currently suspended. As part of an Order released in October 2015 with respect to revitalization of the AM band (“AM Improvement Order”) the FCC adopted a Notice of Proposed Rulemaking seeking comment on its tentative conclusion that licensees that have not yet surrendered one of their licenses be required to do so. The surrender of either license will have no material impact on our results of operations or financial condition. As part of the AM Improvement Order, the FCC also launched a Notice of Inquiry with respect to the AM expanded band. The NOI sought comments regarding the FCC’s tentative conclusion that AM expanded band licenses should be made available to additional stations and whether technical parameters applicable to expanded band stations should be modified.

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

The AM Improvement Order implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, in an effort to increase the number of FM translators that are available for AM stations, the FCC during 2016 opened two specialized FM translator filing windows for AM stations. During these windows AM stations were permitted to request authority to relocate one FM translator up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules. The first window, which was limited to Class C and D AM stations closed on July 28, 2016. The second window, which was open to all AM stations, closed on October 31, 2016. Any AM station that received an FM translator station license pursuant to one of the windows is required to rebroadcast the paired AM station on the modified FM translator for four years. We filed applications during these windows for certain of our AM stations.

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

Indecency Regulation.    The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $389,305 per incident and $3,593,585 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Newspaper-Broadcast Cross-Ownership Rule.    Under the currently effective newspaper-broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market. The FCC’s recent quadrennial review order adopted a waiver standard that would permit a combination if a proponent demonstrates that either the newspaper or broadcast station is failed or failing based on specific criteria the FCC has identified.

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

Foreign Ownership Rules.    The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In 2016, the FCC adopted streamlined rules and procedures for the filing and review of requests to permit foreigners to own more than 25% of a holding company’s equity. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The new rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. Broadcast licensees are required to seek approval for foreign owners that would have greater than 5% of a company’s equity or voting rights. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed controlling investor to own up to 100% foreign ownership of the controlling parent entity and for a non-controlling foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.90 percent. This change will make it easier for broadcast licensees to seek foreign investors. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Quadrennial Review of Ownership Rules.    The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The Order readopted an Order the FCC released in 2014 which confirmed that Joint Sales Agreements between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations can request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market.

Programming and Operations.    The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license, although there are pending rulemaking proceedings that propose to implement various requirements aimed at increasing local programming content and diversity. If adopted, these new requirements would impose new record-keeping and other burdens on our radio stations. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Under changes to the FCC rules implemented in 2016 most of our radio stations located in the 50 largest markets are required to maintain their public inspection files online on an FCC maintained website rather than in their physical studios, which means that the materials in these stations’ public files are more widely accessible. The only materials these stations are not required to maintain in their online files are letters and emails from the public regarding station operations which must continue to be maintained in a physical file at a station’s studio. However, in February 2017, the FCC released an Order eliminating the requirement for stations to maintain such letters and emails. This rule change will become effective later this year. Our additional radio stations will be required to maintain online public files in 2018. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

Proposed and Recent Changes.    Congress and the FCC are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership, cross-ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	changes in laws with respect to foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to restrict or prohibit the advertising of online casinos, online sports betting services and fantasy sports services;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of new studios, and to provide staffing on a 24 hour per day basis; and

•	proposals in legislation to strengthen protections against online infringement of intellectual property that would impose criminal penalties on content providers, including broadcasters, that fail to comply with legal requirements to file reports regarding internet streaming in a timely manner.

The FCC has also adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our radio stations.

Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require certain television stations that do not relinquish spectrum in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion.

The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The auction began on March 29, 2016. In January 2017, the FCC announced that the incentive auction had satisfied the “final stage” rule meaning that forward auction bidders had offered sufficient funds for the spectrum on which they are bidding to cover the government’s cost of spectrum relinquished by reverse auction bidders, the $1.75 billion allocated to reimburse repacking costs, and the costs incurred by the FCC in conducting the incentive auction. The incentive auction is scheduled to conclude on March 30, 2017. Following completion of the incentive auction, the FCC will “repack” the remaining television broadcast spectrum, which will require certain television stations that did not relinquish spectrum in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The repacking process could impact radio stations that operate on the same towers as television stations which are required to modify their facilities. Such radio stations could be required to modify their facilities on a temporary or permanent basis to accommodate the modifications that television stations being repacked are required to make to their transmission facilities.

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

Employees

As of March 13, 2017, we had a staff of 836 full-time employees and 570 part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

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

You may also read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, www.sec.gov.

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

In addition, we believe that for most businesses, advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending.

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

Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. As a result, our radio stations may not be able to maintain or increase their current audience ratings and advertising revenues.

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

We have incurred and will continue to incur significant Merger-related fees and costs.

The total transaction costs we incurred to consummate the Merger were $20.3 million including estimated debt issuance costs of $13.9 million. These costs do not include any costs borne by Greater Media. In addition, our costs related to legal and regulatory compliance have increased substantially, because Greater Media was not previously required to comply with the reporting, internal control, public disclosure and similar legal and regulatory compliance obligations applicable to publicly traded companies. We have also incurred and will continue to incur costs associated with combining the operations of our business with those of Greater Media.

The Merger may prevent us from acting on future opportunities to enhance stockholder value.

In the future, opportunities for a business combination could become available that might permit us to increase our competitive position and enhance stockholder value. Due to our recent completion of the Merger and the continued integration of our business with Greater Media’s business, we may be unable to pursue similar transformative business combination opportunities in the near term.

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

Finally, the costs of developing and distributing content and programming most popular with the public may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators, and such changes could have a material impact upon our business.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2016, we had long-term debt of $268.7 million and stockholders’ equity of $202.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

A future impairment of our FCC broadcasting licenses and/or goodwill, including those assets we recorded due to the Merger, could adversely affect our operating results.

As of December 31, 2016, our FCC broadcasting licenses and goodwill represented 76% of our total assets, which includes an additional $263.3 million in FCC broadcasting licenses recorded as a result of the Merger. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. The valuation of our FCC broadcasting licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC broadcasting licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in Florida and other areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and 14 radio stations located there. These radio stations contributed 30.9% of our net revenue in 2016. Although the 2016 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The failure or destruction of the internet, satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our station programs and commercials. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our reputation.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business.

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows.

Vigorous enforcement of the FCC’s indecency rules could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $389,305 per incident and $3,593,585 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. In April 2013, the FCC requested comments on its indecency policy. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

We may in the future become subject to additional inquiries or proceedings related to our radio stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our radio station licenses or denials of license renewal applications, our business and results of operations could be materially adversely affected.

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

Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion.

The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The auction began on March 29, 2016. In January 2017, the FCC announced that the incentive auction had satisfied the “final stage” rule meaning that forward auction bidders had offered sufficient funds for the spectrum on which they are bidding to cover the cost of spectrum relinquished by reverse auction bidders, the $1.75 billion allocated to reimburse repacking costs and the costs incurred by the FCC in conducting the incentive auction. The incentive auction is scheduled to conclude on March 30, 2017. Following completion of the incentive auction, the FCC will “repack” the remaining television broadcast spectrum, which will require certain television stations that did not relinquish spectrum in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The repacking process could impact radio stations that operate on the same towers as television stations which are required to modify their facilities. Such radio stations could be required to modify their facilities on a temporary or permanent basis to accommodate the modifications that television stations being repacked are required to make to their transmission facilities.

At this time we cannot predict the outcome of the incentive auctions and repacking of broadcast television spectrum into smaller amounts of available spectrum, or the impact such items will have on our business.

We may lose key executives and other key employees, including on-air talent, to competing radio stations or other types of media competitors.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees. The unique combination of skills and experience possessed by our key executives would be difficult to replace, and the loss of a key executive could impair our ability to execute our operating and acquisition strategies.

In addition, we compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our ability to attract and retain key personnel is an important aspect of our competitiveness. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which would negatively impact our business, financial condition or results of operations.

Our Chairman of the Board controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 59.5% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and Note 16 to the accompanying financial statements.

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

Future sales of our Class A common stock by the former stockholders of Greater Media could adversely affect its market price.

In connection with the Merger, we issued 5,422,993 shares of Class A common stock to the former stockholders of Greater Media. As of December 31, 2016 the former stockholders of Greater Media own approximately 18.8% of the outstanding shares of Company Common Stock and approximately 44.5% of the outstanding shares of Class A common stock. The market for our Class A common stock could change substantially if the former stockholders of Greater Media sell large amounts Class A common stock in the public market.

These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The difficulties associated with any attempt to gain control of our Company may adversely affect the price of our Class A common stock.

Due to his large holdings of our common stock, George G. Beasley and members of his family control the decision whether any change of control of the Company will occur. Moreover, some provisions of our amended certificate of incorporation, third amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

As of March 13, 2017, we own or lease property for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third party lease
Boston, MA	All radio stations in our Boston, MA market cluster	Third party lease
Detroit, MI	All radio stations in our Detroit, MI market cluster	Owned
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
	Land for radio station	Related party lease
Charlotte, NC	All radio stations in our Charlotte, NC market cluster	Third party lease
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Greenville, NC	Two radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Related party lease
Las Vegas, NV	All radio stations in our Las Vegas, NV market cluster	Related party lease
Middlesex, NJ	Two radio stations in our New Jersey market cluster	Owned
Monmouth, NJ	Two radio stations in our New Jersey market cluster	Owned
Morristown, NJ	Two radio stations in our New Jersey market cluster	Owned
New Bern, NC	Four radio stations in our Greenville-New Bern-Jacksonville, NC market cluster	Owned
Philadelphia, PA	Seven radio stations in our Philadelphia, PA market cluster	Third party lease
Tampa, FL	All radio stations in our Tampa-Saint Petersburg, FL market cluster	Third party lease
Wilmington, DE	One radio station	Third party lease

The land in Augusta, GA is leased from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, our CEO, Bruce G. Beasley, our President, Brian E. Beasley, our Chief Operating Officer, and other family members of George G. Beasley, our Chairman.

The land in Camden, NJ is leased from Beasley Family Towers, LLC which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members.

The property in Estero, FL is leased from GGB Estero, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley.

The property in Greenville, NC is leased from Beasley Broadcasting of Greenville, Inc., which is owned by George G. Beasley, Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members.

The property in Las Vegas, NV is leased from GGB Las Vegas, LLC, which is controlled by George G. Beasley.

In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value, and Class B common stock, $.001 par value. The only difference between the Class A and Class B common stock is that Class A is entitled to one vote per share and Class B is entitled to ten votes per share. Class B is convertible into Class A shares on a one-for-one share basis under certain circumstances. Our Class A common stock trades on the NASDAQ Global Market under the symbol “BBGI.” There is no established public trading market for our Class B common stock. Quarterly high and low prices of our Class A common stock are shown below:

Fiscal 2016	High	Low
First Quarter	$4.01	$3.05
Second Quarter	5.00	3.64
Third Quarter	6.05	4.19
Fourth Quarter	7.70	4.75

Fiscal 2015	High	Low
First Quarter	$5.54	$4.79
Second Quarter	5.18	4.23
Third Quarter	5.00	3.80
Fourth Quarter	4.47	2.75

Holders

As of March 13, 2017, there were approximately 148 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x and up to an aggregate amount of $7.5 million if our Total Leverage Ratio is less than 3.5x, (ii) an amount equal to our excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid quarterly cash dividends in an aggregate annual amount of $4.1 million in both 2015 and 2016. On December 9, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 6, 2017 to stockholders of record on December 30, 2016. We intend to pay quarterly cash dividends in 2017, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2016	—	—	—	$—
November 1 – 30, 2016	—	—	—	—
December 1 – 31, 2016	5,850	$6.18	—	—

Total	5,850

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock and expires on March 27, 2017. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended December 31, 2016, were purchased to fund withholding taxes in connection with the vesting of restricted stock. On May 28, 2015, our board of directors authorized us to repurchase up to $1.0 million of our Class A common stock over a period of one year from the date of authorization. We did not make any repurchases pursuant to this authority which expired on May 28, 2016.

Sales of Unregistered Securities

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, we acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239.9 million, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share. This issuance of shares of Class A common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act and pursuant to Regulation D promulgated by the SEC thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. After completion of the sale of our Greenville-New Bern-Jacksonville, NC market cluster we will own and operate 63 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On February 22, 2017, we contributed $150,000 to LN2 DB, LLC (formerly Digital PowerRadio, LLC) in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

On February 3, 2017, we entered into an asset purchase agreement to sell substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in our Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash. The sale, which is expected to close in the second quarter of 2017, is subject to Federal Communications Commission approval and other customary closing conditions. We intend to use the net proceeds to repay a portion of the outstanding balance under our credit facility.

On January 6, 2017, we completed the sale of (i) the assets placed in trust, as a result of the acquisition of Greater Media, Inc. on November 1, 2016, for use in the operations of WBT-AM, WBT-FM and WLNK-FM in Charlotte, NC and (ii) substantially all of the assets used in the operations of WFNZ-AM in Charlotte, NC, to Entercom Communications Corp. for $24.0 million in cash. We repaid a portion of the outstanding balance under our credit facility with the sales proceeds and recorded a $0.1 million gain on sale during the first quarter of 2017.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” about the Company within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future, not past, events. All statements other than statements of historical fact included in this document are forward-looking statements. These forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to known and unknown risks and uncertainties. Forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, contain words such as: “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “may,” “will,” “plans,” “projects,” “could,” “should,” “would,” “seek,” “forecast,” or other similar expressions.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that the expectations will be attained or that any deviation will not be material. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements.

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability to successfully combine the Company’s business with Greater Media’s business and the potential for unexpected delays, costs, or liabilities relating to the integration of Greater Media;

•	the incurrence of significant Merger-related fees and costs;

•	the risk that the Merger may prevent the Company from acting on future opportunities to enhance stockholder value;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill, including those assets recorded due to the Merger, could become impaired;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	actions by the FCC or new legislation affecting the radio industry;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	the effect of future sales of Class A common stock by the Beasley family or the former stockholders of Greater Media;

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in Item 1A. “Risk Factors” in this Annual Report.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2016. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Broadcasting Licenses. As of December 31, 2016, FCC broadcasting licenses with an aggregate carrying amount of $498.5 million represented 75.3% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

We assessed qualitative factors including cost factors, financial performance, industry and market conditions, and macroeconomic conditions during 2016 and determined that it was not more likely than not that the fair value of our licenses in Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Greenville-New Bern-Jacksonville, NC, Philadelphia, PA, Tampa, FL, and West Palm Beach-Boca Raton, FL was less than their respective carrying amounts therefore we did not perform the quantitative impairment test for the licenses in these market clusters in 2016.

However, due to the amount by which fair value, as determined during the quantitative impairment test performed as of November 30, 2015, exceeded the carrying amount in Wilmington, DE and the recognition of impairment losses in prior years in Wilmington, DE, we elected to perform the quantitative impairment test for the license in this market cluster in 2016.

We estimated the fair value of our license in Wilmington, DE using an income approach. The income approach measures the expected economic benefits the license provides and discounts the future benefits using discounted cash flow analysis. The discounted cash flow analysis assumes that the license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analysis represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analysis reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analysis. Stable market revenue share and operating margins are expected at the end of year three (maturity).

As of November 30, 2016, the key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	1.0% - 1.5%
Market revenue shares at maturity	25.5%
Operating income margins at maturity	38.0%
Discount rate	9.0%

If we had made different assumptions or used different estimates, the fair value of our license could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analysis, we may incur impairment losses in the future and they may be material.

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

The carrying amount of the FCC broadcasting license for Wilmington, DE and the percentage by which fair value exceeded the carrying amount is as follows:

Market cluster	FCC broadcasting licenses	Excess
Wilmington, DE	19,496,000	5.0%

As a result of the quantitative impairment test performed for Wilmington, DE as of November 30, 2016, we recorded no impairment loss related to our FCC broadcasting license for this reporting unit. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Defined Benefit Plan and Other Postretirement Benefits. The costs and liabilities of the defined benefit plan and other postretirement benefits are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate, rate of return on plan assets, and mortality rates. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The pension plan and SERP are both frozen so future employment does not change the benefit amounts. The postretirement medical and life insurance benefits are not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Actual results will differ from results which are estimated based on assumptions.

Greater Media Merger. On November 1, 2016, we completed the acquisition of Greater Media. As a result of the Merger, we added 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets. The acquisition was accounted for as a business combination.

The fair value of the property and equipment acquired in the Merger was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available, such as radio towers, antenna systems, transmitter equipment, and studio equipment, were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, such as furniture, computer equipment, and vehicles, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost and market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the FCC broadcasting licenses acquired in the Merger was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by each discounted cash flow analyses represents the portion of the hypothetical start-up radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	0.3% -1.3%
Market revenue shares at maturity	12.6% -48.0%
Operating income margins at maturity	15.0% -31.3%
Discount rate	9%

The fair value of the pension plan liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries.

The fair value of the SERP liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries.

The fair value of the postretirement medical and life insurance benefits liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries. These benefits are not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts.

As a result of the acquisition of Greater Media, we recognized a gain on merger of $45.5 million in the statement of comprehensive income for the year ended December 31, 2016. Any significant change to the assumptions underlying the fair value of assets acquired and liabilities assumed will also impact the gain on merger. In addition, the gain on merger includes estimated amounts related to net operating loss carryforwards, a working capital adjustment, and contingent consideration from the sale of Greater Media’s tower assets. Any adjustments during the measurement period will be recorded through earnings.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following summary table presents a comparison of our results of continuing operations for the years ended December 31, 2015 and 2016 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2015	2016	$	%
Net revenue	$105,946,670	$136,665,344	$30,718,674	29.0%
Station operating expenses	75,609,147	96,705,989	21,096,842	27.9
Corporate general and administrative expenses	8,983,860	10,303,503	1,319,643	14.7
Merger and exchange expenses	349,917	6,381,198	6,031,281	1723.6
Depreciation and amortization	3,834,992	6,232,572	2,397,580	62.5
Impairment loss	3,520,933	—	(3,520,933)	(100.0)
Gain on merger	—	45,547,460	45,547,460	—
Interest expense	3,967,794	6,597,738	2,629,944	66.3
Loss on modification of long-term debt	558,856	769,819	210,963	37.7
Income tax expense	3,640,787	8,297,802	4,657,015	127.9
Net income	6,362,322	47,488,413	41,126,091	646.4

Net Revenue. Net revenue increased $30.7 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Significant factors affecting net revenue included $8.5 million in additional advertising revenue from the Boston radio stations, $7.7 million from the Philadelphia radio stations, $3.4 million from the Detroit radio stations, and $3.0 million from the New Jersey radio stations, acquired from Greater Media on November 1, 2016, a $4.6 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster, a $2.2 million increase in advertising revenue from our Charlotte market cluster, and a $0.8 million increase in advertising revenue from our Fayetteville market cluster. Net revenue for the year ended December 31, 2016 also included $4.9 million of political advertising from the 2016 elections. Net revenue for the year ended December 31, 2016 was comparable to net revenue for the same period in 2015 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $21.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Significant factors affecting station operating expenses included $6.0 million in additional expenses from the Philadelphia radio stations, $5.6 million from the Boston radio stations, $3.3 million from the Detroit radio stations, and $2.3 million from the New Jersey radio stations, acquired from Greater Media, a $2.3 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster, and a $1.1 million increase in station operating expenses at our Charlotte market cluster. Station operating expenses for the year ended December 31, 2016 were comparable to station operating expenses for the same period in 2015 at our remaining market clusters.

Corporate General and Administrative Expenses. The increase in corporate general and administrative expenses during the year ended December 31, 2016 was primarily due to an increase in cash compensation expense.

Merger and Exchange Expenses. In connection with the acquisition of Greater Media, we incurred merger expenses, primarily consisting of legal fees, of $6.4 million in 2016. In connection with the asset exchange with CBS Radio Stations, Inc. in 2014, we incurred exchange expenses of $0.3 million in 2015.

Depreciation and Amortization. The $2.4 million increase in depreciation and amortization during the year ended December 31, 2016 was primarily due to additional expense from the radio stations acquired from Greater Media.

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

Gain on Merger. On November 1, 2016, we completed the acquisition of Greater Media, Inc. As a result of the Merger, we recorded a gain on merger of $45.5 million in 2016.

Interest Expense. Interest expense increased $2.6 million during the year ended December 31, 2016. The primary factor affecting interest expense was the increase in long-term debt outstanding and the applicable interest rate.

Loss on Modification of Long-Term Debt. Due to the entry into a new credit agreement on November 1, 2016 in connection with the Merger, we recorded a loss on modification of long-term debt of $0.8 million during the year ended December 31, 2016. We recorded a loss on modification of long-term debt of $0.6 million during the year ended December 31, 2015, resulting from our entry into a credit agreement on November 30, 2015.

Income Tax Expense. Our effective tax rate was approximately 14.9% for the year ended December 31, 2016. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2016 also reflects a $15.9 million decrease due to the gain on merger and a $2.9 million increase from a change to our effective state tax rate. Our effective tax rate was approximately 36% for the year ended December 31, 2015. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2015 also reflects a $0.4 million decrease from a change to our effective state tax rate.

Net Income. Net income during the year ended December 31, 2016 increased $41.1 million as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, and maintenance of our broadcasting towers and equipment. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.2 million to repurchase 55,808 shares during the year ended December 31, 2016.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $7.5 million if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $4.1 million during the year ended December 31, 2016. Also, on December 9, 2016, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 6, 2017, to stockholders of record on December 30, 2016.

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

Our ability to reduce our total leverage ratio, as defined by our credit agreement, by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our revolving credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our revolving credit facility.

Cash Flows. The following summary table presents a comparison of our capital resources for the years ended December 31, 2015 and 2016 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2015	2016
Net cash provided by operating activities	$14,371,755	$17,151,100
Net cash provided by (used in) investing activities	55,471	(89,619,502)
Net cash provided by (used in) financing activities	(14,368,173)	78,475,323

Net increase in cash and cash equivalents	$59,053	$6,006,921

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $2.8 million during the year ended December 31, 2016. Significant factors affecting this increase in net cash provided by operating activities included a $31.5 million increase in cash receipts from the sale of advertising airtime and a $2.5 million decrease in income tax payments, partially offset by a $21.0 million increase in cash paid for station operating expenses, $6.4 million of expenses related to the acquisition of Greater Media, a $2.2 million increase in interest payments, and a $1.6 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities during the year ended December 31, 2016 included payments of $86.8 million for the acquisition of Greater Media, payments of $2.9 million for capital expenditures, and payments of $0.5 million for translator licenses, partially offset by a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary. Net cash provided by investing activities for the same period in 2015 included payments of $2.1 million for capital expenditures, a $0.7 million increase in restricted cash from radio tower sales proceeds placed with a qualified intermediary, and payments of $0.4 million for translator licenses, partially offset by proceeds of $1.7 million from sales of radio towers and repayments of $1.7 million for notes receivable from related parties which were repaid in full in 2015.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the year ended December 31, 2016 included proceeds of $187.3 million from the issuance of indebtedness partially offset by repayments of $82.2 million under the Greater Media credit facility and $8.3 million under our credit facility, payments of $13.9 million for debt issuance costs related to the new credit agreement, and payments of $4.1 million for cash dividends. Net cash used in financing activities for the same period in 2015 included repayments of $9.5 million under our credit facility, payments of $4.1 million for cash dividends, and payments of $1.1 million for debt issuance costs related to the credit agreement entered into on November 30, 2015, partially offset by borrowings of $0.8 million from our credit facility.

Credit Facility. On November 1, 2016, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were used to repay the old credit facility, pay a portion of the purchase price and related expenses incurred in connection with the acquisition of Greater Media and to repay existing third party indebtedness of Greater Media. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $0.8 million during the fourth quarter of 2016.

As of December 31, 2016, the credit facility consisted of a term loan with a remaining balance of $265.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of December 31, 2016, we had $17.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus a margin 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when our First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.8% as of December 31, 2016. The term loan carried interest, based on LIBOR, at 7.0% as of December 31, 2016. The revolving credit facility matures on November 1, 2021 and the term loan matures on November 1, 2023.

Commencing with the year ending December 31, 2017, the credit agreement requires mandatory prepayments equal to 75% of Excess Cash Flow (as defined in the credit agreement) when our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.75x; mandatory prepayments equal to 50% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.75x and greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.5x and greater than 3.0x; and no mandatory prepayments when our Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of consolidated Excess Cash Flow are due 105 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter beginning with the quarter ending March 31, 2017. For the period from March 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $268.0 million. The guarantees for the credit facility expire on November 1, 2021 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations.

The aggregate scheduled principal repayments of the credit facility for the next five years and thereafter are as follows:

2017	$6,686,077
2018	6,689,020
2019	13,317,101
2020	13,320,326
2021	13,323,700
Thereafter	215,355,727

Total	$268,691,951

Related Party Transactions

Beasley Family Towers, LLC

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of

George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $12,000 for the year ended December 31, 2016.

On August 4, 2006, we entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the year ended December 31, 2015. On November 17, 2015, two of the towers were sold to an unrelated party and $0.3 million of the gain deferred in 2006 was recognized and reported in other income (expense), net. In addition, BFT prepaid rent of $0.7 million on our behalf to the unrelated party. Repayments of prepaid rent to BFT were approximately $66,000 for the year ended December 31, 2016.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 for the year ended December 31, 2016.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for the year ended December 31, 2016.

LN2 DB, LLC

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016 which maintained our ownership interest at approximately 20% of the outstanding units. We may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. On February 22, 2017, we contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

Wintersrun Communications, LLC

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $60,000 for the year ended December 31, 2016.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2016.

Beasley Family Towers, LLC

We lease radio towers for 23 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.5 million for the year ended December 31, 2016.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for the year ended December 31, 2016.

Wintersrun Communications, LLC

We leased a radio tower for one radio station in Augusta, GA from Wintersrun. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on our behalf to the unrelated party. Repayments of prepaid rent to Wintersrun were approximately $31,000 for the year ended December 31, 2016.

As of December 31, 2016, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2017	$1,032,043
2018	1,046,714
2019	783,772
2020	652,230
2021	225,974
Thereafter	843,505

Total	$4,584,238

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Inflation

For the years ended December 31, 2015 and 2016, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beasley Broadcast Group, Inc.

Naples, Florida

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index in Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP
Fort Lauderdale, Florida
March 23, 2017

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,318,494	$20,325,415
Accounts receivable, less allowance for doubtful accounts of $596,380 in 2015 and $1,537,353 in 2016	19,847,536	48,186,463
Prepaid expenses	1,896,491	4,909,799
Merger consideration receivable	—	7,877,577
Beneficial interest in trust	—	19,947,261
Other current assets	1,017,059	2,172,892

Total current assets	37,079,580	103,419,407
Restricted cash	743,195	—
Property and equipment, net	24,472,454	60,166,812
FCC broadcasting licenses	228,554,165	476,571,140
Goodwill	3,393,234	3,393,234
Other intangibles, net	544,238	535,582
Assets held for sale	11,159,588	11,320,286
Other assets	5,455,441	6,263,587

Total assets	$311,401,895	$661,670,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,484,048	$6,686,077
Accounts payable	1,827,003	6,087,436
Other current liabilities	7,588,106	21,173,419

Total current liabilities	10,899,157	33,946,932
Due to related parties	952,465	855,753
Long-term debt, net of current installments and unamortized debt issuance costs	86,461,778	247,692,171
Deferred tax liabilities	77,739,201	160,539,268
Other long-term liabilities	1,812,219	16,144,301

Total liabilities	177,864,820	459,178,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 9,449,956 issued and 6,567,777 outstanding in 2015; 15,112,529 issued and 12,174,542 outstanding in 2016	9,450	15,113
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2015 and 2016	16,662	16,662
Additional paid-in capital	119,495,619	146,339,925
Treasury stock, Class A common stock; 2,882,179 shares in 2015; 2,937,987 shares in 2016	(15,361,869)	(15,560,021)
Retained earnings	29,302,054	72,401,766
Accumulated other comprehensive income (loss)	75,159	(721,822)

Total stockholders’ equity	133,537,075	202,491,623

Total liabilities and stockholders’ equity	$311,401,895	$661,670,048

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2016
Net revenue	$105,946,670	$136,665,344

Operating expenses:
Station operating expenses (including stock-based compensation of $110,781 in 2015 and $112,327 in 2016 and excluding depreciation and amortization shown separately below)	75,609,147	96,705,989
Corporate general and administrative expenses (including stock-based compensation of $1,002,110 in 2015 and $697,044 in 2016)	8,983,860	10,303,503
Merger and exchange expenses	349,917	6,381,198
Depreciation and amortization	3,834,992	6,232,572
Impairment loss	3,520,933	—
Gain on merger	—	(45,547,460)

Total operating expenses	92,298,849	74,075,802

Operating income	13,647,821	62,589,542
Non-operating income (expense):
Interest expense	(3,967,794)	(6,597,738)
Loss on modification of long-term debt	(558,856)	(769,819)
Other income (expense), net	881,938	564,230

Income before income taxes	10,003,109	55,786,215
Income tax expense	3,640,787	8,297,802

Net income	6,362,322	47,488,413
Other comprehensive income:
Unrealized gains (losses) on securities (net of income tax expense of $32,494 in 2015 and income tax benefit of $23,214 in 2016)	53,226	(39,983)
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $491,248 in 2016)	—	(756,998)

Comprehensive income	$6,415,548	$46,691,432

Net income per Class A and B common share:
Basic	$0.28	$2.00
Diluted	$0.28	$1.98
Dividends declared per common share	$0.18	$0.18
Weighted average shares outstanding:
Basic	22,911,727	23,787,485
Diluted	23,025,720	23,950,958

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated
					Additional				Other	Total
	Class A		Class B		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balances as of January 1, 2015	9,275,746	$9,276	16,662,743	$16,662	$118,535,400	(2,830,904)	$(15,107,464)	$27,066,481	$21,933	$130,542,288
Stock-based compensation	174,210	174	—	—	1,112,717	—	—	—	—	1,112,891
Adjustment from related party acquisition	—	—	—	—	(1,462)	—	—	—	—	(1,462)
Tax shortfall from vesting of restricted stock	—	—	—	—	(151,036)	—	—	—	—	(151,036)
Purchase of treasury stock	—	—	—	—	—	(51,275)	(254,405)	—	—	(254,405)
Net income	—	—	—	—	—	—	—	6,362,322	—	6,362,322
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,126,749)	—	(4,126,749)
Other comprehensive income	—	—	—	—	—	—	—	—	53,226	53,226

Balances as of December 31, 2015	9,449,956	9,450	16,662,743	16,662	119,495,619	(2,882,179)	(15,361,869)	29,302,054	75,159	133,537,075
Issuance of common stock	5,422,993	5,423	—	—	26,024,943	—	—	—	—	26,030,366
Stock-based compensation	239,580	240	—	—	809,131	—	—	—	—	809,371
Adjustment from related party acquisition	—	—	—	—	10,232	—	—	—	—	10,232
Purchase of treasury stock	—	—	—	—	—	(55,808)	(198,152)	—	—	(198,152)
Net income	—	—	—	—	—	—	—	47,488,413	—	47,488,413
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,388,701)	—	(4,388,701)
Other comprehensive loss	—	—	—	—	—	—	—	—	(796,981)	(796,981)

Balances as of December 31, 2016	15,112,529	$15,113	16,662,743	$16,662	$146,339,925	(2,937,987)	$(15,560,021)	$72,401,766	$(721,822)	$202,491,623

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2016
Cash flows from operating activities:
Net income	$6,362,322	$47,488,413
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,112,891	809,371
Provision for bad debts	695,246	2,061,553
Depreciation and amortization	3,834,992	6,232,572
Impairment loss	3,520,933	—
Gain on merger	—	(45,547,460)
Amortization of loan fees	339,924	670,369
Loss on modification of long-term debt	558,856	769,819
Deferred income taxes	2,014,468	5,963,207
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,905,096)	(510,803)
Prepaid expenses	(1,259,939)	(1,302,384)
Other assets	1,327,158	(458,055)
Accounts payable	706,569	3,831,391
Other liabilities	(2,433,033)	(2,767,609)
Other operating activities	496,464	(89,284)

Net cash provided by operating activities	14,371,755	17,151,100

Cash flows from investing activities:
Change in restricted cash	(743,195)	743,195
Acquisition, net of cash acquired	—	(86,760,198)
Capital expenditures	(2,129,084)	(2,940,757)
Proceeds from sales of radio towers	1,737,500	—
Payments for translator licenses	(391,175)	(495,075)
Payments for investments	(166,667)	(166,667)
Repayment of notes receivable from related parties	1,748,092	—

Net cash provided by (used in) investing activities	55,471	(89,619,502)

Cash flows from financing activities:
Issuance of debt	806,250	187,300,000
Payments on debt	(9,500,000)	(90,536,160)
Payments of debt issuance costs	(1,147,178)	(13,949,501)
Tax shortfall from vesting of restricted stock	(151,036)	—
Dividends paid	(4,121,804)	(4,140,864)
Purchase of treasury stock	(254,405)	(198,152)

Net cash provided by (used in) financing activities	(14,368,173)	78,475,323

Net increase in cash and cash equivalents	59,053	6,006,921
Cash and cash equivalents at beginning of period	14,259,441	14,318,494

Cash and cash equivalents at end of period	$14,318,494	$20,325,415

Cash paid for interest	$3,601,812	$5,849,271

Cash paid for income taxes	$5,166,327	$2,651,400

Supplement disclosure of non-cash investing and financing activities:
Property and equipment acquired through placement of advertising airtime	$154,998	$43,679

Property and equipment acquired through capital leases	$750,216	$—

Dividends declared but unpaid	$1,032,573	$1,280,410

Common stock issued for acquisition	$—	$26,030,366

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. After completion of the sale of its Greenville-New Bern-Jacksonville, NC market cluster the Company will own and operate 63 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) fair values used for testing FCC broadcasting licenses and goodwill for impairment; (ii) future cash flows used for testing recoverability of property and equipment; (iii) the amount of allowance for doubtful accounts; (iv) the realization of deferred tax assets, and (v) actuarial assumptions related to the pension plan, SERP and other postretirement benefits. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Property and Equipment

Property and equipment is recorded at fair value in a business combination or otherwise at cost and depreciated using the straight-line method over the estimated useful life of the asset. If an event or change in circumstances were to indicate that the carrying amount of property and equipment is not recoverable, the carrying amount will be reduced to the estimated fair value. Repairs and maintenance are charged to expense as incurred.

FCC Broadcasting Licenses

FCC broadcasting licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 6 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2015 and 2016. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 3.9 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. See Note 7 for changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016.

Other Intangibles

Other intangibles include acquired advertising contracts and advertiser relationships and are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investments

Other assets include noncontrolling interests in Digital PowerRadio, LLC (now LN2 DB, LLC) and Quu, Inc. which are accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investments on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investments are not estimated, as it is impracticable to do so. As of December 31, 2015 and 2016, the carrying value of the investment in LN2 DB, LLC is $0.8 million and $1.0 million, respectively, and the carrying value of the investment in Quu, Inc. is $0.9 million.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.

Defined Benefit Plan and Other Postretirement Benefits

The costs and liabilities of the defined benefit plan and other postretirement benefits are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate, rate of return on plan assets, and mortality rates. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The pension plan and SERP are both frozen so future employment does not change the benefit amounts. The postretirement medical and life insurance benefits are not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Actual results will differ from results which are estimated based on assumptions.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded. Trade sales revenue was $3.7 million and $5.3 million for the years ended December 31, 2015 and 2016, respectively. Trade sales expenses were $4.0 million and $5.1 million for the years ended December 31, 2015 and 2016, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income, including unrealized gains (losses) on available-for-sale securities and unrecognized net actuarial gains (losses) related to the pension plan, SERP and other postretirement benefits.

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

The radio stations located in Tampa-Saint Petersburg, FL and Charlotte, NC contributed 49.7% and 43.5% of the Company’s net revenue in 2015 and 2016, respectively.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify goodwill impairment testing by eliminating step two from the goodwill impairment test. Under the new guidance, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Under the new guidance an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, is that the new guidance will not result in a significant impact on its financial statements.

In August 2016, the FASB issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of reviewing the new guidance, but its preliminary assessment, which is subject to change, is that the new guidance will not result in a significant impact on its financial statements.

In March 2016, the FASB issued guidance to improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted the new guidance in the first quarter of 2017 with no material impact on its financial statements.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to review the new guidance and is currently researching lease management software. The Company expects the new guidance to result in a significant impact on the balance sheet, however that impact will not be quantified until closer to the adoption date. The Company does not expect the new guidance to have a significant impact on the statement of comprehensive income.

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such, these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, is that the new guidance will not result in a significant impact on its financial statements.

In September 2015, the FASB issued guidance that modified accounting for business combinations to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. The guidance, which was effective as of January 1, 2016, did not have a material impact on the Company’s financial statements, but could have an impact in a future period when an adjustment is recorded for a previously reported business combination.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In August 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company plans to adopt the new guidance on January 1, 2018. The Company continues to review the impact of the new guidance on its revenue streams and its initial assessment is that the new guidance will not result in a significant impact on its financial statements. The Company preliminarily plans to adopt the new guidance using the retrospective application method.

(3)    Acquisitions and Dispositions

Greater Media Merger

On November 1, 2016, (the “Acquisition Date”), the Company completed the acquisition of Greater Media, Inc. (“Greater Media”), pursuant to that certain merger agreement, dated as of July 19, 2016 by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”). On the Acquisition Date, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company added 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets. However, in order to comply with the FCC’s rules, the Charlotte radio stations, WBT-AM, WBT-FM, and WLNK-FM were placed in a trust, pending completion of the sale of these stations to Entercom Communications Corp, on January 6, 2017. The Merger substantially broadened and diversified the Company’s local radio broadcasting platform and revenue base with new stations that are geographically complementary to the Company’s ongoing operations.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The 5,422,993 shares of Class A common stock were recorded at a fair value of $4.80 per share or $26.0 million on the Acquisition Date. The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, originally estimated to be approximately $24.0 million. Merger expenses of $6.4 million are reported on a separate line in the consolidated statement of comprehensive income for the year ended December 31, 2016.

The acquisition was accounted for as a business combination. The preliminary purchase price allocations are based on a preliminary valuation of assets and liabilities and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the Acquisition Date.

The Company has engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations have not been finalized therefore an estimate of $3.6 million for net operating loss carryforwards has been included in the preliminary purchase price. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of Class A common stock with a fair value of $4.2 million in escrow. Some or all of these shares could be released to Greater Media based upon a working capital adjustment which may not be finalized until the second quarter of 2017. The Company’s estimate of the working capital adjustment as of the Acquisition Date, results in 189,915 shares of Class A common stock being released to Greater Media. The unreleased shares in escrow will be canceled by the Company. The forfeited shares are not indexed to the Company’s stock therefore are adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be released to Greater Media have a fair value of $0.9 million as of the Acquisition Date and have been included in the preliminary purchase price. The estimated number of shares to be forfeited have a fair value of $3.3 million as of the Acquisition Date and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. As of December 31, 2016, the Company reassessed the fair value of the estimated number of shares to be forfeited and recorded additional consideration of $0.9 million in the gain on merger. The final purchase price will include the fair value of the forfeited shares as of the settlement date of the working capital adjustment. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

In accordance with the Merger Agreement, the purchase price will be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media will return a certain number of shares of Class A common stock that will be canceled by the Company. The Company has accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million based on a stock price of $5.16 and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million. As of December 31, 2016, the estimated number of shares to be returned had a fair value of $3.7 million based on a stock price of $5.70 and the Company recorded additional consideration of $0.4 million in the gain on merger for the change in fair value of the contingent consideration. The number of returned shares may be revised due to a change in the estimated net proceeds from the tower sale. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

The following table summarizes the preliminary purchase price allocation as of the Acquisition Date:

Cash and cash equivalents	$7,683,950
Accounts receivable	29,889,677
Prepaid expenses	1,710,924
Other current assets	541,460
Property and equipment	40,642,648
FCC broadcasting licenses	263,260,200
Other intangibles, net	2,790,524
Other assets	676,632
Accounts payable	(429,042)
Other current liabilities	(16,685,309)
Long-term debt	(82,177,895)
Deferred tax liabilities	(76,050,112)
Other long-term liabilities	(13,709,261)

Net assets acquired	158,144,396
Gain on merger	(44,281,066)

Preliminary purchase price	$113,863,330

The following table summarizes the components of the preliminary purchase price:

Cash	$94,444,148
Stock issued	21,865,506
Estimated tower sale adjustment	(3,357,916)
Stock issued in escrow	4,164,859
Estimated working capital adjustment	(3,253,267)

Preliminary purchase price	$113,863,330

The changes in the gain on merger for the period ended December 31, are as follows:

Gain as of November 1, 2016	$44,281,066
Estimated tower sale adjustment	351,410
Estimated working capital adjustment	914,984

Gain as of December 31, 2016	$45,547,460

The contractual amount of accounts receivable totaled $31.0 million as of the Acquisition Date.

The fair value of the property and equipment acquired in the Merger was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available, such as radio towers, antenna systems, transmitter equipment, and studio equipment, were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, such as furniture, computer equipment, and vehicles, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options.

The fair value of the FCC broadcasting licenses acquired in the Merger was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by each discounted cash flow analysis represents the portion of the hypothetical start-up radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	0.3% -1.3%
Market revenue shares at maturity	12.6% -48.0%
Operating income margins at maturity	15.0% -31.3%
Discount rate	9%

Other intangibles are amortized over their respective estimated useful lives and include acquired advertising contracts of $2.4 million with an estimated useful life of 2 months and advertiser relationships of $0.3 million with an estimated useful life of 6 years.

The fair value of the pension plan liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries.

The fair value of the SERP liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries.

The fair value of the postretirement medical and life insurance benefits liability is based on certain key assumptions. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries. These benefits are not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts.

The gain on merger is primarily a result of a relatively limited market for the sale of the seller’s business and the Company being best positioned in that market to finance and complete the acquisition within the seller’s timeframe. The gain of $45.5 million is reported on a separate line in the consolidated statement of comprehensive income for the year ended December 31, 2016.

Net revenue of $22.7 million and station operating expenses of $17.1 million from the acquired radio station has been included in the Company’s results of operations since the Acquisition Date.

The following unaudited pro forma information assumes that the merger had occurred on January 1, 2015. The significant pro forma adjustments are depreciation and interest expense. The unaudited pro forma information excludes the stations held in trust that were sold on January 6, 2017. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2015 or of results that may occur in the future.

	Year ended December 31,
	2015	2016
Net revenue	$240,301,616	$247,321,972
Operating income	32,685,667	33,997,174
Net income	8,419,218	8,893,930
Basic and diluted net income per share	0.30	0.31

Dispositions

On October 18, 2016, the Company entered into a definitive agreement to sell substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC to Entercom Communications Corp. for $24.0 million in cash. On November 1, 2016, the assets of WBT-AM, WBT-FM and WLNK-FM were contributed to a trust following completion of the Company’s acquisition of Greater Media and were operated by Entercom under a local marketing agreement until completion of the sale. The assets of WBT-AM, WBT-FM and WLNK-FM are reported as a beneficial interest in trust of $19.9 million on the accompanying consolidated balance sheet as of December 31, 2016. The trust was determined to be a variable interest entity and the Company was determined to have a variable interest in the trust however the Company was not considered to be the primary beneficiary therefore the trust was not consolidated. On January 6, 2017, the Company completed the sale to Entercom and repaid a portion of the outstanding balance under its credit facility with the sales proceeds. The Company recorded a $0.1 million gain on sale during the first quarter of 2017.

A summary of assets held for sale for WFNZ-AM is as follows:

	December 31,
	2015	2016
Property and equipment, net	$1,755,123	$1,702,847
FCC broadcasting licenses	2,166,400	2,166,400

	$3,921,523	$3,869,247

On February 3, 2017, the Company entered into a definitive agreement to sell substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in its Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash. The sale, which is expected to close in the second quarter of 2017, is subject to Federal Communications Commission approval and other customary closing conditions. The Company intends to use the net proceeds to repay a portion of the outstanding balance under its credit facility.

The Company will no longer have operations in the Greenville-New Bern-Jacksonville, NC market after completion of the disposition however management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results therefore the operations in the Greenville-New Bern-Jacksonville, NC market were not reported as discontinued operations. Pre-tax income for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.1 million and $0.6 million for the years ended December 31, 2015 and 2016, respectively. The assets of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM have been classified as held for sale as of December 31, 2015 and 2016.

A summary of assets held for sale is as follows:

	December 31,
	2015	2016
Property and equipment, net	$1,295,776	$1,400,615
FCC broadcasting licenses	3,998,940	3,998,940
Goodwill	1,943,349	1,943,349

	$7,238,065	$7,342,904

(4)    Restricted Cash

On December 31, 2015, the Company placed $0.7 million of the proceeds from the sale of a radio tower with a qualified intermediary. On February 12, 2016, the Company had identified property to replace the relinquished property therefore the sales proceeds held at the qualified intermediary were recorded as restricted cash. However, the Company could not complete the acquisition of the replacement property within the 180 day deadline therefore the cash was released by the qualified intermediary and was reclassified to unrestricted cash.

(5)    Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2015	2016
Land	$7,854,348	$18,789,852	—
Buildings and improvements	8,791,840	19,602,568	15-30
Broadcast equipment	20,040,318	33,834,907	5-15
Transportation equipment	1,198,758	1,883,038	5
Office equipment	3,349,150	5,201,349	5-10
Construction in progress	1,199,336	1,579,022	—

	42,433,750	80,890,736
Less accumulated depreciation and amortization	(17,961,296)	(20,723,924)

	$24,472,454	$60,166,812

Broadcast equipment includes capital leases for two radio towers totaling $0.8 million and $0.7 million as of December 31, 2015 and 2016, respectively. The Company recorded depreciation and amortization expense of $3.0 million and $3.5 million for the years ended December 31, 2015 and 2016, respectively.

(6)     FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2015 and 2016 are as follows:

Balance as of January 1, 2015	$234,328,330
Acquisitions of translator licenses	391,175
Assets held for sale reclassification	(6,165,340)

Balance as of December 31, 2015	228,554,165
Acquisitions of translator licenses	495,075
Acquisition of Greater Media radio stations (see Note 3)	263,260,200
Beneficial interest in trust reclassification	(15,738,300)

Balance as of December 31, 2016	$476,571,140

(7)     Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2016. The change in the carrying amount of goodwill for the year ended December 31, 2015 is as follows:

Balance as of January 1, 2015	8,857,516
Assets held for sale reclassification	(1,943,349)
Impairment loss	(3,520,933)

Balance as of December 31, 2015	$3,393,234

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

The fair value of the Wilmington market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected revenues, projected growth rate for revenues, projected station operating income margins, and a discount rate. The key assumptions in the discounted cash flow analyses are as follows:

Long-term revenue growth rate	2.5%
Station operating income margins	23.5% -50%
Discount rate	9.5%

(8)     Other Intangibles

Other intangibles are comprised of the following:

	December 31,	December 31,
	2015	2016
Advertiser relationships	$1,098,279	$1,355,879
Advertiser lists	—	16,251
Other intangibles	—	25,641

	1,098,279	1,397,771
Less accumulated amortization	(554,041)	(862,189)

	$544,238	$535,582

Other intangibles do not include acquired advertising contracts of $2.4 million that were acquired from Greater Media on November 1, 2016 and were fully amortized in 2016. The Company recorded amortization expense of $0.8 million and $2.7 million for the years ended December 31, 2015 and 2016, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years is as follows:

2017	$250,072
2018	136,310
2019	74,585
2020	38,012
2021	10,962

Total	$509,941

(9)     Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2015	2016
Accrued payroll expenses	$2,247,886	$10,667,203
Deferred revenue	1,156,510	1,798,443
Dividends payable	1,032,573	1,280,410
Trade sales payable	761,344	1,082,702
Deferred rent	560,169	1,164,609
Other accrued expenses	1,829,624	5,180,052

	$7,588,106	$21,173,419

(10)     Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2015	2016
Term loan	$89,000,000	$265,000,000
Revolving credit facility	—	3,000,000
Capital lease obligations	750,216	691,951

	89,750,216	268,691,951
Less unamortized debt issuance costs	(1,804,390)	(14,313,703)

	87,945,826	254,378,248
Less current installments	(1,484,048)	(6,686,077)

	$86,461,778	$247,692,171

As of December 31, 2015, the previous credit facility consisted of a term loan with a remaining balance of $89.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The previous credit facility carried interest, based on adjusted LIBOR, at 3.9% as of December 31, 2015.

On November 1, 2016, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were used to repay the old credit facility, pay a portion of the purchase price and related expenses incurred in connection with the acquisition of Greater Media and to repay existing third party indebtedness of Greater Media. In connection with the new credit agreement, the Company recorded a loss on modification of long-term debt of $0.8 million during the fourth quarter of 2016.

As of December 31, 2016, the credit facility consisted of a term loan with a remaining balance of $265.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of December 31, 2016, the Company had $17.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) LIBOR plus a margin 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease

0.25% when the Company’s First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.8% as of December 31, 2016. The term loan carried interest, based on LIBOR, at 7.0% as of December 31, 2016. The revolving credit facility matures on November 1, 2021 and the term loan matures on November 1, 2023.

Commencing with the year ending December 31, 2017, the credit agreement requires mandatory prepayments equal to 75% of Excess Cash Flow (as defined in the credit agreement) when the Company’s Total Leverage Ratio (as defined in the credit agreement) is greater than 3.75x; mandatory prepayments equal to 50% of Excess Cash Flow when the Company’s Total Leverage Ratio is less than or equal to 3.75x and greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when the Company’s Total Leverage Ratio is less than or equal to 3.5x and greater than 3.0x; and no mandatory prepayments when the Company’s Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of consolidated Excess Cash Flow are due 105 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter beginning with the quarter ending March 31, 2017. For the period from March 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2016, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $268.0 million. The revolving credit facility and the guarantees related thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees related thereto expire on November 1, 2023.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2016, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the next five years and thereafter are as follows:

2017	$6,686,077
2018	6,689,020
2019	13,317,101
2020	13,320,326
2021	13,323,700
Thereafter	215,355,727

Total	$268,691,951

(11)    Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $18,000 (or $24,000 if aged 50 years or older) in 2015 and 2016. No employer matching contributions have been made to the defined contribution plan in 2015 and 2016. On November 1, 2016, the Company merged the Greater Media defined contribution plan into the Company’s defined contribution plan.

Defined Benefit Plan

On November 1, 2016, the Company assumed the frozen Greater Media defined benefit plan (”Pension Plan”). Projected benefit obligations in excess of the fair value of plan assets of $4.0 million are reported in other long-term liabilities in the balance sheet as of December 31, 2016. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension

Discount Curve as of December 31, 2016 and the result is then rounded to the nearest five basis points. The investment policy is to maximize the expected return on plan assets while maintaining an acceptable level of risk. The target asset allocation for the pension plan is currently set as follows: 30% equity, 70% fixed income. Plan assets are invested in mutual funds and fair value is based on quoted prices in active markets for identical funds (Level 1). The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class as of December 31, 2016. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries as of December 31, 2016. No contributions were made to the Pension Plan in 2016.

Supplemental Employee Retirement Plan

On November 1, 2016, the Company assumed the frozen Greater Media supplemental employee retirement plan (“SERP”). The $8.8 million liability related to the plan is reported in other long-term liabilities in the balance sheet as of December 31, 2016. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve as of December 31, 2016 and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries as of December 31, 2016. No contributions were made to the SERP in 2016.

Postretirement Medical and Life Insurance Benefits

On November 1, 2016, the Company assumed the frozen Greater Media postretirement medical and life insurance benefits plan (“Postretirement Benefits”). The $1.8 million liability related to the plan is reported in other long-term liabilities in the balance sheet as of December 31, 2016. The discount rate is based on matching the cash flows of the plan to the spot rates in the Citigroup Pension Discount Curve as of December 31, 2016 and the result is then rounded to the nearest five basis points. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales which were selected based on the most recent study of the Society of Actuaries as of December 31, 2016. The plan is not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. No contributions were made for Postretirement Benefits in 2016.

The following tables summarize the Pension Plan, SERP and Postretirement Benefits as of December 31, 2016:

	Pension Plan	SERP	Postretirement Benefits
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$—	$—	$—
Service cost	—	—	8,169
Interest cost	530,839	51,696	11,097
Plan participants’ contributions	—	—	1,939
Actuarial (gain) loss	(965,046)	(415,416)	(103,396)
Business combinations	88,705,097	9,154,118	1,859,010
Benefits paid	(409,084)	(38,550)	(20,396)

Benefit obligation at end of year	$87,861,806	$8,751,848	$1,756,423

	Pension Plan	SERP	Postretirement Benefits
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	(1,731,372)	—	—
Employer contribution	—	38,550	18,457
Business combinations	86,008,964	—	—
Plan participants’ contributions	—	—	1,939
Benefits paid	(409,084)	(38,550)	(20,396)

Fair value of plan assets at end of year	$83,868,508	$—	$—

Funded Status	$(3,993,298)	$(8,751,848)	$(1,756,423)
Unrecognized net actuarial (gain) loss	1,767,058	(415,416)	(103,396)

Cumulative employer contributions in excess of the net periodic pension cost	$(2,226,240)	$(9,167,264)	$(1,859,819)

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in the Statement of Financial Position
Noncurrent assets	$—	$—	$—
Current liabilities	—	(422,656)	(113,268)
Noncurrent liabilities	(3,993,298)	(8,329,192)	(1,643,155)

Net amount recognized	$(3,993,298)	$(8,751,848)	$(1,756,423)

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$1,767,058	$(415,416)	$(103,396)

Total (before tax effects)	$1,767,058	$(415,416)	$(103,396)

	Pension Plan	SERP	Postretirement Benefits
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$87,861,806	$8,751,848	$—
Accumulated benefit obligation	$87,861,806	$8,751,848	$—
Fair value of plan assets	$83,868,508	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions for Disclosure
Discount rate	3.62%	3.80%	4.00%
Rate of compensation increase	N/A	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Plan	SERP	Postretirement Benefits
Net periodic benefit cost
Service cost	$—	$—	$8,169
Interest cost	530,839	51,696	11,097
Expected return on plan assets	(1,000,732)	—	—

Net periodic benefit cost	$(469,893)	$51,696	$19,266

	Pension Plan	SERP	Postretirement Benefits
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$1,767,058	$(415,416)	$(103,396)
Total recognized in other comprehensive income (before tax effects)	$1,767,058	$(415,416)	$(103,396)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$1,297,165	$(363,720)	$(84,130)

	Pension Plan	SERP	Postretirement Benefits
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—	$—	$—
Prior service cost recognition	$—	$—	$—
Net initial obligation (asset) recognition	$—	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	3.60%	3.40%	3.60%
Expected return on plan assets	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Corridor	10.00%	10.00%	10.00%

	Pension Plan	SERP	Postretirement Benefits
Weighted-Average Assets Allocation
Equity securities	28.92%	N/A	N/A
Fixed income	71.08%	N/A	N/A

Total	100.00%	N/A	N/A

	Pension Plan	SERP	Postretirement Benefits
Asset Category (all Level 1)
U.S. equity funds	8,859,295	N/A	N/A
International equity funds	15,495,346	N/A	N/A
Fixed income funds	59,859,194	N/A	N/A

Total	84,213,835	N/A	N/A

Estimated Future Benefit Payments
2017	$3,062,240	$422,656	$113,268
2018	$3,268,248	$469,239	$109,952
2019	$3,513,785	$479,770	$106,890
2020	$3,683,327	$482,753	$103,798
2021	$3,829,459	$509,468	$100,782
2022-2026	$21,960,276	$2,641,620	$474,413

	Pension Plan	SERP	Postretirement Benefits
Contributions
Estimated contributions for 2017	$—	$422,656	$113,268

(12)     Stockholders’ Equity

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. The Company paid $0.2 million to repurchase 55,808 shares in 2016.

The Company’s credit agreement restricts its ability to pay cash dividends and to repurchase additional shares of its common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if its Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $7.5 million if its Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to its excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if its Total Leverage Ratio is less than 3.5x and its First Lien Leverage Ratio is less than 2.5x. The Company paid cash dividends of $4.1 million in 2015 and 2016. On December 9, 2016, the Company declared a cash dividend of $0.045 per share on its Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 6, 2017, to stockholders of record on December 30, 2016.

(13)    Stock-Based Compensation

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

A summary of restricted stock activity under the 2007 Plan is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2015	271,425	$8.20
Granted	185,076	5.20
Vested	(161,176)	8.22
Forfeited	(10,866)	5.14

Unvested as of December 31, 2015	284,459	5.98
Granted	256,830	4.35
Vested	(180,526)	5.69
Forfeited	(17,250)	3.70

Unvested as of December 31, 2016	343,513	$4.70

As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost for restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

(14)    Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2015	2016
Current:
Federal	$1,624,206	$789,150
State	226,470	264,707

	1,850,676	1,053,857
Deferred:
Federal	2,123,431	2,172,740
State	(333,320)	5,071,205

	1,790,111	7,243,945

	$3,640,787	$8,297,802

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 35% to the Company’s income before taxes as follows:

	Year ended December 31,
	2015	2016
Expected tax expense	$3,501,088	$19,525,175
State income taxes, net of federal benefit	331,177	552,499
Gain on merger	—	(15,941,611)
Tax rate adjustments	(400,629)	2,915,844
Change in valuation allowance	(36,696)	(65,900)
Non-deductible items	265,075	1,147,565
Other	(19,228)	164,230

	$3,640,787	$8,297,802

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2016
Deferred tax assets:
Allowance for doubtful accounts	$319,049	$625,317
Goodwill	—	8,782,364
Other assets	15,752	(42,787)
Accrued expenses	212,808	1,497,317
Other long-term liabilities	688,462	6,353,590
Stock-based compensation	321,860	248,046
Net operating losses	277,235	3,750,420

Subtotal	1,835,166	21,214,267
Valuation allowance	(594,079)	(528,179)

Total	1,241,087	20,686,088

Deferred tax liabilities:
Prepaid expenses	(382,250)	(874,495)
Property and equipment	(2,907,439)	(6,110,234)
Intangibles	(75,690,599)	(174,240,627)

Total	(78,980,288)	(181,225,356)

Net deferred tax liabilities	$(77,739,201)	$(160,539,268)

As of December 31, 2016, the Company has federal net operating losses of $2.2 million and state net operating losses of $52.2 million, which expire in various years through 2035. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2015 and 2016, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2012.

(15)    Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2015	2016
Net income	$6,362,322	$47,488,413

Weighted-average shares outstanding:
Basic	22,911,727	23,787,485
Effect of dilutive restricted stock	113,993	131,820
Effect of dilutive contingently issuable shares	—	31,653

Diluted	23,025,720	23,950,958

Net income per Class A and Class B common share - basic	$0.28	$2.00

Net income per Class A and Class B common share - diluted	$0.28	$1.98

(16)    Related Party Transactions

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2015 and 2016.

Beasley Family Towers, LLC

On December 31, 2015, the Company sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $12,000 for the year ended December 31, 2016.

On November 30, 2015, the notes receivable from BFT were repaid in full. The notes totaled $1.7 million as of January 1, 2015. Interest income on the notes receivable from BFT was approximately $37,000 for the years ended December 31, 2015.

On August 4, 2006, the Company entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2015 and 2016. On November 17, 2015, two of the towers were sold to an unrelated party and $0.3 million of the gain deferred in 2006 was recognized and reported in other income (expense), net. In addition, BFT prepaid rent of $0.7 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $5,500 through November 16, 2025. Repayments of prepaid rent to BFT were approximately $8,000 and $66,000 for the years ended December 31, 2015 and 2016, respectively.

The Company leases radio towers for 23 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.5 million for each of the years ended December 31, 2015 and 2016.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 for each of the years ended December 31, 2015 and 2016.

GGB Estero, LLC

The Company leases property for its radio stations in Fort Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for each of the years ended December 31, 2015 and 2016.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for each of the years ended December 31, 2015 and 2016.

LN2 DB, LLC

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016 which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partly-owned by Mark S. Fowler, an independent director of the Company.

Wintersrun Communications, LLC

On December 31, 2015, the Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $60,000 for the year ended December 31, 2016.

The Company leased a radio tower for one radio station in Augusta, GA from Wintersrun. Rental expense was approximately $24,000 for the year ended December 31, 2015. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $2,559 through October 16, 2025. Repayments of prepaid rent to Wintersrun were approximately $6,000 and $31,000 for the years ended December 31, 2015 and 2016, respectively.

As of December 31, 2016, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2017	$1,032,043
2018	1,046,714
2019	783,772
2020	652,230
2021	225,974
Thereafter	843,505

Total	$4,584,238

(17)    Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $3.7 million and $4.4 million for the years ended December 31, 2015 and 2016, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and programming rights. As of December 31, 2016, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2017	$22,660,192
2018	13,270,002
2019	7,459,091
2020	7,044,285
2021	5,986,126
Thereafter	13,552,503

Total	$69,972,199

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(18)    Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s term loan as of December 31, 2016 was $265.0 million. The Company estimated the fair value of the term loan to be $268.5 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit facility and capital lease obligations as of December 31, 2016 was $3.7 million whch approximated fair value based on current market interest rates. The carrying amount of long-term debt, including capital lease obligations and current installments as of December 31, 2015 was $89.8 million which approximated fair value based on current market interest rates at that time.

(19)    Fair Value Measurements

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

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2015 and 2016

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2015:
Allowance for doubtful accounts (deducted from accounts receivable)	544,932	695,246	643,798	596,380
Valuation allowance for deferred tax assets	630,775	—	36,696	594,079
Year ended December 31, 2016:
Allowance for doubtful accounts (deducted from accounts receivable)	596,380	2,061,553	1,120,580	1,537,353
Valuation allowance for deferred tax assets	594,079	69,867	135,767	528,179

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this report.

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

The Company acquired Greater Media on November 1, 2016, which represented 51.6% of total assets and 16.6% of net revenues of the Company as of and for the year ended December 31, 2016. As permitted by the Securities and Exchange Commission, management elected to exclude the Greater Media business from its assessment of internal control over financial reporting as of December 31, 2016, because there was not an adequate amount of time between the acquisition date and the date of management’s assessment.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2017 (“2017 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2017 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2017 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2017 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016. (1)

3.1	Amended and restated certificate of incorporation of the Registrant. (2)

3.2	Third amended and restated bylaws of the Registrant. (3)

10.1	Credit Agreement dated November 1, 2016, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. (4)

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media. (5)

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media. (6)

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (7)

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (8)

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan. (9)

10.7	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and George G. Beasley dated as of May 13, 2005. (10)

10.8	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and B. Caroline Beasley dated as of May 13, 2005. (11)

10.9	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Bruce G. Beasley dated as of May 13, 2005. (12)

10.10	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Brian E. Beasley dated as of May 13, 2005. (13)

10.11	Performance incentive plan of the Company. (14)

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 23, 2012.

(3)	Incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on February 13, 2001.
(4)	Incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016.
(5)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016.
(6)	Incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016.
(7)	Incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-1/A dated February 11, 2000. (File No. 333-91683).
(8)	Incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 dated May 27, 2004.
(9)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 27, 2007.
(10)	Incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(11)	Incorporated by reference to Exhibit 99.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(12)	Incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005.
(13)	Incorporated by reference to Exhibit 99.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated May 19, 2005
(14)	Incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement dated April 11, 2012.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE G. BEASLEY	Chairman of the Board	March 23, 2017
George G. Beasley

/s/ CAROLINE BEASLEY	Chief Executive Officer and Director (principal executive officer)	March 23, 2017
Caroline Beasley

/s/ BRUCE G. BEASLEY	President and Director	March 23, 2017
Bruce G. Beasley

/s/ BRIAN E. BEASLEY	Chief Operating Officer and Director	March 23, 2017
Brian E. Beasley

/s/ MARIE TEDESCO	Chief Financial Officer (principal financial and accounting officer)	March 23, 2017
Marie Tedesco

/s/ ALLEN B. SHAW	Vice-Chairman of the Board	March 23, 2017
Allen B. Shaw

/s/ PETER A. BORDES	Director	March 23, 2017
Peter A. Bordes

/s/ JOE B. COX	Director	March 23, 2017
Joe B. Cox

/s/ MARK S. FOWLER	Director	March 23, 2017
Mark S. Fowler

/s/ HERBERT W. MCCORD	Director	March 23, 2017
Herbert W. McCord