Form 10-Q
period 2017-03-31
BEASLEY BROADCAST GROUP INC
filed 2017-05-09
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, 12,173,681 Shares Outstanding as of May 2, 2017

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May 2, 2017

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,325,415	$18,870,720
Accounts receivable, less allowance for doubtful accounts of $1,537,353 in 2016 and $1,786,304 in 2017	48,186,463	40,356,052
Prepaid expenses	4,909,799	7,196,729
Merger consideration receivable	7,877,577	15,410,869
Beneficial interest in trust	19,947,261	—
Other current assets	2,172,892	1,961,596

Total current assets	103,419,407	83,795,966
Property and equipment, net	60,166,812	59,727,981
FCC broadcasting licenses	476,571,140	477,271,140
Goodwill	3,393,234	3,393,234
Other intangibles, net	535,582	473,063
Assets held for sale	11,320,286	7,342,904
Other assets	6,263,587	6,156,281

Total assets	$661,670,048	$638,160,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,686,077	$61,812
Accounts payable	6,087,436	4,893,751
Other current liabilities	21,173,419	21,018,079

Total current liabilities	33,946,932	25,973,642
Due to related parties	855,753	831,575
Long-term debt, net of current installments and unamortized debt issuance costs	247,692,171	226,847,974
Deferred tax liabilities	160,539,268	160,101,475
Other long-term liabilities	16,144,301	15,985,757

Total liabilities	459,178,425	429,740,423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,112,529 issued and 12,174,542 outstanding in 2016; 15,158,321 issued and 12,175,356 outstanding in 2017	15,113	15,159
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2016 and 2017	16,662	16,662
Additional paid-in capital	146,339,925	146,537,618
Treasury stock, Class A common stock; 2,937,987 shares in 2016; 2,982,965 shares in 2017	(15,560,021)	(16,016,147)
Retained earnings	72,401,766	78,602,850
Accumulated other comprehensive loss	(721,822)	(735,996)

Total stockholders’ equity	202,491,623	208,420,146

Total liabilities and stockholders’ equity	$661,670,048	$638,160,569

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2017
Net revenue	$27,454,947	$53,740,551

Operating expenses:
Station operating expenses (including stock-based compensation of $36,412 in 2016 and $79,047 in 2017 and excluding depreciation and amortization shown separately below)	19,986,291	43,949,594
Corporate general and administrative expenses (including stock-based compensation of $198,894 in 2016 and $118,692 in 2017)	2,500,957	3,230,097
Merger expenses	—	450,833
Other operating expenses	—	328,247
Depreciation and amortization	839,406	1,502,837
Loss on disposition	—	269,456
Change in fair value of contingent consideration	—	(7,533,292)

Total operating expenses	23,326,654	42,197,772

Operating income	4,128,293	11,542,779
Non-operating income (expense):
Interest expense	(988,524)	(4,827,339)
Other income (expense), net	(39,641)	356,198

Income before income taxes	3,100,128	7,071,638
Income tax expense (benefit)	1,279,375	(414,858)

Net income	1,820,753	7,486,496
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $21,692 in 2016 and $9,200 in 2017)	(35,407)	(14,174)

Comprehensive income	$1,785,346	$7,472,322

Net income per Class A and B common share:
Basic and diluted	$0.08	$0.27
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	22,983,471	27,663,114
Diluted	23,020,926	27,766,662

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$1,820,753	$7,486,496
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	235,306	197,739
Provision for bad debts	282,745	364,848
Depreciation and amortization	839,406	1,502,837
Loss on disposition	—	269,456
Change in fair value of contingent consideration	—	(7,533,292)
Amortization of loan fees	91,749	546,808
Deferred income taxes	939,331	(451,967)
Change in operating assets and liabilities:
Accounts receivable	1,248,298	7,465,563
Prepaid expenses	(1,133,942)	(2,286,930)
Other assets	161,496	388,902
Accounts payable	344,391	(1,193,685)
Other liabilities	1,215,793	(744,634)
Other operating activities	42,264	134,557

Net cash provided by operating activities	6,087,590	6,146,698

Cash flows from investing activities:
Capital expenditures	(656,073)	(999,587)
Proceeds from disposition of radio stations	—	24,000,000
Payments for translator licenses	—	(700,000)
Loan to related party	—	(150,000)

Net cash provided by (used in) investing activities	(656,073)	22,150,413

Cash flows from financing activities:
Payments on debt	(3,014,567)	(28,015,270)
Dividends paid	(1,032,573)	(1,280,410)
Purchase of treasury stock	(145,965)	(456,126)

Net cash used in financing activities	(4,193,105)	(29,751,806)

Net increase (decrease) in cash and cash equivalents	1,238,412	(1,454,695)
Cash and cash equivalents at beginning of period	14,318,494	20,325,415

Cash and cash equivalents at end of period	$15,556,906	$18,870,720

Cash paid for interest	$913,437	$4,384,687

Cash paid for income taxes	$23,850	$246,800

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,035,862	$1,285,412

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)    Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance is effective for annual periods beginning after December 15, 2017. The Company is currently in the process of reviewing the new guidance, but its preliminary assessment, which is subject to change, is that the new guidance will not result in a significant impact on its financial statements.

In January 2017, the FASB issued guidance to simplify goodwill impairment testing by eliminating step two from the goodwill impairment test. Under the new guidance, an entity still has the option to perform the qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. Under the new guidance an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company has adopted the new guidance on a prospective basis in the first quarter of 2017 with no current impact on its financial statements.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In September 2015, the FASB issued guidance that modified accounting for business combinations to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. The guidance, which was effective as of January 1, 2016, did not have a material impact on the Company’s financial statements at the time of adoption. During the first quarter of 2017, the Company did account for measurement period adjustments on a prospective basis. See Note 3 for further information.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The 5,422,993 shares of Class A common stock were recorded at a fair value of $4.80 per share or $26.0 million on the Acquisition Date. The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, originally estimated to be approximately $24.0 million. Merger expenses of $0.5 million are reported on a separate line in the consolidated statement of comprehensive income for the three months ended March 31, 2017.

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

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of Class A common stock with a fair value of $4.2 million in escrow. Some or all of these shares could be released to Greater Media based upon a working capital adjustment which may not be finalized until the second quarter of 2017. The Company’s estimate of the working capital adjustment as of the Acquisition Date, results in 189,915 shares of Class A common stock being released to Greater Media. The unreleased shares in escrow will be canceled by the Company. The forfeited shares are not indexed to the Company’s stock therefore are adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be released to Greater Media have a fair value of $0.9 million as of the Acquisition Date and have been included in the preliminary purchase price. The estimated number of shares to be forfeited have a fair value of $3.3 million as of the Acquisition Date and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. The Company reassessed the fair value of the estimated number of shares to be forfeited and recorded a $3.7 million change in fair value of the contingent consideration for the three months ended March 31, 2017. The final purchase price will include the fair value of the forfeited shares as of the settlement date of the working capital adjustment. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

In accordance with the Merger Agreement, the purchase price will be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media will return a certain number of shares of Class A common stock that will be canceled by the Company. The Company has accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million based on a stock price of $5.16 and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million. As of March 31, 2017, the estimated number of shares to be returned had a fair value of $7.5 million based on a stock price of $11.60. The Company recorded a $3.8 million change in fair value of the contingent consideration for the three months ended March 31, 2017. The number of returned shares may be revised due to a change in the estimated net proceeds from the tower sale. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

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

Effective on the Acquisition Date, the Company entered into an agreement with the former CEO of Greater Media to provide consulting services for a period of one year. The costs associated with this agreement are reported in other operating expenses in the accompanying statement of comprehensive income for the three months ended March 31, 2017.

The following unaudited pro forma information for the three months ended March 31, 2016 assumes that the merger had occurred on January 1, 2016. The significant pro forma adjustments are depreciation and interest expense. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2016 or of results that may occur in the future.

Net revenue	$56,971,325
Operating income	5,681,060
Net income	521,634
Basic and diluted net income per share	0.02

Dispositions

On January 6, 2017, the Company completed the sale of substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC to Entercom Communications Corp. for $24.0 million in cash. On November 1, 2016, the assets of WBT-AM, WBT-FM and WLNK-FM were contributed to a trust following completion of the Company’s acquisition of Greater Media and were operated by Entercom under a local marketing agreement until completion of the sale. The assets of WBT-AM, WBT-FM and WLNK-FM were reported as a beneficial interest in trust as of December 31, 2016 that was realized upon completion of the sale. The Company repaid a portion of the outstanding balance under its credit facility with the sales proceeds. The Company recorded a $0.3 million loss on disposition during the first quarter of 2017.

On May 1, 2017, the Company completed the sale of substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in its Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash. The Company repaid a portion of the outstanding balance under its credit facility with the sales proceeds. The Company no longer has operations in the Greenville-New Bern-Jacksonville, NC market after completion of the disposition. However management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Greenville-New Bern-Jacksonville, NC market were not reported as discontinued operations. Pre-tax income (loss) for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $(0.2) million and $0.1 million for the three months ended March 31, 2016 and 2017, respectively. The assets of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM have been classified as held for sale as of December 31, 2016 and March 31, 2017.

A summary of assets held for sale is as follows:

	December 31, 2016	March 31, 2017
Property and equipment, net	$1,400,615	$1,400,615
FCC broadcasting licenses	3,998,940	3,998,940
Goodwill	1,943,349	1,943,349

	$7,342,904	$7,342,904

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)    Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2016	2017
Term loan	$265,000,000	$237,000,000
Revolving credit facility	3,000,000	3,000,000
Capital lease obligations	691,951	676,681

	268,691,951	240,676,681
Less unamortized debt issuance costs	(14,313,703)	(13,766,895)

	254,378,248	226,909,786
Less current installments	(6,686,077)	(61,812)

	$247,692,171	$226,847,974

As of March 31, 2017, the credit facility consisted of a term loan with a remaining balance of $237.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of March 31, 2017, the Company had $17.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when the Company’s First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.0% as of March 31, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.0% as of March 31, 2017 and matures on November 1, 2023.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from March 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $240.0 million. The revolving credit facility and the guarantees related thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees related thereto expire on November 1, 2023.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2017, the Company was in compliance with all applicable financial covenants under its credit agreement.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$45,807
2018	64,020
2019	67,101
2020	11,820,326
2021	13,323,700
Thereafter	215,355,727

Total	$240,676,681

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

A summary of restricted stock activity under the 2007 Plan for the three months ended March 31, 2017 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2017	343,513	$4.70
Granted	45,792	9.05
Vested	(115,911)	3.78
Forfeited	—	—

Unvested as of March 31, 2017	273,394	$4.76

As of March 31, 2017, there was $1.3 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

(6)    Income Taxes

The Company’s effective tax rate was approximately 41% and (5.9)% for the three months ended March 31, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration.

(7)    Related Party Transactions

On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC (formerly Digital PowerRadio, LLC) in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

(8)    Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s term loan as of March 31, 2017 was $237.0 million. The Company estimated the fair value of the term loan to be $237.2 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

facility and capital lease obligations as of March 31, 2017 was $3.7 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2016 was $265.0 million. The Company estimated the fair value of the term loan to be $268.5 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit facility and capital lease obligations as of December 31, 2016 was $3.7 million which approximated fair value based on current market interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. After completion of the sale of our Greenville-New Bern-Jacksonville, NC market cluster on May 1, 2017 we own and operate 63 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Development

On May 1, 2017, we completed the sale of substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in our Greenville-New Bern-Jacksonville market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash. We repaid a portion of the outstanding balance under our credit facility with the sales proceeds.

Greater Media Merger

On November 1, 2016, we completed the acquisition of Greater Media, Inc. (“Greater Media”), pursuant to the merger agreement, dated as of July 19, 2016 by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”). In accordance with the Merger Agreement, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company added 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ and Philadelphia, PA markets.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability to successfully combine the Company’s business with Greater Media’s business and the potential for unexpected delays, costs, or liabilities relating to the integration of Greater Media;

•	the incurrence of significant Merger-related fees and costs;

•	the risk that the Merger may prevent the Company from acting on future opportunities to enhance stockholder value;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill, including those assets recorded due to the Merger, could become impaired;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	actions by the FCC or new legislation affecting the radio industry;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	the effect of future sales of Class A common stock by the Beasley family or the former stockholders of Greater Media;

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the first quarter of 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following summary table presents a comparison of our results of continuing operations for the three months ended March 31, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Three Months ended March 31,		Change
	2016	2017	$	%
Net revenue	$27,454,947	$53,740,551	$26,285,604	95.7%
Station operating expenses	19,986,291	43,949,594	23,963,303	119.9
Corporate general and administrative expenses	2,500,957	3,230,097	729,140	29.2
Merger expenses	—	450,833	450,833	—
Depreciation and amortization	839,406	1,502,837	663,431	79.0
Change in fair value of contingent consideration	—	7,533,292	7,533,292	—
Interest expense	988,524	4,827,339	3,838,815	388.3
Income tax expense (benefit)	1,279,375	(414,858)	(1,694,233)	(132.4)
Net income	1,820,753	7,486,496	5,665,743	311.2

Net Revenue. Net revenue increased $26.3 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Significant factors affecting net revenue included $10.5 million in additional advertising revenue from the Boston radio stations, $9.5 million from the Philadelphia radio stations, $5.0 million from the Detroit radio stations, and $3.9 million from the New Jersey radio stations, acquired from Greater Media on November 1, 2016, partially offset by a $1.4 million decrease in advertising revenue from our Tampa-Saint Petersburg market cluster and a $0.9 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017. Net revenue for the three months ended March 31, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $24.0 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Significant factors affecting station operating expenses included $8.5 million in additional expenses from the Boston radio stations, $8.4 million from the Philadelphia radio stations, $4.9 million from the Detroit radio stations, and $3.0 million from the New Jersey radio stations, acquired from Greater Media, partially offset by a $0.6 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017 and a $0.4 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the three months ended March 31, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. The increase in corporate general and administrative expenses during the three months ended March 31, 2017 was primarily due to an increase in cash compensation expense which was primarily due to an increase in the number of employees at our corporate offices.

Merger Expenses. In connection with the acquisition of Greater Media, we incurred additional merger expenses, primarily consisting of legal and accounting fees, of $0.5 million in 2017.

Depreciation and Amortization. The $0.7 million increase in depreciation and amortization during the three months ended March 31, 2017 was primarily due to additional expense from the radio stations acquired from Greater Media.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned increased $3.8 million due to an increase in our stock price as of March 31, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date are expected to be forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited increased $3.7 million due to an increase in our stock price as of March 31, 2017. These increases were recognized as a change in fair value of contingent consideration during the three months ended March 31, 2017.

Interest Expense. Interest expense increased $3.8 million during the three months ended March 31, 2017. The primary factor affecting interest expense was the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense (Benefit). Our effective tax rate was approximately 41% and (5.9)% for the three months ended March 31, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration.

Net Income. Net income during the three months ended March 31, 2017 increased $5.7 million as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.5 million to repurchase 44,978 shares during the three months ended March 31, 2017.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $7.5 million if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $1.3 million during the three months ended March 31, 2017. Also, on March 2, 2017, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on April 7, 2017, to stockholders of record on March 31, 2017.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our revolving credit facility;

•	additional borrowings, other than under our existing revolving credit facility, to the extent permitted under our new credit agreement; and

•	additional equity offerings.

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

Credit Facility. As of March 31, 2017, the credit facility consisted of a term loan with a remaining balance of $237.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of March 31, 2017, we had $17.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when our First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.0% as of March 31, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.0% as of March 31, 2017 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from March 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $240.0 million. The revolving credit facility and the guarantees thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees thereto expire on November 1, 2023.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2017, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$45,807
2018	64,020
2019	67,101
2020	11,820,326
2021	13,323,700
Thereafter	215,355,727

Total	$240,676,681

Cash Flows. The following summary table presents a comparison of our capital resources for the three months ended March 31, 2016 and 2017 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2016	2017
Net cash provided by operating activities	$6,087,590	$6,146,698
Net cash provided by (used in) investing activities	(656,073)	22,150,413
Net cash used in financing activities	(4,193,105)	(29,751,806)

Net increase (decrease) in cash and cash equivalents	$1,238,412	$(1,454,695)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $0.1 million during the three months ended March 31, 2017. Significant factors affecting this increase in net cash provided by operating activities included a $30.8 million increase in cash receipts from the sale of advertising airtime partially offset by a $25.9 million increase in cash paid for station operating expenses, a $3.5 million increase in interest payments, a $0.8 million increase in cash paid for corporate general and administrative expenses, and $0.5 million of expenses related to the acquisition of Greater Media.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the three months ended March 31, 2017 included proceeds of $24.0 million from the disposition of radio stations in Charlotte, partially offset by payments of $1.0 million for capital expenditures, and payments of $0.7 million for translator licenses. Net cash used in investing activities for the same period in 2016 included payments of $0.7 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2017 included repayments of $28.0 million under our credit facility, payments of $1.3 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2016 included repayments of $3.0 million under our credit facility and payments of $1.0 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risks affecting our Company during the first quarter of 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2017	1,625	$6.18	—	—
February 1 – 28, 2017	41,000	10.20	—	—
March 1 – 31, 2017	2,353	11.85	—	—

Total	44,978

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) which was also approved by our stockholders at the Annual Meeting of Stockholders on June 7, 2007. The original ten year term of the 2007 Plan ended on March 27, 2017. We are asking our stockholders to approve an amendment to the 2007 Plan at the 2017 Annual Meeting of Stockholders to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended March 31, 2017, were purchased to fund withholding taxes in connection with the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 9, 2017	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 9, 2017	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)