Form 10-Q
period 2017-06-30
BEASLEY BROADCAST GROUP INC
filed 2017-08-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class A Common Stock, $0.001 par value, 12,125,514 Shares Outstanding as of July 31, 2017

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 31, 2017

INDEX

Page No.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2016	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,325,415	$17,047,364
Accounts receivable, less allowance for doubtful accounts of $1,537,353 in 2016 and $1,479,881 in 2017	48,186,463	44,535,497
Prepaid expenses	4,909,799	7,133,736
Merger consideration receivable	7,877,577	13,019,527
Beneficial interest in trust	19,947,261	—
Other current assets	2,172,892	1,813,621

Total current assets	103,419,407	83,549,745
Property and equipment, net	60,166,812	59,128,512
FCC broadcasting licenses	476,571,140	477,977,719
Goodwill	3,393,234	3,393,234
Other intangibles, net	535,582	410,544
Assets held for sale	11,320,286	—
Other assets	6,263,587	6,015,105

Total assets	$661,670,048	$630,474,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,686,077	$62,548
Accounts payable	6,087,436	8,535,820
Other current liabilities	21,173,419	18,780,156

Total current liabilities	33,946,932	27,378,524
Due to related parties	855,753	807,397
Long-term debt, net of current installments and unamortized debt issuance costs	247,692,171	212,378,777
Deferred tax liabilities	160,539,268	164,071,650
Other long-term liabilities	16,144,301	14,119,111

Total liabilities	459,178,425	418,755,459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,112,529 issued and 12,174,542 outstanding in 2016; 15,110,779 issued and 12,126,139 outstanding in 2017	15,113	15,111
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2016 and 2017	16,662	16,662
Additional paid-in capital	146,339,925	147,311,622
Treasury stock, Class A common stock; 2,937,987 shares in 2016; 2,984,640 shares in 2017	(15,560,021)	(16,038,023)
Retained earnings	72,401,766	81,222,733
Accumulated other comprehensive loss	(721,822)	(808,705)

Total stockholders’ equity	202,491,623	211,719,400

Total liabilities and stockholders’ equity	$661,670,048	$630,474,859

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2016	2017
Net revenue	$27,777,381	$61,013,414

Operating expenses:
Station operating expenses (including stock-based compensation of $36,412 in 2016 and $54,668 in 2017 and excluding depreciation and amortization shown separately below)	19,729,821	44,912,998
Corporate general and administrative expenses (including stock-based compensation of $168,962 in 2016 and $719,288 in 2017)	2,443,661	4,488,482
Merger and disposition expenses	—	295,237
Other operating expenses	—	252,915
Depreciation and amortization	830,581	1,619,642
Gain on disposition	—	(3,977,449)
Change in fair value of contingent consideration	—	2,391,342
Termination of postretirement benefits plan	—	(1,812,448)

Total operating expenses	23,004,063	48,170,719

Operating income	4,773,318	12,842,695
Non-operating income (expense):
Interest expense	(898,560)	(4,752,044)
Other income (expense), net	269,052	39,519

Income before income taxes	4,143,810	8,130,170
Income tax expense	1,674,332	4,224,649

Net income	2,469,478	3,905,521
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $8,626 in 2016 and $6,537 in 2017)	(14,080)	(10,071)
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	—	(62,699)

Comprehensive income	$2,455,398	$3,832,751

Net income per Class A and B common share:
Basic and diluted	$0.11	$0.14
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	23,023,401	27,701,278
Diluted	23,119,431	27,874,221

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2016	2017
Net revenue	$55,232,328	$114,753,965

Operating expenses:
Station operating expenses (including stock-based compensation of $72,824 in 2016 and $133,715 in 2017 and excluding depreciation and amortization shown separately below)	39,716,112	88,862,592
Corporate general and administrative expenses (including stock-based compensation of $367,856 in 2016 and $837,980 in 2017)	4,944,618	7,718,579
Merger and disposition expenses	—	746,070
Other operating expenses	—	581,162
Depreciation and amortization	1,669,987	3,122,479
Gain on dispositions, net	—	(3,707,993)
Change in fair value of contingent consideration	—	(5,141,950)
Termination of postretirement benefits plan	—	(1,812,448)

Total operating expenses	46,330,717	90,368,491

Operating income	8,901,611	24,385,474
Non-operating income (expense):
Interest expense	(1,887,084)	(9,579,383)
Other income (expense), net	229,411	395,717

Income before income taxes	7,243,938	15,201,808
Income tax expense	2,953,707	3,809,791

Net income	4,290,231	11,392,017
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $30,318 in 2016 and $15,737 in 2017)	(49,487)	(24,245)
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	—	(62,699)

Comprehensive income	$4,240,744	$11,305,073

Net income per Class A and B common share:
Basic and diluted	$0.19	$0.41
Dividends declared per common share	$0.09	$0.09
Weighted average shares outstanding:
Basic	23,003,436	27,682,302
Diluted	23,089,039	27,846,182

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income	$4,290,231	$11,392,017
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	440,680	971,695
Provision for bad debts	452,528	781,307
Depreciation and amortization	1,669,987	3,122,479
Gain on dispositions	—	(3,707,993)
Change in fair value of contingent consideration	—	(5,141,950)
Termination of postretirement benefits plan	—	(1,812,448)
Amortization of loan fees	183,498	1,093,616
Deferred income taxes	1,358,994	3,445,499
Change in operating assets and liabilities:
Accounts receivable	449,326	2,869,659
Prepaid expenses	(1,865,934)	(2,223,937)
Other assets	(30,394)	787,852
Accounts payable	293,643	2,448,384
Other liabilities	1,569,439	(3,371,828)
Other operating activities	33,053	2,070

Net cash provided by operating activities	8,845,051	10,656,422

Cash flows from investing activities:
Change in restricted cash	743,195	—
Capital expenditures	(1,368,840)	(1,601,007)
Proceeds from dispositions of radio stations	—	35,000,000
Payments for translator licenses	—	(1,109,103)
Payments for investments	(166,667)	—
Loan to related party	—	(150,000)

Net cash provided by (used in) investing activities	(792,312)	32,139,890

Cash flows from financing activities:
Payments on debt	(6,029,133)	(43,030,539)
Dividends paid	(2,068,435)	(2,565,822)
Purchase of treasury stock	(152,213)	(478,002)

Net cash used in financing activities	(8,249,781)	(46,074,363)

Net decrease in cash and cash equivalents	(197,042)	(3,278,051)
Cash and cash equivalents at beginning of period	14,318,494	20,325,415

Cash and cash equivalents at end of period	$14,121,452	$17,047,364

Cash paid for interest	$1,721,457	$8,544,760

Cash paid for income taxes	$2,555,650	$1,709,975

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,036,088	$1,285,638

Translator license and equipment received as consideration	$—	$332,000

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

In January 2017, the FASB issued guidance to simplify goodwill impairment testing by eliminating step two from the goodwill impairment test. Under the new guidance, an entity still has the option to perform the qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. Under the new guidance an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis in the first quarter of 2017 with no current impact on its financial statements.

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

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such, these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company continues to review the new guidance, but its preliminary assessment, which is subject to change, is that the new guidance will not result in a significant impact on its financial statements.

In September 2015, the FASB issued guidance that modified accounting for business combinations to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. The guidance, which was effective as of January 1, 2016, did not have a material impact on the Company’s financial statements at the time of adoption. During the first quarter of 2017, the Company accounted for measurement period adjustments on a prospective basis. See Note 3 for further information.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In August 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company plans to adopt the new guidance on January 1, 2018. The Company continues to review the impact of the new guidance on its revenue streams and its initial assessment is that the new guidance will not result in a significant impact on its financial statements. The Company preliminarily plans to adopt the new guidance using the modified retrospective application method.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The 5,422,993 shares of Class A common stock were recorded at a fair value of $4.80 per share or $26.0 million on the Acquisition Date. The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, originally estimated to be approximately $24.0 million. Merger expenses of $0.5 million are reported in merger and disposition expenses in the consolidated statement of comprehensive income for the six months ended June 30, 2017.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations have not been finalized, therefore an estimate of $3.6 million for net operating loss carryforwards has been included in the preliminary purchase price. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of Class A common stock with a fair value of $4.2 million in escrow. Some or all of these shares could be released to Greater Media based upon a working capital adjustment which may not be finalized until the third quarter of 2017. The Company’s estimate of the working capital adjustment as of the Acquisition Date, results in 189,915 shares of Class A common stock being released to Greater Media. The unreleased shares in escrow will be canceled by the Company. The forfeited shares are not indexed to the Company’s stock and therefore are adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be released to Greater Media had a fair value of $0.9 million as of the Acquisition Date and have been included in the preliminary purchase price. The estimated number of shares to be forfeited had a fair value of $3.3 million as of the Acquisition Date and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. The Company reassessed the fair value of the estimated number of shares to be forfeited and recorded a $1.2 million decrease in fair value of the contingent consideration for the three months ended June 30, 2017 and a $2.5 million increase in fair value for the six months ended June 30, 2017. The final purchase price will include the fair value of the forfeited shares as of the settlement date of the working capital adjustment. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

In accordance with the Merger Agreement, the purchase price will be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media will return a certain number of shares of Class A common stock that will be canceled by the Company. The Company has accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million based on a stock price of $5.16 and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million. As of June 30, 2017, the estimated number of shares to be returned had a fair value of $6.4 million based on a stock price of $9.80. The Company recorded a $1.2 million decrease in fair value of the contingent consideration for the three months ended June 30, 2017 and a $2.6 million increase in fair value for the six months ended June 30, 2017. The number of returned shares may be revised due to a change in the estimated net proceeds from the tower sale. The accounting for this item is preliminary and will be adjusted once finalized during the measurement period.

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

Effective on the Acquisition Date, the Company entered into an agreement with the former CEO of Greater Media to provide consulting services for a period of one year. The costs associated with this agreement are reported in other operating expenses in the accompanying statement of comprehensive income for the three and six months ended June 30, 2017.

The following unaudited pro forma information for the three and six months ended June 30, 2016 assumes that the merger had occurred on January 1, 2016. The significant pro forma adjustments are depreciation and interest expense. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2016 or of results that may occur in the future.

	Three months ended June 30, 2016	Six months ended June 30, 2016
Net revenue	$62,549,516	$118,024,368
Operating income	9,094,400	14,806,388
Net income	2,716,788	3,381,133
Basic and diluted net income per share	0.10	0.12

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

On May 1, 2017, the Company completed the sale of substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in its Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash and a translator license and equipment with a fair value of $0.3 million. The Company repaid a portion of the outstanding balance under its credit facility with the cash sales proceeds. The Company no longer has operations in the Greenville-New Bern-Jacksonville, NC market after completion of the disposition. However management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Greenville-New Bern-Jacksonville, NC market were not reported as discontinued operations. Income before taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.5 million and $0.3 million for the three and six months ended June 30, 2016, respectively. Income before the gain on disposition of $4.0 million, other disposition related expenses of $0.3 million, and taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.1 million and approximately $20,000 for the three and six months ended June 30, 2017, respectively. The assets of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM were reported as held for sale as of December 31, 2016. The Company recorded a $4.0 million gain on disposition during the second quarter of 2017.

A summary of assets held for sale as of December 31, 2016 is as follows:

	WFNZ-AM	New Bern	Total
Property and equipment, net	$1,702,847	$1,400,615	$3,103,462
FCC broadcasting licenses	2,166,400	3,998,940	6,165,340
Goodwill	—	1,943,349	1,943,349
Other intangibles	108,135	—	108,135

	$3,977,382	$7,342,904	$11,320,286

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2016	2017
Term loan	$265,000,000	$222,000,000
Revolving credit facility	3,000,000	3,000,000
Capital lease obligations	691,951	661,412

	268,691,951	225,661,412
Less unamortized debt issuance costs	(14,313,703)	(13,220,087)

	254,378,248	212,441,325
Less current installments	(6,686,077)	(62,548)

	$247,692,171	$212,378,777

As of June 30, 2017, the credit facility consisted of a term loan with a remaining balance of $222.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of June 30, 2017, the Company had $17.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when the Company’s First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.2% as of June 30, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.2% as of June 30, 2017 and matures on November 1, 2023.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from June 30, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $225.0 million. The revolving credit facility and the guarantees related thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees related thereto expire on November 1, 2023.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2017, the Company was in compliance with all applicable financial covenants under its credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$30,538
2018	64,020
2019	67,101
2020	70,326
2021	10,073,700
Thereafter	215,355,727

Total	$225,661,412

(5) Employee Benefit Plans

On November 1, 2016, the Company assumed the frozen Greater Media postretirement medical and life insurance benefits plan. The $1.8 million liability related to the plan is reported in other long-term liabilities in the consolidated balance sheet as of December 31, 2016. Effective May 31, 2017, the Company terminated the postretirement medical and life insurance benefits plan and reversed the accrued liability of $1.8 million which is reported on a separate line in the consolidated statements of comprehensive income for the three and six months ended June 30, 2017.

(6) Stock-Based Compensation

The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) permits the Company to issue up to 7.5 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive restricted stock units, shares of restricted stock, stock options or other stock-based awards. The restricted stock units and restricted stock awards that have been granted under the 2007 Plan generally vest over one to five years of service.

A summary of restricted stock unit activity under the 2007 Plan for the three months ended June 30, 2017 is as follows:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2017	43,792	$9.30
Granted	432,000	10.65
Vested	—	—
Forfeited	—	—

Unvested as of June 30, 2017	475,792	$10.53

A summary of restricted stock activity under the 2007 Plan for the three months ended June 30, 2017 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2017	229,602	$4.76
Granted	—	—
Vested	(6,700)	7.27
Forfeited	(3,750)	7.87

Unvested as of June 30, 2017	219,152	$5.51

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2017, there was an aggregate $5.1 million of unrecognized compensation cost related to restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

(7) Income Taxes

The Company’s effective tax rate was approximately 52% and 25% for the three and six months ended June 30, 2017, respectively, and approximately 40% and 41% for the three and six months ended June 30, 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate also reflects a $0.9 million increase and a $2.0 million decrease due to the change in fair value of contingent consideration for the three and six months ended June 30, 2017, respectively.

(8) Related Party Transactions

On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC (formerly Digital PowerRadio, LLC) in exchange for a note bearing interest at 18% per annum. Principal and accrued interest are due on the maturity date of December 31, 2019. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of Beasley Broadcast Group, Inc.

(9) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of June 30, 2017 was $225.0 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2016 was $265.0 million. The Company estimated the fair value of the term loan to be $268.5 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit facility and capital lease obligations as of December 31, 2016 was $3.7 million which approximated fair value based on current market interest rates.

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

Recent Developments

On November 1, 2016, we assumed the frozen Greater Media postretirement medical and life insurance benefits plan. Effective May 31, 2017, we terminated the postretirement medical and life insurance benefits plan and reversed the accrued liability of $1.8 million.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the second quarter of 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2016	2017	$	%
Net revenue	$27,777,381	$61,013,414	$33,236,033	119.7%
Station operating expenses	19,729,821	44,912,998	25,183,177	127.6
Corporate general and administrative expenses	2,443,661	4,488,482	2,044,821	83.7
Depreciation and amortization	830,581	1,619,642	789,061	95.0
Gain on disposition	—	3,977,449	3,977,449	—
Change in fair value of contingent consideration	—	(2,391,342)	(2,391,342)	—
Termination of postretirement benefits plan	—	1,812,448	1,812,448	—
Interest expense	898,560	4,752,044	3,853,484	428.9
Income tax expense	1,674,332	4,224,649	2,550,317	152.3
Net income	2,469,478	3,905,521	1,436,043	58.2

Net Revenue. Net revenue increased $33.2 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Significant factors affecting net revenue included $13.5 million in additional advertising revenue from the Boston radio stations, $11.6 million from the Philadelphia radio stations, $5.6 million from the Detroit radio stations, and $4.4 million from the New Jersey radio stations acquired from Greater Media on November 1, 2016, partially offset by a $1.3 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, and a $0.8 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017. Net revenue for the three months ended June 30, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $25.2 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Significant factors affecting station operating expenses included $9.5 million in additional expenses from the Boston radio stations, $9.0 million from the Philadelphia radio stations, $5.4 million from the Detroit radio stations, and $3.2 million from the New Jersey radio stations acquired from Greater Media, partially offset by a $0.9 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, a $0.9 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, and a $0.7 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the three months ended June 30, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $2.0 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Significant factors affecting corporate general and administrative expenses included a $0.7 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices and new employment agreements including retroactive compensation, a $0.6 million increase in stock-based compensation expense and a $0.3 million increase in contract services.

Depreciation and Amortization. The $0.8 million increase in depreciation and amortization during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to additional expense from the radio stations acquired from Greater Media.

Gain on Disposition. On May 1, 2017, we completed the disposition of our Greenville-New Bern-Jacksonville market cluster. As a result of the disposition we recorded a gain of $4.0 million during the three months ended June 30, 2017.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned decreased $1.2 million due to a decrease in our stock price over the three months ended June 30, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date are expected to be forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited decreased $1.2 million due to a decrease in our stock price over the three months ended June 30, 2017. These decreases were recognized as a change in fair value of contingent consideration during the three months ended June 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the three months ended June 30, 2017.

Interest Expense. Interest expense increased $3.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The primary factors affecting interest expense were the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 40% and 52% for the three months ended June 30, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended June 30, 2017 also reflects a $0.9 million increase due to the change in fair value of contingent consideration.

Net Income. Net income during the three months ended June 30, 2017 increased $1.4 million as compared to the three months ended June 30, 2016 as a result of the factors described above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2016	2017	$	%
Net revenue	$55,232,328	$114,753,965	$59,521,637	107.8%
Station operating expenses	39,716,112	88,862,592	49,146,480	123.7
Corporate general and administrative expenses	4,944,618	7,718,579	2,773,961	56.1
Depreciation and amortization	1,669,987	3,122,479	1,452,492	87.0
Gain on dispositions	—	3,707,993	3,707,993	—
Change in fair value of contingent consideration	—	5,141,950	5,141,950	—
Termination of postretirement benefits plan	—	1,812,448	1,812,448	—
Interest expense	1,887,084	9,579,383	7,692,299	407.6
Income tax expense	2,953,707	3,809,791	856,084	29.0
Net income	4,290,231	11,392,017	7,101,786	165.5

Net Revenue. Net revenue increased $59.5 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Significant factors affecting net revenue included $24.1 million in additional advertising revenue from the Boston radio stations, $21.1 million from the Philadelphia radio stations, $10.6 million from the Detroit radio stations, and $8.3 million from the New Jersey radio stations acquired from Greater Media on November 1, 2016, partially offset by a $1.7 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, a $1.7 million decrease in advertising revenue from our Tampa-Saint Petersburg market cluster, and a $1.3 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Net revenue for the six months ended June 30, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $49.1 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Significant factors affecting station operating expenses included $18.0 million in additional expenses from the Boston radio stations, $17.4 million from the Philadelphia radio stations, $10.3 million from the Detroit radio stations, and $6.2 million from the New Jersey radio stations acquired from Greater Media, partially offset by a $1.5 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, a $1.1 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster, and a $1.0 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Station operating expenses for the six months ended June 30, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $2.8 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Significant factors affecting corporate general and administrative expenses included a $1.1 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices and new employment agreements including retroactive compensation, a $0.5 million increase in stock-based compensation expense and a $0.5 million increase in contract services.

Depreciation and Amortization. The $1.5 million increase in depreciation and amortization during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to additional expense from the radio stations acquired from Greater Media.

Gain on Dispositions. On May 1, 2017, we completed the disposition of our Greenville-New Bern-Jacksonville market cluster. As a result of the disposition we recorded a gain of $4.0 million during the second quarter of 2017. On January 6, 2017, we completed the sale of substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC. As a result of the disposition we recorded a $0.3 million loss during the first quarter of 2017

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned increased $2.6 million due to an increase in our stock price over the six months ended June 30, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date are expected to be forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited increased $2.5 million due to an increase in our stock price over the six months ended June 30, 2017. These increases were recognized as a change in fair value of contingent consideration during the six months ended June 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the six months ended June 30, 2017.

Interest Expense. Interest expense increased $7.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The primary factors affecting interest expense were the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 41% and 25% for the six months ended June 30, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2017 also reflects a $2.0 million decrease due to the change in fair value of contingent consideration.

Net Income. Net income during the six months ended June 30, 2017 increased $7.1 million as compared to the six months ended June 30, 2016 as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.5 million to repurchase 46,653 shares during the six months ended June 30, 2017.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $7.5 million if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $2.6 million during the six months ended June 30, 2017. Also, on June 8, 2017, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on July 7, 2017, to stockholders of record on June 30, 2017.

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

Credit Facility. As of June 30, 2017, the credit facility consisted of a term loan with a remaining balance of $222.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of June 30, 2017, we had $17.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when our First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, then they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.2% as of June 30, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.2% as of June 30, 2017 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from June 30, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $225.0 million. The revolving credit facility and the guarantees thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees thereto expire on November 1, 2023.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2017, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$30,538
2018	64,020
2019	67,101
2020	70,326
2021	10,073,700
Thereafter	215,355,727

Total	$225,661,412

Cash Flows. The following summary table presents a comparison of our capital resources for the six months ended June 30, 2016 and 2017 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2016	2017
Net cash provided by operating activities	$8,845,051	$10,656,422
Net cash provided by (used in) investing activities	(792,312)	32,139,890
Net cash used in financing activities	(8,249,781)	(46,074,363)

Net decrease in cash and cash equivalents	$(197,042)	$(3,278,051)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $1.8 million during the six months ended June 30, 2017. Significant factors affecting this increase in net cash provided by operating activities included a $59.3 million increase in cash receipts from the sale of advertising airtime partially offset by a $48.0 million increase in cash paid for station operating expenses, a $6.8 million increase in interest payments, and a $2.3 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the six months ended June 30, 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte and Greenville-New Bern-Jacksonville, partially offset by payments of $1.6 million for capital expenditures, and payments of $1.1 million for translator licenses. Net cash used in investing activities for the same period in 2016 included payments of $1.4 million for capital expenditures, partially offset by a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2017 included repayments of $43.0 million under our credit facility, payments of $2.6 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2016 included repayments of $6.0 million under our credit facility and payments of $2.1 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risks affecting our Company during the second quarter of 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2017	1,675	$13.06	—	—
May 1 – 31, 2017	—	—	—	—
June 1 – 30, 2017	—	—	—	—

Total	1,675

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended June 30, 2017, were purchased to fund withholding taxes in connection with the vesting of shares of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Executive employment agreement by and between Beasley Broadcast Group, Inc. and George G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.2	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.3	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.4	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.5	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017 (incorporated by reference to Exhibit 10.5 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 7, 2017	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 7, 2017	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)