Form 10-Q
period 2017-09-30
BEASLEY BROADCAST GROUP INC
filed 2017-11-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Class A Common Stock, $0.001 par value, 12,124,389 Shares Outstanding as of October 30, 2017

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 30, 2017

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2016	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,325,415	$15,454,914
Accounts receivable, less allowance for doubtful accounts of $1,537,353 in 2016 and $1,481,779 in 2017	48,186,463	45,350,450
Prepaid expenses	4,909,799	7,056,426
Merger consideration receivable	7,877,577	15,543,722
Beneficial interest in trust	19,947,261	—
Other current assets	2,172,892	1,812,467

Total current assets	103,419,407	85,217,979
Property and equipment, net	60,166,812	59,107,836
FCC broadcasting licenses	476,571,140	477,977,719
Goodwill	3,393,234	3,393,234
Other intangibles, net	535,582	348,025
Assets held for sale	11,320,286	—
Other assets	6,263,587	5,875,234

Total assets	$661,670,048	$631,920,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,686,077	$63,284
Accounts payable	6,087,436	7,845,623
Other current liabilities	21,173,419	18,860,796

Total current liabilities	33,946,932	26,769,703
Due to related parties	855,753	783,219
Long-term debt, net of current installments and unamortized debt issuance costs	247,692,171	206,909,580
Deferred tax liabilities	160,539,268	166,412,419
Other long-term liabilities	16,144,301	14,029,118

Total liabilities	459,178,425	414,904,039
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,112,529 issued and 12,174,542 outstanding in 2016; 15,111,779 issued and 12,124,389 outstanding in 2017	15,113	15,112
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2016 and 2017	16,662	16,662
Additional paid-in capital	146,339,925	147,853,603
Treasury stock, Class A common stock; 2,937,987 shares in 2016; 2,987,390 shares in 2017	(15,560,021)	(16,066,431)
Retained earnings	72,401,766	86,006,927
Accumulated other comprehensive loss	(721,822)	(809,885)

Total stockholders’ equity	202,491,623	217,015,988

Total liabilities and stockholders' equity	$661,670,048	$631,920,027

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2016	2017
Net revenue	$27,729,026	$58,902,050

Operating expenses:
Station operating expenses (including stock-based compensation of $36,412 in 2016 and $69,815 in 2017 and excluding depreciation and amortization shown separately below)	19,519,464	42,481,721
Corporate general and administrative expenses (including stock-based compensation of $164,752 in 2016 and $472,167 in 2017)	2,394,970	4,026,521
Merger expenses	1,200,573	—
Other operating expenses	—	290,581
Depreciation and amortization	816,394	1,453,167
Change in fair value of contingent consideration	—	(2,524,195)

Total operating expenses	23,931,401	45,727,795

Operating income	3,797,625	13,174,255
Non-operating income (expense):
Interest expense	(855,378)	(4,717,530)
Other income (expense), net	316,126	46,219

Income before income taxes	3,258,373	8,502,944
Income tax expense	1,564,005	2,432,740

Net income	1,694,368	6,070,204
Other comprehensive income:
Unrealized loss on securities (net of income tax benefit of $3,038 in 2016 and $726 in 2017)	(4,958)	(1,119)

Comprehensive income	$1,689,410	$6,069,085

Net income per Class A and B common share:
Basic and diluted	$0.07	$0.22
Dividends declared per common share	$0.045	$0.045
Weighted average shares outstanding:
Basic	23,025,764	27,705,736
Diluted	23,176,632	27,907,570

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2016	2017
Net revenue	$82,961,354	$173,656,015

Operating expenses:
Station operating expenses (including stock-based compensation of $109,236 in 2016 and $203,530 in 2017 and excluding depreciation and amortization shown separately below)	59,235,576	131,344,313
Corporate general and administrative expenses (including stock-based compensation of $532,608 in 2016 and $1,310,147 in 2017)	7,339,588	11,745,100
Merger and disposition expenses	1,200,573	746,070
Other operating expenses	—	871,743
Depreciation and amortization	2,486,381	4,575,646
Gain on dispositions, net	—	(3,707,993)
Change in fair value of contingent consideration	—	(7,666,145)
Termination of postretirement benefits plan	—	(1,812,448)

Total operating expenses	70,262,118	136,096,286

Operating income	12,699,236	37,559,729
Non-operating income (expense):
Interest expense	(2,742,462)	(14,296,913)
Other income (expense), net	545,537	441,936

Income before income taxes	10,502,311	23,704,752
Income tax expense	4,517,712	6,242,531

Net income	5,984,599	17,462,221
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $33,356 in 2016 and $16,463 in 2017)	(54,445)	(25,364)
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	—	(62,699)

Comprehensive income	$5,930,154	$17,374,158

Net income per Class A and B common share:
Basic and diluted	$0.26	$0.63
Dividends declared per common share	$0.135	$0.135
Weighted average shares outstanding:
Basic	23,010,933	27,690,199
Diluted	23,142,178	27,886,984

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net income	$5,984,599	$17,462,221
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	641,844	1,513,677
Provision for bad debts	653,934	1,138,019
Depreciation and amortization	2,486,381	4,575,646
Gain on dispositions	—	(3,707,993)
Change in fair value of contingent consideration	—	(7,666,145)
Termination of postretirement benefits plan	—	(1,812,448)
Amortization of loan fees	275,247	1,640,424
Deferred income taxes	1,431,302	5,785,088
Change in operating assets and liabilities:
Accounts receivable	18,202	1,697,994
Prepaid expenses	(108,344)	(2,146,627)
Other assets	(693,660)	921,482
Accounts payable	553,004	1,758,187
Other liabilities	2,003,539	(3,453,897)
Other operating activities	(107,575)	49,118

Net cash provided by operating activities	13,138,473	17,754,746

Cash flows from investing activities:
Change in restricted cash	743,195	—
Capital expenditures	(2,072,389)	(2,962,466)
Proceeds from dispositions of radio stations	—	35,000,000
Payments for translator licenses	—	(1,109,103)
Payments for investments	(166,667)	—
Loan to related party	—	(150,000)

Net cash provided by (used in) investing activities	(1,495,861)	30,778,431

Cash flows from financing activities:
Payments on debt	(6,043,699)	(49,045,808)
Dividends paid	(3,104,523)	(3,851,460)
Purchase of treasury stock	(162,000)	(506,410)

Net cash used in financing activities	(9,310,222)	(53,403,678)

Net increase (decrease) in cash and cash equivalents	2,332,390	(4,870,501)
Cash and cash equivalents at beginning of period	14,318,494	20,325,415

Cash and cash equivalents at end of period	$16,650,884	$15,454,914

Cash paid for interest	$2,485,147	$12,672,589

Cash paid for income taxes	$2,555,650	$2,021,125

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,036,341	$1,286,010

Translator license and equipment received as consideration	$—	$332,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The 5,422,993 shares of Class A common stock were recorded at a fair value of $4.80 per share or $26.0 million on the Acquisition Date. The Merger consideration is subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the date of the closing and certain other payments and expenses. Additional Merger Shares may be issued in connection with such adjustment. In addition, the stockholders of Greater Media will receive the net cash proceeds from the sale of Greater Media’s tower assets, originally estimated to be approximately $24.0 million. Merger expenses of $0.5 million are reported in merger and disposition expenses in the consolidated statement of comprehensive income for the nine months ended September 30, 2017. The Company incurred merger expenses of $1.2 million during the three and nine months ended September 30, 2016.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations have not been finalized, therefore an estimate of $3.6 million for net operating loss carryforwards has been included in the preliminary purchase price. The accounting for this item was not finalized before the end of the measurement period and any adjustment will now be recognized in current operations during the period in which the accounting is finalized.

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of Class A common stock with a fair value of $4.2 million in escrow. Some or all of these shares could be released to Greater Media based upon a working capital adjustment. The Company’s estimate of the working capital adjustment as of the Acquisition Date, results in 189,915 shares of Class A common stock being released to Greater Media. The unreleased shares in escrow will be canceled by the Company. The forfeited shares are not indexed to the Company’s stock and therefore are adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be released to Greater Media had a fair value of $0.9 million as of the Acquisition Date and have been included in the preliminary purchase price. The estimated number of shares to be forfeited had a fair value of $3.3 million as of the Acquisition Date and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. The Company reassessed the fair value of the estimated number of shares to be forfeited and recorded a $1.3 million increase in fair value of the contingent consideration for the three months ended September 30, 2017 and a $3.8 million increase in fair value for the nine months ended September 30, 2017. The final purchase price will include the fair value of the forfeited shares as of the settlement date of the working capital adjustment. The accounting for this item was not finalized before the end of the measurement period and any adjustment will now be recognized in current operations during the period in which the accounting is finalized.

In accordance with the Merger Agreement, the purchase price will be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media will return a certain number of shares of Class A common stock that will be canceled by the Company. The Company has accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million based on a stock price of $5.16 and have been reported as a merger consideration receivable in the accompanying consolidated balance sheet. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million. As of September 30, 2017, the estimated number of shares to be returned had a fair value of $7.6 million based on a stock price of $11.70. The Company recorded a $1.2 million increase in fair value of the contingent consideration for the three months ended September 30, 2017 and a $3.9 million increase in fair value for the nine months ended September 30, 2017. The number of returned shares may be revised due to a change in the estimated net proceeds from the tower sale. The accounting for this item was not finalized before the end of the measurement period and any adjustment will now be recognized in current operations during the period in which the accounting is finalized.

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

Effective on the Acquisition Date, the Company entered into an agreement with the former CEO of Greater Media to provide consulting services for a period of one year. The costs associated with this agreement are reported in other operating expenses in the accompanying statement of comprehensive income for the three and nine months ended September 30, 2017.

The following unaudited pro forma information for the three and nine months ended September 30, 2016 assumes that the merger had occurred on January 1, 2016. The significant pro forma adjustments are depreciation and interest expense. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2016 or of results that may occur in the future.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Net revenue	$58,826,998	$176,851,366
Operating income	9,438,018	24,293,097
Net income	3,133,034	6,543,693
Basic and diluted net income per share	0.11	0.23

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

On May 1, 2017, the Company completed the sale of substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in its Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash and a translator license and equipment with a fair value of $0.3 million. The Company repaid a portion of the outstanding balance under its credit facility with the cash sales proceeds. The Company no longer has operations in the Greenville-New Bern-Jacksonville, NC market after completion of the disposition. However management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Greenville-New Bern-Jacksonville, NC market were not reported as discontinued operations. Income before taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. Income before the gain on disposition of $4.0 million, other disposition related expenses of $0.3 million, and taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.1 million for the nine months ended September 30, 2017. The assets of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM were reported as held for sale as of December 31, 2016. The Company recorded a $4.0 million gain on disposition during the second quarter of 2017.

A summary of assets held for sale as of December 31, 2016 is as follows:

	WFNZ-AM	New Bern	Total
Property and equipment, net	$1,702,847	$1,400,615	$3,103,462
FCC broadcasting licenses	2,166,400	3,998,940	6,165,340
Goodwill	—	1,943,349	1,943,349
Other intangibles	108,135	—	108,135

	$3,977,382	$7,342,904	$11,320,286

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2016	September 30, 2017
Term loan	$265,000,000	$216,000,000
Revolving credit facility	3,000,000	3,000,000
Capital lease obligations	691,951	646,143

	268,691,951	219,646,143
Less unamortized debt issuance costs	(14,313,703)	(12,673,279)

	254,378,248	206,972,864
Less current installments	(6,686,077)	(63,284)

	$247,692,171	$206,909,580

As of September 30, 2017, the credit facility consisted of a term loan with a remaining balance of $216.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of September 30, 2017, the Company had $17.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when the Company’s First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.2% as of September 30, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.2% as of September 30, 2017 and matures on November 1, 2023.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $219.0 million.

The revolving credit facility and the guarantees related thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees related thereto expire on November 1, 2023.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2017, the Company was in compliance with all applicable financial covenants under its credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$15,269
2018	64,020
2019	67,101
2020	70,326
2021	4,073,700
Thereafter	215,355,727

Total	$219,646,143

(5)	Employee Benefit Plans

On November 1, 2016, the Company assumed the frozen Greater Media postretirement medical and life insurance benefits plan. The $1.8 million liability related to the plan is reported in other long-term liabilities in the consolidated balance sheet as of December 31, 2016. Effective May 31, 2017, the Company terminated the postretirement medical and life insurance benefits plan and reversed the accrued liability of $1.8 million which is reported on a separate line in the consolidated statements of comprehensive income for the nine months ended September 30, 2017.

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

A summary of restricted stock unit activity under the 2007 Plan for the three months ended September 30, 2017 is as follows:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2017	475,792	$10.53
Granted	5,000	10.83
Vested	(1,000)	10.83
Forfeited	—	—

Unvested as of September 30, 2017	479,792	$10.53

A summary of restricted stock activity under the 2007 Plan for the three months ended September 30, 2017 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2017	219,152	$5.51
Granted	—	—
Vested	(10,000)	5.85
Forfeited	—	—

Unvested as of September 30, 2017	209,152	$5.49

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2017, there was an aggregate $4.6 million of unrecognized compensation cost related to restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(7)	Income Taxes

The Company’s effective tax rate was approximately 29% and 26% for the three and nine months ended September 30, 2017, respectively, and approximately 48% and 43% for the three and nine months ended September 30, 2016, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate also reflects a $1.0 million decrease and a $3.0 million decrease due to the change in fair value of contingent consideration for the three and nine months ended September 30, 2017, respectively. The Company included $1.2 million of expenses related to the Greater Media merger as not deductible in the calculation of the effective rate for the three and nine months ended September 30, 2016.

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

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of September 30, 2017 was $219.0 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2016 was $265.0 million. The Company estimated the fair value of the term loan to be $268.5 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit facility and capital lease obligations as of December 31, 2016 was $3.7 million which approximated fair value based on current market interest rates.

(10)	Subsequent Event

On November 1, 2017, the Company entered into an asset exchange agreement with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which the Company agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, the Company will also pay $12.0 million in cash which will be partially financed with borrowings from its credit facility and partially funded with cash from operations. The transaction is being structured as a like-kind exchange in accordance with Section 1031 of the internal Revenue Code. No assurance can be given, however, that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. The proposed asset exchange, which is expected to close in the first quarter of 2018, is subject to approval by the Federal Communications Commission and other customary closing conditions.

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

Recent Developments

On November 1, 2017, we entered into an asset exchange agreement with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we will also pay $12.0 million in cash which will be partially financed with borrowings from our credit facility and partially funded with cash from operations. The transaction is being structured as a like-kind exchange in accordance with Section 1031 of the internal Revenue Code. No assurance can be given, however, that the transaction will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code. The proposed asset exchange, which is expected to close in the first quarter of 2018, is subject to approval by the Federal Communications Commission (the “FCC”) and other customary closing conditions.

Greater Media Merger

On November 1, 2016, we completed the acquisition of Greater Media, Inc. (“Greater Media”), pursuant to the merger agreement, dated as of July 19, 2016 by and among the Company, Greater Media, Beasley Media Group 2, Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and Peter A. Bordes, Jr., as the Stockholders’ Representative (the “Merger Agreement”). In accordance with the Merger Agreement, Merger Sub was merged with and into Greater Media, with Greater Media surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company added 21 radio stations in the Boston, MA, Detroit, MI, Charlotte, NC, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, and Philadelphia, PA markets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the third quarter of 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2016	2017	$	%
Net revenue	$27,729,026	$58,902,050	$31,173,024	112.4%
Station operating expenses	19,519,464	42,481,721	22,962,257	117.6
Corporate general and administrative expenses	2,394,970	4,026,521	1,631,551	68.1
Merger expenses	1,200,573	—	(1,200,573)	(100.0)
Depreciation and amortization	816,394	1,453,167	636,773	78.0
Change in fair value of contingent consideration	—	2,524,195	2,524,195	—
Interest expense	855,378	4,717,530	3,862,152	451.5
Income tax expense	1,564,005	2,432,740	868,735	55.5
Net income	1,694,368	6,070,204	4,375,836	258.3

Net Revenue. Net revenue increased $31.2 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Significant factors affecting net revenue included $13.0 million in additional advertising revenue from the Boston radio stations, $11.1 million from the Philadelphia radio stations, $6.6 million from the Detroit radio stations, and $4.7 million from the New Jersey radio stations acquired from Greater Media on November 1, 2016, partially offset by a $1.7 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, a $1.1 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, and a $0.9 million decrease in advertising revenue from our Tampa-Saint Petersburg market cluster. Net revenue for the three months ended September 30, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $23.0 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Significant factors affecting station operating expenses included $8.9 million in additional expenses from the Boston radio stations, $8.7 million from the Philadelphia radio stations, $5.1 million from the Detroit radio stations, and $3.5 million from the New Jersey radio stations acquired from Greater Media, partially offset by a $1.4 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster, a $0.9 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster, and a $0.6 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM. Station operating expenses for the three months ended September 30, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Significant factors affecting corporate general and administrative expenses included a $0.7 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices and new employment agreements, a $0.3 million increase in stock-based compensation expense and a $0.4 million increase in contract services.

Merger Expenses. In connection with the acquisition of Greater Media, we incurred merger expenses, primarily consisting of legal fees, of $1.2 million during the third quarter of 2016.

Depreciation and Amortization. The $0.6 million increase in depreciation and amortization during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to additional expense from the radio stations acquired from Greater Media.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned increased $1.2 million due to an increase in our stock price over the three months ended September 30, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date are expected to be forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited increased $1.3 million due to an increase in our stock price over the three months ended September 30, 2017. These increases were recognized as a change in fair value of contingent consideration during the three months ended September 30, 2017.

Interest Expense. Interest expense increased $3.9 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The primary factors affecting interest expense were the increase in long-term debt outstanding and the increase in the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 48% and 29% for the three months ended September 30, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended September 30, 2017 also reflects a

$1.0 million decrease due to the change in fair value of contingent consideration. The effective tax rate for the three months ended September 30, 2016 also reflects $1.2 million of expenses related to the Greater Media merger that were treated as not deductible.

Net Income. Net income during the three months ended September 30, 2017 increased $4.4 million as compared to the three months ended September 30, 2016 as a result of the factors described above.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2016	2017	$	%
Net revenue	$82,961,354	$173,656,015	$90,694,661	109.3%
Station operating expenses	59,235,576	131,344,313	72,108,737	121.7
Corporate general and administrative expenses	7,339,588	11,745,100	4,405,512	60.0
Depreciation and amortization	2,486,381	4,575,646	2,089,265	84.0
Gain on dispositions	—	3,707,993	3,707,993	—
Change in fair value of contingent consideration	—	7,666,145	7,666,145	—
Termination of postretirement benefits plan	—	1,812,448	1,812,448	—
Interest expense	2,742,462	14,296,913	11,554,451	421.3
Income tax expense	4,517,712	6,242,531	1,724,819	38.2
Net income	5,984,599	17,462,221	11,477,622	191.8

Net Revenue. Net revenue increased $90.7 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Significant factors affecting net revenue included $37.1 million in additional advertising revenue from the Boston radio stations, $32.1 million from the Philadelphia radio stations, $17.2 million from the Detroit radio stations, and $13.0 million from the New Jersey radio stations acquired from Greater Media on November 1, 2016, partially offset by a $3.0 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, a $2.9 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, and a $2.6 million decrease in advertising revenue from our Tampa-Saint Petersburg market cluster. Net revenue for the nine months ended September 30, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $72.1 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Significant factors affecting station operating expenses included $26.8 million in additional expenses from the Boston radio stations, $26.1 million from the Philadelphia radio stations, $15.4 million from the Detroit radio stations, and $9.7 million from the New Jersey radio stations acquired from Greater Media, partially offset by a $2.4 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster, a $2.2 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM, and a $2.0 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the nine months ended September 30, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $4.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Significant factors affecting corporate general and administrative expenses included a $1.8 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices and new employment agreements including retroactive compensation, a $0.8 million increase in stock-based compensation expense and a $0.8 million increase in contract services.

Depreciation and Amortization. The $2.1 million increase in depreciation and amortization during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to additional expense from the radio stations acquired from Greater Media.

Gain on Dispositions. On May 1, 2017, we completed the disposition of our Greenville-New Bern-Jacksonville market cluster.

As a result of the disposition we recorded a gain of $4.0 million during the second quarter of 2017. On January 6, 2017, we completed the sale of substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC. As a result of the disposition we recorded a $0.3 million loss during the first quarter of 2017.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned increased $3.9 million due to an increase in our stock price over the nine months ended September 30, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date are expected to be forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited increased $3.8 million due to an increase in our stock price over the nine months ended September 30, 2017. These increases were recognized as a change in fair value of contingent consideration during the nine months ended September 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the second quarter of 2017.

Interest Expense. Interest expense increased $11.6 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The primary factors affecting interest expense were the increase in long-term debt outstanding and the increase in the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 43% and 26% for the nine months ended September 30, 2016 and 2017, respectively. These rates differ from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration. The effective tax rate for the nine months ended September 30, 2016 also reflects $1.2 million of expenses related to the Greater Media merger that were treated as not deductible.

Net Income. Net income during the nine months ended September 30, 2017 increased $11.5 million as compared to the nine months ended September 30, 2016 as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.5 million to repurchase 49,403 shares during the nine months ended September 30, 2017.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $6.5 million if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $7.5 million if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $3.9 million during the nine months ended September 30, 2017. Also, on August 23, 2017, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on October 6, 2017, to stockholders of record on September 29, 2017.

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

Credit Facility. As of September 30, 2017, the credit facility consisted of a term loan with a remaining balance of $216.0 million and a revolving credit facility with an outstanding balance of $3.0 million and a maximum commitment of $20.0 million. As of September 30, 2017, we had $17.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 6.0% or (ii) the base rate plus a margin of 5.0%. Each margin will decrease 0.25% when our First Lien Leverage Ratio (as defined in the credit agreement) is equal or less than 3.75x. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments for loans based on LIBOR are due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 7.2% as of September 30, 2017 and matures on November 1, 2021. The term loan carried interest, based on LIBOR, at 7.2% as of September 30, 2017 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through September 30, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from December 31, 2018 through September 30, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for December 31, 2019 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $219.0 million. The revolving credit facility and the guarantees thereto expire on November 1, 2021 and the term loan credit agreement and the guarantees thereto expire on November 1, 2023.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2017, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2017, the next four years and thereafter are as follows:

2017	$15,269
2018	64,020
2019	67,101
2020	70,326
2021	4,073,700
Thereafter	215,355,727

Total	$219,646,143

Cash Flows. The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2016 and 2017 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,
	2016	2017
Net cash provided by operating activities	$13,138,473	$17,754,746
Net cash provided by (used in) investing activities	(1,495,861)	30,778,431
Net cash used in financing activities	(9,310,222)	(53,403,678)

Net increase (decrease) in cash and cash equivalents	$2,332,390	$(4,870,501)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $4.6 million during the nine months ended September 30, 2017. Significant factors affecting this increase in net cash provided by operating activities included a $88.4 million increase in cash receipts from the sale of advertising airtime partially offset by a $70.0 million increase in cash paid for station operating expenses, a $10.2 million increase in interest payments, and a $3.6 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the nine months ended September 30, 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte and Greenville-New Bern-Jacksonville, partially offset by payments of $3.0 million for capital expenditures, and payments of $1.1 million for translator licenses. Net cash used in investing activities for the same period in 2016 included payments of $2.1 million for capital expenditures, partially offset by a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2017 included repayments of $49.0 million under our credit facility, payments of $3.9 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock. Net cash used in financing activities for the same period in 2016 included repayments of $6.0 million under our credit facility and payments of $3.1 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risks affecting our Company during the third quarter of 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2017	875	$10.18	—	—
August 1 – 31, 2017	—	—	—	—
September 1 – 30, 2017	1,875	10.40	—	—

Total	2,750

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended September 30, 2017, were purchased to fund withholding taxes in connection with the vesting of shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 6, 2017	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 6, 2017	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)