Form 10-K
period 2017-12-31
BEASLEY BROADCAST GROUP INC
filed 2018-02-20
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or and emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $46,180,491 based on the number of shares outstanding as of such date and the closing price of $9.80 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 12,189,623 Shares Outstanding as of February 12, 2018

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February 12, 2018

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2018 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Recent Developments

On December 19, 2017, we completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we also paid $12.0 million in cash, which was partially financed with $6.0 million in borrowings from our credit facility and partially funded with $6.0 million in cash from operations. The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $48.9 million. We recorded a gain on exchange of $11.8 million and incurred transaction costs of $0.2 million. The operations of the acquired radio station are included in our results of operations from the acquisition date.

On November 17, 2017 (the “Closing Date”), Beasley Mezzanine Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company entered into a new credit agreement by and among the Company, the Borrower and U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “Term Loan Facility”) and a revolving credit facility of $20.0 million (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the old credit facilities. The New Credit Facilities are secured by substantially all assets of the Company, the Borrower and their material subsidiaries. The Company and the Borrower’s material subsidiaries guarantee repayment of the New Credit Facilities. The Term Loan Facility matures on November 1, 2023 and will amortize in quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility. The first amortization payment is due at the end of the first full fiscal quarter after the Closing Date and the remaining balance of the original principal amount of the Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Revolving Credit Facility terminates on November 17, 2022 and loans thereunder may be borrowed, repaid, and reborrowed up to such date. Loans under the New Credit Facilities, at the Borrower’s option, bear interest at either the London Interbank Offered Rate (“LIBOR”) plus 4.0% or base rate plus 3.0%. Solely with respect to the Term Loan Facility, LIBOR is subject to a 1% floor and base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. Under certain circumstances described in the new credit agreement, the Company may increase the New Credit Facilities so long as the Company does not exceed a maximum first lien leverage ratio of 4.00:1.00 plus an additional $56.8 million. The New Credit Facilities are subject to customary negative covenants as well as a financial covenant that is a maximum first lien net leverage ratio that will be tested as the end of each fiscal quarter beginning with the quarter ending December 31, 2017.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulations administered by the Federal Communications Commission (“FCC”). Among other things, the FCC:

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

The AM Improvement Order implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, in an effort to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. During these windows an AM station was permitted to modify one FM translator to move it up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules. AM stations that received an FM translator station license pursuant to one of the windows are required to rebroadcast the paired AM station on the modified FM translator for four years. Several of our AM Stations filed applications during these windows and received licenses for translators. Following the conclusion of the two windows permitting existing translators to be modified, the FCC announced that it would open two windows for AM stations that did not participate in the modification windows to apply for new translators. The first window, which was reserved for Class C and D AM stations closed on August 2, 2016. The second window, which was open to all AM stations that did not acquire a translator in a previous window, closed on January 31, 2018. We acquired a translator for one of our AM stations during the first window. Because translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations.

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

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $397,251 per incident and $3,666,930 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In 2016, the FCC adopted streamlined rules and procedures for the filing and review of requests to permit foreigners to own more than 25% of a holding company’s equity. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The new rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. Broadcast licensees are required to seek approval for foreign owners that would have greater than 5% of a company’s equity or voting rights. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-

controlling foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. This change will make it easier for broadcast licensees to seek foreign investors. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The Order readopted an Order the FCC released in 2014 which confirmed that Joint Sales Agreements (“JSAs”) between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations can request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market. Several parties filed petitions requesting the FCC to reconsider its August 2016 Order. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations, but did not make any changes to the local radio rules other than with respect to stations in embedded markets. The rule changes went into effect on February 7, 2018. However, several public interest organizations have filed petitions for review with the Court of Appeals for the Third Circuit and have filed emergency petitions for writ of mandamus requesting that the FCC’s Order on Reconsideration be stayed while the Court considers requests for review. On February 7, 2018, the Third Circuit denied the emergency mandamus petition and requested the FCC to update the record regarding the appeal in August 2018. The Commission has announced that it will launch its 2018 quadrennial review of multiple ownership rules prior to the end of 2018. We cannot predict whether the FCC will propose changes to the local radio ownership rule that would impact our holdings.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Under changes to the FCC rules implemented in 2016 most of our radio stations located in the 50 largest markets are required to maintain their public inspection files online on an FCC maintained website rather than in their physical studios, and all of our stations will be required to do so by March 1, 2018. This means that the materials in these stations’ public files are more widely accessible. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. In April 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use online job postings as their sole means of recruiting, as long as online postings reach all segments of a broadcaster’s community.

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

The FCC has adopted rules concerning the incentive auction for broadcast television spectrum and the repacking of the television band. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The incentive auction concluded in April 2017 when the FCC issued a Public Notice announcing the television stations that had relinquished spectrum in the auction and the stations that are being repacked to different channels and establishing deadlines for stations being repacked to file applications to modify their facilities and complete construction of authorized repacked facilities. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The repacking process could impact radio stations that operate on the same towers as television stations which are required to modify their facilities. Such radio stations could be required to modify their facilities on a temporary or permanent basis to accommodate the modifications that television stations being repacked are required to make to their transmission facilities. Any radio stations that are impacted are not eligible for reimbursement of the costs incurred in connection with modification of their facilities.

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

Employees

As of February 12, 2018, we had a staff of 813 full-time employees and 671 part-time employees. We are a party to a collective bargaining agreement with the American Federation of Television and Radio Artists. This agreement applies only to certain of our employees at one radio station in Philadelphia. The collective bargaining agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least sixty days before the termination date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one radio station in Boston. The collective bargaining agreement expired in December 2017 but was renewed through March 2018 as negotiations continue to extend the agreement. We consider our relations with our employees to be good.

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

Available Information

Our internet address is www.bbgi.com. You may obtain through our internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “Commission” or “SEC”).

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

ITEM 1A. RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These risks include, but are not limited to:

•	shifts in population, demographics or audience preferences;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers and other forms of advertising; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the Federal Communications Commission, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

The main source of our revenue is the sale of advertising. Our ability to sell advertising can be affected by, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of the programming offered by our stations;

•	changes in population, demographics or audience preferences in the areas where our stations are located;

•	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities, including increased competition from other advertising-based mediums and new technologies;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control.

In addition, we believe that for most businesses, advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending.

Further, our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats and the retail cycle. This seasonality causes, and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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

Our radio stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flows.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media such as Facebook and Twitter, and other forms of advertising.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of alternate media platforms, technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	home and personal digital audio devices (e.g. smart phones, tablets, smart speakers);

•	satellite delivered digital audio radio services that offer numerous programming channels;

•	internet-based audio music services;

•	audio programming by internet content providers, internet radio stations, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and

•	vehicles equipped with internet connectivity that increase the number of audio platforms available in vehicles.

These and other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

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

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2017, we had long-term debt of $225.0 million and stockholders’ equity of $286.2 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

•	require us to dedicate a substantial portion of our cash flows from operations to debt service, thereby reducing the availability of cash flows for other purposes, including ongoing capital expenditures and future acquisitions;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes;

•	limit our ability to compete, expand and make capital improvements;

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	limit or prohibit our ability to pay dividends and make other distributions.

Our ability to reduce our total leverage ratio by increasing operating cash flows and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our New Credit Facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our total leverage ratio and we may not be permitted to make any additional borrowings under our New Credit Facility. Any additional borrowings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Our New Credit Facility contains various financial and operating covenants, including, among other things, restrictions on our ability to incur additional indebtedness, subject our assets to additional liens, enter into certain investments, consolidate, merge or effect asset sales, enter into sale and lease-back transactions, sell or discount accounts receivable, enter into transactions with our affiliates or stockholders, change the nature of our business, pay dividends on and redeem or repurchase capital stock, or make other restricted payments. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

Our New Credit Facility also requires us to maintain specified financial ratios and to satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. If our revenues were to decrease significantly, it may become increasingly difficult for us to meet these financial covenants. Our breach of any of these covenants, ratios, tests or restrictions could result in an event of default under our New Credit Facility. If an event of default exists under our New Credit Facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness which could force us to seek protection under federal bankruptcy laws and could significantly or entirely reduce the value of our equity.

We may also incur future debt obligations in addition to, or in lieu of, our New Credit Facility. Such future debt obligations might subject us to additional and different restrictive covenants that could further limit our operational flexibility or subject us to other events of default.

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

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. Online music services such as Pandora, Spotify and Apple Music are not regulated by the FCC; therefore they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

As of December 31, 2017, our FCC broadcasting licenses and goodwill represented 77.1% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. The valuation of our FCC broadcasting licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC broadcasting licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

Our corporate offices and several of our radio stations are located in areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices and 14 radio stations located there. These radio stations contributed 16.5% of our net revenue in 2017. Although the 2017 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and other radio stations located along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The failure or destruction of the internet, satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our station programs and commercials. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, cyber-attacks, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $397,251 per incident and $3,666,930 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. In April 2013, the FCC requested comments on its indecency policy. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Legislation has been introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), Global Music Rights (“GMR”) and SESAC, Inc. (“SESAC”). The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

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

The FCC has adopted rules concerning the incentive auction for broadcast television spectrum and the repacking of the television band. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The incentive auction concluded in April 2017 when the FCC issued a Public Notice announcing the television stations that had relinquished spectrum in the auction and the stations that are being repacked to different channels and establishing deadlines for stations being repacked to file applications to modify their facilities and complete construction of authorized repacked facilities. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The repacking process could impact radio stations that operate on the same towers as television stations which are required to modify their facilities. Such radio stations could be required to modify their facilities on a temporary or permanent basis to accommodate the modifications that television stations being repacked are required to make to their transmission facilities. Any radio stations that are impacted are not eligible for reimbursement from the FCC of the costs incurred in connection with modification of their facilities.

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

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 59.9% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

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

In connection with the Merger, after post-closing adjustments, we issued 4,084,834 shares of Class A common stock to the former stockholders of Greater Media. As of January 31, 2018, the former stockholders of Greater Media own approximately 14.8% of the outstanding shares of Company Common Stock and approximately 37.6% of the outstanding shares of Class A common stock. The market for our Class A common stock could change substantially if the former stockholders of Greater Media sell large amounts Class A common stock in the public market.

These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

The difficulties associated with any attempt to gain control of our Company may adversely affect the price of our Class A common stock.

Due to his large holdings of our common stock, George G. Beasley and members of his family control the decision whether any change of control of the Company will occur. Moreover, some provisions of our amended certificate of incorporation, fourth amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 12, 2018, we own or lease property for our radio stations in the following locations:

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

Fiscal 2017	High	Low
First Quarter	$14.25	$5.70
Second Quarter	18.19	8.15
Third Quarter	12.25	8.55
Fourth Quarter	14.40	8.83

Fiscal 2016	High	Low
First Quarter	$4.01	$3.05
Second Quarter	5.00	3.64
Third Quarter	6.05	4.19
Fourth Quarter	7.70	4.75

Holders

As of February 12, 2018, there were approximately 140 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid quarterly cash dividends in an aggregate annual amount of $4.1 million in 2016 and $5.1 million in 2017. On December 4, 2017, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 5, 2018 to stockholders of record on December 29, 2017. We intend to pay quarterly cash dividends in 2018, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2017	—	—	—	$—
November 1 – 30, 2017	2,500	$9.29	—	—
December 1 – 31, 2017	42,850	13.48	—	—

Total	45,350

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended December 31, 2017, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

Recent Developments

On December 19, 2017, we completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we also paid $12.0 million in cash, which was partially financed with $6.0 million in borrowings from our credit facility and partially funded with $6.0 million in cash from operations. The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $48.9 million. We recorded a gain on exchange of $11.8 million and incurred transaction costs of $0.2 million. The operations of the acquired radio station are included in our results of operations from the acquisition date.

On November 17, 2017, the Borrower, a wholly-owned subsidiary of the Company entered into a new credit agreement by and among the Company, the Borrower and U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “Term Loan Facility”) and a revolving credit facility of $20.0 million (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the old credit facilities. The New Credit Facilities are secured by substantially all assets of the Company, the Borrower and their material subsidiaries. The Company and the Borrower’s material subsidiaries guarantee repayment of the New Credit Facilities. The Term Loan Facility matures on November 1, 2023 and will amortize in quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility. The first amortization payment is due at the end of the first full fiscal quarter after the Closing Date and the remaining balance of the original principal amount of the Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Revolving Credit Facility terminates on November 17, 2022 and loans thereunder may be borrowed, repaid, and reborrowed up to such date. Loans under the New Credit Facilities, at the Borrower’s option, bear interest at either LIBOR plus 4.0% or base rate plus 3.0%. Solely with respect to the Term Loan Facility, LIBOR is subject to a 1% floor and base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. Under certain circumstances described in the new credit agreement, the Company may increase the New Credit Facilities so long as the Company does not exceed a maximum first lien leverage ratio of 4.00:1.00 plus an additional $56.8 million. The New Credit Facilities are subject to customary negative covenants as well as a financial covenant that is a maximum first lien net leverage ratio that will be tested as the end of each fiscal quarter beginning with the quarter ending December 31, 2017.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill could become impaired;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	actions by the FCC or new legislation affecting the radio industry;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	the effect of future sales of Class A common stock by the Beasley family or the former stockholders of Greater Media;

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in Item 1A. “Risk Factors” in this report and the Company’s other filings with the SEC.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2017. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Broadcasting Licenses. As of December 31, 2017, FCC broadcasting licenses with an aggregate carrying amount of $489.2 million represented 74.7% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. In 2017, we elected to perform the quantitative impairment test for our licenses in all markets. The quantitative impairment test, performed as of November 30, 2017, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

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

As of November 30, 2017, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(0.4)% - 2.3%
Market revenue shares at maturity	1.1% - 47.7%
Operating income margins at maturity	18.5% - 39.4%
Discount rate	9.0%

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

The carrying amount of our FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$4,802,000	24.1%
Augusta, GA	6,113,075	82.1
Boston, MA	126,672,200	27.9
Charlotte, NC	58,434,376	22.4
Detroit, MI	16,822,600	58.5
Fayetteville, NC	8,974,679	53.1
Fort Myers-Naples, FL	9,555,146	59.4
Las Vegas, NV	37,321,712	8.6
Middlesex, Monmouth, Morristown, NJ	23,533,900	5.9
Philadelphia, PA	92,327,992	7.2
Tampa-Saint Petersburg, PA	61,787,351	23.6
West Palm Beach-Boca Raton, FL	12,161,688	8.6
Wilmington, DE	19,496,000	4.6

As a result of the quantitative impairment test performed as of November 30, 2017, we recorded no impairment losses related to our FCC broadcasting licenses for these reporting units. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Defined Benefit Plan and Other Postretirement Benefits. The costs and liabilities of the defined benefit plan and other postretirement benefits are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate, rate of return on plan assets, and mortality rates. The discount rate is based on matching the cash flows of the plan to the Citigroup Pension Discount Curve. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of

Actuaries. The pension plan and SERP are both frozen so future employment does not change the benefit amounts. The postretirement medical and life insurance benefits were not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Actual results will differ from results which are estimated based on assumptions. Effective May 31, 2017, the Company terminated the pension plan and postretirement medical and life insurance benefits. See Note 10 to the accompanying financial statements.

Asset Exchange. On December 19, 2017, we completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we also paid $12.0 million in cash which was partially financed with $6.0 million in borrowings from our credit facility and partially funded with $6.0 million in cash from operations. The asset exchange was accounted for as a business combination.

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost and market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the FCC broadcasting licenses were estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by each discounted cash flow analysis represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow models incorporate variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	(0.5)% - 2.4%
Market revenue shares at maturity	5.3%
Operating income margins at maturity	36.0%
Discount rate	9.0%

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $11.9 million allocated to goodwill is deductible for tax purposes.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following summary table presents a comparison of our results of continuing operations for the years ended December 31, 2016 and 2017 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2016	2017	$	%
Net revenue	$136,665,344	$232,179,463	$95,514,119	69.9%
Station operating expenses	96,705,989	174,822,164	78,116,175	80.8

Corporate general and administrative expenses	10,303,503	15,832,406	5,528,903	53.7
Transaction expenses	6,381,198	963,979	(5,417,219)	(84.9)
Change in fair value of contingent consideration	1,266,394	10,053,754	8,787,360	693.9
Gain on dispositions, net	—	3,707,993	3,707,993	—
Gain on exchange	—	11,803,585	11,803,585	—
Termination of postretirement benefits plan	—	1,812,448	1,812,448	—
Gain on merger	44,281,066	—	(44,281,066)	(100.0)
Interest expense	6,597,738	18,430,072	11,832,334	179.3
Loss on modification of long-term debt	769,819	3,954,035	3,184,216	413.6
Income tax expense (benefit)	8,297,802	(48,228,290)	(56,526,092)	(681.2)
Net income	47,488,413	87,131,169	39,642,756	83.5

Net Revenue. Net revenue increased $95.5 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Significant factors affecting net revenue included $41.3 million in additional advertising revenue from the Boston radio stations, $35.5 million from the Philadelphia radio stations, $19.1 million from the Detroit radio stations, and $14.2 million from the New Jersey radio stations acquired from Greater Media on November 1, 2016, partially offset by a $4.8 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, a $4.6 million decrease in advertising revenue from our Charlotte market cluster primarily due to the disposition of WFNZ-AM on January 6, 2017, and a $3.4 million decrease in advertising revenue from our Tampa-Saint Petersburg market cluster. Net revenue for the year ended December 31, 2016 also included $4.9 million of political advertising from the 2016 elections compared to $0.4 million for the year ended December 31, 2017. Net revenue for the year ended December 31, 2017 was comparable to net revenue for the same period in 2016 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $78.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Significant factors affecting station operating expenses included $30.9 million in additional expenses from the Boston radio stations, $28.5 million from the Philadelphia radio stations, $17.3 million from the Detroit radio stations, and $10.7 million from the New Jersey radio stations acquired from Greater Media, partially offset by a $3.8 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster, a $3.2 million decrease in station operating expenses at our Charlotte market cluster primarily due to the disposition of WFNZ-AM, and a $2.7 million decrease in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the year ended December 31, 2017 were comparable to station operating expenses for the same period in 2016 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $5.5 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Significant factors affecting corporate general and administrative expenses included a $2.7 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices and new employment agreements with our executive officers and Chairman, including retroactive compensation, a $1.0 million increase in stock-based compensation expense and a $1.0 million increase in contract services.

Transaction Expenses. In connection with the acquisition of Greater Media, we incurred transaction expenses, primarily consisting of legal fees, of $6.4 million in 2016. In 2017, we incurred transaction expenses in connection with the station exchange on December 19, 2017, the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, and the disposition of WFNZ-AM on January 6, 2017.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a number of shares of our Class A common stock will be returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the number of shares to be returned increased $7.4 million due to an increase in our stock price over the year ended December 31, 2017. In addition, a certain number of shares of our Class A common stock placed in escrow on the acquisition date will be forfeited based on a working capital adjustment. The fair value of the shares to be forfeited increased $2.6 million due to an increase in our stock price over the year ended December 31, 2017. These increases were recognized as a change in fair value of contingent consideration during the year ended December 31, 2017.

Gain on Dispositions, Net. On May 1, 2017, we completed the disposition of our Greenville-New Bern-Jacksonville market cluster. As a result of the disposition we recorded a gain of $4.0 million during the second quarter of 2017. On January 6, 2017, we completed the sale of substantially all of the assets used or useful in the operations of WBT-AM, WBT-FM, WFNZ-AM and WLNK-FM in Charlotte, NC. As a result of the disposition we recorded a $0.3 million loss during the first quarter of 2017.

Gain on Exchange. On December 19, 2017, we completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we also paid $12.0 million in cash. As a result of the exchange, we recorded a gain on exchange of $11.8 million in 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the second quarter of 2017.

Gain on Merger. On November 1, 2016, we completed the acquisition of Greater Media, Inc. As a result of the Merger, we recorded a gain on merger of $44.3 million in 2016.

Interest Expense. Interest expense increased $11.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The primary factors affecting interest expense were the increase in long-term debt outstanding and the increase in the applicable interest rate.

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $4.0 million during the year ended December 31, 2017, resulting from entering into a new credit agreement on November 17, 2017. Due to the entry into a new credit agreement on November 1, 2016 in connection with the Merger, we recorded a loss on modification of long-term debt of $0.8 million during the year ended December 31, 2016.

Income Tax Expense (Benefit). Our effective tax rate was approximately (124.0)% for the year ended December 31, 2017. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2017 also reflects a $59.7 million decrease primarily due to a change in the federal tax rate from 35% to 21% under the Tax Cuts and Jobs Act and a revaluation of deferred tax assets and liabilities using the new rate and a $4.0 million decrease due to the change in fair value of contingent consideration. Our effective tax rate was approximately 14.9% for the year ended December 31, 2016. This rate differs from the federal statutory rate of 35% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2016 also reflects a $15.9 million decrease due to the gain on merger and a $2.9 million increase from a change to our effective state tax rate.

Net Income. Net income during the year ended December 31, 2017 increased $39.6 million as compared to the year ended December 31, 2016 as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $1.1 million to repurchase 94,753 shares during the year ended December 31, 2017.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid cash dividends of $5.1 million during the year ended December 31, 2017. Also, on December 4, 2017, our board of directors declared a cash dividend of $0.045 per share on our Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 5, 2018, to stockholders of record on December 29, 2017.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our Revolving Credit Facility;

•	additional borrowings, other than under our Revolving Credit Facility, to the extent permitted under our New Credit Facility; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results or unanticipated expenses could give rise to defaults under our New Credit Facility, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the years ended December 31, 2016 and 2017 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2016	2017
Net cash provided by operating activities	$17,151,100	$28,021,057
Net cash provided by (used in) investing activities	(89,619,502)	17,523,283
Net cash provided by (used in) financing activities	78,475,323	(51,947,365)

Net increase (decrease) in cash and cash equivalents	$6,006,921	$(6,403,025)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $10.9 million during the year ended December 31, 2017. Significant factors affecting this increase in net cash provided by operating activities included a $95.8 million increase in cash receipts from the sale of advertising airtime and a $5.4 million decrease in transaction expenses, partially offset by a $75.4 million increase in cash paid for station operating expenses, a $10.0 million increase in interest payments, and a $4.5 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the year ended December 31, 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte, NC and Greenville-New Bern-Jacksonville, NC, partially offset by a payment of $12.0 million to complete the station exchange in Boston, MA, payments of $4.2 million for capital expenditures, and payments of $1.1 million for translator licenses. Net cash used in investing activities during the same period in 2016 included payments of $86.8 million for the acquisition of Greater Media, payments of $2.9 million for capital expenditures, and payments of $0.5 million for translator licenses, partially offset by a $0.7 million decrease in restricted cash from the release of unused radio tower sales proceeds from a qualified intermediary.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities during the year ended December 31, 2017 included proceeds of $9.0 million from the issuance of indebtedness under our New Credit Facility offset by repayments of $52.1 million under our old credit facility, payments of $5.1 million for cash dividends, payments of $2.6 million for debt issuance costs related to the new credit agreement, and payments of $1.1 million for repurchases of our Class A common stock. Net cash provided by financing activities during the same period in 2016 included proceeds of $187.3 million from the issuance of indebtedness partially offset by repayments of $82.2 million under the Greater Media credit facility and $8.3 million under our old credit facility, payments of $13.9 million for debt issuance costs related to the old credit facility, and payments of $4.1 million for cash dividends.

Credit Facility. On November 17, 2017, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the New Credit Facility were primarily used to repay the old credit facility. In connection with the new credit agreement, we recorded a loss on modification of long-term debt of $4.0 million during the fourth quarter of 2017.

As of December 31, 2017, the credit facility consisted of a Term Loan Facility with a remaining balance of $225.0 million and a Revolving Credit Facility with a maximum commitment of $20.0 million. As of December 31, 2017, we had $20.0 million in available commitments under our Revolving Credit Facility. At our option, the New Credit Facility may bear interest at either (i) LIBOR plus a margin 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the Term Loan Facility is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The Revolving Credit Facility carried interest, based on LIBOR, at 5.5% as of December 31, 2017 and matures on November 17, 2022. The Term Loan Facility carried interest, based on LIBOR, at 5.5% as of December 31, 2017 and matures on November 1, 2023.

Commencing with the year ending December 31, 2018, the new credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the new credit agreement) when our Total Leverage Ratio (as defined in the new credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when our Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of consolidated Excess Cash Flow are due 95 days after year end. The new credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The new credit agreement requires us to comply with certain financial covenants which are defined in the new credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter beginning with the quarter ending December 31, 2017. For the period from December 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The New Credit Facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the new credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $225.0 million. The guarantees for the New Credit Facility expire on November 17, 2022 for the Revolving Credit Facility and on November 1, 2023 for the Term Loan Facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our new credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2017, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the New Credit Facility and capital lease obligations for the next five years and thereafter are as follows:

2018	$2,314,020
2019	2,317,101
2020	2,320,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$225,630,874

Related Party Transactions

Beasley Family Towers, LLC

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $12,000 for the year ended December 31, 2017.

On August 4, 2006, we entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. On November 17, 2015, two of the towers were sold to an unrelated party and BFT prepaid rent of $0.7 million on our behalf to the unrelated party. Repayments of prepaid rent to BFT were approximately $66,000 for the year ended December 31, 2017. Lease payments for the remaining towers are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the towers for the year ended December 31, 2017.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 for the year ended December 31, 2017.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for the year ended December 31, 2017.

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

Wintersrun Communications, LLC

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $62,000 for the year ended December 31, 2017.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2017.

Beasley Family Towers, LLC

We lease radio towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.4 million for the year ended December 31, 2017.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for the year ended December 31, 2017.

Wintersrun Communications, LLC

We leased a radio tower for one radio station in Augusta, GA from Wintersrun. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on our behalf to the unrelated party. Repayments of prepaid rent to Wintersrun were approximately $31,000 for the year ended December 31, 2017.

As of December 31, 2017, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2018	$902,801
2019	639,859
2020	508,317
2021	225,974
2022	229,478
Thereafter	614,027

Total	$3,120,456

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Inflation

For the years ended December 31, 2016 and 2017, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2006.

Fort Lauderdale, Florida

February 20, 2018

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,325,415	$13,922,390
Accounts receivable, less allowance for doubtful accounts of $1,537,353 in 2016 and $1,623,408 in 2017	48,186,463	42,669,351
Prepaid expenses	4,909,799	6,001,996
Merger consideration receivable	7,877,577	17,931,331
Beneficial interest in trust	19,947,261	—
Other current assets	2,172,892	4,135,905

Total current assets	103,419,407	84,660,973
Property and equipment, net	59,789,619	59,318,933
FCC broadcasting licenses	451,811,500	489,186,679
Goodwill	3,393,234	15,275,264
Other intangibles, net	535,582	550,058
Assets held for sale	36,457,119	—
Other assets	6,263,587	5,726,874

Total assets	$661,670,048	$654,718,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,686,077	$2,314,020
Accounts payable	6,087,436	7,847,829
Other current liabilities	21,173,419	18,799,195

Total current liabilities	33,946,932	28,961,044
Due to related parties	855,753	759,041
Long-term debt, net of current installments and unamortized debt issuance costs	247,692,171	212,465,882
Deferred tax liabilities	160,539,268	115,282,931
Other long-term liabilities	16,144,301	11,083,683

Total liabilities	459,178,425	368,552,581
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,112,529 issued and 12,174,542 outstanding in 2016; 15,222,738 issued and 12,189,998 outstanding in 2017	15,113	15,223
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2016 and 2017	16,662	16,662
Additional paid-in capital	146,339,925	147,987,332
Treasury stock, Class A common stock; 2,937,987 shares in 2016; 3,032,740 shares in 2017	(15,560,021)	(16,667,085)
Retained earnings	72,401,766	154,389,494
Accumulated other comprehensive income (loss)	(721,822)	424,574

Total stockholders’ equity	202,491,623	286,166,200

Total liabilities and stockholders’ equity	$661,670,048	$654,718,781

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016	Year Ended December 31, 2017
Net revenue	$136,665,344	$232,179,463

Operating expenses:
Station operating expenses (including stock-based compensation of $112,327 in 2016 and $54,163 in 2017 and excluding depreciation and amortization shown separately below)	96,705,989	174,822,164
Corporate general and administrative expenses (including stock-based compensation of $697,044 in 2016 and $1,690,971 in 2017)	10,303,503	15,832,406
Transaction expenses	6,381,198	963,979
Other operating expenses	—	968,603
Depreciation and amortization	6,232,572	6,133,812
Change in fair value of contingent consideration	(1,266,394)	(10,053,754)
Gain on dispositions, net	—	(3,707,993)
Gain on exchange	—	(11,803,585)
Termination of postretirement benefits plan	—	(1,812,448)
Gain on merger	(44,281,066)	—

Total operating expenses	74,075,802	171,343,184

Operating income	62,589,542	60,836,279
Non-operating income (expense):
Interest expense	(6,597,738)	(18,430,072)
Loss on modification of long-term debt	(769,819)	(3,954,035)
Other income (expense), net	564,230	450,707

Income before income taxes	55,786,215	38,902,879
Income tax expense (benefit)	8,297,802	(48,228,290)

Net income	47,488,413	87,131,169
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $23,214 in 2016 and $21,527 in 2017)	(39,983)	(31,521)
Unrecognized actuarial gains (losses) on postretirement plans (net of income tax benefit of $491,248 in 2016 and income tax expense of $641,789 in 2017)	(756,998)	1,177,917

Comprehensive income	$46,691,432	$88,277,565

Net income per Class A and B common share:
Basic	$2.00	$3.15
Diluted	$1.98	$3.14
Dividends declared per common share	$0.18	$0.18
Weighted average shares outstanding:
Basic	23,787,485	27,696,790
Diluted	23,950,958	27,792,702

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated Other Comprehensive Income (Loss)
	Class A		Class B		Additional Paid-In Capital	Treasury Stock				Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount	Retained Earnings
Balances as of January 1, 2016	9,449,956	$9,450	16,662,743	$16,662	$119,495,619	(2,882,179)	$(15,361,869)	$29,302,054	$75,159	$133,537,075
Issuance of common stock	5,422,993	5,423	—	—	26,024,943	—	—	—	—	26,030,366
Stock-based compensation	239,580	240	—	—	809,131	—	—	—	—	809,371
Adjustment from related party acquisition	—	—	—	—	10,232	—	—	—	—	10,232
Purchase of treasury stock	—	—	—	—	—	(55,808)	(198,152)	—	—	(198,152)
Net income	—	—	—	—	—	—	—	47,488,413	—	47,488,413
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(4,388,701)	—	(4,388,701)
Other comprehensive loss	—	—	—	—	—	—	—	—	(796,981)	(796,981)

Balances as of December 31, 2016	15,112,529	15,113	16,662,743	16,662	146,339,925	(2,937,987)	(15,560,021)	72,401,766	(721,822)	202,491,623
Stock-based compensation	110,209	110	—	—	1,745,024	—	—	—	—	1,745,134
Adjustment from related party acquisition	—	—	—	—	(97,617)	—	—	—	—	(97,617)
Purchase of treasury stock	—	—	—	—	—	(94,753)	(1,107,064)	—	—	(1,107,064)
Net income	—	—	—	—	—	—	—	87,131,169	—	87,131,169
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(5,143,441)	—	(5,143,441)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,146,396	1,146,396

Balances as of December 31, 2017	15,222,738	$15,223	16,662,743	$16,662	$147,987,332	(3,032,740)	$(16,667,085)	$154,389,494	$424,574	$286,166,200

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2017
Cash flows from operating activities:
Net income	$47,488,413	$87,131,169
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	809,371	1,745,134
Provision for bad debts	2,061,553	1,471,875
Depreciation and amortization	6,232,572	6,133,812
Change in fair value of contingent consideration	(1,266,394)	(10,053,754)
Gain on dispositions, net	—	(3,707,993)
Gain on exchange	—	(11,803,585)
Termination of postretirement benefits plan	—	(1,812,448)
Gain on merger	(44,281,066)	—
Amortization of loan fees	670,369	2,150,450
Loss on modification of long-term debt	769,819	3,954,035
Deferred income taxes	5,963,207	(46,051,371)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(510,803)	4,045,237
Prepaid expenses	(1,302,384)	(1,092,197)
Other assets	(458,055)	(1,289,585)
Accounts payable	3,831,391	1,760,393
Other liabilities	(2,767,609)	(4,608,589)
Other operating activities	(89,284)	48,474

Net cash provided by operating activities	17,151,100	28,021,057

Cash flows from investing activities:
Change in restricted cash	743,195	—
Acquisition, net of cash acquired	(86,760,198)	—
Payment for exchange of radio station	—	(12,000,000)
Capital expenditures	(2,940,757)	(4,192,614)
Proceeds from dispositions of radio stations	—	35,000,000
Payments for translator licenses	(495,075)	(1,134,103)
Payments for investments	(166,667)	—
Loan to related party	—	(150,000)

Net cash provided by (used in) investing activities	(89,619,502)	17,523,283

Cash flows from financing activities:
Issuance of debt	187,300,000	9,000,000
Payments on debt	(90,536,160)	(52,061,077)
Payments of debt issuance costs	(13,949,501)	(2,641,754)
Dividends paid	(4,140,864)	(5,137,470)
Purchase of treasury stock	(198,152)	(1,107,064)

Net cash provided by (used in) financing activities	78,475,323	(51,947,365)

Net increase (decrease) in cash and cash equivalents	6,006,921	(6,403,025)
Cash and cash equivalents at beginning of period	14,318,494	20,325,415

Cash and cash equivalents at end of period	$20,325,415	$13,922,390

Cash paid for interest	$5,849,271	$15,890,835

Cash paid for income taxes	$2,651,400	$2,021,125

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,280,410	$1,286,381

Translator license and equipment received as consideration	$—	$332,000

Common stock issued for acquisition	$26,030,366	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 63 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) the amount of allowance for doubtful accounts; (ii) estimates used to determine the merger consideration receivable; (iii) future cash flows used for testing recoverability of property and equipment; (iv) fair values used for testing FCC broadcasting licenses and goodwill for impairment; (v) fair value of assets acquired and given up in the radio station exchange in Boston, MA; (vi) the realization of deferred tax assets, and (vii) actuarial assumptions related to the pension plan, SERP and other postretirement benefits. Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain amounts previously reported in the 2016 financial statements have been reclassified to conform to the 2017 presentation.

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

FCC Broadcasting Licenses

FCC broadcasting licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2016 and 2017. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 3.0 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017.

Other Intangibles

Other intangibles include acquired advertising contracts and advertiser relationships and are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investments

Other assets include noncontrolling interests in LN2 DB, LLC and Quu, Inc. which are accounted for under the cost method of accounting. Under the cost method of accounting, investments are carried at cost and only adjusted for distributions received in excess of earnings and other-than-temporary declines in fair value. The Company evaluates the investments on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include the current business environment, the investee’s competition, and the investee’s ability to obtain additional financing to achieve its business plan. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, then the fair value of the investments are not estimated, as it is impracticable to do so. As of December 31, 2016 and 2017, the carrying value of the investment in LN2 DB, LLC is $1.0 million and the carrying value of the investment in Quu, Inc. is $0.9 million.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.

Defined Benefit Plan and Other Postretirement Benefits

The costs and liabilities of the defined benefit plan and other postretirement benefits are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate, rate of return on plan assets, and mortality rates. The discount rate is based on matching the cash flows of the plan to the Citigroup Pension Discount Curve. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The pension plan and SERP are both frozen so future employment does not change the benefit amounts. The postretirement medical and life insurance benefits are not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Actual results will differ from results which are estimated based on assumptions.

Treasury Stock

Treasury stock is accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Revenue

Revenue from the sale of advertising airtime is recognized when commercials are broadcast and collection is reasonably assured. Revenues are reported net of advertising agency commissions, generally 15% of gross revenue, in the financial statements. An estimated allowance is recorded for uncollectible accounts. Payments received before commercials are broadcast are recorded as deferred revenue. Trade sales are recorded at the estimated fair value of the goods or services received. Revenue from trade sales is recognized when commercials are broadcast. Goods or services are recorded when received. If commercials are broadcast before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the broadcast of commercials then a trade sales payable is recorded. Trade sales revenue was $5.3 million and $9.6 million for the years ended December 31, 2016 and 2017, respectively. Trade sales expenses were $5.1 million and $9.6 million for the years ended December 31, 2016 and 2017, respectively.

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

The radio stations located in Boston, MA and Philadelphia, PA contributed 41.1% of the Company’s net revenue in 2017. The radio stations located in Charlotte, NC and Tampa-Saint Petersburg, FL, contributed 43.5% and 22.1% of the Company’s net revenue in 2016 and 2017, respectively.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance is effective for annual periods beginning after December 15, 2017. The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

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

In August 2016, the FASB issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

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

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to review the new guidance and is currently researching lease management software. The Company expects the new guidance to result in a significant impact on the balance sheet, however that impact will not be quantified until closer to the adoption date. The Company’s initial assessment, which is subject to change, is that the new guidance is not expected to have a significant impact on the statement of comprehensive income.

In January 2016, the FASB issued guidance that changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such, these investments may be measured at cost. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. The

Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its 2017 financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods. However, additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, the Company acquired all of the issued and outstanding common stock of Greater Media for an aggregate purchase price of $239,875,000, subject to a purchase price adjustment related to the sale of Greater Media’s tower assets and other customary post-closing purchase price adjustments and inclusive of the repayment of $82.2 million of Greater Media’s outstanding debt and the payment of certain transaction expenses. The proceeds paid to the stockholders of Greater Media consisted of (i) $94.4 million in cash and (ii) $25.0 million in shares of the Company’s Class A common stock, which equaled 5,422,993 shares at a fixed value of $4.61 per share (the “Merger Shares”). The 5,422,993 shares of Class A common stock were recorded at a fair value of $4.80 per share or $26.0 million on the Acquisition Date. The Merger consideration was subject to adjustment for changes in working capital of Greater Media, outstanding debt of Greater Media and its subsidiaries as of the Acquisition Date and certain other payments and expenses. In addition, the stockholders of Greater Media were to receive the net cash proceeds from the sale of Greater Media’s tower assets, originally estimated to be approximately $24.0 million. The Company incurred transaction expenses of $6.4 million during the year ended December 31, 2016.

The acquisition was accounted for as a business combination. The purchase price allocations were based on a valuation of assets and liabilities and the estimates and assumptions were revised as the Company obtained additional information during the measurement period, which was up to one year from the Acquisition Date.

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of the Company’s Class A common stock with a fair value of $4.2 million in escrow. These escrow shares were to be distributed either to the Company for cancellation or to Greater Media based upon a working capital adjustment. As of the Acquisition Date based on the estimated working capital adjustment, the Company estimated that 189,915 shares of Class A common stock would be released to Greater Media and the remainder would be forfeited to the Company for cancellation. The estimated number of shares to be released to greater Media had a fair value of $0.9 million as of the Acquisition Date and were included in the purchase price. The estimated shares to be forfeited were not indexed to the Company’s stock price and therefore were adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be forfeited had a fair value of $3.3 million as of the Acquisition Date and were reported as merger consideration receivable in the accompanying consolidated balance sheet. The estimated number of shares to be forfeited had a fair value of $4.2 million as of December 31, 2016.

Also, in accordance with the Merger Agreement, the purchase price was to be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media were required to return a certain number of shares of Class A common stock to the Company for cancellation. The Company accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million and were reported as merger consideration receivable in the accompanying consolidated balance sheet. The estimated number of shares to be returned had a fair value of $3.7 million as of December 31, 2016. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million.

On December 29, 2017, the Company entered into a settlement agreement with Greater Media regarding the working capital adjustment and proceeds from the tower sale. As a result, all 867,679 shares held in escrow for the working capital adjustment will be forfeited to the Company and canceled during the first quarter of 2018 and the former stockholders of Greater Media will return 470,480 shares related to the tower sale proceeds to the Company which will also be canceled during the first quarter of 2018. The shares held in escrow that will be forfeited had a fair value of $11.6 million as of December 31, 2017 and the shares to be returned had a fair value of $6.3 million as of December 31, 2017.

The Company has engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations have not been finalized, therefore an estimate of $3.6 million for net operating loss carryforwards has been included in the purchase price. The accounting for this item was not finalized before the end of the measurement period and any adjustment will now be recognized in current operations during the period in which the accounting is finalized.

The following table summarizes the purchase price allocation as of the Acquisition Date:

Cash and cash equivalents	$7,683,950
Accounts receivable	29,889,677
Prepaid expenses	1,710,924
Other current assets	541,460
Property and equipment	40,642,648
FCC broadcasting licenses	263,260,200
Other intangibles, net	2,790,524
Other assets	676,632
Accounts payable	(429,042)
Other current liabilities	(16,685,309)
Long-term debt	(82,177,895)
Deferred tax liabilities	(76,050,112)
Other long-term liabilities	(13,709,261)

Net assets acquired	158,144,396
Gain on merger	(44,281,066)

Purchase price	$113,863,330

The following table summarizes the components of the purchase price:

Cash	$94,444,148
Stock issued	21,865,506
Estimated tower sale adjustment	(3,357,916)
Stock issued in escrow	4,164,859
Estimated working capital adjustment	(3,253,267)

Purchase price	$113,863,330

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

Revenue growth rates	0.3% - 1.3%
Market revenue shares at maturity	12.6% - 48.0%
Operating income margins at maturity	15.0% - 31.3%
Discount rate	9%

Effective on the Acquisition Date, the Company entered into an agreement with the former CEO of Greater Media to provide consulting services for a period of one year. The costs associated with this agreement are reported in other operating expenses in the accompanying statement of comprehensive income for the year ended December 31, 2017.

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

On May 1, 2017, the Company completed the sale of substantially all of the assets used in the operations of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM in its Greenville-New Bern-Jacksonville, NC market cluster to CMG Coastal Carolina, LLC for $11.0 million in cash and a translator license and equipment with a fair value of $0.3 million. The Company repaid a portion of the outstanding balance under its credit facility with the cash sales proceeds. The Company no longer has operations in the Greenville-New Bern-Jacksonville, NC market after completion of the disposition. However management determined that the disposition did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, therefore the operations in the Greenville-New Bern-Jacksonville, NC market were not reported as discontinued operations. Income before taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.6 million for the year ended December 31, 2016. Income before the gain on disposition of $4.0 million, other disposition related expenses of $0.3 million, and taxes for the radio stations in the Greenville-New Bern-Jacksonville, NC market was $0.1 million for the year ended December 31, 2017. The assets of WIKS-FM, WMGV-FM, WNCT-AM, WNCT-FM, WSFL-FM and WXNR-FM were reported as held for sale as of December 31, 2016. The Company recorded a $4.0 million gain on disposition during the second quarter of 2017.

Asset Exchange

On December 19, 2017, the Company completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which the Company agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, the Company also paid $12.0 million in cash, which was partially financed with $6.0 million in borrowings from our credit facility and partially funded with $6.0 million in cash from operations. The asset exchange broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Boston radio market.

The asset exchange was accounted for as a business combination. The fair value of the assets received in the asset exchange was $48.9 million. The fair value of the assets given up in the asset exchange was $48.9 million which includes the FCC broadcasting license with a fair value of $35.9 million, property and equipment with a fair value of $0.7 million, and a cash payment of $12.0 million. The assets of WMJX-FM were reported as held for sale as of December 31, 2016. The Company recorded a gain on exchange of $11.8 million and incurred transaction expenses of $0.2 million.

The asset allocation is summarized as follows:

Property and equipment	$806,970
FCC broadcasting license	35,943,600
Goodwill	11,882,030
Other intangibles	267,400

Fair value of assets received	48,900,000
Less cash consideration	(12,000,000)

36,900,000
Carrying amount of assets of exchanged radio station	(25,096,415)

Gain on exchange	$11,803,585

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost and market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the FCC broadcasting licenses were estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, the Company may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	(0.5)% - 2.4%
Market revenue shares at maturity	5.3%
Operating income margins at maturity	36.0%
Discount rate	9.0%

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $11.9 million allocated to goodwill is deductible for tax purposes.

Other intangibles include a sports rights agreement of $0.3 million which will be amortized over its estimated useful life of 3 years.

A summary of assets held for sale as of December 31, 2016 is as follows:

	WFNZ-AM	Greenville- New Bern- Jacksonville	WMJX	Total
Property and equipment, net	$1,702,847	$1,400,615	$377,193	$3,480,655
FCC broadcasting licenses	2,166,400	3,998,940	24,759,640	30,924,980
Goodwill	—	1,943,349	—	1,943,349
Other intangibles	108,135	—	—	108,135

	$3,977,382	$7,342,904	$25,136,833	$36,457,119

The following unaudited pro forma information for the years ended December 31, 2016 and 2017 assumes that the acquisitions and dispositions had occurred on January 1, 2016. The significant pro forma adjustments are depreciation and interest expense. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2016 or of results that may occur in the future.

	Year ended December 31,
	2016	2017
Net revenue	$259,709,074	$250,610,142
Operating income	37,821,011	38,161,964
Net income	11,042,102	9,459,797
Basic and diluted net income per share	0.39	0.34

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2016	2017
Land	$18,789,852	$18,904,830	—
Buildings and improvements	19,602,568	20,299,377	15-30
Broadcast equipment	33,450,365	35,748,619	5-15
Transportation equipment	1,883,038	2,043,463	5
Office equipment	5,201,349	5,696,843	5-10
Construction in progress	1,579,022	3,496,229	—

	80,506,194	86,189,361
Less accumulated depreciation and amortization	(20,716,575)	(26,870,428)

	$59,789,619	$59,318,933

Broadcast equipment includes capital leases for two radio towers totaling $0.7 million and $0.6 million as of December 31, 2016 and 2017, respectively. The Company recorded depreciation and amortization expense of $6.2 million and $6.1 million for the years ended December 31, 2016 and 2017, respectively.

(5)	FCC Broadcasting Licenses

The changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2016 and 2017 are as follows:

Balance as of January 1, 2016	$228,554,165
Acquisitions of translator licenses	495,075
Acquisition of Greater Media radio stations (see Note 3)	263,260,200
Assets held for sale reclassification	(24,759,640)
Beneficial interest in trust reclassification	(15,738,300)

Balance as of December 31, 2016	451,811,500
Acquisitions of translator licenses	1,431,579
Asset exchange (see Note 3)	35,943,600

Balance as of December 31, 2017	$489,186,679

FCC broadcasting licenses related to the disposition of radio stations in Charlotte, NC on January 6, 2017, Greenville-New Bern-Jacksonville, NC on May 1, 2017, and WMJX in Boston, MA on December 19, 2017 were reported in assets held for sale as of December 31, 2016.

(6)	Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2016. The change in the carrying amount of goodwill for the year ended December 31, 2017 is as follows:

Balance as of January 1, 2017	3,393,234
Assets exchange (see Note 3)	11,882,030

Balance as of December 31, 2017	$15,275,264

(7)	Other Intangibles

Other intangibles are comprised of the following:

	December 31, 2016	December 31, 2017
Advertiser relationships	$1,355,879	$1,355,879
Advertiser lists	16,251	16,251
Sports program rights	—	267,400
Other intangibles	25,641	25,641

	1,397,771	1,665,171
Less accumulated amortization	(862,189)	(1,115,113)

	$535,582	$550,058

The Company recorded amortization expense of $2.7 million and $0.3 million for the years ended December 31, 2016 and 2017, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next four years is as follows:

2018	$224,493
2019	162,768
2020	126,195
2021	10,961

Total	$524,417

(8)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2016	2017
Accrued payroll expenses	$10,667,203	$7,032,508
Deferred revenue	1,798,443	1,893,508
Dividends payable	1,280,410	1,286,381
Trade sales payable	1,082,702	1,276,170
Deferred rent	1,164,609	1,349,515
Other accrued expenses	5,180,052	5,961,113

	$21,173,419	$18,799,195

(9)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2016	December 31, 2017
Term loan	$265,000,000	$225,000,000
Revolving credit facility	3,000,000	—
Capital lease obligations	691,951	630,874

	268,691,951	225,630,874
Less unamortized debt issuance costs	(14,313,703)	(10,850,972)

	254,378,248	214,779,902
Less current installments	(6,686,077)	(2,314,020)

	$247,692,171	$212,465,882

As of December 31, 2016, the previous credit facility consisted of a term loan with a remaining balance of $265.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The previous revolving credit facility carried interest, based on the London Interbank Offered Rate (“LIBOR”), at 6.8% as of December 31, 2016. The term loan carried interest, based on LIBOR, at 7.0% as of December 31, 2016.

On November 17, 2017, the Company, through its wholly-owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a new credit agreement with a syndicate of financial institutions. Proceeds from the new credit facility were primarily used to repay the previous credit facility. In connection with the new credit agreement, the Company recorded a loss on modification of long-term debt of $4.0 million during the fourth quarter of 2017.

As of December 31, 2017, the credit facility consisted of a term loan with a remaining balance of $225.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2017, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) LIBOR plus a margin 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.5% as of December 31, 2017 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.5% as of December 31, 2017 and matures on November 1, 2023.

Commencing with the year ending December 31, 2018, the credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when the Company’s Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when the Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when the Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of consolidated Excess Cash Flow are due 95 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter beginning with the quarter ending December 31, 2017. For the period from December 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio is 6.25x. For the period from June 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2017, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $225.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of December 31, 2017, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the next five years and thereafter are as follows:

2018	$2,314,020
2019	2,317,101
2020	2,320,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$225,630,874

(10)	Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $18,000 (or $24,000 if aged 50 years or older) in 2016 and 2017. No employer matching contributions have been made to the defined contribution plan in 2016 and 2017. On November 1, 2016, the Company merged the Greater Media defined contribution plan into the Company’s defined contribution plan.

Defined Benefit Plan

On November 1, 2016, the Company assumed the frozen Greater Media defined benefit plan (”Pension Plan”). The projected benefit obligation in excess of the fair value of plan assets of $4.0 million is reported in other long-term liabilities in the balance sheet as of December 31, 2016. The discount rate is based on matching the projected cash flows of the plan to the Citigroup Pension Discount Curve. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales for 2016 and 2017. Effective May 31, 2017, the Company terminated the Pension Plan. The investment policy is to maximize the expected return on plan assets while maintaining an acceptable level of risk. The target asset allocation for the pension plan is currently set as follows: 65% fixed income, 35% cash. Plan assets are invested in mutual funds and fair value is based on quoted prices in active markets for identical funds (Level 1). The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. No contributions were made to the Pension Plan in 2016 or 2017. In December 2017, lump sum payments were made from the trust to participants who elected to receive a lump sum payment. In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. The Company contributed $0.2 million to the Pension Plan in January 2018.

Supplemental Employee Retirement Plan

On November 1, 2016, the Company assumed the frozen Greater Media supplemental employee retirement plan (“SERP”). The $8.8 million and $9.6 million benefit obligations related to the SERP are reported in other long-term liabilities in the balance sheet as of December 31, 2016 and 2017, respectively. The discount rate is based on matching the projected cash flows of the plan to the Citigroup Pension Discount Curve. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales for 2016 and 2017. The Company contributed $0.3 million to the SERP in 2017.

Postretirement Medical and Life Insurance Benefits

On November 1, 2016, the Company assumed the frozen Greater Media postretirement medical and life insurance benefits plan (“Postretirement Benefits”). The $1.8 million benefit obligation related to Postretirement Benefits is reported in other long-term liabilities in the balance sheet as of December 31, 2016. The discount rate is based on matching the projected cash flows of the plan to the Citigroup Pension Discount Curve. The mortality assumptions are based on the RP-2014 Mortality Tables using the MP-2014 and MP-2016 Mortality Improvement Scales for 2016 and 2017. The plan was not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Effective May 31, 2017, the Company terminated the Postretirement Benefits and reversed the accrued liability of $1.8 million which is reported on a separate line in the consolidated statements of comprehensive income for the year ended December 31, 2017.

The following tables summarize the Pension Plan, SERP and Postretirement Benefits as of December 31, 2017:

	Pension Plan	SERP	Postretirement Benefits
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$87,861,806	$8,751,848	$1,756,423
Service cost	—	—	11,860
Interest cost	2,958,903	340,262	26,269
Amendments	—	—	(1,678,920)
Actuarial (gain) loss	(2,426,328)	836,680	(67,772)
Settlements	(33,447,301)	—	—
Benefits paid	(2,749,560)	(312,088)	(47,860)

Benefit obligation at end of year	$52,197,520	$9,616,702	$—

	Pension Plan	SERP	Postretirement Benefits
Change in Plan Assets
Fair value of plan assets at beginning of year	$83,868,508	$—	$—
Actual return on plan assets	4,531,725	—	—
Employer contribution	—	312,088	47,860
Settlements	(33,447,301)	—	—
Benefits paid	(2,749,560)	(312,088)	(47,860)

Fair value of plan assets at end of year	$52,203,372	$—	$—

Funded Status	$5,852	$(9,616,702)	$—
Unrecognized net actuarial (gain) loss	(992,724)	421,264	—

Cumulative employer contributions in excess of the net periodic pension cost	$(986,872)	$(9,195,438)	$—

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in the Statement of Financial Position
Noncurrent assets	$5,852	$—	$—
Current liabilities	—	(505,169)	—
Noncurrent liabilities	—	(9,111,533)	—

Net amount recognized	$5,852	$(9,616,702)	$—

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$(992,724)	$421,264	$—

Total (before tax effects)	$(992,724)	$421,264	$—

	Pension Plan	SERP	Postretirement Benefits
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$52,197,520	$9,616,702	$—
Accumulated benefit obligation	$52,197,520	$9,616,702	$—
Fair value of plan assets	$52,203,372	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions for Disclosure
Discount rate	1.80%	3.35%	3.75%
Rate of compensation increase	N/A	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Plan	SERP	Postretirement Benefits
Net periodic benefit cost
Service cost	$—	$—	$11,860
Interest cost	2,958,903	340,262	26,269
Expected return on plan assets	(3,562,150)	—	—
Recognized actuarial (gain) loss	—	—	(2,079)
Curtailment charge (credit)	—	—	(1,678,920)
Recognized actuarial (gain) loss due to settlements	(636,121)	—	(169,089)

Net periodic benefit cost	$(1,239,368)	$340,262	$(1,811,959)

	Pension Plan	SERP	Postretirement Benefits
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(3,395,903)	$836,680	$(67,772)
Recognized actuarial (gain) loss	—	—	2,079
Prior service cost (credit)	—	—	(1,678,920)
Prior service cost (credit) due to curtailment	—	—	1,678,920
Recognized actuarial (gain) loss due to settlements	636,121	—	169,089

Total recognized in other comprehensive income (before tax effects)	$(2,759,782)	$836,680	$103,396

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(3,999,150)	$1,176,942	$(1,708,563)

	Pension Plan	SERP	Postretirement Benefits
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$(992,724)	$—	$—
Prior service cost recognition	$—	$—	$—
Net initial obligation (asset) recognition	$—	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	3.59%	3.80%	4.00%
Expected return on plan assets	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Corridor	10.00%	10.00%	10.00%

	Pension Plan	SERP	Postretirement Benefits
Weighted-Average Assets Allocation
Fixed income	65.40%	N/A	N/A
Cash equivalents	34.60%	N/A	N/A

Total	100.00%	N/A	N/A

	Pension Plan	SERP	Postretirement Benefits
Asset Category (all Level 1)
Fixed income funds	34,141,339	N/A	N/A
Money market funds	18,062,033	N/A	N/A

Total	52,203,372	N/A	N/A

Estimated Future Benefit Payments
2018	$52,237,000	$505,169	$—
2019	$—	$515,688	$—
2020	$—	$511,503	$—
2021	$—	$536,062	$—
2022	$—	$532,639	$—
2023-2027	$—	$2,825,601	$—

	Pension Plan	SERP	Postretirement Benefits
Contributions
Estimated contributions for 2018	$200,000	$505,169	$—

The following tables summarize the Pension Plan, SERP and Postretirement Benefits as of December 31, 2016:

	Pension Plan	SERP	Postretirement Benefits
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$—	$—	$—
Service cost	—	—	8,169
Interest cost	530,839	51,696	11,097
Plan participants’ contributions	—	—	1,939
Actuarial (gain) loss	(965,046)	(415,416)	(103,396)
Business combinations	88,705,097	9,154,118	1,859,010
Benefits paid	(409,084)	(38,550)	(20,396)

Benefit obligation at end of year	$87,861,806	$8,751,848	$1,756,423

	Pension Plan	SERP	Postretirement Benefits
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	(1,731,372)	—	—
Employer contribution	—	38,550	18,457
Business combinations	86,008,964	—	—
Plan participants’ contributions	—	—	1,939
Benefits paid	(409,084)	(38,550)	(20,396)

Fair value of plan assets at end of year	$83,868,508	$—	$—

Funded Status	$(3,993,298)	$(8,751,848)	$(1,756,423)
Unrecognized net actuarial (gain) loss	1,767,058	(415,416)	(103,396)

Cumulative employer contributions in excess of the net periodic pension cost	$(2,226,240)	$(9,167,264)	$(1,859,819)

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in the Statement of Financial Position
Noncurrent assets	$—	$—	$—
Current liabilities	—	(422,656)	(113,268)
Noncurrent liabilities	(3,993,298)	(8,329,192)	(1,643,155)

Net amount recognized	$(3,993,298)	$(8,751,848)	$(1,756,423)

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$1,767,058	$(415,416)	$(103,396)

Total (before tax effects)	$1,767,058	$(415,416)	$(103,396)

	Pension Plan	SERP	Postretirement Benefits
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$87,861,806	$8,751,848	$—
Accumulated benefit obligation	$87,861,806	$8,751,848	$—
Fair value of plan assets	$83,868,508	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions for Disclosure
Discount rate	3.62%	3.80%	4.00%
Rate of compensation increase	N/A	N/A	N/A

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Plan	SERP	Postretirement Benefits
Net periodic benefit cost
Service cost	$—	$—	$8,169
Interest cost	530,839	51,696	11,097
Expected return on plan assets	(1,000,732)	—	—

Net periodic benefit cost	$(469,893)	$51,696	$19,266

	Pension Plan	SERP	Postretirement Benefits
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$1,767,058	$(415,416)	$(103,396)

Total recognized in other comprehensive income (before tax effects)	$1,767,058	$(415,416)	$(103,396)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$1,297,165	$(363,720)	$(84,130)

	Pension Plan	SERP	Postretirement Benefits
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—	$—	$—
Prior service cost recognition	$—	$—	$—
Net initial obligation (asset) recognition	$—	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	3.60%	3.40%	3.60%
Expected return on plan assets	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Corridor	10.00%	10.00%	10.00%

	Pension Plan	SERP	Postretirement Benefits
Weighted-Average Assets Allocation
Equity securities	28.92%	N/A	N/A
Fixed income	71.08%	N/A	N/A

Total	100.00%	N/A	N/A

	Pension Plan	SERP	Postretirement Benefits
Asset Category (all Level 1)
U.S. equity funds	8,764,507	N/A	N/A
International equity funds	15,489,743	N/A	N/A
Fixed income funds	59,614,258	N/A	N/A

Total	83,868,508	N/A	N/A

(11)	Stockholders’ Equity

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. The Company paid $1.1 million to repurchase 94,753 shares in 2017.

The Company’s credit agreement restricts its ability to pay cash dividends and to repurchase additional shares of its common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if its Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if its Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to its excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if its Total Leverage Ratio is less than 3.5x and its First Lien Leverage Ratio is less than 2.5x. The Company paid cash dividends of $4.1 million and $5.1 million in 2016 and 2017, respectively. On December 4, 2017, the Company declared a cash dividend of $0.045 per share on its Class A and Class B common stock. The dividend of $1.3 million in the aggregate was paid on January 5, 2018, to stockholders of record on December 29, 2017.

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

A summary of restricted stock unit activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2017	—	—
Granted	561,555	$10.75
Vested	(129,792)	10.55
Forfeited	(15,000)	9.35

Unvested as of December 31, 2017	416,763	$10.86

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2016	284,459	$5.98
Granted	256,830	4.35
Vested	(180,526)	5.69
Forfeited	(17,250)	3.70

Unvested as of December 31, 2016	343,513	4.70
Granted	2,000	3.59
Vested	(143,611)	4.16
Forfeited	(21,583)	6.45

Unvested as of December 31, 2017	180,319	$5.47

As of December 31, 2017, there was $5.6 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(13)	Income Taxes

Income tax expense (benefit) is as follows:

	Year ended December 31,
	2016	2017
Current:
Federal	$789,150	$(2,466,482)
State	264,707	289,563

	1,053,857	(2,176,919)
Deferred:
Federal	2,172,740	(47,531,436)
State	5,071,205	1,480,065

	7,243,945	(46,051,371)

	$8,297,802	$(48,228,290)

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 35%, effective for most of the year ended December 31, 2017, to the Company’s income before taxes as follows:

	Year ended December 31,
	2016	2017
Expected tax expense	$19,525,175	$13,616,008
State income taxes, net of federal benefit	552,499	1,150,258
Gain on merger	(15,941,611)	(3,518,814)
Tax rate adjustments	2,915,844	(59,717,125)
Change in valuation allowance	(65,900)	52,833
Non-deductible items	1,147,565	(110,953)
Other	164,230	299,503

	$8,297,802	$(48,228,290)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2017
Deferred tax assets:
Allowance for doubtful accounts	$625,317	$427,484
Goodwill	8,782,364	—
Other assets	(42,787)	(2,047,104)
Accrued expenses	1,497,317	355,361
Other long-term liabilities	6,353,590	2,918,611
Stock-based compensation	248,046	107,715
Net operating losses	3,750,420	5,506,040

Subtotal	21,214,267	7,268,107
Valuation allowance	(528,179)	(328,170)

Total	20,686,088	6,939,937

Deferred tax liabilities:
Prepaid expenses	(874,495)	(96,085)
Property and equipment	(6,110,234)	(2,743,550)
Intangibles	(174,240,627)	(119,383,233)

Total	(181,225,356)	(122,222,868)

Net deferred tax liabilities	$(160,539,268)	$(115,282,931)

As of December 31, 2017, the Company has federal net operating losses of $5.5 million and state net operating losses of $74.3 million, which expire in various years through 2037. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2016 and 2017, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2013.

New Tax Reform Legislation

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Tax Act reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the Tax Act, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $59.7 million to income tax expense and a corresponding reduction in the deferred tax liability.

(14)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2016	2017
Net income	$47,488,413	$87,131,169

Weighted-average shares outstanding:
Basic	23,787,485	27,696,790
Effect of dilutive restricted stock	131,820	95,912
Effect of dilutive contingently issuable shares	31,653	—

Diluted	23,950,958	27,792,702

Net income per Class A and Class B common share - basic	$2.00	$3.15

Net income per Class A and Class B common share - diluted	$1.98	$3.14

(15)	Related Party Transactions

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2016 and 2017.

Beasley Family Towers, LLC

On December 31, 2015, the Company sold the tower for one radio station in Augusta, GA to Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members, for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $12,000 for each of the years ended December 31, 2016 and 2017.

On August 4, 2006, the Company entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. On November 17, 2015, two of the towers were sold to an unrelated party and BFT prepaid rent of $0.7 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $5,500 through November 16, 2025. Repayments of prepaid rent to BFT were approximately $66,000 for each of the years ended December 31, 2016 and 2017. Lease payments for the remaining towers are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2016 and 2017.

The Company leases radio towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.5 million and $0.4 million for the years ended December 31, 2016 and 2017, respectively.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 for each of the years ended December 31, 2016 and 2017.

GGB Estero, LLC

The Company leases property for its radio stations in Fort Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for each of the years ended December 31, 2016 and 2017.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2018. Rental expense was $0.2 million for each of the years ended December 31, 2016 and 2017.

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

Wintersrun Communications, LLC

On December 31, 2015, the Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025 with four automatic renewal terms of five years each. The lease met the criteria to be recorded as a capital lease however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2016 and 2017.

The Company leased a radio tower for one radio station in Augusta, GA from Wintersrun. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $2,559 through October 16, 2025. Repayments of prepaid rent to Wintersrun were approximately $31,000 for each of the years ended December 31, 2016 and 2017.

As of December 31, 2017, future minimum payments to related parties for the next five years and thereafter are summarized as follows:

2018	$902,801
2019	639,859
2020	508,317
2021	225,974
2022	229,478
Thereafter	614,027

Total	$3,120,456

(16)	Commitments and Contingencies

The Company leases property and equipment from third parties under five- to thirty-year operating leases. Lease expense was $4.4 million and $9.6 million for the years ended December 31, 2016 and 2017, respectively.

The Company also has various commitments for rating services, on-air personalities not employed by us, consultants and programming rights. As of December 31, 2017, future minimum payments to third parties for the next five years and thereafter are summarized as follows:

2018	$28,963,773
2019	20,268,746
2020	13,597,974
2021	6,342,243
2022	4,607,611
Thereafter	9,010,637

Total	$82,790,984

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

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of December 31, 2017 was $225.6 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2016 was $265.0 million. The Company estimated the fair value of the term loan to be $268.5 million using observable inputs (Level 2). The carrying amount of the Company’s revolving credit facility and capital lease obligations as of December 31, 2016 was $3.7 million which approximated fair value based on current market interest rates.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2016 and 2017

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2016:
Allowance for doubtful accounts (deducted from accounts receivable)	596,380	2,061,553	1,120,580	1,537,353
Valuation allowance for deferred tax assets	594,079	69,867	135,767	528,179
Year ended December 31, 2017:
Allowance for doubtful accounts (deducted from accounts receivable)	1,537,353	1,471,875	1,385,820	1,623,408
Valuation allowance for deferred tax assets	528,179	36,794	236,803	328,170

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017, the end of the period covered by this report.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2018 (“2018 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in our 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

3.1	Amended and restated certificate of incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 25, 2012).

3.2	Third amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000 filed February 16, 2001).

10.1	Credit Agreement dated November 17, 2017, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 17, 2017).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and George G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.10	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017 (incorporated by reference to Exhibit 10.5 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.12	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board	February 20, 2018

/s/ CAROLINE BEASLEY Caroline Beasley	Chief Executive Officer and Director (principal executive officer)	February 20, 2018

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	February 20, 2018

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	February 20, 2018

/s/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 20, 2018

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 20, 2018

/s/ PETER A. BORDES Peter A. Bordes	Director	February 20, 2018

/s/ JOE B. COX Joe B. Cox	Director	February 20, 2018

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	February 20, 2018

/s/ MARK S. FOWLER Mark S. Fowler	Director	February 20, 2018

/s/ HERBERT W. MCCORD Herbert W. McCord	Director	February 20, 2018