Form 10-Q
period 2018-03-31
BEASLEY BROADCAST GROUP INC
filed 2018-05-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Class A Common Stock, $0.001 par value, 10,839,506 Shares Outstanding as of May 1, 2018

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May 1, 2018

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,922,390	$13,169,964
Accounts receivable, less allowance for doubtful accounts of $1,623,408 in 2017 and $1,623,092 in 2018	42,669,351	40,017,862
Prepaid expenses	6,001,996	9,022,158
Merger consideration receivable	17,931,331	—
Other current assets	4,135,905	4,419,721

Total current assets	84,660,973	66,629,705
Property and equipment, net	59,318,933	58,979,747
FCC broadcasting licenses	489,186,679	489,239,179
Goodwill	15,275,264	15,275,264
Other intangibles, net	550,058	493,934
Other assets	5,726,874	5,584,672

Total assets	$654,718,781	$636,202,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,314,020	$64,791
Accounts payable	7,847,829	7,428,742
Other current liabilities	18,799,195	21,435,026

Total current liabilities	28,961,044	28,928,559
Due to related parties	759,041	734,863
Long-term debt, net of current installments and unamortized debt issuance costs	212,465,882	212,169,482
Deferred tax liabilities	115,282,931	115,338,525
Other long-term liabilities	11,083,683	11,046,927

Total liabilities	368,552,581	368,218,356
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,222,738 issued and 12,189,998 outstanding in 2017; 15,214,405 issued and 10,841,181 outstanding in 2018	15,223	15,215
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2017 and 2018	16,662	16,662
Additional paid-in capital	147,987,332	148,605,112
Treasury stock, Class A common stock; 3,032,740 shares in 2017; 4,373,224 shares in 2018	(16,667,085)	(30,207,533)
Retained earnings	154,389,494	149,865,034
Accumulated other comprehensive income (loss)	424,574	(310,345)

Total stockholders’ equity	286,166,200	267,984,145

Total liabilities and stockholders’ equity	$654,718,781	$636,202,501

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2017	2018
Net revenue	$53,740,551	$55,153,627

Operating expenses:
Station operating expenses (including stock-based compensation of $79,047 in 2017 and $152,418 in 2018 and excluding depreciation and amortization shown separately below)	43,949,594	45,512,847
Corporate general and administrative expenses (including stock-based compensation of $118,692 in 2017 and $465,354 in 2018)	3,230,097	3,282,473
Transaction expenses	450,833	—
Other operating expenses	328,247	—
Depreciation and amortization	1,502,837	1,546,734
Change in fair value of contingent consideration	(7,533,292)	4,415,925
Loss on disposition	269,456	—

Total operating expenses	42,197,772	54,757,979

Operating income	11,542,779	395,648

Non-operating income (expense):
Interest expense	(4,827,339)	(3,625,240)
Other income (expense), net	356,198	448,901

Income (loss) before income taxes	7,071,638	(2,780,691)
Income tax expense (benefit)	(414,858)	380,501

Net income (loss)	7,486,496	(3,161,192)

Other comprehensive income (loss):
Unrealized losses on securities (net of income tax benefit of $9,200)	(14,174)	—
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	—	(731,265)

Comprehensive income (loss)	$7,472,322	$(3,892,457)

Net income (loss) per Class A and B common share:
Basic and diluted	$0.27	$(0.11)
Dividends declared per common share	$0.045	$0.05
Weighted average shares outstanding:
Basic	27,663,114	27,717,394
Diluted	27,766,662	27,717,394

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$7,486,496	$(3,161,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	197,739	617,772
Provision for bad debts	364,848	225,415
Depreciation and amortization	1,502,837	1,546,734
Change in fair value of contingent consideration	(7,533,292)	4,415,925
Loss on disposition	269,456	—
Termination of pension plan	—	(992,623)
Amortization of loan fees	546,808	470,376
Deferred income taxes	(451,967)	375,204
Change in operating assets and liabilities:
Accounts receivable	7,465,563	2,426,074
Prepaid expenses	(2,286,930)	(3,020,162)
Other assets	388,902	(48,878)
Accounts payable	(1,193,685)	(419,087)
Other liabilities	(744,634)	2,410,033
Other operating activities	134,557	(44,593)

Net cash provided by operating activities	6,146,698	4,800,998

Cash flows from investing activities:
Capital expenditures	(999,587)	(1,173,496)
Proceeds from disposition of radio stations	24,000,000	—
Payments for translator licenses	(700,000)	(52,500)
Loan to related party	(150,000)	—

Net cash provided by (used in) investing activities	22,150,413	(1,225,996)

Cash flows from financing activities:
Payments on debt	(28,015,270)	(3,016,005)
Dividends paid	(1,280,410)	(1,286,381)
Purchase of treasury stock	(456,126)	(25,042)

Net cash used in financing activities	(29,751,806)	(4,327,428)

Net decrease in cash and cash equivalents	(1,454,695)	(752,426)
Cash and cash equivalents at beginning of period	20,325,415	13,922,390

Cash and cash equivalents at end of period	$18,870,720	$13,169,964

Cash paid for interest	$4,384,687	$3,051,884

Cash paid for income taxes	$246,800	$35,950

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,285,412	$1,366,922

Class A common stock returned to treasury stock	$—	$13,515,406

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no impact on the condensed consolidated balance sheet as of March 31, 2018 or on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2018. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. The Company does not expect the new guidance to have a material impact on its financial statements in future periods.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On the Acquisition Date, in accordance with the Merger Agreement, the Company placed 867,679 shares of the Company’s Class A common stock with a fair value of $4.2 million in escrow. These escrow shares were to be distributed either to the Company for cancellation or to Greater Media based upon a working capital adjustment. As of the Acquisition Date based on the estimated working capital adjustment, the Company estimated that 189,915 shares of Class A common stock would be released to Greater Media and the remainder would be forfeited to the Company for cancellation. The estimated number of shares to be released to Greater Media had a fair value of $0.9 million as of the Acquisition Date and were included in the purchase price. The estimated shares to be forfeited were not indexed to the Company’s stock price and therefore were adjusted to fair value based on the Company’s closing stock price on each reporting date with changes in fair value recorded in earnings. The estimated number of shares to be forfeited had a fair value of $3.3 million as of the Acquisition Date.

Also, in accordance with the Merger Agreement, the purchase price was to be adjusted by certain proceeds from the sale of Greater Media’s towers assets. Based on the proceeds from the tower sale, the former stockholders of Greater Media were required to return a certain number of shares of Class A common stock to the Company for cancellation. The Company accounted for this arrangement as contingent consideration subject to the ultimate sale of the tower assets. As of the Acquisition Date, the Company estimated the sales price of the towers to be $28.0 million which resulted in the expected return of 650,759 shares. As of the Acquisition Date, the estimated number of shares to be returned had a fair value of $3.4 million. On February 27, 2017, the former stockholders of Greater Media entered into an asset purchase agreement to sell the towers for $28.0 million.

On December 29, 2017, the Company entered into a settlement agreement with Greater Media regarding the working capital adjustment and proceeds from the tower sale. As a result, all 867,679 shares held in escrow for the working capital adjustment were forfeited to the Company and recorded in treasury stock on March 15, 2018 and the former stockholders of Greater Media returned 470,480 shares to the Company related to the tower sale proceeds, which were recorded in treasury stock on March 15, 2018. The forfeited shares previously held in escrow for the working capital adjustment had a fair value of $11.6 million and $8.8 million as of December 31, 2017 and March 15, 2018, respectively. The shares returned by the former stockholders of Greater Media related to the tower sale proceeds had a fair value of $6.3 million and $4.8 million as of December 31, 2017 and March 15, 2018, respectively.

The Company has engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations have not been finalized, therefore an estimate of $3.6 million for net operating loss carryforwards was included in the purchase price. The accounting for this item was not finalized before the end of the measurement period and any adjustment will now be recognized in current operations during the period in which the accounting is finalized.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Asset Exchange

On December 19, 2017, the Company completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which the Company agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, the Company also paid $12.0 million in cash, which was partially financed with $6.0 million in borrowings from our credit facility and partially funded with $6.0 million in cash from operations. The asset exchange broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Boston radio market. Further information regarding the asset exchange is included in Note 3 to the consolidated financial statements contained in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 20, 2018.

The following unaudited pro forma information for the three months ended March 31, 2017 assumes that the acquisitions and dispositions had occurred on January 1, 2017. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2017 or of results that may occur in the future.

Net revenue	$57,097,999
Operating income	5,553,325
Net income	573,912
Basic and diluted net income per share	0.02

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2017	March 31, 2018
Term loan	$225,000,000	$222,000,000
Revolving credit facility	—	—
Capital lease obligations	630,874	614,869

	225,630,874	222,614,869
Less unamortized debt issuance costs	(10,850,972)	(10,380,596)

	214,779,902	212,234,273
Less current installments	(2,314,020)	(64,791)

	$212,465,882	$212,169,482

As of March 31, 2018, the credit facility consisted of a term loan with a remaining balance of $222.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2018, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.8% as of March 31, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.8% as of March 31, 2018 and matures on November 1, 2023.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2017, the credit facility consisted of a term loan with a remaining balance of $225.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility and term loan carried interest, based on LIBOR, at 5.5% as of December 31, 2017.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from December 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio was 6.25x. For the period from June 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $222.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$48,015
2019	1,567,101
2020	2,320,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$222,614,869

(5)	Revenue

Revenue is comprised of the following:

	Three months ended March 31,
	2017	2018
Commercial advertising	$47,549,822	$47,702,470
Digital advertising	3,183,127	3,208,539
Other	3,007,602	4,242,618

	$53,740,551	$55,153,627

The Company recognizes revenue when it satisfies a performance obligation under a contract with an advertiser. The transaction price is allocated to performance obligations based on executed contracts which represent relative standalone selling prices. Payment

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

is generally due within 30 days although certain advertisers are required to pay in advance. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. The Company has elected to use the practical expedient to expense sales commissions as incurred. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date. Deferred revenue was $1.9 million and $3.0 million as of December 31, 2017 and March 31, 2018, respectively. Losses on receivables from contracts with advertisers were $0.1 million and $0.2 million for the three months ended March 2017 and 2018, respectively.

Commercial advertising includes revenue from the sale or trade of commercial spots to advertisers directly or through national, regional or local advertising agencies. Commercial spots may be aired or streamed. Each commercial spot is considered a performance obligation. Revenue is recognized when the commercial spots have aired or streamed. Trade sales are recorded at the estimated fair value of the goods or services received. If commercial spots are aired or streamed before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the commercial spots are aired or streamed then a trade sales payable is recorded. Trade sales revenue was $2.6 million and $1.9 million for the three months ended March 31, 2017 and 2018, respectively. Trade sales receivable was $1.6 million and $1.7 million as of December 31, 2017 and March 31, 2018, respectively. Trade sales payable was $1.3 million as of both December 31, 2017 and March 31, 2018.

Digital advertising includes revenue from the sale of streamed commercial spots station-owned assets and third party products. Each station-owned asset and third party product is considered a performance obligation. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed, or as the talent services are completed.

(6)	Employee Benefit Plans

Effective May 31, 2017, the Company terminated the Greater Media, Inc. Pension Plan (the “Pension Plan”). In December 2017, lump sum payments were made from the trust to participants who elected to receive a lump sum payment. In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. As a result of the termination, the Company recognized a $1.0 million gain that was recorded in corporate general and administrative expenses for the three months ended March 31, 2018. This completes the recognition in earnings of the amount related to the Pension Plan that remained in accumulated other comprehensive income as of December 31, 2017.

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

A summary of restricted stock unit activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2018	416,763	$10.86
Granted	22,239	10.05
Vested	(5,000)	10.25
Forfeited	—	—

Unvested as of March 31, 2018	434,002	$11.30

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2018	180,319	$5.47
Granted	—	—
Vested	(1,500)	3.59
Forfeited	(13,333)	9.55

Unvested as of March 31, 2018	165,486	$6.58

As of March 31, 2018, there was $5.4 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(8)	Income Taxes

The Company’s effective tax rate was approximately (5.9)% and (13.7)% for the three months ended March 31, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration. The effective tax rate for the three months ended March 31, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration.

(9)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of March 31, 2018 was $222.6 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2017 was $225.6 million which approximated fair value based on current market interest rates.

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

Net Revenue. Our net revenue is primarily derived from the sale of commercial spots to advertisers directly or through national, regional or local advertising agencies. Revenues are reported at the amount we expect to be entitled to receive under the contract. Local revenue generally consists of commercial advertising sales, digital advertising sales and other sales to advertisers in a radio station’s local market either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of commercial advertising sales through advertiser agencies. National advertiser agencies generally purchase advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the first quarter of 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2017	2018	$	%
Net revenue	$53,740,551	$55,153,627	$1,413,076	2.6%
Station operating expenses	43,949,594	45,512,847	1,563,253	3.6
Corporate general and administrative expenses	3,230,097	3,282,473	52,376	1.6
Change in fair value of contingent consideration	7,533,292	(4,415,925)	(11,949,217)	(158.6)
Interest expense	4,827,339	3,625,240	(1,202,099)	(24.9)
Income tax expense (benefit)	(414,858)	380,501	795,359	191.7
Net income (loss)	7,486,496	(3,161,192)	(10,647,688)	(142.2)

Net Revenue. Net revenue increased $1.4 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Significant factors affecting net revenue included $4.5 million in additional advertising revenue from the asset exchange completed on December 19, 2017 in Boston, partially offset by a $1.5 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Net revenue for the three months ended March 31, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $1.6 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Significant factors affecting station operating expenses included $3.9 million in additional expenses from the asset exchange, partially offset by a $1.3 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster. Station operating expenses for the three months ended March 31, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.1 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Significant factors affecting corporate general and administrative expenses included a $0.5 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices, and a $0.3 million increase in stock-based compensation expense, offset by a $1.0 million gain as a result of the Greater Media pension plan termination.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the forfeited shares decreased $2.9 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the forfeited shares were recorded in treasury stock. The fair value of the estimated number of shares to be forfeited increased $3.7 million over the three months ended March 31, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the returned shares decreased $1.6 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the returned shares were recorded in treasury stock. The fair value of the estimated number of shares to be returned increased $3.8 million over the three months ended March 31, 2017.

Interest Expense. Interest expense decreased $1.2 million during the three months ended March 31, 2018. The primary factor affecting interest expense was the decrease in long-term debt outstanding and the applicable interest rate.

Income Tax Expense (Benefit). Our effective tax rate was approximately (5.9)% and (13.7)% for the three months ended March 31, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration. The effective tax rate for the three months ended March 31, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration.

Net Income (Loss). Net loss during the three months ended March 31, 2018 was $3.2 million, a change of $10.6 million compared to net income of $7.5 million during the three months ended March 31, 2017 as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $25,000 to repurchase 2,325 shares during the three months ended March 31, 2018.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $1.3 million during the three months ended March 31, 2018. Also, on March 2, 2018, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on April 6, 2018, to stockholders of record on March 30, 2018.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our revolving credit facility;

•	additional borrowings, other than under our revolving credit facility, to the extent permitted; and

•	additional equity offerings.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the three months ended March 31, 2017 and 2018 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2017	2018
Net cash provided by operating activities	$6,146,698	$4,800,998
Net cash provided by (used in) investing activities	22,150,413	(1,225,996)
Net cash used in financing activities	(29,751,806)	(4,327,428)

Net decrease in cash and cash equivalents	$(1,454,695)	$(752,426)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.3 million during the three months ended March 31, 2018. Significant factors affecting this decrease in net cash provided by operating activities included a $2.9 million decrease in cash receipts from the sale of advertising airtime and a $0.7 million increase in cash paid for corporate general and administrative expenses, partially offset by a $1.3 million decrease in interest payments and a $0.8 million decrease in expenses related to the acquisition of Greater Media.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities during the three months ended March 31, 2018 included payments of $1.2 million for capital expenditures. Net cash provided by investing activities for the same period in 2017 included proceeds of $24.0 million from the disposition of radio stations in Charlotte, partially offset by payments of $1.0 million for capital expenditures, and payments of $0.7 million for translator licenses.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2018 included repayments of $3.0 million under our credit facility and payments of $1.3 million for cash dividends. Net cash used in financing activities for the same period in 2017 included repayments of $28.0 million under our credit facility, payments of $1.3 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock.

Credit Facility. As of March 31, 2018, the credit facility consisted of a term loan with a remaining balance of $222.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2018, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) LIBOR plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.8% as of March 31, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.8% as of March 31, 2018 and matures on November 1, 2023.

Commencing with the year ending December 31, 2018, the credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when our Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of consolidated Excess Cash Flow are due 95 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from December 31, 2017 through March 31, 2018, the maximum First Lien Leverage Ratio was 6.25x. For the period from June 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $222.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2018, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$48,015
2019	1,567,101
2020	2,320,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$222,614,869

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risks affecting our Company during the first quarter of 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2018	375	$13.48	—	—
February 1 – 28, 2018	—	—	—	—
March 1 – 31, 2018	1,950	10.25	—	—

Total	2,325

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended March 31, 2018, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 8, 2018	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: May 8, 2018	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and
accounting officer)