Form 10-Q
period 2018-06-30
BEASLEY BROADCAST GROUP INC
filed 2018-08-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Class A Common Stock, $0.001 par value, 10,844,488 Shares Outstanding as of July 30, 2018

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 30, 2018

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2017	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,922,390	$14,821,749
Accounts receivable, less allowance for doubtful accounts of $1,623,408 in 2017 and $1,781,075 in 2018	42,669,351	46,159,164
Prepaid expenses	6,001,996	8,665,310
Merger consideration receivable	17,931,331	—
Other current assets	4,135,905	4,218,357

Total current assets	84,660,973	73,864,580
Property and equipment, net	59,318,933	58,420,296
FCC broadcasting licenses	489,186,679	489,239,179
Goodwill	15,275,264	15,275,264
Other intangibles, net	550,058	437,810
Other assets	5,726,874	5,678,501

Total assets	$654,718,781	$642,915,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,314,020	$65,561
Accounts payable	7,847,829	9,387,963
Other current liabilities	18,799,195	21,972,355

Total current liabilities	28,961,044	31,425,879
Due to related parties	759,041	710,685
Long-term debt, net of current installments and unamortized debt issuance costs	212,465,882	210,623,083
Deferred tax liabilities	115,282,931	116,956,306
Other long-term liabilities	11,083,683	11,004,318

Total liabilities	368,552,581	370,720,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,222,738 issued and 12,189,998 outstanding in 2017; 15,221,715 issued and 10,844,488 outstanding in 2018	15,223	15,222
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2017 and 2018	16,662	16,662
Additional paid-in capital	147,987,332	149,308,509
Treasury stock, Class A common stock; 3,032,740 shares in 2017; 4,377,227 shares in 2018	(16,667,085)	(30,250,887)
Retained earnings	154,389,494	153,416,198
Accumulated other comprehensive income (loss)	424,574	(310,345)

Total stockholders’ equity	286,166,200	272,195,359

Total liabilities and stockholders’ equity	$654,718,781	$642,915,630

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2017	2018
Net revenue	$61,013,414	$61,625,296
Operating expenses:
Station operating expenses (including stock-based compensation of $54,668 in 2017 and $221,046 in 2018 and excluding depreciation and amortization shown separately below)	44,912,998	44,967,293
Corporate general and administrative expenses (including stock-based compensation of $719,288 in 2017 and $482,358 in 2018)	4,488,482	4,440,299
Transaction expenses	295,237	—
Other operating expenses	252,915	—
Depreciation and amortization	1,619,642	1,562,052
Change in fair value of contingent consideration	2,391,342	—
Gain on disposition	(3,977,449)	—
Termination of postretirement benefits plan	(1,812,448)	—

Total operating expenses	48,170,719	50,969,644

Operating income	12,842,695	10,655,652
Non-operating income (expense):
Interest expense	(4,752,044)	(3,805,575)
Other income (expense), net	39,519	27,311

Income before income taxes	8,130,170	6,877,388
Income tax expense	4,224,649	1,958,776

Net income	3,905,521	4,918,612
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $6,537)	(10,071)	—
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	(62,699)	—

Comprehensive income	$3,832,751	$4,918,612

Net income per Class A and B common share:
Basic and diluted	$0.14	$0.18
Dividends declared per common share	$0.045	$0.05
Weighted average shares outstanding:
Basic	27,701,278	27,344,752
Diluted	27,874,221	27,523,310

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2017	2018
Net revenue	$114,753,965	$116,778,923

Operating expenses:
Station operating expenses (including stock-based compensation of $133,715 in 2017 and $373,464 in 2018 and excluding depreciation and amortization shown separately below)	88,862,592	90,480,140
Corporate general and administrative expenses (including stock-based compensation of $837,980 in 2017 and $947,712 in 2018)	7,718,579	7,722,772
Transaction expenses	746,070	—
Other operating expenses	581,162	—
Depreciation and amortization	3,122,479	3,108,786
Change in fair value of contingent consideration	(5,141,950)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Termination of postretirement benefits plan	(1,812,448)	—

Total operating expenses	90,368,491	105,727,623

Operating income	24,385,474	11,051,300
Non-operating income (expense):
Interest expense	(9,579,383)	(7,430,815)
Other income (expense), net	395,717	476,212

Income before income taxes	15,201,808	4,096,697
Income tax expense	3,809,791	2,339,277

Net income	11,392,017	1,757,420
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $15,737)	(24,245)	—
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	(62,699)	—
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	—	(731,265)

Comprehensive income	$11,305,073	$1,026,155

Net income per Class A and B common share:
Basic and diluted	$0.41	$0.06
Dividends declared per common share	$0.09	$0.10
Weighted average shares outstanding:
Basic	27,682,302	27,530,043
Diluted	27,846,182	27,710,563

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net income	$11,392,017	$1,757,420
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	971,695	1,321,176
Provision for bad debts	781,307	571,781
Depreciation and amortization	3,122,479	3,108,786
Change in fair value of contingent consideration	(5,141,950)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Termination of postretirement benefits plan	(1,812,448)	—
Termination of pension plan	—	(992,623)
Amortization of loan fees	1,093,616	940,752
Deferred income taxes	3,445,499	1,934,733
Change in operating assets and liabilities:
Accounts receivable	2,869,659	(4,061,594)
Prepaid expenses	(2,223,937)	(2,663,314)
Other assets	787,852	(7,510)
Accounts payable	2,448,384	1,540,134
Other liabilities	(3,371,828)	2,865,485
Other operating activities	2,070	251,416

Net cash provided by operating activities	10,656,422	10,982,567

Cash flows from investing activities:
Capital expenditures	(1,601,007)	(2,126,999)
Proceeds from disposition of radio stations	35,000,000	—
Payments for translator licenses	(1,109,103)	(52,500)
Payments for investments	—	(150,000)
Loan to related party	(150,000)	—

Net cash provided by (used in) investing activities	32,139,890	(2,329,499)

Cash flows from financing activities:
Payments on debt	(43,030,539)	(5,032,010)
Dividends paid	(2,565,822)	(2,653,303)
Purchase of treasury stock	(478,002)	(68,396)

Net cash used in financing activities	(46,074,363)	(7,753,709)

Net increase (decrease) in cash and cash equivalents	(3,278,051)	899,359
Cash and cash equivalents at beginning of period	20,325,415	13,922,390

Cash and cash equivalents at end of period	$17,047,364	$14,821,749

Cash paid for interest	$8,544,760	$6,474,582

Cash paid for income taxes	$1,709,975	$266,200

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,285,638	$1,367,448

Translator license and equipment received as consideration	$332,000	$—

Class A common stock returned to treasury stock	$—	$13,515,406

Note receivable and accrued interest converted to investment	$—	$187,618

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

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to review the new guidance but expects the new guidance to result in (i) a significant increase in assets due to the recognition of right-of-use assets on the balance sheet and (ii) a significant increase in liabilities due to the recognition of lease liabilities on the balance sheet, however the amount of these increases will not be quantified until closer to the adoption date. The Company’s initial assessment, which is subject to change, is that the new guidance is not expected to have a significant impact on the statement of comprehensive income.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no impact on the condensed consolidated balance sheet as of June 30, 2018 or on the condensed

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consolidated statements of comprehensive income for the three and six months ended June 30, 2018. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. The Company does not expect the new guidance to have a material impact on its financial statements in future periods.

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

Asset Exchange

On December 19, 2017, the Company completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which the Company agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, the Company also paid $12.0 million in cash, which was partially financed with $6.0 million in borrowings from the Company’s credit facility and partially funded with $6.0 million in cash from operations. The asset exchange broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Boston radio market. Further information regarding the asset exchange is included in Note 3 to the consolidated financial statements contained in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 20, 2018.

The following unaudited pro forma information for the three and six months ended June 30, 2017 assumes that the acquisitions and dispositions had occurred on January 1, 2017. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2017 or of results that may occur in the future.

	Three months ended June 30, 2017	Six months ended June 30, 2017
Net revenue	$62,750,125	$119,848,124
Operating income	10,152,616	15,705,941
Net income	3,208,535	3,782,447
Basic and diluted net income per share	0.12	0.14

Pending Acquisition

On July 19, 2018, the Company entered into an asset purchase agreement to acquire WXTU-FM in Philadelphia, PA from Entercom Communications Corp. for $38.0 million in cash. The purchase price will be partially financed with borrowings from the Company’s credit facility and partially funded with cash from operations. On July 19, 2018, the Company also entered into a local marketing agreement (“LMA”) and began operating WXTU-FM on July 23, 2018. During the term of the LMA agreement, the Company will include net revenues and station operating expenses, including the associated LMA fee from operating WXTU-FM, in its consolidated financial statements. The acquisition, which is subject to approval by the Federal Communications Commission (“FCC”) and other customary closing conditions, is expected to close during the third or fourth quarter of 2018.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2017	2018
Term loan	$225,000,000	$220,000,000
Revolving credit facility	—	—
Capital lease obligations	630,874	598,864

	225,630,874	220,598,864
Less unamortized debt issuance costs	(10,850,972)	(9,910,220)

	214,779,902	210,688,644
Less current installments	(2,314,020)	(65,561)

	$212,465,882	$210,623,083

As of June 30, 2018, the credit facility consisted of a term loan with a remaining balance of $220.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2018, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.1% as of June 30, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.1% as of June 30, 2018 and matures on November 1, 2023.

As of December 31, 2017, the credit facility consisted of a term loan with a remaining balance of $225.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility and term loan carried interest, based on LIBOR, at 5.5% as of December 31, 2017.

Commencing with the year ending December 31, 2018, the credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when the Company’s Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when the Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when the Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of Excess Cash Flow are due 95 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

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

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $220.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the credit agreement.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$32,010
2019	67,101
2020	1,820,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$220,598,864

(5) Revenue

Revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Commercial advertising	$54,814,498	$53,414,405	$102,364,320	$101,116,875
Digital advertising	3,216,722	4,121,798	6,399,849	7,330,337
Other	2,982,194	4,089,093	5,989,796	8,331,711

	$61,013,414	$61,625,296	$114,753,965	$116,778,923

The Company recognizes revenue when it satisfies a performance obligation under a contract with an advertiser. The transaction price is allocated to performance obligations based on executed contracts which represent relative standalone selling prices. Payment is generally due within 30 days although certain advertisers are required to pay in advance. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. The Company has elected to use the practical expedient to expense sales commissions as incurred. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

	December 31,	June 30,
	2017	2018
Deferred revenue	$1,893,508	$3,305,989

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Losses on receivables	$722,882	$188,383	$838,779	$414,114

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

	December 31,	June 30,
	2017	2018
Trade sales receivable	$1,550,172	$1,475,097
Trade sales payable	1,276,170	1,423,413

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Trade sales revenue	$2,126,125	$1,736,658	$4,772,553	$3,619,088

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Digital advertising includes revenue from the sale of streamed commercial spots, station-owned assets and third party products. Each station-owned asset and third party product is considered a performance obligation. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed, or as the talent services are completed.

(6) Employee Benefit Plans

Effective May 31, 2017, the Company terminated the Greater Media, Inc. Pension Plan (the “Pension Plan”). In December 2017, lump sum payments were made from the trust to participants who elected to receive a lump sum payment. In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. As a result of the termination, the Company recognized a $1.0 million gain that was recorded in corporate general and administrative expenses for the six months ended June 30, 2018. This completes the recognition in earnings of the amount related to the Pension Plan that remained in accumulated other comprehensive income as of December 31, 2017.

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2018	434,002	$11.30
Granted	72,643	10.61
Vested	(7,310)	11.08
Forfeited	—	—

Unvested as of June 30, 2018	499,335	$10.57

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2018	165,486	$6.58
Granted	—	—
Vested	(8,700)	7.21
Forfeited	—	—

Unvested as of June 30, 2018	156,786	$6.54

As of June 30, 2018, there was $5.1 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) Income Taxes

The Company’s effective tax rate was approximately 52% and 28% for the three months ended June 30, 2017 and 2018, respectively, and approximately 25% and 57% for the six months ended June 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period. The effective tax rate for the three and six months ended June 30, 2017 also reflects a $0.9 million increase and a $2.0 million decrease due to the change in fair value of contingent consideration during the three and six months ended June 30, 2017, respectively.

(9) Related Party Transactions

On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and the Company contributed an additional $150,000 which maintained its ownership interest at approximately 20% of the outstanding units. The Company may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan.

On May 3, 2018, the Company entered into an agreement to lease a radio tower for one radio station in Tampa, FL from Beasley Family Towers, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreement requires monthly payments of $11,000 and expires on December 31, 2027 with an option to renew for four periods of five years each.

(10) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of June 30, 2018 was $220.6 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2017 was $225.6 million which approximated fair value based on current market interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. After completion of the acquisition of WXTU-FM from Entercom Communications, Corp., we will own and operate 64 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On July 19, 2018, we entered into an asset purchase agreement to acquire WXTU-FM in Philadelphia, PA from Entercom Communications Corp. for $38.0 million in cash. The purchase price will be partially financed with borrowings from our credit facility and partially funded with cash from operations. On July 19, 2018, we also entered into a local marketing agreement (“LMA”) and began operating WXTU-FM on July 23, 2018. During the term of the LMA agreement, we will include net revenues and station operating expenses, including the associated LMA fee, from operating WXTU-FM in our consolidated financial statements. The acquisition, which is subject to approval by the Federal Communications Commission (“FCC”) and other customary closing conditions, is expected to close during the third or fourth quarter of 2018.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill could become impaired;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	actions by the FCC or new legislation affecting the radio industry;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on our financial condition and results of operations;

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

Operating Expenses. Our operating expenses consist primarily of (i) programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our radio stations, (ii) general and administrative expenses, including compensation and other expenses, incurred at our corporate offices, and (iii) depreciation and amortization. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the second quarter of 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2017	2018	$	%
Net revenue	$61,013,414	$61,625,296	$611,882	1.0%
Station operating expenses	44,912,998	44,967,293	54,295	0.1
Corporate general and administrative expenses	4,488,482	4,440,299	(48,183)	(1.1)
Gain on disposition	3,977,449	—	(3,977,449)	(100.0)
Change in fair value of contingent consideration	(2,391,342)	—	2,391,342	100.0
Termination of postretirement benefits plan	1,812,448	—	(1,812,448)	(100.0)
Interest expense	4,752,044	3,805,575	(946,469)	(19.9)
Income tax expense	4,224,649	1,958,776	(2,265,873)	(53.6)
Net income	3,905,521	4,918,612	1,013,091	25.9

Net Revenue. Net revenue increased $0.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Significant factors affecting net revenue included $2.4 million in additional advertising revenue in Boston from the asset exchange completed on December 19, 2017, partially offset by a $0.5 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Net revenue for the three months ended June 30, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses during the three months ended June 30, 2018 were flat compared to the same period in 2017. However, station operating expenses for the three months ended June 30, 2018 included $2.3 million in additional expenses from the asset exchange, partially offset by a $0.5 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster and a $0.6 million decrease in station operating expenses at our Detroit market cluster. Station operating expenses for the three months ended June 30, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the three months ended June 30, 2018 were comparable to corporate general and administrative expenses for the same period in 2017.

Gain on Disposition. On May 1, 2017, we completed the disposition of our Greenville-New Bern-Jacksonville market cluster. As a result of the disposition we recorded a gain of $4.0 million during the three months ended June 30, 2017.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited decreased $1.2 million due to a change in our stock price over the three months ended June 30, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned decreased $1.2 million due to a change in our stock price over the three months ended June 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the three months ended June 30, 2017.

Interest Expense. Interest expense decreased $0.9 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The primary factors affecting interest expense was the decrease in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 52% and 28% for the three months ended June 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended June 30, 2017 also reflects a $0.9 million increase due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the three months ended June 30, 2018 was $4.9 million, an increase of $1.0 million compared to net income of $3.9 million during the three months ended June 30, 2017 as a result of the factors described above.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2017	2018	$	%
Net revenue	$114,753,965	$116,778,923	$2,024,958	1.8%
Station operating expenses	88,862,592	90,480,140	1,617,548	1.8
Corporate general and administrative expenses	7,718,579	7,722,772	4,193	0.1
Gain on dispositions, net	3,707,993	—	(3,707,993)	(100.0)
Change in fair value of contingent consideration	5,141,950	(4,415,925)	(9,557,875)	(185.9)
Termination of postretirement benefits plan	1,812,448	—	(1,812,448)	(100.0)
Interest expense	9,579,383	7,430,815	(2,148,568)	(22.4)
Income tax expense	3,809,791	2,339,277	(1,470,514)	(38.6)
Net income	11,392,017	1,757,420	(9,634,597)	(84.6)

Net Revenue. Net revenue increased $2.0 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Significant factors affecting net revenue included $6.8 million in additional advertising revenue in Boston from the asset exchange completed on December 19, 2017, partially offset by a $2.0 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Net revenue for the six months ended June 30, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $1.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Significant factors affecting station operating expenses included $6.3 million in additional expenses from the asset exchange, partially offset by a $1.8 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster and a $0.8 million decrease in station operating expenses at our Detroit market cluster. Station operating expenses for the six months ended June 30, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the six months ended June 30, 2018 were comparable to the same period in 2017. However, corporate general and administrative expenses included a $0.7 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices, offset by a $1.0 million gain as a result of the Greater Media pension plan termination.

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

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the forfeited shares decreased $2.9 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the forfeited shares were recorded in treasury stock. The fair value of the estimated number of shares to be forfeited increased $2.5 million over the six months ended June 30, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the returned shares decreased $1.6 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the returned shares were recorded in treasury stock. The fair value of the estimated number of shares to be returned increased $2.6 million over the six months ended June 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the six months ended June 30, 2017.

Interest Expense. Interest expense decreased $2.1 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The primary factors affecting interest expense was the decrease in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was approximately 25% and 57% for the six months ended June 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period. The effective tax rate for the six months ended June 30, 2017 also reflects a $2.0 million decrease due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the six months ended June 30, 2018 was $1.8 million, a decrease of $9.6 million compared to net income of $11.4 million during the six months ended June 30, 2017 as a result of the factors described above.

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

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $68,000 to repurchase 6,328 shares during the six months ended June 30, 2018.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $2.7 million during the six months ended June 30, 2018. Also, on May 31, 2018, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on July 6, 2018, to stockholders of record on June 29, 2018.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the six months ended June 30, 2017 and 2018 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2017	2018
Net cash provided by operating activities	$10,656,422	$10,982,567
Net cash provided by (used in) investing activities	32,139,890	(2,329,499)
Net cash used in financing activities	(46,074,363)	(7,753,709)

Net increase (decrease) in cash and cash equivalents	$(3,278,051)	$899,359

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $0.3 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Significant factors affecting this increase in net cash provided by operating activities included a $2.1 million decrease in interest payments, a $1.4 million decrease in income tax payments, and a $1.3 million decrease in expenses related to acquisitions and dispositions in 2017, partially offset by a $3.8 million decrease in cash receipts from the sale of advertising airtime and a $0.9 million increase in cash paid for corporate general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities during the six months ended June 30, 2018 included payments of $2.1 million for capital expenditures. Net cash provided by investing activities for the same period in 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte and Greenville-New Bern-Jacksonville, partially offset by payments of $1.6 million for capital expenditures and payments of $1.1 million for translator licenses.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2018 included repayments of $5.0 million under our credit facility and payments of $2.7 million for cash dividends. Net cash used in financing activities for the same period in 2017 included repayments of $43.0 million under our credit facility, payments of $2.6 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock.

Credit Facility. As of June 30, 2018, the credit facility consisted of a term loan with a remaining balance of $220.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2018, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) LIBOR plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.1% as of June 30, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.1% as of June 30, 2018 and matures on November 1, 2023.

Commencing with the year ending December 31, 2018, the credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when our Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of Excess Cash Flow are due 95 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of debt issuances.

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

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $220.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2018, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$32,010
2019	67,101
2020	1,820,326
2021	2,323,700
2022	2,253,332
Thereafter	214,102,395

Total	$220,598,864

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2017. There have been no material changes to the risks affecting our Company during the second quarter of 2018.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2018	1,675	$10.34	—	—
May 1 – 31, 2018	917	10.83	—	—
June 1 – 30, 2018	1,411	11.41	—	—

Total	4,003

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended June 30, 2018, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 6, 2018	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 6, 2018	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)