Form 10-Q
period 2018-09-30
BEASLEY BROADCAST GROUP INC
filed 2018-11-06
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class A Common Stock, $0.001 par value, 10,821,270 Shares Outstanding as of October 30, 2018

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 30, 2018

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2017	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,922,390	$9,979,501
Accounts receivable, less allowance for doubtful accounts of $1,623,408 in 2017 and $1,836,570 in 2018	42,669,351	46,784,485
Prepaid expenses	6,001,996	10,059,743
Merger consideration receivable	17,931,331	—
Other current assets	4,135,905	5,507,574

Total current assets	84,660,973	72,331,303
Property and equipment, net	59,318,933	58,514,125
FCC broadcasting licenses	489,186,679	516,585,379
Goodwill	15,275,264	25,377,447
Other intangibles, net	550,058	3,007,925
Other assets	5,726,874	5,957,487

Total assets	$654,718,781	$681,773,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,314,020	$66,331
Accounts payable	7,847,829	14,563,405
Other current liabilities	18,799,195	20,254,443

Total current liabilities	28,961,044	34,884,179
Due to related parties	759,041	686,507
Long-term debt, net of current installments and unamortized debt issuance costs	212,465,882	243,809,065
Deferred tax liabilities	115,282,931	117,502,879
Other long-term liabilities	11,083,683	10,961,413

Total liabilities	368,552,581	407,844,043
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,222,738 issued and 12,189,998 outstanding in 2017; 15,200,747 issued and 10,821,270 outstanding in 2018	15,223	15,201
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2017 and 2018	16,662	16,662
Additional paid-in capital	147,987,332	149,795,872
Treasury stock, Class A common stock; 3,032,740 shares in 2017; 4,379,477 shares in 2018	(16,667,085)	(30,267,980)
Retained earnings	154,389,494	154,680,213
Accumulated other comprehensive income (loss)	424,574	(310,345)

Total stockholders’ equity	286,166,200	273,929,623

Total liabilities and stockholders’ equity	$654,718,781	$681,773,666

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2017	2018
Net revenue	$58,902,050	$65,147,080

Operating expenses:
Station operating expenses (including stock-based compensation of $69,815 in 2017 and $156,338 in 2018 and excluding depreciation and amortization shown separately below)	42,481,721	50,351,099
Corporate general and administrative expenses (including stock-based compensation of $472,167 in 2017 and $301,116 in 2018)	4,026,521	3,665,865
Transaction expenses	—	110,901
Other operating expenses	290,581	—
Depreciation and amortization	1,453,167	1,693,073
Change in fair value of contingent consideration	(2,524,195)	—

Total operating expenses	45,727,795	55,820,938

Operating income	13,174,255	9,326,142
Non-operating income (expense):
Interest expense	(4,717,530)	(4,073,658)
Loss on modification of long-term debt	—	(281,021)
Other income (expense), net	46,219	(761,275)

Income before income taxes	8,502,944	4,210,188
Income tax expense	2,432,740	1,578,412

Net income	6,070,204	2,631,776
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $726)	(1,119)	—

Comprehensive income	$6,069,085	$2,631,776

Net income per Class A and B common share:
Basic and diluted	$0.22	$0.10
Dividends declared per common share	$0.045	$0.05
Weighted average shares outstanding:
Basic	27,705,736	27,351,587
Diluted	27,907,570	27,500,840

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2017	2018
Net revenue	$173,656,015	$181,926,003

Operating expenses:
Station operating expenses (including stock-based compensation of $203,530 in 2017 and $529,802 in 2018 and excluding depreciation and amortization shown separately below)	131,344,313	140,831,239
Corporate general and administrative expenses (including stock-based compensation of $1,310,147 in 2017 and $1,248,828 in 2018)	11,745,100	11,388,637
Transaction expenses	746,070	110,901
Other operating expenses	871,743	—
Depreciation and amortization	4,575,646	4,801,859
Change in fair value of contingent consideration	(7,666,145)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Termination of postretirement benefits plan	(1,812,448)	—

Total operating expenses	136,096,286	161,548,561

Operating income	37,559,729	20,377,442
Non-operating income (expense):
Interest expense	(14,296,913)	(11,504,473)
Loss on modification of long-term debt	—	(281,021)
Other income (expense), net	441,936	(285,063)

Income before income taxes	23,704,752	8,306,885
Income tax expense	6,242,531	3,917,689

Net income	17,462,221	4,389,196
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $16,463)	(25,364)	—
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $40,697)	(62,699)	—
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	—	(731,265)

Comprehensive income	$17,374,158	$3,657,931

Net income per Class A and B common share:
Basic and diluted	$0.63	$0.16
Dividends declared per common share	$0.135	$0.15
Weighted average shares outstanding:
Basic	27,690,199	27,469,904
Diluted	27,886,984	27,664,999

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:
Net income	$17,462,221	$4,389,196
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,513,677	1,778,630
Provision for bad debts	1,138,019	2,472,298
Depreciation and amortization	4,575,646	4,801,859
Change in fair value of contingent consideration	(7,666,145)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Termination of postretirement benefits plan	(1,812,448)	—
Termination of pension plan	—	(992,623)
Amortization of loan fees	1,640,424	1,415,549
Loss on modification of long-term debt	—	281,021
Deferred income taxes	5,785,088	2,481,306
Change in operating assets and liabilities:
Accounts receivable	1,697,994	(6,587,432)
Prepaid expenses	(2,146,627)	(4,057,747)
Other assets	921,482	(1,511,179)
Accounts payable	1,758,187	6,715,576
Other liabilities	(3,453,897)	212,056
Other operating activities	49,118	19,050

Net cash provided by operating activities	17,754,746	15,833,485

Cash flows from investing activities:
Payments for acquisitions	—	(39,520,000)
Capital expenditures	(2,962,466)	(3,346,558)
Proceeds from dispositions	35,000,000	—
Payments for translator licenses	(1,109,103)	(52,500)
Payments for investments	—	(150,000)
Loan to related party	(150,000)	—

Net cash provided by (used in) investing activities	30,778,431	(43,069,058)

Cash flows from financing activities:
Issuance of debt	—	35,000,000
Payments on debt	(49,045,808)	(7,048,014)
Payments of debt issuance costs	—	(553,062)
Dividends paid	(3,851,460)	(4,020,751)
Purchase of treasury stock	(506,410)	(85,489)

Net cash provided by (used in) financing activities	(53,403,678)	23,292,684

Net decrease in cash and cash equivalents	(4,870,501)	(3,942,889)
Cash and cash equivalents at beginning of period	20,325,415	13,922,390

Cash and cash equivalents at end of period	$15,454,914	$9,979,501

Cash paid for interest	$12,672,589	$9,993,376

Cash paid for income taxes	$2,021,125	$273,200

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,286,010	$1,367,761

Translator license and equipment received as consideration	$332,000	$—

Class A common stock returned to treasury stock	$—	$13,515,406

Note receivable and accrued interest converted to investment	$—	$187,618

Class A common stock issued for acquisition	$—	$29,888

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations, therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)	Recent Accounting Pronouncements

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the final stages of assessment of the new guidance but expects it to result in (i) a significant increase in assets due to the recognition of right-of-use assets on the balance sheet and (ii) a significant increase in liabilities due to the recognition of lease liabilities on the balance sheet, however the amount of these increases will not be quantified until closer to the adoption date. The Company’s initial assessment, which is subject to change, is that the new guidance is not expected to have a significant impact on the statement of comprehensive income.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no impact on the condensed consolidated balance sheet as of September 30, 2018 or on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. The Company does not expect the new guidance to have a material impact on its financial statements in future periods.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations had not been finalized as of the Acquisition Date, therefore an estimate of $3.6 million for net operating loss carryforwards was included in the purchase price. The accounting for this item was not finalized before the end of the measurement period, therefore any adjustment was to be recognized in current operations during the period in which the accounting was finalized. The evaluations were finalized during the third quarter of 2018 and an adjustment of $0.2 million was recognized in income tax expense during the three and nine months ended September 30, 2018.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Acquisition

On September 27, 2018, the Company completed the acquisition of WXTU-FM in Philadelphia from Entercom Communications Corp. for $38.0 million in cash. The purchase price was partially financed with $35.0 million in borrowings from the Company’s credit facility and partially funded with $3.0 million of cash from operations. On July 19, 2018, the Company also entered into a local marketing agreement (“LMA”) with Entercom Communications Corp. and began operating WXTU-FM on July 23, 2018. During the term of the LMA, the Company included net revenues and station operating expenses, including the associated LMA fee from operating WXTU-FM, in its consolidated financial statements. The LMA ended on September 27, 2018. The acquisition broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Philadelphia radio market.

The acquisition was accounted for as a business combination. The Company incurred transaction costs of $0.1 million.

The purchase price allocation is summarized as follows:

Property and equipment	$357,734
FCC broadcasting license	27,346,200
Goodwill	10,102,183
Other intangibles	193,883

$38,000,000

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost or market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the Federal Communications Commission (“FCC”) broadcasting licenses were estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station, and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	0.6% - 1.3%
Market revenue shares at maturity	5.4%
Operating income margins at maturity	30.5%
Discount rate	9.0%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $10.1 million allocated to goodwill is deductible for tax purposes.

The following unaudited pro forma information for the three and nine months ended September 30, 2017 and 2018 assumes that the acquisitions and dispositions had occurred on January 1, 2017. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2017 or of results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Net revenue	$67,354,259	$65,631,709	$193,482,282	$187,926,182
Operating income	13,816,564	10,555,269	32,834,524	28,781,994
Net income	5,097,542	3,274,153	10,200,662	10,086,885
Basic net income per share	0.18	0.12	0.37	0.37
Diluted net income per share	0.18	0.12	0.37	0.36

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2017	September 30, 2018
Term loan	$225,000,000	$253,000,000
Revolving credit facility	—	—
Capital lease obligations	630,874	582,859

	225,630,874	253,582,859
Less unamortized debt issuance costs	(10,850,972)	(9,707,463)

	214,779,902	243,875,396
Less current installments	(2,314,020)	(66,331)

	$212,465,882	$243,809,065

As of September 30, 2018, the credit facility consisted of a term loan with a remaining balance of $253.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2018, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.2% as of September 30, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.2% as of September 30, 2018 and matures on November 1, 2023.

On September 27, 2018, the Company borrowed an additional $35.0 million under its current term loan. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. In connection with the additional borrowings, the Company recorded a loss on modification of long-term debt of $0.3 million during the third quarter of 2018.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $253.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$16,005
2019	67,101
2020	633,116
2021	2,684,940
2022	2,614,572
Thereafter	247,567,125

Total	$253,582,859

(5)	Stockholders’ Equity

The changes in stockholders’ equity for the three and nine months ended September 30, 2017 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Beginning balance	$211,719,400	$272,195,359	$202,491,623	$286,166,200
Issuance of common stock	—	29,888	—	29,888
Stock-based compensation	541,982	457,454	1,513,677	1,778,630
Purchase of treasury stock	(28,408)	(17,093)	(506,410)	(13,600,895)
Net income	6,070,204	2,631,776	17,462,221	4,389,196
Cash dividends	(1,286,010)	(1,367,761)	(3,857,060)	(4,102,131)
Other comprehensive loss	(1,180)	—	(88,063)	(731,265)

Ending balance	$217,015,988	$273,929,623	$217,015,988	$273,929,623

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Revenue

Revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Commercial advertising	$52,162,713	$56,644,127	$154,527,033	$157,761,002
Digital advertising	3,311,548	3,496,136	9,711,397	10,826,473
Other	3,427,789	5,006,817	9,417,585	13,338,528

	$58,902,050	$65,147,080	$173,656,015	$181,926,003

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

	December 31, 2017	September 30, 2018
Deferred revenue	$1,893,508	$2,718,519

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Losses on receivables	$354,814	$1,845,022	$1,193,593	$2,259,136

Commercial advertising includes revenue from the sale or trade of aired commercial spots to advertisers directly or through national, regional or local advertising agencies. Each commercial spot is considered a performance obligation. Revenue is recognized when the commercial spots have aired. Trade sales are recorded at the estimated fair value of the goods or services received. If commercial spots are aired before the goods or services are received then a trade sales receivable is recorded. If goods or services are received before the commercial spots are aired then a trade sales payable is recorded.

	December 31, 2017	September 30, 2018
Trade sales receivable	$1,550,172	$1,563,809
Trade sales payable	1,276,170	1,315,712

	Three months ended September 30,		Nine months ended September 30,
	2017	2018	2017	2018
Trade sales revenue	$2,144,090	$2,790,888	$6,916,643	$6,409,976

Digital advertising includes revenue from the sale of streamed commercial spots, station-owned assets and third party products. Each streamed commercial spot, station-owned asset and third party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed, or as the talent services are completed.

(7)	Employee Benefit Plans

Effective May 31, 2017, the Company terminated the Greater Media, Inc. Pension Plan (the “Pension Plan”). In December 2017, lump sum payments were made from the trust to participants who elected to receive a lump sum payment. In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. As a result of the termination, the Company recognized a $1.0 million gain that was recorded in corporate general and administrative expenses for the nine months ended September 30, 2018. This completed the recognition in earnings of the amount related to the Pension Plan that remained in accumulated other comprehensive income as of December 31, 2017.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2018	499,335	$10.57
Granted	48,444	6.66
Vested	1,143	12.27
Forfeited	(4,500)	10.65

Unvested as of September 30, 2018	544,422	$9.57

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2018	156,786	$6.54
Granted	—	—
Vested	(7,500)	4.90
Forfeited	(24,286)	5.51

Unvested as of September 30, 2018	125,000	$6.85

As of September 30, 2018, there was $4.8 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(9)	Income Taxes

The Company’s effective tax rate was approximately 29% and 37% for the three months ended September 30, 2017 and 2018, respectively, and approximately 26% and 47% for the nine months ended September 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period. The effective tax rate for the three and nine months ended September 30, 2017 also reflects a $1.0 million decrease and a $3.0 million decrease due to the change in fair value of contingent consideration during the three and nine months ended September 30, 2017, respectively.

(10)	Related Party Transactions

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreement requires monthly payments of $11,000 and expires on December 31, 2027 with an option to renew for four periods of five years each.

(11)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of September 30, 2018 was $253.6 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2017 was $225.6 million which approximated fair value based on current market interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a radio broadcasting company whose primary business is operating radio stations throughout the United States. We own and operate 64 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

Recent Developments

On September 27, 2018, we completed the acquisition of WXTU-FM in Philadelphia from Entercom Communications Corp. for $38.0 million in cash. The purchase price was partially financed with $35.0 million in borrowings from our credit facility and partially funded with $3.0 million of cash from operations. On July 19, 2018, we also entered into a local marketing agreement (“LMA”) with Entercom Communications Corp. and began operating WXTU-FM on July 23, 2018. During the term of the LMA, we included net revenues and station operating expenses, including the associated LMA fee from operating WXTU-FM, in our consolidated financial statements. The LMA ended on September 27, 2018.

On September 27, 2018, we borrowed an additional $35.0 million under our current term loan. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. In connection with the additional borrowings, we recorded a loss on modification of long-term debt of $0.3 million during the third quarter of 2018.

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

We also continue to invest in digital support services to develop and promote our radio station websites, applications, and other distribution platforms. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. We also generate revenue from selling other digital products.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the third quarter of 2018.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2017	2018	$	%
Net revenue	$58,902,050	$65,147,080	$6,245,030	10.6%
Station operating expenses	42,481,721	50,351,099	7,869,378	18.5
Corporate general and administrative expenses	4,026,521	3,665,865	(360,656)	(9.0)
Change in fair value of contingent consideration	2,524,195	—	(2,524,195)	(100.0)
Interest expense	4,717,530	4,073,658	(643,872)	(13.6)
Other income (expense), net	46,219	(761,275)	(807,494)	(1747.1)
Income tax expense	2,432,740	1,578,412	(854,328)	(35.1)
Net income	6,070,204	2,631,776	(3,438,428)	(56.6)

Net Revenue. Net revenue increased $6.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Significant factors affecting net revenue included $5.0 million in additional advertising revenue in Boston primarily from the asset exchange completed on December 19, 2017, $2.0 million in additional advertising revenue in Philadelphia primarily from the local marketing agreement for WXTU-FM in Philadelphia, and a $0.6 million increase in advertising revenue from our Tampa-Saint Petersburg market cluster, partially offset by a $0.7 million decrease in advertising revenue from our Detroit market cluster, and a $0.6 million decrease in advertising revenue from our Charlotte market cluster. Net revenue for the three months ended September 30, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $7.9 million during the three months ended September 30, 2018 as compared to the same period in 2017. Significant factors affecting station operating expenses for the three months ended September 30, 2018 included $4.8 million in additional expenses primarily from the asset exchange in Boston, $1.5 million in additional expenses primarily from the local marketing agreement for WXTU-FM in Philadelphia, and a $1.0 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the three months ended September 30, 2018 also included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Station operating expenses for the three months ended September 30, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased $0.4 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to a $0.2 million decrease in compensation expense, and a $0.2 million decrease in contract services.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the estimated number of shares to be forfeited increased $1.3 million due to a change in our stock price over the three months ended September 30, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the estimated number of shares to be returned increased $1.2 million due to a change in our stock price over the three months ended September 30, 2017.

Interest Expense. Interest expense decreased $0.6 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The primary factors affecting interest expense was the decrease in long-term debt outstanding and the applicable interest rate.

Other Income (Expense), Net. Other income (expense), net decreased $0.8 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to expenses of $0.8 million related to a shelf offering.

Income Tax Expense. Our effective tax rate was approximately 29% and 37% for the three months ended September 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended September 30, 2017 also reflects a $1.0 million decrease due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the three months ended September 30, 2018 was $2.6 million, a decrease of $3.4 million compared to net income of $6.1 million during the three months ended September 30, 2017 as a result of the factors described above.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2017	2018	$	%
Net revenue	$173,656,015	$181,926,003	$8,269,988	4.8%
Station operating expenses	131,344,313	140,831,239	9,486,926	7.2
Corporate general and administrative expenses	11,745,100	11,388,637	(356,463)	(3.0)
Gain on dispositions, net	3,707,993	—	(3,707,993)	(100.0)
Change in fair value of contingent consideration	7,666,145	(4,415,925)	(12,082,070)	(157.6)
Termination of postretirement benefits plan	1,812,448	—	(1,812,448)	(100.0)
Interest expense	14,296,913	11,504,473	(2,792,440)	(19.5)
Other income (expense), net	441,936	(285,063)	(726,999)	(164.5)
Income tax expense	6,242,531	3,917,689	(2,324,842)	(37.2)
Net income	17,462,221	4,389,196	(13,073,025)	(74.9)

Net Revenue. Net revenue increased $8.3 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Significant factors affecting net revenue included $11.8 million in additional advertising revenue in Boston primarily from the asset exchange completed on December 19, 2017 and $2.0 million in additional advertising revenue in Philadelphia primarily from the local marketing agreement for WXTU-FM in Philadelphia, partially offset by a $2.0 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017, a $1.2 million decrease in advertising revenue from our Charlotte market cluster, a $1.1 million decrease in advertising revenue from our Detroit market cluster, and a $0.9 million decrease in advertising revenue from our New Jersey market cluster. Net revenue for the nine months ended September 30, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $9.5 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Significant factors affecting station operating expenses included $11.1 million in additional expenses primarily from the asset exchange in Boston and $1.3 million in additional expenses primarily from the local marketing agreement for WXTU-FM in Philadelphia, partially offset by a $1.8 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster and a $0.8 million decrease in station operating expenses at our Detroit market cluster. Station operating expenses for the nine months ended September 30, 2018 also included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Station operating expenses for the nine months ended September 30, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased $0.4 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The primary factors affecting corporate general and administrative expenses included a $0.6 million increase in cash compensation expense, which was primarily due to an increase in the number of employees at our corporate offices, offset by a $1.0 million gain as a result of the Greater Media pension plan termination.

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

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the forfeited shares decreased $2.9 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the forfeited shares were recorded in treasury stock. The fair value of the estimated number of shares to be forfeited increased $3.8 million over the nine months ended September 30, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the returned shares decreased $1.6 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the returned shares were recorded in treasury stock. The fair value of the estimated number of shares to be returned increased $3.9 million over the nine months ended September 30, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the nine months ended September 30, 2017.

Interest Expense. Interest expense decreased $2.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The primary factors affecting interest expense was the decrease in long-term debt outstanding and the applicable interest rate.

Other Income (Expense), Net. Other income (expense), net decreased $0.7 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to expenses of $0.8 million related to a shelf offering.

Income Tax Expense. Our effective tax rate was approximately 26% and 47% for the nine months ended September 30, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended

September 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period. The effective tax rate for the nine months ended September 30, 2017 also reflects a $3.0 million decrease due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the nine months ended September 30, 2018 was $4.4 million, a decrease of $13.1 million compared to net income of $17.5 million during the nine months ended September 30, 2017 as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, maintenance of our broadcasting towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $85,000 to repurchase 8,578 shares during the nine months ended September 30, 2018.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $4.0 million during the nine months ended September 30, 2018. Also, on August 22, 2018, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on October 5, 2018, to stockholders of record on September 28, 2018.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2017 and 2018 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,
	2017	2018
Net cash provided by operating activities	$17,754,746	$15,833,485
Net cash provided by (used in) investing activities	30,778,431	(43,069,058)
Net cash provided by (used in) financing activities	(53,403,678)	23,292,684

Net decrease in cash and cash equivalents	$(4,870,501)	$(3,942,889)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $1.9 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Significant factors affecting this decrease in net cash provided by operating activities included a $6.9 million increase in cash paid for station operating expenses, partially offset by a $2.7 million decrease in interest payments, and a $1.7 million decrease in income tax payments.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2018 included a payment of $38.0 million for the acquisition of WXTU-FM, payments of $3.3 million for capital expenditures, and payments of $1.5 million for other acquisitions. Net cash provided by investing activities for the same period in 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte and Greenville-New Bern-Jacksonville, partially offset by payments of $3.0 million for capital expenditures and payments of $1.1 million for translator licenses.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2018 included proceeds of $35.0 million from the issuance of indebtedness used for the acquisition of WXTU-FM, partially offset by repayments of $7.0 million under our credit facility, payments of $4.0 million for cash dividends, and payments of $0.6 million for debt issuance costs related to the additional borrowing. Net cash used in financing activities for the same period in 2017 included repayments of $49.0 million under our credit facility, payments of $3.9 million for cash dividends and payments of $0.5 million for repurchases of our Class A common stock.

Credit Facility. As of September 30, 2018, the credit facility consisted of a term loan with a remaining balance of $253.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of September 30, 2018, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) LIBOR plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.2% as of September 30, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.2% as of September 30, 2018 and matures on November 1, 2023.

On September 27, 2018, we borrowed an additional $35.0 million under our current term loan. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. In connection with the additional borrowings, we recorded a loss on modification of long-term debt of $0.3 million during the third quarter of 2018.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2018 through December 31, 2018, the maximum First Lien Leverage Ratio is 6.0x. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $253.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2018, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the remainder of 2018, the next four years and thereafter are as follows:

2018	$16,005
2019	67,101
2020	633,116
2021	2,684,940
2022	2,614,572
Thereafter	247,567,125

Total	$253,582,859

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2017. There have been no material changes to the risks affecting our Company during the third quarter of 2018.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2018	—	—	—	—
August 1 – 31, 2018	375	$7.08	—	—
September 1 – 30, 2018	1,875	7.70	—	—

Total	2,250

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended September 30, 2018, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 1, 2018, Beasley Mezzanine Holdings, LLC, a wholly owned subsidiary of the Company, entered into an Amendment (the “Amendment”) to its previously existing Employment Agreement dated June 8, 2017, with Marie Tedesco, Chief Financial Officer of the Company. The Amendment provides Ms. Tedesco with a base salary of $350,000, with the potential for an increase to $400,000 on August 1, 2019. The Amendment also provides Ms. Tedesco with the opportunity to earn an annual performance-based bonus award of 40% of her base salary. No other changes were made to previously existing Employment Agreement.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Incremental Term Loan Amendment to Credit Agreement, dated August 24, 2018, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018.

10.2	Amendment dated November 1, 2018, to the executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 6, 2018	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 6, 2018	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)