Form 10-K
period 2018-12-31
BEASLEY BROADCAST GROUP INC
filed 2019-02-19
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $52,792,021 based on the number of shares outstanding as of such date and the closing price of $11.20 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 10,907,934 Shares Outstanding as of February 8, 2019

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February 8, 2019

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2019 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing market-leading clusters of radio stations in each of our markets. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Current FCC rules and regulations do not permit us to add more AM or FM radio stations to our Augusta, GA market cluster, or more FM radio stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Philadelphia, PA, and Tampa-Saint Petersburg, FL market clusters.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulations administered by the Federal Communications Commission (the “FCC”). Among other things, the FCC:

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

The FCC has the power to impose penalties for violations of its rules that are implemented pursuant to the Communications Act of 1934, as amended (the “Communications Act”), including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of conditions on the renewal of a license, and, in egregious cases, non-renewal of licenses and the revocation of licenses.

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

FCC Licenses.    Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed. The most recent renewal cycle started in June 2011 and concluded in April 2014. A new renewal cycle will begin in June 2019 and conclude in April 2022. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

Several years ago, the FCC authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. Current FCC requirements call for surrender of either the expanded band license or the existing band license. This surrender obligation is currently suspended. As part of an Order released in October 2015 with respect to revitalization of the AM band (the “AM Improvement Order”) the FCC adopted a Notice of Proposed Rulemaking seeking comment on its tentative conclusion that licensees that have not yet surrendered one of their licenses be required to do so. The surrender of either license will have no material impact on our results of operations or financial condition. As part of the AM Improvement Order, the FCC also launched a Notice of Inquiry with respect to the AM expanded band. The NOI sought comments regarding the FCC’s tentative conclusion that AM expanded band licenses should be made available to additional stations and whether technical parameters applicable to expanded band stations should be modified. In October 2018, the FCC released a Notice of Proposed Rulemaking as part of its AM revitalization efforts that proposes to decrease the protections afforded to Class A AM stations, also known as clear channel AM stations. These stations are high-powered (broadcasting with 50 kilowatts) and receive broad interference protections during the daytime and nighttime, and, because of the technical characteristics of the AM band, can often be heard thousands of miles from their transmitter sites during nighttime hours. The Notice of Proposed Rulemaking questions whether the interference protections afforded to clear channel Class A stations remain necessary and suggests that eliminating some of the protections would allow certain AM stations who provide localized service to increase power.

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

The AM Improvement Order implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, in an effort to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. During these windows an AM station was permitted to modify one FM translator to move it up to 250 miles from its authorized site and operate the translator on any non-reserved band FM channel in the AM station’s market, subject to coverage and interference rules. AM stations that received an FM translator station license pursuant to one of the windows are required to rebroadcast the paired AM station on the modified FM translator for four years. Several of our AM Stations filed applications during these windows and received licenses for translators. Following the conclusion of the two windows permitting existing translators to be modified, the FCC opened two windows for AM stations that did not participate in the modification windows to apply for new translators. We acquired a translator for one of our AM stations during the first window. Because translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations.

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

Indecency Regulation.    The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $407,270 per incident and $3,759,410 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Multiple Ownership Rules.    The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The FCC’s ownership rules that are currently in effect and apply to our broadcast holdings are briefly summarized below.

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

For stations located in a market in which the Nielsen Audio ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Kelsey reports assign the affected radio stations. For stations that are not in a Nielsen Audio market, the market definition is based on technical service areas. The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous (contour based) multiple ownership rules, but do not comply with the current limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited.

Ownership Attribution.    The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other entity. An “attributable” interest for purposes of the FCC’s broadcast ownership rules generally includes: (i) equity and debt interests which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or has an attributable same-market media interest, whether television or radio; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or its direct or indirect parent. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual controls 50% or more of that corporation’s voting stock.

Foreign Ownership Rules.    The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. In the past, the FCC has interpreted the 25% foreign ownership limit for holding companies as an absolute prohibition. In November 2013, however, the FCC issued a Declaratory Ruling clarifying that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In 2016, the FCC adopted streamlined rules and procedures for the filing and review of requests to permit foreigners to own more than 25% of a holding company’s equity. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The new rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. Broadcast licensees are required to obtain specific approval from the FCC before any foreign entity or individual acquires more than 5% of the licensee’s equity or voting rights. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. This change will make it easier for broadcast licensees to seek foreign investors. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions. For example, the certificate of incorporation provides for the redemption of shares of our capital stock by action of the board of directors to the extent necessary to comply with these alien ownership restrictions.

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

Quadrennial Review of Ownership Rules.    The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The Order readopted an Order the FCC released in 2014 which confirmed that Joint Sales Agreements (“JSAs”) between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations can request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market. Several parties filed petitions requesting the FCC to reconsider its August 2016 Order. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations, but did not make any changes to the local radio rules other than with respect to stations in embedded markets. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership orders issued by the FCC. Pursuant to a briefing scheduled adopted by the Third Circuit, briefs of the parties and intervenors will be filed by the end of March 2019. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any proposals but seeks comment regarding whether the local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule that would impact our holdings.

Programming and Operations.    The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. Under changes to the FCC rules implemented in 2017 and 2018, all of our radio stations are required to maintain their public inspection files online on an FCC maintained website rather than in their physical studios. This means that the materials in these stations’ public files are more widely accessible. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

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

Proposed and Recent Changes.    Congress and the FCC are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

•	changes in the FCC’s multiple-ownership rules and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	changes in laws with respect to foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting, including free airtime to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

•	proposals to restrict or prohibit the advertising of online casinos, online sports betting services and fantasy sports services;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and

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

Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require certain television stations that do not relinquish spectrum in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs.

The FCC adopted rules concerning the incentive auction for broadcast television spectrum and the repacking of the television band. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The incentive auction concluded in April 2017 when the FCC issued a Public Notice announcing the television stations that had relinquished spectrum in the auction and the stations that are being repacked to different channels and establishing deadlines for stations being repacked to file applications to modify their facilities and complete construction of authorized repacked facilities. The FCC will reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. However, in March 2018, Congress authorized an additional $1.0 billion to be used for reimbursements related to repacking and directed that of that amount not more than $50.0 million of that amount could be used to reimburse FM stations that share towers with television stations being repacked and are required to modify their facilities on a temporary or permanent basis to accommodate changes made by the television stations. In August 2018, the FCC issued a Notice of Proposed Rulemaking proposing to adopt procedures to implement reimbursements to FM stations as well as to low power television and television translator stations that will be displaced, which is pending. In connection with the repacking process as required by the FCC it is possible that some of our FM stations will be required to operate from interim facilities during the period that television stations that they share tower space with are modifying their facilities.

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

Employees

As of February 8, 2019, we had a staff of 810 full-time employees and 678 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. These agreements apply only to certain of our employees at two radio station in Philadelphia. One of the collective bargaining agreements expires on March 31, 2019 then automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date while the other agreement automatically renews for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one radio station in Boston. The initial term of the collective bargaining agreement expires on July 16, 2021 then automatically renews for successive one-year periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

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

•	increased competition for advertising revenues from Amazon, Apple, Facebook and Google; and

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers, and other forms of advertising. Our radio stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Facebook and Google.

Our radio stations could suffer a reduction in audience ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another radio station in a market was to convert its programming to a format similar to, and thereby compete more directly with, one of our radio stations;

•	a new radio station was to adopt a comparable format or if an existing competitor were to improve its audience share; or

•	a current or new advertising alternative increased its share of local or national advertising revenue.

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

If we are unable to develop compelling and differentiated digital content, products and services, our advertising revenues could be adversely affected.

In order to attract consumers and generate increased activity on our digital properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing, and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our digital users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues. In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our digital department, we may not be able to attract and increase the engagement of digital consumers on our digital properties.

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of alternate media platforms, technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory change may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	home and personal digital audio devices (e.g. smart phones, tablets, smart speakers);

•	satellite delivered digital audio radio services that offer numerous programming channels;

•	internet-based audio music services;

•	audio programming by internet content providers, internet radio stations, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and

•	vehicles equipped with internet connectivity that increase the number of audio and video platforms available in vehicles (e.g. ATSC 3.0 technology).

These and other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

Such new media and technology has resulted in increased fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have across our business or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute in these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.

We are dependent on federally-issued licenses to operate our radio stations and are subject to extensive federal regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us. A renewal cycle for radio station licenses will begin in June 2019 and conclude in April 2022.

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $407,270 per incident and $3,759,410 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. In April 2013, the FCC requested comments on its indecency policy. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Legislation has been introduced in previous Congresses that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. It is possible that such legislation will be introduced in the current Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), Global Music Rights (“GMR”), SESAC, Inc. (“SESAC”) and Sound Exchange. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

The FCC’s Incentive Auctions may result in a loss of spectrum for broadcast stations and potentially adversely impact our ability to compete by potentially increasing spectrum for use by wireless carriers.

Federal legislation was enacted in February 2012 that, among other things, authorized the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs.

Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers bid to acquire spectrum from the government in a related “forward” auction. The incentive auction concluded in April 2017 when the FCC issued a Public Notice announcing the television stations that had relinquished spectrum in the auction and the stations to be repacked to different channels and establishing deadlines for stations being repacked to file applications to modify their facilities and complete construction of authorized repacked facilities. The FCC will reimburse stations for reasonable relocation costs. The original reimbursement limit applicable to all television stations being repacked was $1.75 billion. In March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that not more than $50 million of that amount could be used to reimburse FM stations that share towers with television stations being repacked and are required to modify their facilities on a temporary or permanent basis to accommodate changes that television stations being repacked are required to make to their transmission facilities. We cannot predict whether the $50 million authorized will be sufficient to reimburse radio stations for all costs incurred as a result of the repacking process.

We depend on selected market clusters of radio stations for a material portion of our net revenue.

The radio stations located in Boston, MA, Philadelphia, PA and Tampa-Saint Petersburg, FL contributed 58.8% of our net revenue in 2018. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our results from operations, cash flows or financial position.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our results from operations, cash flows or financial position. We also maintain reserves to cover the uncollectibilty of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient.

A future impairment of our FCC broadcasting licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2018, our FCC broadcasting licenses and goodwill represented 79.6% of our total assets. We are required to test our FCC broadcasting licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses and goodwill might be impaired which may result in future impairment losses. The valuation of our FCC broadcasting licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC broadcasting licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations. For further discussion, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our stockholders’ equity. As of December 31, 2018, we had long-term debt of $252.0 million and stockholders’ equity of $275.0 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our ability to reduce our Total Leverage Ratio (as defined in our credit agreement) by increasing operating cash flows and/or decreasing long-term debt will determine how much, if any, of the remaining commitments under our credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our Total Leverage Ratio and we may not be permitted to make any additional borrowings under our credit facility. Any additional borrowings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us or at all.

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

Florida is susceptible to hurricanes and we have our corporate offices and 14 radio stations located there. These radio stations contributed 15.4% of our net revenue in 2018. Although the 2018 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and other radio stations located along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

We increasingly rely on technology to operate our business, including our own information technology systems and the information technology systems and technology of our third party providers. The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed.

Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, and, increasingly, technological risks associated with computer system or network failures, viruses or malware, physical or electronic intrusions, and unauthorized access associated with cyber-attacks. We have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and attempted denial of service attacks, and future attacks are likely to occur. While no cyber-attack has had a material impact thus far, if successful, these types of attacks could have a material adverse effect on our financial condition, results of operations and cash flows, due to, among other things, the loss of customer data, interruptions to our operations, and damage to our reputation.

In addition, our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to similar risks of damage or disruption. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 59.4% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, third amended and restated bylaws or applicable law.

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

As of February 8, 2019, we own or lease property for our radio stations in the following locations:

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

Holders

As of February 8, 2019, there were approximately 130 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of Class A common stock holders does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid quarterly cash dividends in an aggregate annual amount of $5.1 million in 2017 and $5.4 million in 2018. On December 3, 2018, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 8, 2019 to stockholders of record on December 31, 2018. We intend to pay quarterly cash dividends in 2019, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2018	—	—	—	$—
November 1 – 30, 2018	3,750	$6.32	—	—
December 1 – 31, 2018	42,800	3.64	—	—

Total	46,550

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended December 31, 2018, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the radio industry;

•	our dependence on selected market clusters of radio stations for a material portion of our net revenue;

•	credit risk on our accounts receivable;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on our financial condition and results of operations;

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2018. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Broadcasting Licenses. As of December 31, 2018, FCC broadcasting licenses with an aggregate carrying amount of $516.7 million represented 75.9% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. In 2018, we elected to perform the quantitative impairment test for our licenses in all markets. The quantitative impairment test, performed as of November 30, 2018, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

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

As of November 30, 2018, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(0.8)% – 1.4%
Market revenue shares at maturity	1.1% – 42.0%
Operating income margins at maturity	20.4% – 38.6%
Discount rate	9.0%

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

The carrying amount of our FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$4,802,000	5.7%
Augusta, GA	6,113,075	121.1
Boston, MA	137,856,160	12.6
Charlotte, NC	58,584,551	21.0
Detroit, MI	16,822,600	94.2
Fayetteville, NC	8,974,679	63.5
Fort Myers-Naples, FL	9,555,146	43.3
Las Vegas, NV	37,374,212	16.8
Middlesex, Monmouth, Morristown, NJ	23,533,900	7.4
Philadelphia, PA	119,674,192	11.4
Tampa-Saint Petersburg, PA	61,787,351	35.3
West Palm Beach-Boca Raton, FL	12,161,688	4.3
Wilmington, DE	19,496,000	6.0

As a result of the quantitative impairment test performed as of November 30, 2018, we recorded no impairment losses related to our FCC broadcasting licenses for these reporting units. However, there can be no assurance that impairments of our FCC broadcasting licenses will not occur in future periods.

Defined Benefit Plan and Other Postretirement Benefits. The costs and liabilities of the defined benefit plan and other postretirement benefits are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate, rate of return on plan assets, and mortality rates. The discount rate is based on matching the cash flows of the plan to the Citigroup Pension Discount Curve. The long-term rate of return on plan assets was selected based on input from the investment advisor and publicly available survey information on expected returns by asset class. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The pension plan and supplemental employee retirement plan (“SERP”) are both frozen so future employment does not change the benefit amounts. The postretirement medical and life insurance benefits were not impacted by the healthcare cost trend assumption because the reimbursements to retirees are fixed amounts. Actual results will differ from results which are estimated based on assumptions. Effective May 31, 2017, the Company terminated the pension plan and postretirement medical and life insurance benefits. See Note 10 to the accompanying financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following summary table presents a comparison of our results of continuing operations for the years ended December 31, 2017 and 2018 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2017	2018	$	%
Net revenue	$232,179,463	$257,494,599	$25,315,136	10.9%
Station operating expenses	174,822,164	195,752,948	20,930,784	12.0
Corporate general and administrative expenses	15,832,406	16,290,535	458,129	2.9
Change in fair value of contingent consideration	10,053,754	(4,415,925)	(14,469,679)	(143.9)
Gain on dispositions, net	3,707,993	—	(3,707,993)	(100.0)
Gain on exchange	11,803,585	—	(11,803,585)	(100.0)
Termination of postretirement benefits plan	1,812,448	—	(1,812,448)	(100.0)
Interest expense	18,430,072	16,006,461	(2,423,611)	(13.2)
Loss on modification of long-term debt	3,954,035	281,021	(3,673,014)	(92.9)
Income tax expense (benefit)	(48,228,290)	11,695,546	59,923,836	124.3
Net income	87,131,169	6,481,049	(80,650,120)	(92.6)

Net Revenue. Net revenue increased $25.3 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Significant factors affecting net revenue included $21.3 million in additional advertising revenue in the Boston market cluster primarily from the asset exchange completed on December 19, 2017 and $6.2 million in additional advertising revenue in the Philadelphia market cluster primarily from the local marketing agreement and subsequent acquisition of WXTU-FM, partially offset by a $2.0 million decrease due to the disposition of our Greenville-New Bern-Jacksonville market cluster on May 1, 2017. Net revenue for the year ended December 31, 2018 also included $4.4 million of political advertising from the 2018 elections. Net revenue for the year ended December 31, 2018 was comparable to net revenue for the same period in 2017 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $20.9 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Significant factors affecting station operating expenses included $19.8 million in additional expenses primarily from the asset exchange in Boston and $3.2 million in additional expenses primarily from the local marketing agreement and subsequent acquisition of WXTU-FM in Philadelphia, partially offset by a $1.8 million decrease in station operating expenses due to the disposition of our Greenville-New Bern-Jacksonville market cluster. Station operating expenses for the year ended December 31, 2018 also included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Station operating expenses for the year ended December 31, 2018 were comparable to station operating expenses for the same period in 2017 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses during the year ended December 31, 2018 were comparable to corporate general and administrative expenses for the same period in 2017.

Change in Fair Value of Contingent Consideration. In connection with the acquisition of Greater Media, a certain number of shares of our Class A common stock placed in escrow on the acquisition date were forfeited based on a working capital adjustment. The fair value of the forfeited shares decreased $2.9 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the forfeited shares were recorded in treasury stock. The fair value of the estimated number of shares to be forfeited increased $2.6 million over the year ended December 31, 2017. In addition, a number of shares of our Class A common stock were returned to us by the former stockholders of Greater Media based on certain proceeds from the sale of Greater Media’s tower assets. The fair value of the returned shares decreased $1.6 million due to a change in our stock price from January 1, 2018 to March 15, 2018, the date the returned shares were recorded in treasury stock. The fair value of the estimated number of shares to be returned increased $7.4 million over the year ended December 31, 2017.

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

Gain on Exchange. On December 19, 2017, we completed an asset exchange with CBS Radio Stations, Inc., Entercom Boston, LLC, and The Entercom Divestiture Trust under which we agreed to exchange all of the assets used or useful in the operations of WMJX-FM in Boston, MA for all of the assets used or useful in the operations of WBZ-FM in Boston, MA. In addition, we also paid $12.0 million in cash. As a result of the exchange, we recorded a gain on exchange of $11.8 million during the year ended December 31, 2017.

Termination of Postretirement Benefits Plan. Effective May 31, 2017, we terminated the Greater Media postretirement medical and life insurance benefits plan. As a result of the plan termination, we reversed the accrued liability of $1.8 million during the year ended December 31, 2017.

Interest Expense. Interest expense decreased $2.4 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The primary factor affecting interest expense was the decrease in the applicable interest rate.

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $0.3 million during the year ended December 31, 2018, resulting from additional borrowings from our credit facility to partially fund the acquisition of WXTU-FM on September 23, 2018. We recorded a loss on modification of long-term debt of $4.0 million during the year ended December 31, 2017, resulting from entering into a new credit agreement on November 17, 2017.

Income Tax Expense. Our effective tax rate was approximately (124)% and 64% for the years ended December 31, 2017 and 2018, respectively. These rates differ from the federal statutory rate of 35% and 21% in 2017 and 2018, respectively, due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2018 also reflects a $3.4 million increase in the valuation allowance primarily related to net operating losses, and a $1.2 million increase due to the change in fair value of contingent consideration. The effective tax rate for the year ended December 31, 2017 also reflects a $59.7 million decrease primarily due to a change in the federal tax rate from 35% to 21% under the Tax Cuts and Jobs Act and a revaluation of deferred tax assets and liabilities using the new rate and a $4.0 million decrease due to the change in fair value of contingent consideration.

Net Income. Net income during the year ended December 31, 2018 was $6.5 million, a decrease of $80.7 million compared to net income of $87.1 million during the year ended December 31, 2017 as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility (as defined below). Our primary liquidity needs have been, and for the next twelve months and thereafter, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our studio and office space and the technological improvement, including upgrades necessary to broadcast HD Radio, maintenance of our broadcasting towers and equipment, and purchases of digital technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Credit Facility. On November 17, 2017 we and our wholly owned subsidiary, Beasley Mezzanine Holdings, LLC (the “Borrower”), entered into a credit agreement with U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “term loan facility”) and a revolving credit facility of $20.0 million (the “revolving credit facility,” and together with the term loan facility, the “credit facility”). On September 27, 2018, we borrowed an additional $35.0 million from the term loan facility. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. As of December 31, 2018, the term loan facility had a remaining balance of $252.0 million and we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.5% as of December 31, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.5% as of December 31, 2018 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. The maximum First Lien Leverage Ratio is 6.0x for December 31, 2018. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $252.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2018, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the next five years and thereafter are as follows:

2019	$67,101
2020	70,326
2021	2,247,730
2022	2,614,572
2023	247,216,701
Thereafter	350,424

Total	$252,566,854

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid $0.3 million to repurchase 55,128 shares during the year ended December 31, 2018.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid cash dividends of $5.4 million in 2018. Also, on December 3, 2018, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 8, 2019, to stockholders of record on December 31, 2018.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our revolving credit facility;

•	additional borrowings, other than under our revolving credit facility, to the extent permitted under our credit facility; and

•	additional equity offerings.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the years ended December 31, 2017 and 2018 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2017	2018
Net cash provided by operating activities	$28,021,057	$24,394,480
Net cash provided by (used in) investing activities	17,523,283	(45,612,343)
Net cash provided by (used in) financing activities	(51,947,365)	20,729,301

Net decrease in cash and cash equivalents	$(6,403,025)	$(488,562)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $3.6 million during the year ended December 31, 2018. Significant factors affecting this decrease in net cash provided by operating activities included a $15.8 million increase in cash paid for station operating expenses, partially offset by a $9.1 million increase in cash receipts from the sale of advertising, a $1.9 million decrease in interest payments, and a $1.1 million decrease in income tax payments.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities during the year ended December 31, 2018 included a payment of $38.0 million for the acquisition of WXTU-FM, payments of $4.2 million for capital expenditures, payments of $1.7 million for investments, and payments of $1.5 million for other acquisitions. Net cash provided by investing activities for the same period in 2017 included proceeds of $35.0 million from the disposition of radio stations in Charlotte, NC and Greenville-New Bern-Jacksonville, NC, partially offset by a payment of $12.0 million to complete the station exchange in Boston, MA, payments of $4.2 million for capital expenditures, and payments of $1.1 million for translator licenses.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the year ended December 31, 2018 included proceeds of $35.0 million from the issuance of indebtedness used for the acquisition of WXTU-FM, partially offset by repayments of $8.1 million under our credit facility, payments of $5.4 million for cash dividends, and payments of $0.6 million for debt issuance costs related to the additional borrowing. Net cash used in financing activities for the same period in 2017 included proceeds of $9.0 million from the issuance of indebtedness under our credit facility offset by repayments of $52.1 million under our credit facility, payments of $5.1 million for cash dividends, payments of $2.6 million for debt issuance costs related to a new credit agreement, and payments of $1.1 million for repurchases of our Class A common stock.

Related Party Transactions

Beasley Family Towers, LLC

On May 3, 2018, we entered into an agreement to lease a radio tower for one radio station in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreement expires on December 31, 2027. Rental expense was $0.1 million for the year ended December 31, 2018.

On December 31, 2015, we sold the tower for one radio station in Augusta, GA to BFT for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $13,000 for the year ended December 31, 2018.

On August 4, 2006, we entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. On November 17, 2015, two of the towers were sold to an unrelated party and BFT prepaid rent of $0.7 million on our behalf to the unrelated party. Repayments of prepaid rent to BFT were $0.1 million for the year ended December 31, 2018. Lease payments for the remaining towers are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for the towers for the year ended December 31, 2018.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $45,000 for the year ended December 31, 2018.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2018.

LN2 DB, LLC

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016. On February 22, 2017, we contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and we contributed an additional $150,000 which maintained our ownership interest at approximately 20% of the outstanding units. We may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan.

Wintersrun Communications, LLC

On December 31, 2015, we sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was $0.1 million for the year ended December 31, 2018.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2018.

Beasley Family Towers, LLC

We lease radio towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.4 million for the year ended December 31, 2018.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for the year ended December 31, 2018.

Wintersrun Communications, LLC

We leased a radio tower for one radio station in Augusta, GA from Wintersrun. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on our behalf to the unrelated party. Repayments of prepaid rent to Wintersrun were approximately $31,000 for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Inflation

For the years ended December 31, 2017 and 2018, inflation has affected our performance in terms of higher costs for radio station operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Fort Lauderdale, Florida

February 19, 2019

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,922,390	$13,433,828
Accounts receivable, less allowance for doubtful accounts of $1,623,408 in 2017 and $2,010,721 in 2018	42,669,351	52,417,152
Prepaid expenses	6,001,996	3,134,756
Merger consideration receivable	17,931,331	—
Other current assets	4,135,905	1,960,032

Total current assets	84,660,973	70,945,768
Property and equipment, net	59,318,933	57,753,646
FCC broadcasting licenses	489,186,679	516,735,554
Goodwill	15,275,264	25,377,447
Other intangibles, net	550,058	2,823,178
Other assets	5,726,874	7,449,486

Total assets	$654,718,781	$681,085,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,314,020	$67,101
Accounts payable	7,847,829	9,611,151
Other current liabilities	18,799,195	19,181,108

Total current liabilities	28,961,044	28,859,360
Due to related parties	759,041	662,329
Long-term debt, net of current installments and unamortized debt issuance costs	212,465,882	243,276,273
Deferred tax liabilities	115,282,931	122,912,545
Other long-term liabilities	11,083,683	10,340,481

Total liabilities	368,552,581	406,050,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,222,738 issued and 12,189,998 outstanding in 2017; 15,334,336 issued and 10,908,309 outstanding in 2018	15,223	15,334
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2017 and 2018	16,662	16,662
Additional paid-in capital	147,987,332	149,963,252
Treasury stock, Class A common stock; 3,032,740 shares in 2017; 4,426,027 shares in 2018	(16,667,085)	(30,447,597)
Retained earnings	154,389,494	155,398,555
Accumulated other comprehensive income	424,574	87,885

Total stockholders’ equity	286,166,200	275,034,091

Total liabilities and stockholders’ equity	$654,718,781	$681,085,079

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2018
Net revenue	$232,179,463	$257,494,599

Operating expenses:
Station operating expenses (including stock-based compensation of $54,163 in 2017 and $266,015 in 2018 and excluding depreciation and amortization shown separately below)	174,822,164	195,752,948
Corporate general and administrative expenses (including stock-based compensation of $1,690,971 in 2017 and $1,679,654 in 2018)	15,832,406	16,290,535
Transaction expenses	963,979	110,901
Other operating expenses	968,603	—
Depreciation and amortization	6,133,812	6,601,123
Change in fair value of contingent consideration	(10,053,754)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Gain on exchange	(11,803,585)	—
Termination of postretirement benefits plan	(1,812,448)	—

Total operating expenses	171,343,184	223,171,432

Operating income	60,836,279	34,323,167
Non-operating income (expense):
Interest expense	(18,430,072)	(16,006,461)
Loss on modification of long-term debt	(3,954,035)	(281,021)
Other income (expense), net	450,707	140,910

Income before income taxes	38,902,879	18,176,595
Income tax expense (benefit)	(48,228,290)	11,695,546

Net income	87,131,169	6,481,049
Other comprehensive income:
Unrealized losses on securities (net of income tax benefit of $21,527)	(31,521)	—
Unrecognized actuarial gains on postretirement plans (net of income tax expense of $641,789 in 2017 and $142,435 in 2018)	1,177,917	398,231
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	—	(731,266)

Comprehensive income	$88,277,565	$6,148,014

Net income per Class A and B common share:
Basic	$3.15	$0.24
Diluted	$3.14	$0.24
Dividends declared per common share	$0.18	$0.20
Weighted average shares outstanding:
Basic	27,696,790	27,444,110
Diluted	27,792,702	27,533,983

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated Other

	Class A		Class B		Additional Paid-In Capital	Treasury Stock		Retained Earnings		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount		Comprehensive Income (Loss)
Balances as of January 1, 2017	15,112,529	$15,113	16,662,743	$16,662	$146,339,925	(2,937,987)	$(15,560,021)	$72,401,766	$(721,822)	$202,491,623
Stock-based compensation	110,209	110	—	—	1,745,024	—	—	—	—	1,745,134
Adjustment from related party acquisition	—	—	—	—	(97,617)	—	—	—	—	(97,617)
Purchase of treasury stock	—	—	—	—	—	(94,753)	(1,107,064)	—	—	(1,107,064)
Net income	—	—	—	—	—	—	—	87,131,169	—	87,131,169
Cash dividends, $0.18 per common share	—	—	—	—	—	—	—	(5,143,441)	—	(5,143,441)
Other comprehensive income	—	—	—	—	—	—	—	—	1,146,396	1,146,396

Balances as of December 31, 2017	15,222,738	15,223	16,662,743	16,662	147,987,332	(3,032,740)	(16,667,085)	154,389,494	424,574	286,166,200
Change in accounting principle	—	—	—	—	—	—	—	3,654	(3,654)	—
Issuance of common stock	4,461	4	—	—	29,884	—	—	—	—	29,888
Stock-based compensation	107,137	107	—	—	1,945,562	—	—	—	—	1,945,669
Adjustment from related party acquisition	—	—	—	—	474	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	—	(1,393,287)	(13,780,512)	—	—	(13,780,512)
Net income	—	—	—	—	—	—	—	6,481,049	—	6,481,049
Cash dividends, $0.20 per common share	—	—	—	—	—	—	—	(5,475,642)	—	(5,475,642)
Other comprehensive loss	—	—	—	—	—	—	—	—	(333,035)	(333,035)

Balances as of December 31, 2018	15,334,336	$15,334	16,662,743	$16,662	$149,963,252	(4,426,027)	$(30,447,597)	$155,398,555	$87,885	$275,034,091

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2018
Cash flows from operating activities:
Net income	$87,131,169	$6,481,049
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,745,134	1,945,669
Provision for bad debts	1,471,875	2,842,941
Depreciation and amortization	6,133,812	6,601,123
Change in fair value of contingent consideration	(10,053,754)	4,415,925
Gain on dispositions, net	(3,707,993)	—
Gain on exchange	(11,803,585)	—
Termination of postretirement benefits plan	(1,812,448)	—
Termination of pension plan	—	(992,623)
Amortization of loan fees	2,150,450	1,899,532
Loss on modification of long-term debt	3,954,035	281,021
Deferred income taxes	(46,051,371)	7,749,100
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	4,045,237	(12,590,742)
Prepaid expenses	(1,092,197)	2,867,240
Other assets	(1,289,585)	2,092,660
Accounts payable	1,760,393	1,763,322
Other liabilities	(4,608,589)	(882,127)
Other operating activities	48,474	(79,610)

Net cash provided by operating activities	28,021,057	24,394,480

Cash flows from investing activities:
Payments for acquisitions	—	(39,520,000)
Payment for exchange of radio station	(12,000,000)	—
Capital expenditures	(4,192,614)	(4,209,668)
Proceeds from dispositions	35,000,000	—
Payments for translator licenses	(1,134,103)	(202,675)
Payments for investments	—	(1,680,000)
Loan to related party	(150,000)	—

Net cash provided by (used in) investing activities	17,523,283	(45,612,343)

Cash flows from financing activities:
Issuance of debt	9,000,000	35,000,000
Payments on debt	(52,061,077)	(8,064,019)
Payments of debt issuance costs	(2,641,754)	(553,062)
Dividends paid	(5,137,470)	(5,388,512)
Purchase of treasury stock	(1,107,064)	(265,106)

Net cash provided by (used in) financing activities	(51,947,365)	20,729,301

Net decrease in cash and cash equivalents	(6,403,025)	(488,562)
Cash and cash equivalents at beginning of period	20,325,415	13,922,390

Cash and cash equivalents at end of period	$13,922,390	$13,433,828

Cash paid for interest	$15,890,835	$13,985,580

Cash paid for income taxes	$2,021,125	$928,750

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,286,381	$1,373,511

Translator license and equipment received as consideration	$332,000	$—

Class A common stock returned to treasury stock	$—	$13,515,406

Note receivable and accrued interest converted to investment	$—	$187,618

Class A common stock issued for acquisition	$—	$29,888

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Beasley Broadcast Group, Inc. (the “Company”) is a radio broadcasting company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company owns and operates 64 radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) the amount of allowance for doubtful accounts; (ii) estimates used to determine the merger consideration receivable; (iii) future cash flows used for testing recoverability of property and equipment; (iv) fair values used for testing FCC broadcasting licenses and goodwill for impairment; (v) fair value of assets acquired in Philadelphia, PA; (vi) the realization of deferred tax assets, and (vii) actuarial assumptions related to the pension plan, SERP and other postretirement benefits. Actual results and outcomes may differ from management’s estimates and assumptions.

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

FCC Broadcasting Licenses

FCC broadcasting licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2017 and 2018. The weighted-average period before the next renewal of the Company’s FCC broadcasting licenses is 2.0 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2018.

Other Intangibles

Other intangibles include advertiser relationships and sports program rights which are amortized over their respective estimated useful lives and brands and other intangibles with indefinite lives which are not amortized. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investments

Other assets include noncontrolling interests in AUDIOis, LN2 DB, LLC and Quu, Inc. which do not have a readily determinable fair value and therefore are recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income, including unrealized gains (losses) on available-for-sale securities and unrecognized net actuarial gains (losses) related to the pension plan and SERP.

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

The radio stations located in Boston, MA, Philadelphia, PA and Tampa-Saint Petersburg, FL contributed 52.5% and 58.8% of the Company’s net revenue in 2017 and 2018, respectively.

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

Sports Programming Costs

Sports programming rights for a specified season are amortized on a straight-line basis over the season. Other payments are expensed when the additional contract elements, such as post-season games, are broadcast.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. On January 1, 2019, the Company adopted the new guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. On January 1, 2019, the Company recorded a lease liability of $43.1 million and right-of-use assets of $38.8 million. The Company recorded a cumulative effect of initially applying the new standard of $0.9 million on the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. Additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In 2016, the FASB issued several updates to address implementation issues and to clarify guidance for principal versus agent considerations and identifying performance obligations and licensing. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no impact on the consolidated balance sheet as of December 31, 2018 or on the consolidated statements of comprehensive income for the year ended December 31, 2018. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. The Company does not expect the new guidance to have a material impact on its financial statements in future periods.

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

The Company engaged a third party to evaluate certain net operating loss carryforwards related to Greater Media, Inc. and several of its subsidiaries to determine the amount of net operating loss carryforwards that may be utilized by the Company in future tax returns. These evaluations had not been finalized as of the Acquisition Date. Therefore, an estimate of $3.6 million for net operating loss carryforwards was included in the purchase price. The accounting for this item was not finalized before the end of the measurement period. Therefore, any adjustment was to be recognized in current operations during the period in which the accounting was finalized. The evaluations were finalized during the third quarter of 2018 and an adjustment of $0.2 million was recognized in income tax expense.

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

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost and market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the Federal Communications Commission (the “FCC”) broadcasting license was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, the Company may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	(0.5)% – 2.4%
Market revenue shares at maturity	5.3%
Operating income margins at maturity	36.0%
Discount rate	9.0%

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $11.9 million allocated to goodwill is deductible for tax purposes.

Other intangibles include a sports rights agreement of $0.3 million which will be amortized over its estimated useful life of three years.

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

$38,000,000

The fair value of the property and equipment was estimated using cost and market approaches. Property and equipment for which there are comparable current replacements available were valued on the basis of a cost approach. The cost approach allowed for factors such as physical depreciation as well as functional and economic obsolescence. Property and equipment for which an active used market exists, including property for which there is no longer comparable current replacements available but for which there remains an active used market, were valued using a market approach. The market approach is based on the selling prices of similar assets on the used market. As few sales reflect identical assets, the selling prices of similar assets was utilized with adjustments made for any differences such as age, condition, and options. If different assumptions or estimates had been used in the cost or market approaches, the fair value of the property and equipment could have been materially different.

The fair value of the FCC broadcasting license was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station, and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC broadcasting licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC broadcasting licenses are as follows:

Revenue growth rates	0.6% – 1.3%
Market revenue shares at maturity	5.4%
Operating income margins at maturity	30.5%
Discount rate	9.0%

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $10.1 million allocated to goodwill is deductible for tax purposes.

The following unaudited pro forma information for the years ended December 31, 2017 and 2018 assumes that the acquisitions and dispositions had occurred on January 1, 2017. The significant pro forma adjustments are depreciation and interest expense. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2017 or of results that may occur in the future.

	Year ended December 31,
	2017	2018
Net revenue	$262,237,250	$263,483,963
Operating income	44,592,524	42,718,429
Net income	11,983,819	16,307,717
Basic and diluted net income per share	0.43	0.59

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2017	2018
Land	$18,904,830	$18,895,107	—
Buildings and improvements	20,299,377	22,239,322	15-30
Broadcast equipment	35,748,619	37,939,156	5-15
Transportation equipment	2,043,463	2,228,450	5
Office equipment	5,696,843	5,939,184	5-10
Construction in progress	3,496,229	2,153,238	—

	86,189,361	89,394,457
Less accumulated depreciation and amortization	(26,870,428)	(31,640,811)

	$59,318,933	$57,753,646

Broadcast equipment includes capital leases for two radio towers totaling $0.6 million as of December 31, 2017 and 2018. The Company recorded depreciation and amortization expense of $6.1 million and $6.6 million for the years ended December 31, 2017 and 2018, respectively.

(5)	FCC Broadcasting Licenses

Changes in the carrying amount of FCC broadcasting licenses for the years ended December 31, 2017 and 2018 are as follows:

Balance as of January 1, 2017	$451,811,500
Acquisitions of translator licenses	1,431,579
Asset exchange (see Note 3)	35,943,600

Balance as of December 31, 2017	489,186,679
Acquisitions of translator licenses	202,675
Asset acquisition (see Note 3)	27,346,200

Balance as of December 31, 2018	$516,735,554

(6)	Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2018 are as follows:

Balance as of January 1, 2017	$3,393,234
Asset exchange (see Note 3)	11,882,030

Balance as of December 31, 2017	15,275,264
Business acquisition (see Note 3)	10,102,183

Balance as of December 31, 2018	$25,377,447

(7)	Other Intangibles

Other intangibles are comprised of the following:

	December 31,	December 31,
	2017	2018
Advertiser relationships	$1,355,879	$2,819,879
Advertiser lists	16,251	16,251
Sports program rights	267,400	267,400

	1,639,530	3,103,530
Less accumulated amortization	(1,115,113)	(1,395,064)

	$524,417	$1,708,466
Brands	—	1,085,888
Other intangibles with indefinite lives	25,641	28,824

	$550,058	$2,823,178

The Company recorded amortization expense of $0.3 million and $0.5 million for the years ended December 31, 2017 and 2018, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2019	$295,864
2020	259,282
2021	144,051
2022	133,092
2023	133,092
Thereafter	743,085

Total	$1,708,466

(8)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2017	2018
Accrued payroll expenses	$7,032,508	$7,120,055
Deferred revenue	1,893,508	1,868,223
Dividends payable	1,286,381	1,367,761
Trade sales payable	1,276,170	1,250,454
Deferred rent	1,349,515	1,561,486
Other accrued expenses	5,961,113	6,013,129

	$18,799,195	$19,181,108

(9)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2017	2018
Term loan	$225,000,000	$252,000,000
Revolving credit facility	—	—
Capital lease obligations	630,874	566,854

	225,630,874	252,566,854
Less unamortized debt issuance costs	(10,850,972)	(9,223,480)

	214,779,902	243,343,374
Less current installments	(2,314,020)	(67,101)

	$212,465,882	$243,276,273

As of December 31, 2017, the credit facility consisted of a term loan with a remaining balance of $225.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The term loan and revolving credit facility carried interest, based on the London Interbank Offered Rate (“LIBOR”), at 5.5% as of December 31, 2017.

On September 27, 2018, the Company borrowed an additional $35.0 million from the term loan facility. The proceeds were used for the acquisition of WXTU-FM in Philadelphia.

As of December 31, 2018, the credit facility consisted of a term loan with a remaining balance of $252.0 million and a revolving credit facility with a maximum commitment of $20.0 million. As of December 31, 2018, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the LIBOR plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.5% as of December 31, 2018 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.5% as of December 31, 2018 and matures on November 1, 2023.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. The maximum First Lien Leverage Ratio is 6.0x for December 31, 2018. For the period from March 31, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2018, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $252.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan.

The credit agreement also includes certain prepayment features and contingent interest features in the event of a default which were determined to be clearly and closely related and therefore do not require bifurcation.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of December 31, 2018, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility and capital lease obligations for the next five years and thereafter are as follows:

2019	$67,101
2020	70,326
2021	2,247,730
2022	2,614,572
2023	247,216,701
Thereafter	350,424

Total	$252,566,854

(10)	Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $18,000 and $18,500 (or $24,000 and $24,500 if aged 50 years or older) in 2017 and 2018, respectively. No employer matching contributions have been made to the defined contribution plan in 2017 and 2018.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen Greater Media supplemental employee retirement plan (“SERP”) of $9.6 million and $9.0 million are reported in other long-term liabilities in the balance sheet as of December 31, 2017 and 2018, respectively. The discount rate is based on matching the projected cash flows of the plan to the Citigroup Pension Discount Curve. The mortality assumptions are based on the RP-2014 Mortality Tables with the MP-2017 and MP-2018 Mortality Improvement Scales for 2017 and 2018, respectively. The Company contributed $0.3 million and $0.4 million to the SERP in 2017 and 2018, respectively.

Defined Benefit Plan

Effective May 31, 2017, the Company terminated the Greater Media, Inc. Pension Plan (the “Pension Plan”). In December 2017, lump sum payments were made from the trust to participants who elected to receive a lump sum payment. No contributions were made to the Pension Plan in 2017. In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. As a result of the termination, the Company recognized a $1.0 million gain that was recorded in corporate general and administrative expenses for the year ended December 31, 2018. This completed the recognition in earnings of the amount related to the Pension Plan that remained in accumulated other comprehensive income as of December 31, 2017. The Company contributed $0.2 million to the Pension Plan in 2018.

Postretirement Medical and Life Insurance Benefits

Effective May 31, 2017, the Company terminated the postretirement medical and life insurance benefits plan and reversed the accrued liability of $1.8 million which is reported on a separate line in the consolidated statements of comprehensive income for the year ended December 31, 2017.

The following tables summarize the Pension Plan and SERP as of and for the year ended December 31, 2018:

	Pension Plan	SERP
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$52,197,520	$9,616,702
Interest cost	28,282	319,143
Actuarial (gain) loss	77,121	(540,666)
Settlements	(52,057,333)	—
Benefits paid	(245,590)	(356,354)

Benefit obligation at end of year	$—	$9,038,825

	Pension Plan	SERP
Change in Plan Assets
Fair value of plan assets at beginning of year	$52,203,372	$—
Actual return on plan assets	(113,981)	—
Employer contribution	213,532	356,354
Settlements	(52,057,333)	—
Benefits paid	(245,590)	(356,354)

Fair value of plan assets at end of year	$—	$—

Funded status	$—	$(9,038,825)
Unrecognized net actuarial (gain) loss	—	(119,402)

Cumulative employer contributions in excess of the net periodic pension cost	$—	$(9,158,227)

	Pension Plan	SERP
Amounts Recognized in the Statement of Financial Position
Current liabilities	$—	(512,786)
Noncurrent liabilities	—	(8,526,039)

Net amount recognized	$—	$(9,038,825)

	Pension Plan	SERP
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$—	$(119,402)

Total (before tax effects)	$—	$(119,402)

	Pension Plan	SERP
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$—	$9,038,825
Accumulated benefit obligation	$—	$9,038,825

	Pension Plan	SERP
Weighted-average assumptions for Disclosure
Discount rate	N/A	4.00%

	Pension Plan	SERP
Net periodic benefit cost
Interest cost	$28,282	$319,143
Recognized actuarial (gain) loss due to settlements	(801,622)	—

Net periodic benefit cost	$(773,340)	$319,143

	Pension Plan	SERP
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$191,102	$(540,666)
Recognized actuarial (gain) loss due to settlements	801,622	—

Total recognized in other comprehensive income (before tax effects)	$992,724	$(540,666)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$219,384	$(221,523)

	Pension Plan	SERP
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	N/A	$—
Prior service cost recognition	N/A	$—
Net initial obligation (asset) recognition	N/A	$—

	Pension Plan	SERP
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	1.80%	3.35%
Expected return on plan assets	0.00%	N/A
Corridor	10.00%	10.00%

Estimated Future Benefit Payments
2019	N/A	$512,786
2020	N/A	$509,653
2021	N/A	$536,643
2022	N/A	$535,013
2023	N/A	$545,087
2024-2028	N/A	$2,905,547

	Pension Plan	SERP
Contributions
Estimated contributions for 2019	N/A	$512,786

The following tables summarize the Pension Plan, SERP and Postretirement Benefits as of December 31, 2017:

	Pension Plan	SERP	Postretirement Benefits
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$87,861,806	$8,751,848	$1,756,423
Service cost	—	—	11,860
Interest cost	2,958,903	340,262	26,269
Amendments	—	—	(1,678,920)
Actuarial (gain) loss	(2,426,328)	836,680	(67,772)
Settlements	(33,447,301)	—	—
Benefits paid	(2,749,560)	(312,088)	(47,860)

Benefit obligation at end of year	$52,197,520	$9,616,702	$—

	Pension Plan	SERP	Postretirement Benefits
Change in Plan Assets
Fair value of plan assets at beginning of year	$83,868,508	$—	$—
Actual return on plan assets	4,531,725	—	—
Employer contribution	—	312,088	47,860
Settlements	(33,447,301)	—	—
Benefits paid	(2,749,560)	(312,088)	(47,860)

Fair value of plan assets at end of year	$52,203,372	$—	$—

Funded status	$5,852	$(9,616,702)	$—
Unrecognized net actuarial (gain) loss	(992,724)	421,264	—

Cumulative employer contributions in excess of the net periodic pension cost	$(986,872)	$(9,195,438)	$—

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in the Statement of Financial Position
Noncurrent assets	$5,852	$—	$—
Current liabilities	—	(505,169)	—
Noncurrent liabilities	—	(9,111,533)	—

Net amount recognized	$5,852	$(9,616,702)	$—

	Pension Plan	SERP	Postretirement Benefits
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$(992,724)	$421,264	$—

Total (before tax effects)	$(992,724)	$421,264	$—

	Pension Plan	SERP	Postretirement Benefits
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$52,197,520	$9,616,702	$—
Accumulated benefit obligation	$52,197,520	$9,616,702	$—
Fair value of plan assets	$52,203,372	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions for Disclosure
Discount rate	1.80%	3.35%	3.75%

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Pension Plan	SERP	Postretirement Benefits
Net periodic benefit cost
Service cost	$—	$—	$11,860
Interest cost	2,958,903	340,262	26,269
Expected return on plan assets	(3,562,150)	—	—
Recognized actuarial (gain) loss	—	—	(2,079)
Curtailment charge (credit)	—	—	(1,678,920)
Recognized actuarial (gain) loss due to settlements	(636,121)	—	(169,089)

Net periodic benefit cost	$(1,239,368)	$340,262	$(1,811,959)

	Pension Plan	SERP	Postretirement Benefits
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(3,395,903)	$836,680	$(67,772)
Recognized actuarial (gain) loss	—	—	2,079
Prior service cost (credit)	—	—	(1,678,920)
Prior service cost (credit) due to curtailment	—	—	1,678,920
Recognized actuarial (gain) loss due to settlements	636,121	—	169,089

Total recognized in other comprehensive income (before tax effects)	$(2,759,782)	$836,680	$103,396

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(3,999,150)	$1,176,942	$(1,708,563)

	Pension Plan	SERP	Postretirement Benefits
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$(992,724)	$—	$—
Prior service cost recognition	$—	$—	$—
Net initial obligation (asset) recognition	$—	$—	$—

	Pension Plan	SERP	Postretirement Benefits
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	3.59%	3.80%	4.00%
Expected return on plan assets	7.00%	N/A	N/A
Corridor	10.00%	10.00%	10.00%

	Pension Plan	SERP	Postretirement Benefits
Weighted-Average Assets Allocation
Fixed income	65.40%	N/A	N/A
Cash equivalents	34.60%	N/A	N/A

Total	100.00%	N/A	N/A

	Pension Plan	SERP	Postretirement Benefits
Asset Category (all Level 1)
Fixed income funds	34,141,339	N/A	N/A
Money market funds	18,062,033	N/A	N/A

Total	52,203,372	N/A	N/A

(11)	Stockholders’ Equity

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. The Company paid $0.3 million to repurchase 55,128 shares in 2018.

The Company’s credit agreement restricts its ability to pay cash dividends and to repurchase additional shares of its common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if its Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if its Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to its excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if its Total Leverage Ratio is less than 3.5x and its First Lien Leverage Ratio is less than 2.5x. The Company paid cash dividends of $5.1 million and $5.4 million in 2017 and 2018, respectively. On December 3, 2018, the Company declared a cash dividend of $0.05 per share on its Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 8, 2019, to stockholders of record on December 31, 2018.

(12)	Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2017	2018
Commercial advertising	$204,995,073	$222,763,906
Digital advertising	13,339,380	15,485,353
Other	13,845,010	19,245,340

	$232,179,463	$257,494,599

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

	December 31,	December 31,
	2017	2018
Deferred revenue	$1,893,508	$1,868,223

	Year ended December 31,
	2017	2018
Losses on receivables	$1,385,820	$2,455,628

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

	December 31,	December 31,
	2017	2018
Trade sales receivable	$1,550,172	$1,606,283
Trade sales payable	1,276,170	1,250,454

	Year ended December 31,
	2017	2018
Trade sales revenue	$9,565,793	$9,108,757

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

A summary of restricted stock unit activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2017	—	—
Granted	561,555	$10.75
Vested	(129,792)	10.55
Forfeited	(15,000)	9.35

Unvested as of December 31, 2017	416,763	$10.86
Granted	210,326	7.82
Vested	(155,256)	10.62
Forfeited	(42,000)	12.66

Unvested as of December 31, 2018	429,833	$9.77

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2017	343,513	$4.70
Granted	2,000	3.59
Vested	(143,611)	4.16
Forfeited	(21,583)	6.45

Unvested as of December 31, 2017	180,319	5.47
Vested	(30,700)	5.49
Forfeited	(48,119)	8.35

Unvested as of December 31, 2018	101,500	$6.42

As of December 31, 2018, there was $3.4 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(14)	Income Taxes

Income tax expense (benefit) is as follows:

	Year ended December 31,
	2017	2018
Current:
Federal	$(2,466,482)	$3,043,583
State	289,563	902,863

	(2,176,919)	3,946,446
Deferred:
Federal	(47,531,436)	2,741,821
State	1,480,065	5,007,279

	(46,051,371)	7,749,100

	$(48,228,290)	$11,695,546

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 35% in 2017 and 21% in 2018 to the Company’s income before taxes as follows:

	Year ended December 31,
	2017	2018
Expected tax expense	$13,616,008	$3,817,085
State income taxes, net of federal benefit	1,150,258	1,957,508
Gain on merger	(3,518,814)	927,344
Tax rate adjustments	(59,717,125)	294,924
Change in valuation allowance	52,833	3,432,284
Non-deductible items	(110,953)	1,140,948
Other	299,503	125,453

	$(48,228,290)	$11,695,546

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2018
Deferred tax assets:
Allowance for doubtful accounts	$427,484	$530,744
Other assets	(2,047,104)	(1,647,113)
Accrued expenses	355,361	412,165
Other long-term liabilities	2,918,611	2,729,442
Stock-based compensation	107,715	141,960
Net operating losses	5,506,040	3,726,364

Subtotal	7,268,107	5,893,562
Valuation allowance	(328,170)	(3,760,454)

Total	6,939,937	2,133,108

Deferred tax liabilities:
Prepaid expenses	(96,085)	(99,187)
Property and equipment	(2,743,550)	(2,858,163)
Intangibles	(119,383,233)	(122,088,303)

Total	(122,222,868)	(125,045,653)

Net deferred tax liabilities	$(115,282,931)	$(122,912,545)

As of December 31, 2018, the Company has state net operating losses of $65.3 million, which expire in various years through 2038. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2017 and 2018, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2014.

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

(15)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2017	2018
Net income	$87,131,169	$6,481,049

Weighted-average shares outstanding:
Basic	27,696,790	27,444,110
Effect of dilutive restricted stock	95,912	89,873

Diluted	27,792,702	27,533,983

Net income per Class A and Class B common share—basic	$3.15	$0.24

Net income per Class A and Class B common share—diluted	$3.14	$0.24

(16)	Related Party Transactions

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2017 and 2018.

Beasley Family Towers, LLC

On May 3, 2018, the Company entered into an agreement to lease a radio tower for one radio station in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreement expires on December 31, 2027. Rental expense was $0.1 million for the year ended December 31, 2018.

On December 31, 2015, the Company sold the tower for one radio station in Augusta, GA to BFT for $1.3 million then leased the tower back under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a capital lease, however based on the terms of the lease agreement the $0.8 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was approximately $12,000 and $13,000 for the years ended December 31, 2017 and 2018, respectively.

On August 4, 2006, the Company entered into an agreement to lease several radio towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. On November 17, 2015, two of the towers were sold to an unrelated party and BFT prepaid rent of $0.7 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $5,500 through November 16, 2025. Repayments of prepaid rent to BFT were $0.1 million for each of the years ended December 31, 2017 and 2018. Lease payments for the remaining towers are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2017 and 2018.

The Company leases radio towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.4 million for each of the years ended December 31, 2017 and 2018.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $42,000 and $45,000 for the years ended December 31, 2017 and 2018, respectively.

GGB Estero, LLC

The Company leases property for its radio stations in Fort Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2019. Rental expense was $0.2 million for each of the years ended December 31, 2017 and 2018.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for each of the years ended December 31, 2017 and 2018.

LN2 DB, LLC

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016. On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and the Company contributed an additional $150,000. The Company may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan. Subsequent to the transactions above, the Company continues to maintain its ownership interest at approximately 20% of the outstanding units.

Wintersrun Communications, LLC

On December 31, 2015, the Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased the tower back under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a capital lease however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the capital lease property is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2017 and 2018.

The Company leased a radio tower for one radio station in Augusta, GA from Wintersrun. On October 16, 2015, the tower was sold to an unrelated party and Wintersrun prepaid rent of $0.3 million on behalf of the Company to the unrelated party. The prepaid rent will be repaid with monthly payments of $2,559 through October 16, 2025. Repayments of prepaid rent to Wintersrun were approximately $31,000 for each of the years ended December 31, 2017 and 2018.

(17)	Commitments and Contingencies

The Company leases office space, radio towers and office equipment and has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. Lease expense was $11.0 million and $10.8 million for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2018, future minimum payments for the next five years and thereafter are summarized as follows:

2019	$32,611,030
2020	18,252,262
2021	16,928,373
2022	15,037,679
2023	13,404,127
Thereafter	68,249,004

Total	$164,482,475

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

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, capital lease obligations and current installments, as of December 31, 2018 was $252.6 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2017 was $225.6 million which approximated fair value based on current market interest rates.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2017 and 2018

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2017:
Allowance for doubtful accounts (deducted from accounts receivable)	1,537,353	1,471,875	1,385,820	1,623,408
Valuation allowance for deferred tax assets	528,179	36,794	236,803	328,170
Year ended December 31, 2018:
Allowance for doubtful accounts (deducted from accounts receivable)	1,623,408	2,842,941	2,455,628	2,010,721
Valuation allowance for deferred tax assets	328,170	3,446,579	14,295	3,760,454

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2019 (“2019 Proxy Statement”). The information relating to certain filings on Forms 3, 4 and 5 is incorporated in this report by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

3.1	Amended and restated certificate of incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 25, 2012).

3.2	Fourth amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed January 25, 2018).

10.1	Credit Agreement dated November 17, 2017, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 17, 2017).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and George G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.10	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017 (incorporated by reference to Exhibit 10.5 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.12	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

10.13	Incremental Term Loan Amendment to Credit Agreement, dated August 24, 2018, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on August 27, 2018).

10.14	Amendment dated November 1, 2018, to the executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017. (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board	February 19, 2019

/S/ CAROLINE BEASLEY Caroline Beasley	Chief Executive Officer and Director (principal executive officer)	February 19, 2019

/S/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	February 19, 2019

/S/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	February 19, 2019

/S/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 19, 2019

/S/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 19, 2019

/S/ PETER A. BORDES Peter A. Bordes	Director	February 19, 2019

/S/ MICHAEL J. FIORILE Michael J. Fiorile	Director	February 19, 2019

/S/ MARK S. FOWLER Mark S. Fowler	Director	February 19, 2019

/S/ HERBERT W. MCCORD Herbert W. McCord	Director	February 19, 2019