Form 10-Q
period 2019-03-31
BEASLEY BROADCAST GROUP INC
filed 2019-05-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, par value $0.001 per share	BBGI	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001 par value, 11,204,668 Shares Outstanding as of April 30, 2019

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of April 30, 2019

INDEX

Page No.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,433,828	$16,393,569
Accounts receivable, less allowance for doubtful accounts of $2,010,721 in 2018 and $1,583,576 in 2019	52,417,152	41,376,141
Prepaid expenses	3,134,756	4,712,482
Other current assets	1,960,032	4,498,979

Total current assets	70,945,768	66,981,171
Property and equipment, net	57,078,452	57,025,461
Operating lease right-of-use assets	—	37,352,430
Finance lease right-of-use assets	675,194	668,943
FCC broadcasting licenses	516,735,554	516,735,554
Goodwill	25,377,447	25,377,447
Other intangibles, net	2,823,178	2,778,761
Other assets	7,449,486	12,385,207

Total assets	$681,085,079	$719,304,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611,151	$8,345,514
Operating lease liabilities	—	6,376,473
Finance lease liabilities	67,101	67,906
Other current liabilities	19,181,108	18,359,299

Total current liabilities	28,859,360	33,149,192
Due to related parties	662,329	638,151
Long-term debt, net of unamortized debt issuance costs	242,776,520	240,760,503
Operating lease liabilities	—	35,457,040
Finance lease liabilities	499,753	482,172
Deferred tax liabilities	122,912,545	123,364,689
Other long-term liabilities	10,340,481	9,652,248

Total liabilities	406,050,988	443,503,995
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,334,336 issued and 10,908,309 outstanding in 2018; 15,637,549 issued and 11,206,543 outstanding in 2019	15,334	15,636
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2018 and 2019	16,662	16,662
Additional paid-in capital	149,963,252	151,720,149
Treasury stock, Class A common stock; 4,426,027 shares in 2018; 4,431,006 shares in 2019	(30,447,597)	(30,467,423)
Retained earnings	155,398,555	154,428,070
Accumulated other comprehensive income	87,885	87,885

Total stockholders’ equity	275,034,091	275,800,979

Total liabilities and stockholders’ equity	$681,085,079	$719,304,974

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2018	2019
Net revenue	$55,153,627	$57,687,554

Operating expenses:
Station operating expenses (including stock-based compensation of $152,418 in 2018 and $123,147 in 2019 and excluding depreciation and amortization shown separately below)	45,512,847	47,451,182
Corporate general and administrative expenses (including stock-based compensation of $465,354 in 2018 and $461,427 in 2019)	3,282,473	4,962,414
Transaction expenses	—	241,348
Depreciation and amortization	1,546,734	1,768,787
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)

Total operating expenses	54,757,979	50,877,976

Operating income	395,648	6,809,578
Non-operating income (expense):
Interest expense	(3,625,240)	(4,590,885)
Other income (expense), net	448,901	(232,583)

Income (loss) before income taxes	(2,780,691)	1,986,110
Income tax expense	380,501	632,847

Net income (loss)	(3,161,192)	1,353,263
Other comprehensive loss:
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	(731,265)	—

Comprehensive income (loss)	$(3,892,457)	$1,353,263

Net income (loss) per Class A and B common share:
Basic and diluted	$(0.11)	$0.05
Dividends declared per common share	$0.05	$0.05
Weighted average shares outstanding:
Basic	27,717,394	27,559,748
Diluted	27,717,394	27,622,809

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(3,161,192)	$1,353,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	617,772	584,574
Provision for bad debts	225,415	(114,395)
Depreciation and amortization	1,546,734	1,768,787
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)
Termination of pension plan	(992,623)	—
Amortization of loan fees	470,376	483,983
Deferred income taxes	375,204	452,144
Change in operating assets and liabilities:
Accounts receivable	2,426,074	11,155,406
Prepaid expenses	(3,020,162)	(1,577,726)
Other assets	(48,878)	(2,884,940)
Accounts payable	(419,087)	(1,265,637)
Other liabilities	2,410,033	846,902
Other operating activities	(44,593)	154,380

Net cash provided by operating activities	4,800,998	7,410,986

Cash flows from investing activities:
Capital expenditures	(1,173,496)	(1,841,132)
Proceeds from dispositions	—	3,800,000
Payments for translator licenses	(52,500)	—
Payments for investments	—	(2,500,000)

Net cash used in investing activities	(1,225,996)	(541,132)

Cash flows from financing activities:
Payments on debt	(3,016,005)	(2,500,000)
Reduction of finance lease liabilities	—	(16,776)
Dividends paid	(1,286,381)	(1,373,511)
Purchase of treasury stock	(25,042)	(19,826)

Net cash used in financing activities	(4,327,428)	(3,910,113)

Net increase (decrease) in cash and cash equivalents	(752,426)	2,959,741
Cash and cash equivalents at beginning of period	13,922,390	13,433,828

Cash and cash equivalents at end of period	$13,169,964	$16,393,569

Cash paid for interest	$3,051,884	$4,112,206

Cash paid for income taxes	$35,950	$1,013,900

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,366,922	$1,387,832

Class A common stock returned to treasury stock	$13,515,406	$—

Class A common stock issued for acquisition	$—	$198,500

Class A common stock issued for investment	$—	$974,125

Media advertising exchanged for investment	$—	$1,000,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations, therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018 and 2019, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. On January 1, 2019, the Company adopted the new guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. On January 1, 2019, the Company recorded a lease liability of $43.1 million and right-of-use assets of $38.8 million. The Company recorded a cumulative effect of initially applying the new standard of $0.9 million on the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period.

(3) Acquisition and Dispositions

On March 28, 2019, the Company completed the sale of certain land and improvements in Augusta, GA to a third party for $0.5 million. As a result of the sale the Company recorded a gain of $0.4 million in the quarter ended March 31, 2019.

On March 15, 2019, the Company agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million received from Clearwire Spectrum Holdings LLC (“Clearwire”). The Company had previously leased the channels under the broadband radio service license to Clearwire under an agreement that ended on March 15, 2019. As a result of the license cancelation the Company recorded a gain of $3.1 million in the quarter ended March 31, 2019.

On September 27, 2018, the Company completed the acquisition of WXTU-FM in Philadelphia from Entercom Communications Corp. for $38.0 million in cash. The purchase price was partially financed with $35.0 million in borrowings from the Company’s credit facility and partially funded with $3.0 million of cash from operations. On July 19, 2018, the Company also entered into a local marketing agreement (“LMA”) with Entercom Communications Corp. and began operating WXTU-FM on July 23, 2018. During the term of the LMA, the Company included net revenues and station operating expenses, including the associated LMA fee from operating WXTU-FM, in its consolidated financial statements. The LMA ended on September 27, 2018. The acquisition broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Philadelphia radio market. Further information regarding the acquisition is included in Note 3 to the consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019.

The following unaudited pro forma information for the three months ended March 31, 2018 assumes that the acquisition had occurred on January 1, 2018. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2018 or of results that may occur in the future.

Net revenue	$57,886,045
Operating income	6,169,983
Net income	1,732,579
Basic and diluted net income per share	0.06

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) Other Assets

On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades Holdings, Inc. (“Renegades”), an esports organization, in exchange for 3,750,000 shares or approximately 43% of the outstanding shares of Renegades. The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Renegades. Therefore, the investment will be accounted for using the equity method. The Company will recognize its share of the earnings or losses of Renegades in the periods for which they are reported by Renegades. Any loss in value of the investment that is other than a temporary decline will be recognized. The Company will acquire an additional 416,666 shares in the third quarter of 2019, an additional 416,666 shares in the fourth quarter of 2019, and an additional 416,668 shares in the first quarter of 2020 for an aggregate of $1.5 million in cash.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2018	March 31, 2019
Term loan	$252,000,000	$249,500,000
Revolving credit facility	—	—

	252,000,000	249,500,000
Less unamortized debt issuance costs	(9,223,480)	(8,739,497)

	242,776,520	240,760,503
Less current installments	—	—

	$242,776,520	$240,760,503

As of March 31, 2019, the credit facility consisted of a term loan with a remaining balance of $249.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2019, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.5% as of March 31, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.5% as of March 31, 2019 and matures on November 1, 2023.

As of December 31, 2018, the credit facility consisted of a term loan with a remaining balance of $252.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The revolving credit facility and term loan carried interest, based on LIBOR, at 6.5% as of December 31, 2018.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $249.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	2,285,270
2023	247,214,730

Total	$249,500,000

(6) Leases

The Company leases office space in several markets. Some leases are for the entire building while others are for certain office space in a building. The Company also rents land beneath a building owned by the Company in Augusta, GA.

The Company leases radio towers for the majority of its radio stations. Leases for FM radio stations are generally to install broadcast equipment on a radio tower and in a transmitter building adjacent to the radio tower. Leases for AM radio stations are generally for the entire radio tower array and the adjacent transmitter building. The Company also leases tower space to install translator equipment.

Certain rental agreements for office space and radio towers contain non-lease components such as common area maintenance and utilities. The Company elected to apply the practical expedient that permits lessees to make an accounting policy election to account for each separate lease component of an office space and radio tower lease contract and its associated non-lease components as a single lease component. Certain rental agreements for office space and radio towers also include taxes and insurance which are not considered lease components.

Consideration for office space and radio tower leases generally includes monthly payments with either a fixed annual increase or a variable annual increase based on a consumer price index. Leases with variable annual increases based on a consumer price index are initially measured using the index at the commencement date. Subsequent changes to variable increases based on a consumer price index will be recognized in the statement of operations in the period of change. The lease term begins at the commencement date and is determined on that date based on the noncancelable term of the lease, together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. When evaluating whether the Company is reasonably certain to exercise an option to renew the lease, the Company is required to assess all relevant factors that create an economic incentive for the Company to exercise the renewal.

The Company rents certain office equipment, such as copiers, in several markets. Consideration for office equipment leases generally includes fixed monthly payments for the lease term. The lease term begins at the commencement date and is determined on that date based on the noncancelable term of the lease. Office equipment leases generally do not include options to extend the lease.

The Company received several vehicles through acquisitions that have completed the original lease term and are now leased on a month to month basis. The vehicles are expected to be acquired or returned to the lessor within twelve months. The Company has made an accounting policy election to not record leases with a term of 12 months or less on its balance sheet. Instead, the Company recognizes lease payments as an expense on a straight-line basis over the lease term.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The various discount rates are based on the Company’s incremental borrowing rate due to the rate implicit in the leases being not readily determinable. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company used the current borrowing rate on its credit facility, adjusted for the effects of collateralization, to determine the various rates it would pay to finance similar transactions over similar time periods.

The Company leases certain office space and radio towers from related parties. The current lease expiration dates range from December 2020 through December 2027 and annual rental expense ranges from $13,000 to $0.2 million. Related party right-of-use assets and lease liabilities are included in the amounts reported on the accompanying balance sheet as of March 31, 2019 and future minimum payments for related party leases are included in the tables below. Further information regarding related party leases is included in Note 16 to the consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019.

The Company elected to apply a package of practical expedients that allows it not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases.

Certain amounts related to finance leases previously reported in the 2018 financial statements have been reclassified to conform to the 2019 presentation.

The following table summarizes lease information as of and for the three months ended March 31, 2019:

Lease cost
Operating lease cost	$2,483,471
Finance lease cost:
Amortization of right-of-use assets	6,251
Interest on lease liabilities	3,472
Short-term lease cost	7,200

Total lease cost	$2,500,394

Other information
Operating cash flows from operating leases	$2,266,643
Operating cash flows from finance leases	3,472
Financing cash flows from finance leases	16,776
Right-of-use assets obtained in exchange for new operating lease liabilities	78,594
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Weighted-average remaining lease term – operating leases	6.8 years
Weighted-average remaining lease term – finance leases	26.8 years
Weighted-average discount rate – operating leases	8.7%
Weighted-average discount rate – finance leases	3.9%

As of March 31, 2019, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

Year 1	$10,017,692
Year 2	9,669,882
Year 3	8,814,694
Year 4	7,143,439
Year 5	6,047,100
Thereafter	21,757,196

Total lease payments	63,450,003
Less imputed interest	(21,066,412)

Present value of lease liabilities	$42,383,591

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2018, future minimum payments for operating and finance leases for the next five years and thereafter were summarized as follows:

2019	$9,800,202
2020	9,946,823
2021	8,881,584
2022	7,662,679
2023	6,305,127
Thereafter	19,974,004

Total	$62,570,419

(7) Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2018 and 2019 are as follows:

	Three months ended March 31,
	2018	2019
Beginning balance	$286,166,200	$275,034,091
Change in accounting principle	—	(935,916)
Issuance of common stock	—	1,172,625
Stock-based compensation	617,772	584,574
Purchase of treasury stock	(13,540,448)	(19,826)
Net income (loss)	(3,161,192)	1,353,263
Cash dividends	(1,366,922)	(1,387,832)
Other comprehensive loss	(731,265)	—

Ending balance	$267,984,145	$275,800,979

(8) Revenue

Revenue is comprised of the following:

	Three months ended March 31,
	2018	2019
Commercial advertising	$47,702,470	$49,581,265
Digital advertising	3,208,539	3,506,949
Other	4,242,618	4,599,340

	$55,153,627	$57,687,554

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

	December 31, 2018	March 31, 2019
Deferred revenue	$1,868,223	$1,966,816

	Three months ended March 31,
	2018	2019
Losses on receivables	$225,731	$312,750

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	December 31, 2018	March 31, 2019
Trade sales receivable	$1,606,283	$1,746,064
Trade sales payable	1,250,454	1,170,111

	Three months ended March 31,
	2018	2019
Trade sales revenue	$1,882,430	$2,248,876

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2019	429,833	$9.77
Granted	144,518	3.90
Vested	(18,417)	10.13
Forfeited	(5,000)	3.75

Unvested as of March 31, 2019	550,934	$6.92

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2019	101,500	$6.42
Granted	—	—
Vested	(1,500)	3.59
Forfeited	(500)	3.75

Unvested as of March 31, 2019	99,500	$4.92

As of March 31, 2019, there was $3.2 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(10) Income Taxes

The Company’s effective tax rate was (13.7)% and 31.9% for the three months ended March 31, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

(11) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan and the revolving credit facility as of March 31, 2019 was $249.5 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2018 was $252.0 million, which approximated fair value based on current market interest rates.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the first quarter of 2019.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2018	2019	$	%
Net revenue	$55,153,627	$57,687,554	$2,533,927	4.6%
Station operating expenses	45,512,847	47,451,182	1,938,335	4.3
Corporate general and administrative expenses	3,282,473	4,962,414	1,679,941	51.2
Change in fair value of contingent consideration	4,415,925	—	4,415,925	(100.0)
Gain on dispositions	—	3,545,755	3,545,755	—
Interest expense	3,625,240	4,590,885	965,645	26.6
Income tax expense	380,501	632,847	252,346	66.3
Net income (loss)	(3,161,192)	1,353,263	4,514,455	142.8

Net Revenue. Net revenue increased $2.5 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Significant factors affecting net revenue included $2.2 million in additional revenue in the Philadelphia market cluster primarily from the acquisition of WXTU-FM on September 27, 2018 and a $0.9 million increase in revenue from our Tampa-Saint Petersburg market cluster. Net revenue for the three months ended March 31, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $1.9 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Significant factors affecting station operating expenses included $1.0 million in additional expenses in the Philadelphia market cluster primarily from the acquisition of WXTU-FM, a $1.0 million increase in station operating expenses at our Boston market cluster, and a $0.6 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the three months ended March 31, 2019 were comparable to station operating expenses for the same period in 2018 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.7 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The primary factors affecting corporate general and administrative expenses included a $0.4 million increase in cash compensation expense in 2019 and a $1.0 million gain as a result of the Greater Media pension plan termination in 2018.

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

Gain on Dispositions. On March 28, 2019, we completed the sale of certain land and improvements in Augusta, GA for $0.5 million. As a result of the sale we recorded a gain of $0.4 million in the quarter ended March 31, 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation we recorded a gain of $3.1 million in the quarter ended March 31, 2019.

Interest Expense. Interest expense increased $1.0 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The primary factors affecting interest expense were the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was (13.7)% and 31.9% for the three months ended March 31, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

Net Income (Loss). Net income during the three months ended March 31, 2019 was $1.4 million, an increase of $4.5 million compared to net loss of $3.2 million during the three months ended March 31, 2018 as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility. Our primary liquidity needs have been, and for the next twelve months and thereafter, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, maintenance of our radio towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

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

As of March 31, 2019, the credit facility consisted of a term loan with a remaining balance of $249.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of March 31, 2019, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.5% as of March 31, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.5% as of March 31, 2019 and matures on November 1, 2023.

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

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $249.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of March 31, 2019, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	2,285,270
2023	247,214,730

Total	$249,500,000

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $20,000 to repurchase 4,979 shares during the three months ended March 31, 2019.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $1.4 million during the three months ended March 31, 2019. Also, on March 5, 2019, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on April 5, 2019, to stockholders of record on March 29, 2019.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the three months ended March 31, 2018 and 2019 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2018	2019
Net cash provided by operating activities	$4,800,998	$7,410,986
Net cash used in investing activities	(1,225,996)	(541,132)
Net cash used in financing activities	(4,327,428)	(3,910,113)

Net increase (decrease) in cash and cash equivalents	$(752,426)	$2,959,741

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $2.6 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Significant factors affecting this increase in net cash provided by operating activities included a $10.9 million increase in cash receipts from revenue, partially offset by a $4.6 million increase in cash paid for station operating expenses, a $1.1 million increase in interest payments, a $1.0 million increase in income tax payments, and a $0.7 million increase in cash paid for corporate general and administrative expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2019 included payments of $2.5 million for investments and payments of $1.8 million for capital expenditures, partially offset by proceeds of $3.8 million from dispositions. Net cash used in investing activities for the same period in 2018 included payments of $1.2 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2019 included repayments of $2.5 million under our credit facility and payments of $1.4 million for cash dividends. Net cash used in financing activities for the same period in 2018 included repayments of $3.0 million under our credit facility and payments of $1.3 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risks affecting our Company during the first quarter of 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2019	375	$3.76	—	—
February 1 – 28, 2019	—	—	—	—
March 1 – 31, 2019	4,604	4.00	—	—

Total	4,979

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended March 31, 2019, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 7, 2019	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 7, 2019	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)