Form 10-Q
period 2019-06-30
BEASLEY BROADCAST GROUP INC
filed 2019-08-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Class A Common Stock, $0.001 par value, 11,213,918 Shares Outstanding as of July 31, 2019

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 31, 2019

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,433,828	$12,272,384
Accounts receivable, less allowance for doubtful accounts of $2,010,721 in 2018 and $1,579,946 in 2019	52,417,152	47,487,187
Prepaid expenses	3,134,756	6,013,685
Other current assets	1,960,032	3,932,811

Total current assets	70,945,768	69,706,067
Property and equipment, net	57,078,452	58,283,496
Operating lease right-of-use assets	—	38,176,423
Finance lease right-of-use assets	675,194	662,690
FCC broadcasting licenses	516,735,554	516,735,554
Goodwill	25,377,447	25,377,447
Other intangibles, net	2,823,178	2,704,569
Other assets	7,449,486	12,249,679

Total assets	$681,085,079	$723,895,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611,151	$10,501,737
Operating lease liabilities	—	6,609,768
Finance lease liabilities	67,101	68,712
Other current liabilities	19,181,108	19,416,156

Total current liabilities	28,859,360	36,596,373
Due to related parties	662,329	613,973
Long-term debt, net of unamortized debt issuance costs	242,776,520	237,244,486
Operating lease liabilities	—	36,193,009
Finance lease liabilities	499,753	464,591
Deferred tax liabilities	122,912,545	123,938,041
Other long-term liabilities	10,340,481	9,628,106

Total liabilities	406,050,988	444,678,579
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,334,336 issued and 10,908,309 outstanding in 2018; 15,648,049 issued and 11,213,918 outstanding in 2019	15,334	15,647
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2018 and 2019	16,662	16,662
Additional paid-in capital	149,963,252	152,267,754
Treasury stock, Class A common stock; 4,426,027 shares in 2018; 4,434,131 shares in 2019	(30,447,597)	(30,478,681)
Retained earnings	155,398,555	157,308,079
Accumulated other comprehensive income	87,885	87,885

Total stockholders’ equity	275,034,091	279,217,346

Total liabilities and stockholders’ equity	$681,085,079	$723,895,925

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2018	2019
Net revenue	$61,625,296	$65,658,748

Operating expenses:
Station operating expenses (including stock-based compensation of $221,046 in 2018 and $85,002 in 2019 and excluding depreciation and amortization shown separately below)	44,967,293	47,759,693
Corporate general and administrative expenses (including stock-based compensation of $482,358 in 2018 and $462,614 in 2019)	4,440,299	5,423,561
Transaction expenses	—	55,163
Depreciation and amortization	1,562,052	1,742,687

Total operating expenses	50,969,644	54,981,104

Operating income	10,655,652	10,677,644
Non-operating income (expense):
Interest expense	(3,805,575)	(4,547,036)
Other income (expense), net	27,311	38,193

Income before income taxes	6,877,388	6,168,801
Income tax expense	1,958,776	1,899,800

Net income	4,918,612	4,269,001
Other comprehensive income:	—	—

Comprehensive income	$4,918,612	$4,269,001

Net income per Class A and B common share:
Basic and diluted	$0.18	$0.15
Dividends declared per common share	$0.05	$0.05
Weighted average shares outstanding:
Basic	27,344,752	27,776,682
Diluted	27,523,310	27,838,939

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended June 30,
	2018	2019
Net revenue	$116,778,923	$123,346,302

Operating expenses:
Station operating expenses (including stock-based compensation of $373,464 in 2018 and $208,149 in 2019 and excluding depreciation and amortization shown separately below)	90,480,140	95,210,875
Corporate general and administrative expenses (including stock-based compensation of $947,712 in 2018 and $924,041 in 2019)	7,722,772	10,385,975
Transaction expenses	—	296,511
Depreciation and amortization	3,108,786	3,511,474
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)

Total operating expenses	105,727,623	105,859,080

Operating income	11,051,300	17,487,222
Non-operating income (expense):
Interest expense	(7,430,815)	(9,137,921)
Other income (expense), net	476,212	(194,390)

Income before income taxes	4,096,697	8,154,911
Income tax expense	2,339,277	2,532,647

Net income	1,757,420	5,622,264
Other comprehensive loss:
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	(731,265)	—

Comprehensive income	$1,026,155	$5,622,264

Net income per Class A and B common share:
Basic and diluted	$0.06	$0.20
Dividends declared per common share	$0.10	$0.10
Weighted average shares outstanding:
Basic	27,530,043	27,668,814
Diluted	27,710,563	27,740,491

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities:
Net income	$1,757,420	$5,622,264
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,321,176	1,132,190
Provision for bad debts	571,781	(72,379)
Depreciation and amortization	3,108,786	3,511,474
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)
Termination of pension plan	(992,623)	—
Amortization of loan fees	940,752	967,966
Deferred income taxes	1,934,733	1,025,496
Change in operating assets and liabilities:
Accounts receivable	(4,061,594)	5,002,344
Prepaid expenses	(2,663,314)	(2,878,929)
Other assets	(7,510)	(2,046,809)
Accounts payable	1,540,134	890,586
Other liabilities	2,865,485	2,008,914
Other operating activities	251,416	(83,423)

Net cash provided by operating activities	10,982,567	11,533,939

Cash flows from investing activities:
Capital expenditures	(2,126,999)	(4,669,405)
Proceeds from dispositions	—	3,800,000
Payments for translator licenses	(52,500)	—
Payments for investments	(150,000)	(2,500,000)

Net cash used in investing activities	(2,329,499)	(3,369,405)

Cash flows from financing activities:
Payments on debt	(5,032,010)	(6,500,000)
Reduction of finance lease liabilities	—	(33,551)
Dividends paid	(2,653,303)	(2,761,343)
Purchase of treasury stock	(68,396)	(31,084)

Net cash used in financing activities	(7,753,709)	(9,325,978)

Net increase (decrease) in cash and cash equivalents	899,359	(1,161,444)
Cash and cash equivalents at beginning of period	13,922,390	13,433,828

Cash and cash equivalents at end of period	$14,821,749	$12,272,384

Cash paid for interest	$6,474,582	$8,237,145

Cash paid for income taxes	$266,200	$2,537,750

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,367,448	$1,388,992

Class A common stock returned to treasury stock	$13,515,406	$—

Note receivable and accrued interest converted to investment	$187,618	$—

Class A common stock issued for acquisition	$—	$198,500

Class A common stock issued for investment	$—	$974,125

Media advertising exchanged for investment	$—	$1,000,000

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

(3) Acquisitions and Dispositions

On June 10, 2019, the Company entered into an asset purchase agreement to acquire WDMK-FM and three translators in Detroit, MI from Urban One, Inc. for $13.5 million in cash. The purchase price will be partially financed with borrowings from the Company’s credit facility and partially funded with cash from operations. The acquisition, which is subject to approval by the Federal Communications Commission (“FCC”) and other customary closing conditions, is expected to close during the third quarter of 2019.

On March 28, 2019, the Company completed the sale of certain land and improvements in Augusta, GA to a third party for $0.5 million. As a result of the sale, the Company recorded a gain of $0.4 million in the quarter ended March 31, 2019.

On March 15, 2019, the Company agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million received from Clearwire Spectrum Holdings LLC (“Clearwire”). The Company had previously leased the channels under the broadband radio service license to Clearwire under an agreement that ended on March 15, 2019. As a result of the license cancelation, the Company recorded a gain of $3.1 million in the quarter ended March 31, 2019.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma information for the three and six months ended June 30, 2018 assumes that the acquisition of WXTU-FM in Philadelphia had occurred on January 1, 2018. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2018 or of results that may occur in the future.

	Three months ended June 30, 2018	Six months ended June 30, 2018
Net revenue	$64,429,722	$122,315,767
Operating income	12,083,186	18,253,170
Net income	5,524,831	7,257,410
Basic and diluted net income per share	0.20	0.26

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

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2018	June 30, 2019
Term loan	$252,000,000	$245,500,000
Revolving credit facility	—	—

	252,000,000	245,500,000
Less unamortized debt issuance costs	(9,223,480)	(8,255,514)

	242,776,520	237,244,486
Less current installments	—	—

	$242,776,520	$237,244,486

As of June 30, 2019, the credit facility consisted of a term loan with a remaining balance of $245.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2019, the Company had $20.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.4% as of June 30, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.4% as of June 30, 2019 and matures on November 1, 2023.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from June 30, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $245.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	—
2023	245,500,000

Total	$245,500,000

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

The Company leases certain office space and radio towers from related parties. The current lease expiration dates range from December 2020 through December 2027 and annual rental expense ranges from $13,000 to $0.2 million. Related party right-of-use assets and lease liabilities are included in the amounts reported on the accompanying balance sheet as of June 30, 2019 and future minimum payments for related party leases are included in the tables below. Further information regarding related party leases is included in Note 16 to the consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019.

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

The following table summarizes lease information:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost
Operating lease cost	$2,528,479	$5,011,950
Finance lease cost:
Amortization of right-of-use assets	6,251	12,502
Interest on lease liabilities	3,473	6,945
Short-term lease cost	7,200	14,400

Total lease cost	$2,545,403	$5,045,797

Other information
Operating cash flows from operating leases	$2,476,039	$4,742,682
Operating cash flows from finance leases	3,473	6,945
Financing cash flows from finance leases	16,775	33,551
Right-of-use assets obtained in exchange for new operating lease liabilities	2,471,766	2,550,360
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

		June 30, 2019
Weighted-average remaining lease term – operating leases		6.9 years
Weighted-average remaining lease term – finance leases		26.5 years
Weighted-average discount rate – operating leases		8.6%
Weighted-average discount rate – finance leases		3.9%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2019, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

Year 1	$10,029,599
Year 2	9,390,464
Year 3	8,758,186
Year 4	6,597,916
Year 5	5,748,489
Thereafter	20,450,663

Total lease payments	60,975,317
Less imputed interest	(17,639,237)

Present value of lease liabilities	$43,336,080

As of December 31, 2018, future minimum payments for operating and finance leases for the next five years and thereafter were summarized as follows:

2019	$9,800,202
2020	9,946,823
2021	8,881,584
2022	7,662,679
2023	6,305,127
Thereafter	19,974,004

Total	$62,570,419

(7) Stockholders’ Equity

The changes in stockholders’ equity for the three and six months ended June 30, 2018 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Beginning balance	$267,984,145	$275,800,979	$286,166,200	$275,034,091
Change in accounting principle	—	—	—	(935,916)
Issuance of common stock	—	—	—	1,172,625
Stock-based compensation	703,404	547,616	1,321,176	1,132,190
Purchase of treasury stock	(43,354)	(11,258)	(13,583,802)	(31,084)
Net income	4,918,612	4,269,001	1,757,420	5,622,264
Cash dividends	(1,367,448)	(1,388,992)	(2,734,370)	(2,776,824)
Other comprehensive loss	—	—	(731,265)	—

Ending balance	$272,195,359	$279,217,346	$272,195,359	$279,217,346

(8) Revenue

Revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Commercial advertising	$53,414,405	$57,375,821	$101,116,875	$106,957,086
Digital advertising	4,121,798	4,948,181	7,330,337	8,455,130
Other	4,089,093	3,334,746	8,331,711	7,934,086

	$61,625,296	$65,658,748	$116,778,923	$123,346,302

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

	December 31, 2018	June 30, 2019
Deferred revenue	$1,868,223	$1,766,464

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Losses on receivables	$188,383	$45,646	$414,114	$358,396

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

	December 31, 2018	June 30, 2019
Trade sales receivable	$1,606,283	$1,972,177
Trade sales payable	1,250,454	1,250,425

	Three months ended June 30,		Six months ended June 30,
	2018	2019	2018	2019
Trade sales revenue	$1,736,658	$2,259,366	$3,619,088	$4,508,242

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2019	550,934	$6.92
Granted	129,000	3.27
Vested	(10,500)	7.99
Forfeited	(22,500)	9.11

Unvested as of June 30, 2019	646,934	$6.10

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2019	99,500	$4.92
Granted	—	—
Vested	(2,000)	7.00
Forfeited	—	—

Unvested as of June 30, 2019	97,500	$4.88

As of June 30, 2019, there was $3.0 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(10) Income Taxes

The Company’s effective tax rate was 28% and 31% for the three months ended June 30, 2018 and 2019, respectively, and 57% and 31% for the six months ended June 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

(11) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan and the revolving credit facility as of June 30, 2019 was $245.5 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2018 was $252.0 million, which approximated fair value based on current market interest rates.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the radio industry;

•	the Company’s dependence on selected market clusters of radio stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC broadcasting licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•

the Company’s ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on the Company’s financial condition and results of operations; and

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the second quarter of 2019.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2018	2019	$	%
Net revenue	$61,625,296	$65,658,748	$4,033,452	6.5%
Station operating expenses	44,967,293	47,759,693	2,792,400	6.2
Corporate general and administrative expenses	4,440,299	5,423,561	983,262	22.1
Interest expense	3,805,575	4,547,036	741,461	19.5
Income tax expense	1,958,776	1,899,800	(58,976)	(3.0)
Net income	4,918,612	4,269,001	(649,611)	(13.2)

Net Revenue. Net revenue increased $4.0 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Significant factors affecting net revenue included $3.2 million in additional revenue from our Philadelphia market cluster primarily due to the acquisition of WXTU-FM on September 27, 2018 and a $1.6 million increase in revenue from our Boston market cluster. Net revenue for the three months ended June 30, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $2.8 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Significant factors affecting station operating expenses included $1.6 million in additional expenses in the Philadelphia market cluster primarily due to the acquisition of WXTU-FM and a $0.9 million increase in station operating expenses at our Boston market cluster. Station operating expenses for the three months ended June 30, 2019 were comparable to station operating expenses for the same period in 2018 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.0 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to a $0.7 million increase in cash compensation expense which was primarily due to an increase in the number of employees at our corporate offices.

Interest Expense. Interest expense increased $0.7 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The primary factors affecting interest expense were the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was 28% and 31% for the three months ended June 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended June 30, 2019 was $4.3 million, a decrease of $0.6 million compared to net income of $4.9 million during the three months ended June 30, 2018 as a result of the factors described above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2018	2019	$	%
Net revenue	$116,778,923	$123,346,302	$6,567,379	5.6%
Station operating expenses	90,480,140	95,210,875	4,730,735	5.2
Corporate general and administrative expenses	7,722,772	10,385,975	2,663,203	34.5
Change in fair value of contingent consideration	4,415,925	—	4,415,925	(100.0)
Gain on dispositions	—	3,545,755	3,545,755	—
Interest expense	7,430,815	9,137,921	1,707,106	23.0
Income tax expense	2,339,277	2,532,647	193,370	8.3
Net income	1,757,420	5,622,264	3,864,844	219.9

Net Revenue. Net revenue increased $6.6 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Significant factors affecting net revenue included $5.4 million in additional revenue from our Philadelphia market cluster primarily due to the acquisition of WXTU-FM, a $2.1 million increase in revenue from our Boston market cluster, and a $0.9 million increase in revenue from our Tampa-Saint Petersburg market cluster, partially offset by a $0.5 million decrease in revenue from our Las Vegas market cluster and a $0.5 million decrease in revenue from our Charlotte market cluster. Net revenue for the six months ended June 30, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $4.7 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Significant factors affecting station operating expenses included $2.7 million in additional expenses in the Philadelphia market cluster primarily due to the acquisition of WXTU-FM, a $1.9 million increase in station operating expenses at our Boston market cluster, and a $0.6 million increase in station operating expenses at our Tampa-Saint Petersburg market cluster. Station operating expenses for the six months ended June 30, 2019 were comparable to station operating expenses for the same period in 2018 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $2.7 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The primary factors affecting corporate general and administrative expenses included a $1.0 million increase in cash compensation expense in 2019, which was primarily due to an increase in the number of employees at our corporate offices, and a $1.0 million gain as a result of the Greater Media pension plan termination in 2018.

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

Gain on Dispositions. On March 28, 2019, we completed the sale of certain land and improvements in Augusta, GA for $0.5 million. As a result of the sale, we recorded a gain of $0.4 million in the six months ended June 30, 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation, we recorded a gain of $3.1 million in the six months ended June 30, 2019.

Interest Expense. Interest expense increased $1.7 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The primary factors affecting interest expense were the increase in long-term debt outstanding and the applicable interest rate.

Income Tax Expense. Our effective tax rate was 57% and 31% for the six months ended June 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the six months ended June 30, 2019 was $5.6 million, an increase of $3.9 million compared to net income of $1.8 million during the six months ended June 30, 2018 as a result of the factors described above.

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

As of June 30, 2019, the credit facility consisted of a term loan with a remaining balance of $245.5 million and a revolving credit facility with a maximum commitment of $20.0 million. As of June 30, 2019, we had $20.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.4% as of June 30, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.4% as of June 30, 2019 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from June 30, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $245.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of June 30, 2019, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	—
2023	245,500,000

Total	$245,500,000

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $31,000 to repurchase 8,104 shares during the six months ended June 30, 2019.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $2.8 million during the six months ended June 30, 2019. Also, on May 30, 2019, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on July 5, 2019, to stockholders of record on June 28, 2019.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the six months ended June 30, 2018 and 2019 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2018	2019
Net cash provided by operating activities	$10,982,567	$11,533,939
Net cash used in investing activities	(2,329,499)	(3,369,405)
Net cash used in financing activities	(7,753,709)	(9,325,978)

Net increase (decrease) in cash and cash equivalents	$899,359	$(1,161,444)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $0.6 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Significant factors affecting this increase in net cash provided by operating activities included a $14.7 million increase in cash receipts from revenue, partially offset by a $7.5 million increase in cash paid for station operating expenses, a $2.3 million increase in income tax payments, a $1.8 million increase in interest payments, and a $1.7 million increase in cash paid for corporate general and administrative expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2019 included payments of $4.7 million for capital expenditures and a payment of $2.5 million for our investment in Renegades Holdings, Inc., partially offset by proceeds of $3.8 million from dispositions. Net cash used in investing activities for the same period in 2018 included payments of $2.1 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2019 included repayments of $6.5 million under our credit facility and payments of $2.8 million for cash dividends. Net cash used in financing activities for the same period in 2018 included repayments of $5.0 million under our credit facility and payments of $2.7 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2018. There have been no material changes to the risks affecting our Company during the second quarter of 2019.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2019	1,875	$3.78	—	—
May 1 – 31, 2019	500	3.57	—	—
June 1 – 30, 2019	750	3.18	—	—

Total	3,125

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended June 30, 2019, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 7, 2019		/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 7, 2019		/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)