Form 10-Q
period 2019-09-30
BEASLEY BROADCAST GROUP INC
filed 2019-11-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Class A Common Stock, $0.001 par value, 11,212,043 Shares Outstanding as of October 31, 2019

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 31, 2019

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,433,828	$11,898,751
Accounts receivable, less allowance for doubtful accounts of $2,010,721 in 2018 and $1,816,500 in 2019	52,417,152	49,058,272
Prepaid expenses	3,134,756	6,647,688
Other current assets	1,960,032	2,318,757

Total current assets	70,945,768	69,923,468
Property and equipment, net	57,078,452	59,175,219
Operating lease right-of-use assets	—	38,184,158
Finance lease right-of-use assets	675,194	656,439
FCC licenses	516,735,554	529,626,671
Goodwill	25,377,447	25,377,447
Other intangibles, net	2,823,178	2,791,981
Other assets	7,449,486	14,147,960

Total assets	$681,085,079	$739,883,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611,151	$13,770,720
Operating lease liabilities	—	7,023,164
Finance lease liabilities	67,101	69,519
Other current liabilities	19,181,108	21,432,111

Total current liabilities	28,859,360	42,295,514
Due to related parties	662,329	589,795
Long-term debt, net of unamortized debt issuance costs	242,776,520	245,228,469
Operating lease liabilities	—	35,800,025
Finance lease liabilities	499,753	447,009
Deferred tax liabilities	122,912,545	124,449,836
Other long-term liabilities	10,340,481	9,603,803

Total liabilities	406,050,988	458,414,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,334,336 issued and 10,908,309 outstanding in 2018; 15,648,049 issued and 11,212,043 outstanding in 2019	15,334	15,647
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2018 and 2019	16,662	16,662
Additional paid-in capital	149,963,252	152,870,262
Treasury stock, Class A common stock; 4,426,027 shares in 2018; 4,436,006 shares in 2019	(30,447,597)	(30,484,269)
Retained earnings	155,398,555	158,962,705
Accumulated other comprehensive income	87,885	87,885

Total stockholders’ equity	275,034,091	281,468,892

Total liabilities and stockholders’ equity	$681,085,079	$739,883,343

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2018	2019
Net revenue	$65,147,080	$66,114,701

Operating expenses:
Station operating expenses (including stock-based compensation of $156,338 in 2018 and $138,704 in 2019 and excluding depreciation and amortization shown separately below)	50,351,099	49,443,632
Corporate general and administrative expenses (including stock-based compensation of $301,116 in 2018 and $463,804 in 2019)	3,665,865	5,326,660
Transaction expenses	110,901	65,423
Depreciation and amortization	1,693,073	1,867,234

Total operating expenses	55,820,938	56,702,949

Operating income	9,326,142	9,411,752
Non-operating income (expense):
Interest expense	(4,073,658)	(4,406,162)
Loss on modification of long-term debt	(281,021)	—
Other income (expense), net	(761,275)	(86,333)

Income before income taxes	4,210,188	4,919,257
Income tax expense	1,578,412	1,733,980

Income before equity in earnings of unconsolidated affiliates	2,631,776	3,185,277
Equity in earnings of unconsolidated affiliates, net of tax	—	(141,378)

Net income	$2,631,776	$3,043,899

Net income per Class A and B common share:
Basic and diluted	$0.10	$0.11
Dividends declared per common share	$0.05	$0.05
Weighted average shares outstanding:
Basic	27,351,587	27,781,412
Diluted	27,500,840	27,882,474

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2018	2019
Net revenue	$181,926,003	$189,461,003

Operating expenses:
Station operating expenses (including stock-based compensation of $529,802 in 2018 and $346,853 in 2019 and excluding depreciation and amortization shown separately below)	140,831,239	144,654,507
Corporate general and administrative expenses (including stock-based compensation of $1,248,828 in 2018 and $1,387,845 in 2019)	11,388,637	15,712,635
Transaction expenses	110,901	361,935
Depreciation and amortization	4,801,859	5,378,708
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)

Total operating expenses	161,548,561	162,562,030

Operating income	20,377,442	26,898,973
Non-operating income (expense):
Interest expense	(11,504,473)	(13,544,083)
Loss on modification of long-term debt	(281,021)	—
Other income (expense), net	(285,063)	(280,722)

Income before income taxes	8,306,885	13,074,168
Income tax expense	3,917,689	4,266,627

Income before equity in earnings of unconsolidated affiliates	4,389,196	8,807,541
Equity in earnings of unconsolidated affiliates, net of tax	—	(141,378)

Net income	4,389,196	8,666,163
Other comprehensive loss:
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	(731,265)	—

Comprehensive income	$3,657,931	$8,666,163

Net income per Class A and B common share:
Basic and diluted	$0.16	$0.31
Dividends declared per common share	$0.15	$0.15
Weighted average shares outstanding:
Basic	27,469,904	27,706,759
Diluted	27,664,999	27,828,316

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities:
Net income	$4,389,196	$8,666,163
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,778,630	1,734,698
Provision for bad debts	2,472,298	271,399
Depreciation and amortization	4,801,859	5,378,708
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(3,545,755)
Termination of pension plan	(992,623)	—
Amortization of loan fees	1,415,549	1,451,949
Loss on modification of long-term debt	281,021	—
Deferred income taxes	2,481,306	1,537,291
Equity in earnings of unconsolidated affiliates	—	141,378
Change in operating assets and liabilities:
Accounts receivable	(6,587,432)	3,087,481
Prepaid expenses	(4,057,747)	(3,512,932)
Other assets	(1,511,179)	(140,228)
Accounts payable	6,715,576	4,159,569
Other liabilities	212,056	3,950,396
Other operating activities	19,050	133,381

Net cash provided by operating activities	15,833,485	23,313,498

Cash flows from investing activities:
Payments for acquisitions	(39,520,000)	(13,500,000)
Capital expenditures	(3,346,558)	(6,901,243)
Proceeds from dispositions	—	3,800,000
Payments for translator licenses	(52,500)	—
Payments for investments	(150,000)	(5,009,999)

Net cash used in investing activities	(43,069,058)	(21,611,242)

Cash flows from financing activities:
Issuance of debt	35,000,000	10,000,000
Payments on debt	(7,048,014)	(9,000,000)
Payments of debt issuance costs	(553,062)	—
Reduction of finance lease liabilities	—	(50,326)
Dividends paid	(4,020,751)	(4,150,335)
Purchase of treasury stock	(85,489)	(36,672)

Net cash provided by (used in) financing activities	23,292,684	(3,237,333)

Net decrease in cash and cash equivalents	(3,942,889)	(1,535,077)
Cash and cash equivalents at beginning of period	13,922,390	13,433,828

Cash and cash equivalents at end of period	$9,979,501	$11,898,751

Cash paid for interest	$9,993,376	$12,217,854

Cash paid for income taxes	$273,200	$3,438,550

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,367,761	$1,389,273

Class A common stock returned to treasury stock	$13,515,406	$—

Note receivable and accrued interest converted to investment	$187,618	$—

Class A common stock issued for acquisition	$29,888	$198,500

Class A common stock issued for investment	$—	$974,125

Media advertising exchanged for investment	$—	$1,000,000

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

(3) Acquisitions and Dispositions

On August 31, 2019, the Company completed the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit from Urban One, Inc. for $13.5 million in cash. The purchase price was partially financed with $10.0 million in borrowings from the Company’s credit facility and partially funded with $3.5 million of cash from operations. The acquisition broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Detroit radio market. The acquisition was accounted for as an asset acquisition. The Company incurred transaction costs of $0.2 million which were capitalized as a component of the assets acquired.

The assets acquired are summarized as follows:

Property and equipment	$432,588
FCC licenses	12,891,117
Other intangibles	176,295

$13,500,000

On March 28, 2019, the Company completed the sale of certain land and improvements in Augusta, GA to a third party for $0.5 million. As a result of the sale, the Company recorded a gain of $0.4 million in the first quarter of 2019.

On March 15, 2019, the Company agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million received from Clearwire Spectrum Holdings LLC (“Clearwire”). The Company had previously leased the channels under the broadband radio service license to Clearwire under an agreement that ended on March 15, 2019. As a result of the license cancelation, the Company recorded a gain of $3.1 million in the first quarter of 2019.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following unaudited pro forma information for the three and nine months ended September 30, 2018 assumes that the acquisition of WXTU-FM in Philadelphia had occurred on January 1, 2018. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2018 or of results that may occur in the future.

	Three Months ended September 30, 2018	Nine Months ended September 30, 2018
Net revenue	$65,642,435	$187,201,031
Operating income	10,605,254	28,493,819
Net income	3,307,743	9,893,232
Basic and diluted net income per share	0.12	0.36

(4) Other Assets

On August 22, 2019, the Company contributed an additional $1.5 million in cash to Quu, Inc. (“Quu”), a technology company, in exchange for an additional 10,000,000 shares. As a result of the additional investment, the Company holds approximately 35% of the outstanding shares of Quu. The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment will be accounted for using the equity method. On August 22, 2019, the Company adjusted the initial investment to fair value and recognized a loss of $0.1 million. The Company will recognize its share of the earnings or losses of Quu in the periods for which they are reported by Quu. Any loss in value of the investment that is other than a temporary decline will be recognized. As of September 30, 2019, the carrying amount of the investment in Quu is $2.2 million.

On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades Holdings, Inc. (“Renegades”), an esports organization, in exchange for 3,750,000 shares or approximately 43% of the outstanding shares of Renegades. The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Renegades. Therefore, the investment will be accounted for using the equity method. The Company will recognize its share of the earnings or losses of Renegades in the periods for which they are reported by Renegades. Any loss in value of the investment that is other than a temporary decline will be recognized. The Company acquired an additional 416,666 shares in the third quarter of 2019 for $0.5 million in cash. The Company will acquire an additional 416,666 shares in the fourth quarter of 2019 and an additional 416,668 shares in the first quarter of 2020 for an aggregate of $1.0 million in cash. As of September 30, 2019, the carrying amount of the investment in Renegades is $4.9 million.

The Company’s share of earnings from Quu and Renegades is reported in earnings of unconsolidated affiliates, net of tax in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019.

(5) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2018	September 30, 2019
Term loan	$252,000,000	$243,000,000
Revolving credit facility	—	10,000,000

	252,000,000	253,000,000
Less unamortized debt issuance costs	(9,223,480)	(7,771,531)

	242,776,520	245,228,469
Less current installments	—	—

	$242,776,520	$245,228,469

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2019, the credit facility consisted of a term loan with a remaining balance of $243.0 million and a revolving credit facility with an outstanding balance of $10.0 million and a maximum commitment of $20.0 million. As of September 30, 2019, the Company had $10.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.0% as of September 30, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.0% as of September 30, 2019 and matures on November 1, 2023.

On August 31, 2019, the Company borrowed $10.0 million from its revolving credit facility. The proceeds were used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $253.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	10,000,000
2023	243,000,000

Total	$253,000,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company leases certain office space and radio towers from related parties. The current lease expiration dates range from December 2020 through December 2027 and annual rental expense ranges from $13,000 to $0.2 million. Related party right-of-use assets and lease liabilities are included in the amounts reported on the accompanying balance sheet as of September 30, 2019 and future minimum payments for related party leases are included in the tables below. Further information regarding related party leases is included in Note 16 to the consolidated financial statements contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes lease information:

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
Lease cost
Operating lease cost	$2,564,398	$7,576,348
Finance lease cost:
Amortization of right-of-use assets	6,251	18,753
Interest on lease liabilities	3,472	10,417
Short-term lease cost	7,200	21,600

Total lease cost	$2,581,321	$7,627,118

Other information
Operating cash flows from operating leases	$2,551,861	$7,294,543
Operating cash flows from finance leases	3,472	10,417
Financing cash flows from finance leases	16,775	50,326
Right-of-use assets obtained in exchange for new operating lease liabilities	2,027,517	4,577,877
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

		September 30, 2019
Weighted-average remaining lease term – operating leases		6.7 years
Weighted-average remaining lease term – finance leases		26.3 years
Weighted-average discount rate – operating leases		8.5%
Weighted-average discount rate – finance leases		3.9%

As of September 30, 2019, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

Year 1	$10,503,037
Year 2	9,641,222
Year 3	8,701,116
Year 4	6,935,661
Year 5	5,952,924
Thereafter	19,338,030

Total lease payments	61,071,990
Less imputed interest	(17,732,273)

Present value of lease liabilities	$43,339,717

As of December 31, 2018, future minimum payments for operating and finance leases for the next five years and thereafter were summarized as follows:

2019	$9,800,202
2020	9,946,823
2021	8,881,584
2022	7,662,679
2023	6,305,127
Thereafter	19,974,004

Total	$62,570,419

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Stockholders’ Equity

The changes in stockholders’ equity for the three and nine months ended September 30, 2018 and 2019 are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Beginning balance	$272,195,359	$279,217,346	$286,166,200	$275,034,091
Change in accounting principle	—	—	—	(935,916)
Issuance of common stock	29,888	—	29,888	1,172,625
Stock-based compensation	457,454	602,508	1,778,630	1,734,698
Purchase of treasury stock	(17,093)	(5,588)	(13,600,895)	(36,672)
Net income	2,631,776	3,043,899	4,389,196	8,666,163
Cash dividends	(1,367,761)	(1,389,273)	(4,102,131)	(4,166,097)
Other comprehensive loss	—	—	(731,265)	—

Ending balance	$273,929,623	$281,468,892	$273,929,623	$281,468,892

(8) Revenue

Revenue is comprised of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Commercial advertising	$56,644,127	$57,168,203	$157,761,002	$164,125,289
Digital advertising	3,496,136	5,052,417	10,826,473	13,507,547
Other	5,006,817	3,894,081	13,338,528	11,828,167

	$65,147,080	$66,114,701	$181,926,003	$189,461,003

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

	December 31, 2018	September 30, 2019
Deferred revenue	$1,868,223	$3,414,696

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Losses on receivables	$1,845,022	$107,224	$2,259,136	$465,620

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

	December 31, 2018	September 30, 2019
Trade sales receivable	$1,606,283	$1,818,542
Trade sales payable	1,250,454	1,312,993

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2019	2018	2019
Trade sales revenue	$2,790,888	$2,005,613	$6,409,976	$6,513,855

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2019	646,934	$6.10
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2019	646,934	$6.10

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2019	97,500	$4.88
Granted	—	—
Vested	(7,500)	4.90
Forfeited	—	—

Unvested as of September 30, 2019	90,000	$4.88

As of September 30, 2019, there was $2.4 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(10) Income Taxes

The Company’s effective tax rate was 37% and 35% for the three months ended September 30, 2018 and 2019, respectively, and 47% and 33% for the nine months ended September 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan and the revolving credit facility as of September 30, 2019 was $253.0 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2018 was $252.0 million, which approximated fair value based on current market interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We own and operate radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the radio industry;

•	the Company’s dependence on selected market clusters of radio stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the third quarter of 2019.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2018	2019	$	%
Net revenue	$65,147,080	$66,114,701	$967,621	1.5%
Station operating expenses	50,351,099	49,443,632	(907,467)	(1.8)
Corporate general and administrative expenses	3,665,865	5,326,660	1,660,795	45.3
Other income (expense), net	(761,275)	(86,333)	674,942	88.7
Interest expense	4,073,658	4,406,162	332,504	8.2
Income tax expense	1,578,412	1,733,980	155,568	9.9
Net income	2,631,776	3,043,899	412,123	15.7

Net Revenue. Net revenue increased $1.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Significant factors affecting net revenue included $1.3 million in additional revenue from our Philadelphia market cluster primarily due to the acquisition of WXTU-FM on September 27, 2018. Net revenue for the three months ended September 30, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Station Operating Expenses. Station operating expenses decreased $0.9 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Significant factors affecting station operating expenses included $0.4 million in additional expenses in the Philadelphia market cluster primarily due to the acquisition of WXTU-FM. Station operating expenses for the three months ended September 30, 2018 included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Station operating expenses for the three months ended September 30, 2019 were comparable to station operating expenses for the same period in 2018 at each of our market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $1.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a $1.1 million increase in compensation expense, which was primarily due to an increase in the number of employees at our corporate offices, and a $0.2 million increase in contract services.

Other Income (Expense), Net. Other income (expense), net decreased $0.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to expenses of $0.8 million related to a shelf offering in 2018.

Interest Expense. Interest expense increased $0.3 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The primary factor affecting interest expense was the increase in long-term debt outstanding.

Income Tax Expense. Our effective tax rate was 37% and 35% for the three months ended September 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income. Net income during the three months ended September 30, 2019 was $3.0 million, an increase of $0.4 million compared to net income of $2.6 million during the three months ended September 30, 2018 as a result of the factors described above.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2018	2019	$	%
Net revenue	$181,926,003	$189,461,003	$7,535,000	4.1%
Station operating expenses	140,831,239	144,654,507	3,823,268	2.7
Corporate general and administrative expenses	11,388,637	15,712,635	4,323,998	38.0
Change in fair value of contingent consideration	4,415,925	—	4,415,925	(100.0)
Gain on dispositions	—	3,545,755	3,545,755	—
Interest expense	11,504,473	13,544,083	2,039,610	17.7
Income tax expense	3,917,689	4,266,627	348,938	8.9
Net income	4,389,196	8,666,163	4,276,967	97.4

Net Revenue. Net revenue increased $7.5 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Significant factors affecting net revenue included $6.7 million in additional revenue from our Philadelphia market cluster primarily due to the acquisition of WXTU-FM and a $2.1 million increase in revenue from our Boston market cluster, partially offset by a $0.9 million decrease in revenue from our Las Vegas market cluster. Net revenue for the nine months ended September 30, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Station Operating Expenses. Station operating expenses increased $3.8 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Significant factors affecting station operating expenses included $2.5 million in additional expenses in the Philadelphia market cluster primarily due to the acquisition of WXTU-FM and a $1.9 million increase in station operating expenses at our Boston market cluster. Station operating expenses for the nine months ended September 30, 2018 included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Station operating expenses for the nine months ended September 30, 2019 were comparable to station operating expenses for the same period in 2018 at our remaining market clusters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $4.3 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The primary factors affecting corporate general and administrative expenses included a $2.2 million increase in compensation expense, which was primarily due to an increase in the number of employees at our corporate offices in 2019, a $0.4 million increase in contract services in 2019, and a $1.0 million gain as a result of the termination of the Greater Media, Inc. (“Greater Media”) pension plan in 2018.

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

Gain on Dispositions. On March 28, 2019, we completed the sale of certain land and improvements in Augusta, GA for $0.5 million. As a result of the sale, we recorded a gain of $0.4 million in the nine months ended September 30, 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation, we recorded a gain of $3.1 million in the nine months ended September 30, 2019.

Interest Expense. Interest expense increased $2.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The primary factor affecting interest expense was the increase in long-term debt outstanding.

Income Tax Expense. Our effective tax rate was 47% and 33% for the nine months ended September 30, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2018 also reflects a $1.2 million increase due to the change in fair value of contingent consideration during that time period.

Net Income. Net income during the nine months ended September 30, 2019 was $8.7 million, an increase of $4.3 million compared to net income of $4.4 million during the nine months ended September 30, 2018 as a result of the factors described above.

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

Credit Facility. On November 17, 2017 we and our wholly owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a credit agreement with U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “term loan facility”) and a revolving credit facility of $20.0 million (the “revolving credit facility,” and together with the term loan facility, the “credit facility”). On September 27, 2018, we borrowed an additional $35.0 million from the term loan facility. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. On August 31, 2019, we borrowed $10.0 million from our revolving credit facility. The proceeds were used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

As of September 30, 2019, the credit facility consisted of a term loan with a remaining balance of $243.0 million and a revolving credit facility with an outstanding balance of $10.0 million and a maximum commitment of $20.0 million. As of September 30, 2019, we had $10.0 million in available commitments under our revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 6.0% as of September 30, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 6.0% as of September 30, 2019 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. For the period from September 30, 2019 through December 31, 2019, the maximum First Lien Leverage Ratio is 5.75x. The maximum First Lien Leverage Ratio is 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $253.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of September 30, 2019, we were in compliance with all applicable financial covenants under our credit agreement.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2019 and the next four years are as follows:

2019	$—
2020	—
2021	—
2022	10,000,000
2023	243,000,000

Total	$253,000,000

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $37,000 to repurchase 9,979 shares during the nine months ended September 30, 2019.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) additional dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $4.2 million during the nine months ended September 30, 2019. Also, on August 19, 2019, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on October 7, 2019, to stockholders of record on September 30, 2019.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2018 and 2019 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,
	2018	2019
Net cash provided by operating activities	$15,833,485	$23,313,498
Net cash used in investing activities	(43,069,058)	(21,611,242)
Net cash provided by (used in) financing activities	23,292,684	(3,237,333)

Net decrease in cash and cash equivalents	$(3,942,889)	$(1,535,077)

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $7.5 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Significant factors affecting the increase in net cash provided by operating activities included a $17.1 million increase in cash receipts from revenue, partially offset by a $3.2 million increase in cash paid for corporate general and administrative expenses, a $3.2 million increase in income tax payments, a $2.2 million increase in interest payments, and a $0.8 million increase in cash paid for station operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2019 included a payment of $13.5 million for the acquisition of substantially all of the assets used to operate WDMK-FM, payments of $6.9 million for capital expenditures, and payments of $5.0 million for investments, partially offset by proceeds of $3.8 million from dispositions. Net cash used in investing activities for the same period in 2018 included a payment of $38.0 million for the acquisition of WXTU-FM, payments of $3.3 million for capital expenditures, and payments of $1.5 million for other acquisitions.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2019 included repayments of $9.0 million under our credit facility and payments of $4.2 million for cash dividends, partially offset by proceeds of $10.0 million from the issuance of indebtedness used for the acquisition of substantially all of the assets used to operate WDMK-FM. Net cash provided by financing activities for the same period in 2018 included proceeds of $35.0 million from the issuance of indebtedness used for the acquisition of WXTU-FM, partially offset by repayments of $7.0 million under our credit facility, payments of $4.0 million for cash dividends, and payments of $0.6 million for repurchases of our Class A common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2018. There have been no material changes to the risks affecting our Company during the third quarter of 2019.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2019	—	—	—	—
August 1 – 31, 2019	—	—	—	—
September 1 – 30, 2019	1,875	$2.98	—	—

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended September 30, 2019, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 7, 2019	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: November 7, 2019	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)