Form 10-K
period 2019-12-31
BEASLEY BROADCAST GROUP INC
filed 2020-02-21
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(239) 263-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, par value $.001 per share	BBGI	Nasdaq Global Market

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

As of June 28, 2019, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $26,122,584 based on the number of shares outstanding as of such date and the closing price of $3.22 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 11,316,001 Shares Outstanding as of February 10, 2020

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February 10, 2020

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2020 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster. Beasley Broadcast Group, Inc., a Delaware corporation, was formed in 1999.

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio, digital and esports platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. Current FCC rules and regulations do not permit us to add more AM or FM radio stations to our Augusta, GA market cluster, or more FM radio stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Philadelphia, PA, and Tampa-Saint Petersburg, FL market clusters.

The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

In 2019, we completed the acquisition of the Houston Outlaws, an esports team that competes in the Overwatch League. The acquisition partners us with Blizzard Entertainment and its parent company Activision Blizzard, a leading global developer and publisher of interactive entertainment content and services.

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete for audiences and advertising revenues with other media including: digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement. Competition for advertising revenues also comes directly from competitors such as Amazon, Apple, Facebook and Google.

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

FCC Licenses. Radio stations operate pursuant to licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed. The most recent renewal cycle started in June 2019 and will conclude in April 2022. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

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

Several years ago, the FCC authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM radio station licensees that applied for migration to the expanded AM band, including one of our radio stations, subject to the requirement that at the end of a transition period, those licensees return to the FCC the license for one of the AM band radio stations. Upon the completion of the migration process, it is expected that some AM radio stations will have improved coverage because of reduced interference. We have not completed our evaluation of the impact of the migration process on our operations but believe that such impact will not be significant. Current FCC requirements call for surrender of either the expanded band license or the existing band license. This surrender obligation is currently suspended. As part of an Order released in October 2015 with respect to revitalization of the AM band (the “AM Improvement Order”) the FCC adopted a Notice of Proposed Rulemaking seeking comment on its tentative conclusion that licensees that have not yet surrendered one of their licenses be required to do so. The surrender of either license will have no material impact on our results of operations or financial condition. As part of the AM Improvement Order, the FCC also launched a Notice of Inquiry with respect to the AM expanded band. The NOI sought comments regarding the FCC’s tentative conclusion that AM expanded band licenses should be made available to additional stations and whether technical parameters applicable to expanded band stations should be modified. In October 2018, the FCC released a Notice of Proposed Rulemaking as part of its AM revitalization efforts that proposes to decrease the protections afforded to Class A AM stations, also known as clear channel AM stations. These stations are high-powered (broadcasting with 50 kilowatts) and receive broad interference protections during the daytime and nighttime, and, because of the technical characteristics of the AM band, can often be heard thousands of miles from their transmitter sites during nighttime hours. The Notice of Proposed Rulemaking questions whether the interference protections afforded to clear channel Class A stations remain necessary and suggests that eliminating some of the protections would allow certain AM stations who provide localized service to increase power. The Notice of Proposed Rulemaking remains pending.

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

The AM Improvement Order implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. AM stations that received an FM translator station license pursuant to one of the windows are required to rebroadcast the paired AM station on the modified FM translator for four years. Several of our AM Stations filed applications during these windows and received licenses for translators. Because translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations. In August 2019, new rules setting out specific procedures to be used to resolve complaints of interference between FM translators and full power stations became effective. Under these rules, full power stations may only bring an interference complaint if they experience interference in an area that is inside the station’s 45 dBu contour.

In November 2019, the FCC issued a Notice of Proposed Rulemaking seeking comment on a proposed rule to allow AM stations to voluntarily convert to all-digital operation. Currently, the FCC only permits AM stations to operate in an analog mode or a hybrid mode where both analog and digital signals are broadcast. We cannot predict whether the FCC will adopt the proposal.

The FCC has adopted rules establishing a low power radio service. Low power FM (“LPFM”) stations operate in the existing FM radio band with a maximum operating power of 100 watts. FCC regulations regarding eligibility for and licensing of low power FM radio stations have expanded licensing opportunities for low power FM radio stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners. In July 2019, the FCC adopted a Notice of Proposed Rulemaking proposing to update technical rules applicable to LPFM stations to provide LPFM licensees with more flexibility.

Indecency Regulation. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $414,454 per incident and $3,825,726 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Radio Television Cross Ownership Rule. The radio television cross ownership rule generally allows common ownership of: (i) one or two television stations and up to six radio stations, or, in certain circumstances, one television station and up to seven radio stations, in any market where at least 20 independent voices would remain after the combination; (ii) two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and (iii) one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Newspaper Broadcast Cross Ownership Rule. Under the currently effective newspaper broadcast cross ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English language newspaper and either a television or radio station in the same market.

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

Time Brokerage and Joint Sales Agreements. It is not uncommon for radio stations to enter into agreements under which separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. Under these arrangements, separately owned radio stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each radio station maintain independent control over the programming and operations of its own radio station.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The Order readopted an Order the FCC released in 2014 which confirmed that Joint Sales Agreements (“JSAs”) between separately owned television stations in the same market would be attributable to a station selling more than 15% of the other station’s advertising time. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations could request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market. Several parties filed petitions requesting the FCC to reconsider its August 2016 Order. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations, but did not make any changes to the local radio rules other than with respect to stations in embedded markets. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership orders issued by the FCC. In an Order adopted in September 2019, the Third Circuit vacated the FCC’s November 2017 Reconsideration Order. The FCC and the intervenors petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, in November 2019, a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules was issued. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any proposals but seeks comment regarding whether the local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule that would impact our holdings.

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

Employees

As of February 10, 2020, we had a staff of 846 full-time employees and 592 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaininmg agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one radio station in Boston. The initial term of the collective bargaining agreement expires on July 16, 2021 then automatically renews for successive one-year periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media outlets. These other media outlets include broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers, podcasts and other forms of advertising. Our radio stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Facebook and Google.

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

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our radio stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us. A renewal cycle for radio station licenses began in June 2019 and will conclude in April 2022.

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore, they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received, and requiring the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $414,454 per incident and $3,825,726 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. In April 2013, the FCC requested comments on its indecency policy. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

Legislation has been introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers, Global Music Rights, SESAC, Inc. and Sound Exchange. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

We depend on selected market clusters of radio stations for a material portion of our net revenue.

The radio stations located in Boston, MA, Philadelphia, PA and Tampa-Saint Petersburg, FL contributed 60.7% of our net revenue in 2019. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our results from operations, cash flows or financial position.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. Credit risk on our receivables is heightened during periods of uncertain economic conditions, and there can be no assurance that our procedures to monitor and limit exposure to credit risk will be effective and enable us to avoid losses, which could have a material adverse effect on our results from operations, cash flows or financial position. We also maintain reserves to cover the uncollectibilty of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient.

A future impairment of our FCC licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2019, our FCC licenses and goodwill represented 72% of our total assets. We are required to test our FCC licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses and goodwill might be impaired which may result in future impairment losses. The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our equity. As of December 31, 2019, we had long-term debt of $263.5 million and equity of $284.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

We intend to pay a regular quarterly cash dividend, however future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of our credit agreement as well as any future agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our corporate offices and several of our radio stations are located in areas that could be affected by hurricanes.

Florida is susceptible to hurricanes and we have our corporate offices located in Naples, and radio stations located in Boca Raton, Fort Myers, and Tampa. These radio stations contributed 14.4% of our net revenue in 2019. Although the 2019 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and other radio stations located along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

In addition, we compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet, podcast producers and satellite radio. Our ability to attract and retain key personnel is an important aspect of our competitiveness. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which would negatively impact our business, financial condition or results of operations.

Our success depends on our ability to identify, consummate and integrate acquired radio stations.

As part of our strategy, we have pursued, and may continue to pursue, acquisitions of additional radio stations. Radio broadcasting is a rapidly consolidating industry with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result, our ability to identify and consummate future acquisitions is uncertain.

In addition, our consummation of all future acquisitions is subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Any delays, injunctions, conditions or modifications by any government agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities.

Our success also depends on our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto. The process of integrating acquired stations may involve numerous risks, including:

•	integrating two unique business cultures, which may prove to be incompatible;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns;

•	unanticipated issues in integrating information technology, communications and other systems;

•	costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses, liabilities or delays.

We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions. The failure to identify, consummate and integrate acquired radio stations could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Chairman of the Board controls Beasley Broadcast Group, Inc. and members of his immediate family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 59.3% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, fourth amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with George G. Beasley, members of his immediate family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and Note 18 to the accompanying financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 10, 2020, we own or lease property for our radio stations in the following locations:

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

The land in Camden, NJ is leased from Beasley Family Towers, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members.

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

Holders

As of February 10, 2020, there were approximately 129 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of holders of Class A common stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid quarterly cash dividends in an aggregate annual amount of $5.4 million in 2018 and $5.5 million in 2019. On December 9, 2019, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 10, 2020 to stockholders of record on December 31, 2019. We intend to pay quarterly cash dividends in 2020, however the declaration and payment of any future dividends will be at the sole discretion of the board of directors.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2019	—	—	—	$—
November 1 – 30, 2019	5,625	$2.89	—	—
December 1 – 31, 2019	51,550	3.14	—	—

Total	57,175

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended December 31, 2019, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

Unregistered Sales of Equity Securities

On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades Holdings, Inc. (“Renegades”), an esports organization, in exchange for 3,750,000 shares in Renegades. This issuance of shares of Class A common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the radio industry;

•	the Company’s dependence on selected market clusters of radio stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the potential effects of hurricanes on the Company’s corporate offices and radio stations;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

•

the Company’s ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto and their impact on the Company’s financial condition and results of operations;

•	the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company;

•	future sales by George G. Beasley or members of his family of our Class A common stock or an illiquid market for our Class A common stock could adversely affect its market price; and

•	other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

We also continue to invest in digital support services to develop and promote our radio station websites, applications, and other distribution platforms. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet. We also generate revenue from selling third-party digital products and services.

Operating Expenses. Our operating expenses consist primarily of (i) programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our radio stations. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any events that may have resulted in an impairment loss on our property and equipment in 2019. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2019, FCC licenses with an aggregate carrying amount of $517.5 million represented 68% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. In 2019, we elected to perform the quantitative impairment test for our licenses in all markets. The quantitative impairment test, performed as of November 30, 2019, compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

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

As of November 30, 2019, the key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.4% - 1.5%
Market revenue shares at maturity	0.6% - 44.3%
Operating income margins at maturity	19.8% - 35.4%
Discount rate	9.0%

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

The carrying amount of our FCC broadcasting licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$1,205,600	—
Augusta, GA	6,113,075	87.9%
Boston, MA	137,856,160	16.1
Charlotte, NC	58,584,551	17.4
Detroit, MI	29,978,201	19.8
Fayetteville, NC	8,974,679	44.7
Fort Myers-Naples, FL	9,555,146	22.9
Las Vegas, NV	37,374,212	5.5
Middlesex, Monmouth, Morristown, NJ	23,533,900	12.0
Philadelphia, PA	119,674,192	23.1
Tampa-Saint Petersburg, PA	61,787,351	33.0
West Palm Beach-Boca Raton, FL	3,396,100	—
Wilmington, DE	19,496,000	5.1

As a result of the quantitative impairment test performed as of November 30, 2019, we recorded impairment losses of $12.4 million related to the FCC licenses in our Atlanta, GA and West Palm Beach-Boca Raton, FL market clusters. The impairment losses were primarily due to a reduced share of projected revenue in these markets. We believe the impairment losses are indicative of trends in the industry and are not unique to our Company or operations. There can be no assurance that additional impairments of our FCC licenses will not occur in future periods.

Leases. We are required to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors are evaluated based on the facts and circumstances at the time we enter a lease agreement. The lease liabilities and the related right-of-use assets are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. See Note 11 to the accompanying financial statements.

Supplemental Employee Retirement Plan. The costs and liabilities of the Supplemental Employee Retirement Plan (“SERP”) are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate and mortality rates. The discount rate is based on matching the cash flows of the SERP to the FTSE Pension Discount Curve. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The SERP is frozen so future employment does not change the benefit amounts. Actual results will differ from results which are estimated based on assumptions. See Note 12 to the accompanying financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following summary table presents a comparison of our results of operations for the years ended December 31, 2018 and 2019 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2018	2019	$	%
Net revenue	$257,494,599	$261,554,114	$4,059,515	1.6%
Operating expenses	195,752,948	201,107,084	5,354,136	2.7
Corporate expenses	16,290,535	21,209,432	4,918,897	30.2
Change in fair value of contingent consideration	4,415,925	—	4,415,925	(100.0)
Gain on dispositions	—	20,657,360	20,657,360	—
Impairment losses	—	13,657,941	13,657,941	—
Interest expense	16,006,461	18,032,669	2,026,208	12.7
Income tax expense	11,695,546	6,597,751	(5,097,795)	(43.6)
Net income	6,481,049	13,450,224	6,969,175	107.5

Net Revenue. Net revenue increased $4.1 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Significant factors affecting net revenue included $6.8 million in additional revenue from our Philadelphia market cluster primarily due to the acquisition of WXTU-FM, and a $1.4 million increase in revenue from our Boston market cluster partially offset by a $2.0 million decrease in revenue from our Las Vegas market, a $1.0 million decrease in revenue from our Fort Myers market cluster and a $0.7 million decrease in revenue from our Tampa market cluster. Revenue for the year ended December 31, 2018 also included $4.4 million of political advertising from the 2018 elections compared to $0.9 million for the year ended December 31, 2019. Net revenue for the year ended December 31, 2019 was comparable to net revenue for the same period in 2018 at our remaining market clusters.

Operating Expenses. Operating expenses increased $5.4 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Significant factors affecting operating expenses included $2.8 million in additional expenses in our Philadelphia market cluster primarily due to the acquisition of WXTU-FM and a $2.0 million increase in operating expenses at our Boston market cluster partially offset by a $0.9 million decrease in operating expenses from our Las Vegas market cluster. Operating expenses for the year ended December 31, 2018 included $1.7 million of additional bad debt expense due to financial issues at United States Traffic Network. Operating expenses for the year ended December 31, 2019 were comparable to operating expenses for the same period in 2018 at our remaining market clusters.

Corporate Expenses. Corporate expenses increased $4.9 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The primary factors affecting corporate expenses included a $2.5 million increase in compensation expense, which was primarily due to an increase in the number of employees at our corporate offices in 2019 and a $1.0 million gain as a result of the termination of the Greater Media, Inc. (“Greater Media”) pension plan in 2018.

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

Gain on Dispositions. On December 23, 2019, we completed the sale of certain land in our Las Vegas market cluster for $13.5 million. As a result of the sale, we recorded a gain of $7.9 million in the year ended December 31, 2019. On December 2, 2019, we completed the sale of certain land in our Boca Raton market cluster for $7.1 million. As a result of the sale, we recorded a gain of $6.5 million in the year ended December 31, 2019. On October 25, 2019, we completed the sale of a radio tower in our Tampa market cluster and a radio tower in our New Jersey market cluster for $2.4 million. As a result of the sale, we recorded a gain of $2.0 million in the year ended December 31, 2019. On March 28, 2019, we completed the sale of certain land and improvements in our Augusta market cluster for $0.5 million. As a result of the sale, we recorded a gain of $0.4 million in the year ended December 31, 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation, we recorded a gain of $3.1 million in the year ended December 31, 2019.

Impairment Losses. As a result of our annual quantitative impairment test performed as of November 30, 2019, we recorded impairment losses of $12.4 million related to the FCC licenses in our Atlanta and Boca Raton market clusters. The impairment losses were primarily due to a reduced share of projected revenue in these markets. We also recorded an impairment loss of $1.3 million related to our investment in LN2 DB. The impairment loss was based on a study of LN2 DB’s patents, which concluded that none of them had any significant remaining market value.

Interest Expense. Interest expense increased $2.0 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The primary factor affecting interest expense was the increase in long-term debt outstanding.

Income Tax Expense. Our effective tax rate was 64% and 33% for the years ended December 31, 2018 and 2019, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2018 also reflects a $3.4 million increase in the valuation allowance primarily related to net operating losses, and a $1.2 million increase due to the change in fair value of contingent consideration.

Net Income. Net income during the year ended December 31, 2019 was $13.5 million, an increase of $7.0 million compared to net income of $6.5 million during the year ended December 31, 2018 as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and our revolving credit facility (as defined below). Our primary liquidity needs have been, and for the next twelve months and thereafter, are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our radio towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Credit Facility. On November 17, 2017 we and our wholly owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a credit agreement (the “credit agreement”) with U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “term loan facility”) and a revolving credit facility of $20.0 million (the “revolving credit facility,” and together with the term loan facility, the “credit facility”). On September 27, 2018, we borrowed an additional $35.0 million from the term loan facility. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. On August 31, 2019, we borrowed $10.0 million from our revolving credit facility. The proceeds were used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

As of December 31, 2019, the credit facility consisted of the term loan facility with a remaining balance of $239.0 million and the revolving credit facility with an outstanding balance of $11.0 million and a maximum commitment of $20.0 million. As of December 31, 2019, we had $9.0 million in available commitments under the revolving credit facility. At our option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.8% as of December 31, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.8% as of December 31, 2019 and matures on November 1, 2023.

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

The credit agreement requires us to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. The maximum First Lien Leverage Ratio is 5.75x for December 31, 2019 and 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $250.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. As of December 31, 2019, we were in compliance with all applicable financial covenants under our credit agreement.

Promissory Note. On November 14, 2019, the Company issued a promissory note for $16.5 million to the seller for partial acquisition of the OutlawsXP, Inc. (“Outlaws”). See Note 2 to the accompanying financial statements. The note has a remaining balance of $13.5 million as of December 31, 2019 and bears interest at 5% per annum. Interest is payable quarterly in arrears. Principal payments are due each month for the first quarter of 2020 and each quarter thereafter until repaid in full on December 31, 2021.

The aggregate scheduled principal repayments of the credit facility and promissory note for the next four years are as follows:

2020	$7,500,000
2021	6,000,000
2022	11,000,000
2023	239,000,000

Total	$263,500,000

Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. We paid approximately $0.2 million to repurchase 67,154 shares during the year ended December 31, 2019.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio (as defined in the credit agreement) is less than 2.5x. We paid cash dividends of $5.5 million during the year ended December 31, 2019. On December 9, 2019, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 10, 2020, to stockholders of record on December 31, 2019.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the years ended December 31, 2018 and 2019 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Year ended December 31,
	2018	2019
Net cash provided by operating activities	$24,394,480	$20,991,224
Net cash used in investing activities	(45,612,343)	(4,955,046)
Net cash provided by (used in) financing activities	20,729,301	(10,821,835)

Net increase (decrease) in cash and cash equivalents	$(488,562)	$5,214,343

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $3.4 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Significant factors affecting the decrease in net cash provided by operating activities included a $7.0 million increase in cash paid for operating expenses, a $3.8 million increase in cash paid for corporate expenses, a $3.3 million increase in income tax payments, and a $2.4 million increase in interest payments, partially offset by a $14.2 million increase in cash receipts from revenue.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2019 included a payment of $13.5 million for the acquisition of substantially all of the assets used to operate WDMK-FM, payments of $9.0 million for capital expenditures, payments of $5.0 million for investments, and payments of $3.5 million for other acquisitions, partially offset by proceeds of $26.3 million from dispositions. Net cash used in investing activities for the same period in 2018 included a payment of $38.0 million for the acquisition of WXTU-FM, payments of $4.2 million for capital expenditures, payments of $1.7 million for investments, and payments of $1.5 million for other acquisitions.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities during the year ended December 31, 2019 included credit facility and promissory note repayments of $16.0 million and payments of $5.5 million for cash dividends, partially offset by proceeds of $11.0 million from the issuance of indebtedness used primarily for the acquisition of substantially all of the assets used to operate WDMK-FM. Net cash provided by financing activities for the same period in 2018 included proceeds of $35.0 million from the issuance of indebtedness under our term loan facility used for the acquisition of WXTU-FM, partially offset by credit facility repayments of $8.1 million, payments of $5.4 million for cash dividends, and payments of $0.6 million for debt issuance costs related to the additional borrowing.

Related Party Transactions

Beasley Family Towers, LLC

We lease towers for two radio stations in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.2 million for the year ended December 31, 2019.

We sold a tower for one radio station in Augusta, GA to BFT for $1.3 million and leased back the tower. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement, the $0.8 million gain on sale was deferred and was recognized as the finance lease right-of-use asset was amortized. On October 25, 2019, the tower was sold to an unrelated party, and the unamortized deferred gain was recognized. Rental expense was approximately $11,000 for the year ended December 31, 2019.

We lease several towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Rental expense was $0.1 million for each of the year ended December 31, 2019. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the year ended December 31, 2019.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $44,000 for the year ended December 31, 2019.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2019.

LN2 DB, LLC

On March 25, 2011, we contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. We contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016. On February 22, 2017, we contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and we contributed an additional $150,000. We may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan. In January 2020, LN2 DB, LLC completed a study of its patents, which concluded that none of them had any significant remaining market value. Therefore, LN2 DB, LLC may decide to dissolve itself in the near future. We recorded an impairment loss of $1.3 million for the year ended December 31, 2019.

Wintersrun Communications, LLC

We sold a tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for the year ended December 31, 2019.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time we did not have an Audit Committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2019.

Beasley Family Towers, LLC

We lease towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.4 million for the year ended December 31, 2019.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for the year ended December 31, 2019.

Wintersrun Communications, LLC

We leased a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Inflation

For the years ended December 31, 2018 and 2019, inflation has affected our performance in terms of higher costs for operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification No. 842 Leases.

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

Fort Lauderdale, Florida

February 21, 2020

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,433,828	$18,648,171
Accounts receivable, less allowance for doubtful accounts of $2,010,721 in 2018 and $2,145,599 in 2019	52,417,152	54,577,452
Prepaid expenses	3,134,756	3,516,766
Other current assets	1,960,032	2,915,654

Total current assets	70,945,768	79,658,043
Property and equipment, net	57,078,452	53,813,602
Operating lease right-of-use assets	—	39,768,910
Finance lease right-of-use assets	675,194	346,667
FCC licenses	516,735,554	517,529,167
Goodwill	25,377,447	28,596,547
Other intangibles, net	2,823,178	29,333,230
Other assets	7,449,486	11,014,063

Total assets	$681,085,079	$760,060,229

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$—	$7,500,000
Accounts payable	9,611,151	10,323,408
Operating lease liabilities	—	7,234,492
Finance lease liabilities	67,101	70,192
Other current liabilities	19,181,108	28,064,367

Total current liabilities	28,859,360	53,192,459
Due to related parties	662,329	565,617
Long-term debt, net of current installments and unamortized debt issuance costs	242,776,520	248,712,452
Operating lease liabilities	—	34,837,804
Finance lease liabilities	499,753	75,020
Deferred tax liabilities	122,912,545	121,130,996
Other long-term liabilities	10,340,481	17,073,923

Total liabilities	406,050,988	475,588,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,334,336 issued and 10,908,309 outstanding in 2018; 15,805,432 issued and 11,312,251 outstanding in 2019	15,334	15,804
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2018 and 2019	16,662	16,662
Additional paid-in capital	149,963,252	153,254,599
Treasury stock, Class A common stock; 4,426,027 shares in 2018; 4,493,181 shares in 2019	(30,447,597)	(30,662,332)
Retained earnings	155,398,555	162,350,145
Accumulated other comprehensive income	87,885	(436,338)

Total stockholders’ equity	275,034,091	284,538,540
Noncontrolling interest	—	(66,582)

Total equity	275,034,091	284,471,958

Total liabilities and equity	$681,085,079	$760,060,229

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2019
Net revenue	$257,494,599	$261,554,114

Operating expenses:
Operating expenses (including stock-based compensation of $266,015 in 2018 and $359,657 in 2019 and excluding depreciation and amortization shown separately below)	195,752,948	201,107,084
Corporate expenses (including stock-based compensation of $1,679,654 in 2018 and $1,759,061 in 2019)	16,290,535	21,209,432
Transaction expenses	110,901	768,945
Depreciation and amortization	6,601,123	7,349,682
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(20,657,360)
Impairment losses	—	13,657,941

Total operating expenses	223,171,432	223,435,724

Operating income	34,323,167	38,118,390
Non-operating income (expense):
Interest expense	(16,006,461)	(18,032,669)
Loss on modification of long-term debt	(281,021)	—
Other income (expense), net	140,910	(246,155)

Income before income taxes	18,176,595	19,839,566
Income tax expense	11,695,546	6,597,751

Income before equity in earnings of unconsolidated affiliates	6,481,049	13,241,815
Equity in earnings of unconsolidated affiliates, net of tax	—	141,827

Net income	6,481,049	13,383,642
Earnings attributable to noncontrolling interest	—	66,582

Net income attributable to BBGI stockholders	6,481,049	13,450,224
Other comprehensive loss:
Unrecognized actuarial gains on postretirement plans (net of income tax expense of $142,435 in 2018 and income tax benefit of $188,505 in 2019)	398,231	(524,223)
Reclassification of other comprehensive income due to termination of pension plan (net of income tax benefit of $261,358)	(731,266)	—

Comprehensive income	$6,148,014	$12,926,001

Net income attributable to BBGI stockholders per Class A and B common share:
Basic	$0.24	$0.49
Diluted	$0.24	$0.48
Dividends declared per common share	$0.20	$0.20
Weighted average shares outstanding:
Basic	27,444,110	27,730,392
Diluted	27,533,983	27,777,850

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock								Accumulated
					Additional				Other
	Class A		Class B		Paid-In	Treasury Stock		Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balances as of January 1, 2018	15,222,738	$15,223	16,662,743	$16,662	$147,987,332	(3,032,740)	$(16,667,085)	$154,389,494	$424,574	$—	$286,166,200
Change in accounting principle	—	—	—	—	—	—	—	3,654	(3,654)	—	—
Issuance of common stock	4,461	4	—	—	29,884	—	—	—	—	—	29,888
Stock-based compensation	107,137	107	—	—	1,945,562	—	—	—	—	—	1,945,669
Adjustment from related party acquisition	—	—	—	—	474	—	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	—	(1,393,287)	(13,780,512)	—	—	—	(13,780,512)
Net income	—	—	—	—	—	—	—	6,481,049	—	—	6,481,049
Cash dividends, $0.20 per common share	—	—	—	—	—	—	—	(5,475,642)	—	—	(5,475,642)
Other comprehensive loss	—	—	—	—	—	—	—	—	(333,035)	—	(333,035)

Balances as of December 31, 2018	15,334,336	15,334	16,662,743	16,662	149,963,252	(4,426,027)	(30,447,597)	155,398,555	87,885	—	275,034,091
Change in accounting principle	—	—	—	—	—	—	—	(935,916)	—	—	(935,916)
Issuance of common stock	285,296	285	—	—	1,172,340	—	—	—	—	—	1,172,625
Stock-based compensation	185,800	185	—	—	2,118,533	—	—	—	—	—	2,118,718
Adjustment from related party acquisition	—	—	—	—	474	—	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	—	(67,154)	(214,735)	—	—	—	(214,735)
Net income	—	—	—	—	—	—	—	13,450,224	—	(66,582)	13,383,642
Cash dividends, $0.20 per common share	—	—	—	—	—	—	—	(5,562,718)	—	—	(5,562,718)
Other comprehensive loss	—	—	—	—	—	—	—	—	(524,223)	—	(524,223)

Balances as of December 31, 2019	15,805,432	$15,804	16,662,743	$16,662	$153,254,599	(4,493,181)	$(30,662,332)	$162,350,145	$(436,338)	$(66,582)	$284,471,958

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2019
Cash flows from operating activities:
Net income	$6,481,049	$13,383,642
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,945,669	2,118,718
Provision for bad debts	2,842,941	692,460
Depreciation and amortization	6,601,123	7,349,682
Change in fair value of contingent consideration	4,415,925	—
Gain on dispositions	—	(20,657,360)
Impairment losses	—	13,657,941
Termination of pension plan	(992,623)	—
Amortization of loan fees	1,899,532	1,935,932
Loss on modification of long-term debt	281,021	—
Deferred income taxes	7,749,100	(1,753,952)
Equity in earnings of unconsolidated affiliates	—	(141,827)
Change in operating assets and liabilities:
Accounts receivable	(12,590,742)	(2,852,760)
Prepaid expenses	2,867,240	(382,010)
Other assets	2,092,660	(239,601)
Accounts payable	1,763,322	712,257
Other liabilities	(882,127)	6,813,784
Other operating activities	(79,610)	354,318

Net cash provided by operating activities	24,394,480	20,991,224

Cash flows from investing activities:
Payments for acquisitions	(39,520,000)	(17,264,484)
Capital expenditures	(4,209,668)	(9,030,025)
Proceeds from dispositions	—	26,349,462
Payments for translator licenses	(202,675)	—
Payments for investments	(1,680,000)	(5,009,999)

Net cash used in investing activities	(45,612,343)	(4,955,046)

Cash flows from financing activities:
Issuance of debt	35,000,000	11,000,000
Payments on debt	(8,064,019)	(16,000,000)
Payments of debt issuance costs	(553,062)	—
Reduction of finance lease liabilities	—	(67,492)
Dividends paid	(5,388,512)	(5,539,608)
Purchase of treasury stock	(265,106)	(214,735)

Net cash provided by (used in) financing activities	20,729,301	(10,821,835)

Net increase (decrease) in cash and cash equivalents	(488,562)	5,214,343
Cash and cash equivalents at beginning of period	13,922,390	13,433,828

Cash and cash equivalents at end of period	$13,433,828	$18,648,171

Cash paid for interest	$13,985,580	$16,377,994

Cash paid for income taxes	$928,750	$4,253,747

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,373,511	$1,396,621

Class A common stock returned to treasury stock	$13,515,406	$—

Note receivable and accrued interest converted to investment	$187,618	$—

Class A common stock issued for acquisition	$29,888	$198,500

Class A common stock issued for investment	$—	$974,125

Media advertising exchanged for investment	$—	$1,000,000

Note issued to seller for acquisition	$—	$16,500,000

Liability assumed from seller for acquisition	$—	$10,000,000

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

Beasley Broadcast Group, Inc. (the “Company” or “BBGI”) is a multi-platform media company operating one reportable business segment whose primary business is operating radio stations throughout the United States. The Company offers local and national advertisers integrated marketing solutions across audio, digital and event platforms. The Company owns and operates radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. The Company also now operates an esports segment, however, it does not exceed the thresholds for separate disclosure.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries and its investment in OutlawsXP, Inc (“Outlaws”). The Company holds approximately a 90% economic interest in the Outlaws. Net assets and results of operations for Outlaws as of and for the year ended December 31, 2019 are not significant. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) the amount of allowance for doubtful accounts; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing FCC licenses and goodwill for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use assets (v) the realization of deferred tax assets, and (vi) actuarial assumptions related to the SERP. Actual results and outcomes may differ from management’s estimates and assumptions.

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

FCC Licenses

FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2018 and 2019. The weighted-average period before the next renewal of the Company’s FCC licenses is 2.8 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters and the Outlaws as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2019.

Other Intangibles

Other intangibles include advertiser relationships, franchise rights and sponsorship base, which are amortized over their respective estimated useful lives and brands and other intangibles with indefinite lives which are not amortized. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.

Investments

Other assets include investments in Quu, Inc. (“Quu”) and Renegades Holdings, Inc. (“Renegades”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu and Renegades. Therefore, the investments in Quu and Renegades are accounted for using the equity method. The Company will recognize its share of the earnings of Quu and Renegades in the periods for which they are reported. Any loss in value of the investments that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis which does not have a readily determinable fair value and therefore is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.

Leases.

The Company determines whether a contract is or contains a lease at inception. The term for each lease agreement includes the noncancellable period specified in the agreement together with (1) the periods covered by options to extend the lease if the Company is reasonably certain to exercise that option, (2) periods covered by an option to terminate if the Company is reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The lease liabilities and the related right-of use assets are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Supplemental Employee Retirement Plan

The costs and liabilities of the Supplemental Employee Retirement Plan (“SERP”) are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate and mortality rates. The discount rate is based on matching the cash flows of the SERP to the FTSE Pension Discount Curve. The mortality assumptions are based on the mortality tables and mortality improvement scales that are selected based on the most recent study of the Society of Actuaries. The SERP is frozen so future employment does not change the benefit amounts. Actual results will differ from results which are estimated based on assumptions.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under accounting principles generally accepted in the United States of America, are excluded from net income including unrecognized net actuarial gains (losses) related to the SERP.

Earnings per Share

Basic net income per share is computed by dividing net income attributable to common stockholders of the Company by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted net income per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive.

Concentrations of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

The radio stations located in Boston, MA, Philadelphia, PA and Tampa-Saint Petersburg, FL collectively contributed 58.8% and 60.7% of the Company’s net revenue in 2018 and 2019, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases and operating leases, however lease assets and lease liabilities arising from operating leases should now be recognized in the statement of financial position. New disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018 and 2019, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. On January 1, 2019, the Company adopted the new guidance retrospectively, at the beginning of the period of adoption, through a cumulative-effect adjustment. On January 1, 2019, the Company recorded a lease liability of $43.1 million and right-of-use assets of $38.8 million. The Company recorded a cumulative effect of initially applying the new standard of $0.9 million on the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period.

(3)	Acquisitions and Dispositions

On December 23, 2019, the Company completed the sale of certain land in Las Vegas, NV to a third party for $13.5 million. As a result of the sale, the Company recorded a gain of $7.9 million in the fourth quarter of 2019.

On December 2, 2019, the Company completed the sale of certain land in Boca Raton, FL to a third party for $7.1 million. As a result of the sale, the Company recorded a gain of $6.5 million in the fourth quarter of 2019.

On November 13, 2019, the Company created a new entity called OutlawsXP, Inc. (“Outlaws”) and holds 80% of the equity of Outlaws. The remaining equity was acquired by Renegades Holdings, Inc. in which the Company holds 45% of the outstanding shares (see Note 8). On November 14, 2019, Outlaws acquired an esports team, the Houston Outlaws, from Immortals, LLC that competes in the Overwatch League and domestic and international tournaments. The acquisition was accounted for as a business combination and included franchise rights and other intangibles (See Note 7). The acquisition also included goodwill (See Note 6). The acquisition of the team was financed with cash from operations and a promissory note to the seller (see Note 10). Outlaws also assumed a $10.0 million franchise fee payable that will be paid to the esports league over time. Outlaws has agreed to a contingent payment of $3.6 million if consideration in excess of a certain amount is paid for a new team to enter the Overwatch League between December 1, 2024 and December 1, 2029. The Company incurred transaction costs of $0.4 million. The acquisition broadened and diversified the Company’s revenue base. The current portion of the franchise fee payable is reported in other current liabilities and the noncurrent portion is reported in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019. The results of operations are consolidated in the accompanying consolidated statement of comprehensive income from the acquisition date through December 31, 2019.

The fair value of the franchise rights was estimated using an income approach. The income approach measures the expected economic benefits the franchise rights will provide and discounts these future benefits using a discounted cash flow model. The discounted cash flow model incorporates variables such as revenue, revenue growth rates, operating expense projections, and a discount rate. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. If different assumptions or estimates had been used in the income approach, the fair value of the franchise rights could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material. Goodwill was equal to the amount the purchase price exceeded the values allocated to the identifiable intangible assets. The amount allocated to goodwill is deductible for tax purposes. The fair value of the promissory note and the assumed franchise fee payable approximate the carrying value of each item as of the acquisition date. The fair value of the contingent consideration was not considered material as of the acquisition date.

On October 25, 2019, the Company completed the sale of a radio tower in Tampa, FL and a radio tower in New Jersey to a third party for $2.4 million. As a result of the sales, the Company recorded a gain of $2.0 million in the fourth quarter of 2019.

On August 31, 2019, the Company completed the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit from Urban One, Inc. for $13.5 million in cash. The purchase price was partially financed with $10.0 million in borrowings under the Company’s revolving credit facility and partially funded with $3.5 million of cash from operations. The acquisition broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Detroit radio market. The acquisition was accounted for as an asset acquisition. The Company incurred transaction costs of $0.3 million which were capitalized as a component of the assets acquired.

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

On September 27, 2018, the Company completed the acquisition of WXTU-FM in Philadelphia from Entercom Communications Corp. for $38.0 million in cash. The purchase price was partially financed with $35.0 million in borrowings from the Company’s term loan credit facility and partially funded with $3.0 million of cash from operations. On July 19, 2018, the Company also entered into a local marketing agreement (“LMA”) with Entercom Communications Corp. and began operating WXTU-FM on July 23, 2018. During the term of the LMA, the Company included net revenues and operating expenses, including the associated LMA fee from operating WXTU-FM, in its consolidated financial statements. The LMA ended on September 27, 2018. The acquisition broadened and diversified the Company’s local radio broadcasting platform and revenue base in the Philadelphia radio market.

The acquisition was accounted for as a business combination. The Company incurred transaction costs of $0.1 million.

The purchase price allocation is summarized as follows:

Property and equipment	$357,734
FCC license	27,346,200
Goodwill	10,102,183
Other intangibles	193,883

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

The fair value of the FCC license was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up radio station, and the value yielded by the discounted cash flow analyses represents the portion of the radio station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as radio market revenues; the projected growth rate for radio market revenues; projected radio market revenue share; projected radio station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical radio station and market growth trends, as well as anticipated radio station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, we may incur impairment losses in the future and they may be material.

The key assumptions used in the valuation of the FCC licenses are as follows:

Revenue growth rates	0.6% - 1.3%
Market revenue shares at maturity	5.4%
Operating income margins at maturity	30.5%
Discount rate	9.0%

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The $10.1 million allocated to goodwill is deductible for tax purposes.

The following unaudited pro forma information for the year ended December 31, 2018 assumes that the acquisition of WXTU-FM in Philadelphia had occurred on January 1, 2018. This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable, and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2018 or of results that may occur in the future.

Net revenue	$262,769,627
Operating income	42,439,544
Net income	16,120,586
Basic and diluted net income per share	0.59

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2018	2019
Land	$18,895,107	$13,471,312	—
Buildings and improvements	22,239,322	22,114,228	15-30
Broadcast equipment	37,939,156	35,223,342	5-15
Transportation equipment	2,228,450	2,379,818	5
Office equipment	5,188,968	6,061,531	5-10
Construction in progress	2,153,238	8,725,339	—

	88,644,241	87,975,570
Less accumulated depreciation and amortization	(31,565,789)	(34,161,968)

	$57,078,452	$53,813,602

The Company recorded depreciation and amortization expense of $6.6 million and $7.3 million for the years ended December 31, 2018 and 2019, respectively.

(5)	FCC Licenses

Changes in the carrying amount of FCC licenses for the years ended December 31, 2018 and 2019 are as follows:

Balance as of January 1, 2018	$489,186,679
Acquisitions of translator licenses	202,675
Business acquisition (see Note 3)	27,346,200

Balance as of December 31, 2018	516,735,554
Asset acquisition (see Note 3)	13,155,601
Impairment losses	(12,361,988)

Balance as of December 31, 2019	$517,529,167

The Company performed its annual impairment test for its FCC licenses as of November 30, 2019. As a result of the impairment test, the Company recorded impairment losses of $12.4 million related to the FCC licenses in its Atlanta, GA and West Palm Beach-Boca Raton, FL market clusters for the year ended December 31, 2019. The impairment losses were primarily due to a reduced share of projected revenue in these markets. The Company believes the impairment losses are indicative of trends in the industry and are not unique to the Company or its operations.

The fair value of the FCC license in Atlanta, GA and in West Palm Beach-Boca Raton, FL market clusters was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue share, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 1.4%
Market revenue shares at maturity	0.6% - 1.1%
Operating income margins at maturity	27.5% - 29.8%
Discount rate	9.0%

(6)	Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2019 are as follows:

Balance as of January 1, 2018	$15,275,264
Business acquisition (see Note 3)	10,102,183

Balance as of December 31, 2018	25,377,447
Business acquisition (see Note 3)	3,219,100

Balance as of December 31, 2019	$28,596,547

(7)	Other Intangibles

Other intangibles as of December 31, 2019 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,819,879	$(1,495,465)	$1,324,414	6-11
Assembled workforce	176,295	(58,765)	117,530	1
Franchise rights	25,149,300	(42,993)	25,106,307	10
Sponsorship base	1,164,600	(79,292)	1,085,308	2
Sports program rights	267,400	(179,216)	88,184	3

	29,577,474	(1,855,731)	27,721,743
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$31,188,961	$(1,855,731)	$29,333,230

Other intangibles as of December 31, 2018 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,819,879	$(1,292,300)	$1,527,579	6-11
Advertiser lists	16,251	(11,732)	4,519	3
Sports program rights	267,400	(91,032)	176,368	3

	3,103,530	(1,395,064)	1,708,466
Brands	1,085,888	—	1,085,888
Other intangibles with indefinite lives	28,824	—	28,824

	$4,218,242	$(1,395,064)	$2,823,178

The Company recorded amortization expense of $0.5 million for each of the years ended December 31, 2018 and 2019. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2020	$3,474,036
2021	3,161,987
2022	2,648,020
2023	2,648,020
2024	2,648,020
Thereafter	13,141,660

Total	$27,721,743

(8)	Other Assets

On August 22, 2019, the Company contributed an additional $1.5 million in cash to Quu, Inc. (“Quu”), a technology company, in exchange for an additional 10,000,000 shares. The Company also received a warrant to acquire 16,949,306 shares of Quu common stock that terminates on August 22, 2029. As a result of the additional investment, the Company holds approximately 35% of the outstanding shares of Quu. On August 22, 2019, the Company adjusted the initial investment to fair value and recognized a loss of $0.1 million. As of December 31, 2019, the carrying amount of the investment in Quu is $2.2 million.

On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades, an esports organization, in exchange for 3,750,000 shares. The Company acquired an additional 416,666 shares in the third quarter of 2019 for $0.5 million in cash. As of December 31, 2019, the Company holds approximately 45% of the outstanding shares of Renegades and the carrying amount of the investment in Renegades is $5.7 million. In January 2020, the Company acquired an additional 833,334 shares for an aggregate of $1.0 million in cash. As a result of the additional investment in January 2020, the Company is currently evaluating if control was obtained and will finalize its conclusion in the first quarter of 2020.

The Company’s share of earnings from Quu and Renegades is reported in equity in earnings of unconsolidated affiliates, net of tax in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2019.

(9)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2018	2019
Accrued payroll expenses	$7,120,055	$8,126,091
Income taxes payable	290,341	4,483,800
Deferred revenue	1,868,223	3,639,077
Franchise fee payable	—	2,500,000
Dividends payable	1,367,761	1,396,621
Trade sales payable	1,250,454	2,180,783
Deferred rent	1,561,486	—
Other accrued expenses	5,722,788	5,737,995

	$19,181,108	$28,064,367

(10)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2018	2019
Credit facility - term loan	$252,000,000	$239,000,000
Credit facility - revolving credit facility	—	11,000,000
Promissory note	—	13,500,000

	252,000,000	263,500,000
Less unamortized debt issuance costs	(9,223,480)	(7,287,548)

	242,776,520	256,212,452
Less current installments	—	(7,500,000)

	$242,776,520	$248,712,452

As of December 31, 2019, the credit facility consisted of a term loan facility with a remaining balance of $239.0 million and a revolving credit facility with an outstanding balance of $11.0 million and a maximum commitment of $20.0 million. As of December 31, 2019, the Company had $9.0 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.8% as of December 31, 2019 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.8% as of December 31, 2019 and matures on November 1, 2023.

On August 31, 2019, the Company borrowed $10.0 million under its revolving credit facility. The proceeds were used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

As of December 31, 2018, the credit facility consisted of a term loan with a remaining balance of $252.0 million and a revolving credit facility with a maximum commitment of $20.0 million. The term loan facility and revolving credit facility carried interest, based on LIBOR, at 6.5% as of December 31, 2018.

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

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. The maximum First Lien Leverage Ratio is 5.75x for December 31, 2019 and 5.25x for March 31, 2020 and thereafter.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of December 31, 2019, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $250.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the credit agreement.

On November 14, 2019, Outlaws issued a promissory note for $16.5 million to the seller for partial acquisition of an esports team (see Note 3). The note has a remaining balance of $13.5 million as of December 31, 2019 and bears interest at 5% per annum. Interest is payable quarterly in arrears. Principal payments are due each month for the first quarter of 2020 and each quarter thereafter until repaid in full on December 31, 2021.

The aggregate scheduled principal repayments of the credit facility and promissory note for the next four years are as follows:

2020	$7,500,000
2021	6,000,000
2022	11,000,000
2023	239,000,000

Total	$263,500,000

(11)	Leases

The Company leases office space in several markets. Some leases are for the entire building, while others are for certain office space in a building. The Company also rents land beneath a building owned by the Company in Augusta, GA.

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

Consideration for office space and radio tower leases generally includes monthly payments with either a fixed annual increase or a variable annual increase based on a consumer price index. Leases with variable annual increases based on a consumer price index are initially measured using the index at the commencement date. Subsequent changes to variable increases based on a consumer price index will be recognized in the statement of operations in the period of change. The lease term begins at the commencement date and is determined on that date based on the noncancelable term of the lease, together with periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. When evaluating whether the Company is reasonably certain to exercise an option to extend the lease, the Company is required to assess all relevant factors that create an economic incentive for the Company to exercise the extension.

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

The various discount rates used to calculate lease liabilities and right-of-use assets are based on the Company’s incremental borrowing rate due to the rate implicit in the leases being not readily determinable. The Company’s incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company used the current borrowing rate on its credit facility, adjusted for the effects of collateralization, to determine the various rates it would pay to finance similar transactions over similar time periods.

The Company leases certain office space and radio towers from related parties. The current lease expiration dates range from December 2020 through December 2038, and annual rental expense ranges from $11,000 to $0.2 million. Related party right-of-use assets and lease liabilities are included in the amounts reported on the accompanying balance sheet as of December 31, 2019 and future minimum payments for related party leases are included in the tables below. See Note 18 for further information regarding related party leases.

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

The following table summarizes lease information as of and for the year ended December 31, 2019:

Lease cost
Operating lease cost	$10,190,243
Finance lease cost:
Amortization of right-of-use assets	22,088
Interest on lease liabilities	11,285
Short-term lease cost	28,800

Total lease cost	$10,252,416

Other information
Operating cash flows from operating leases	$9,901,889
Operating cash flows from finance leases	11,285
Financing cash flows from finance leases	67,492
Right-of-use assets obtained in exchange for new operating lease liabilities	5,523,800
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Weighted-average remaining lease term – operating leases	6.6 years
Weighted-average remaining lease term – finance leases	26.0 years
Weighted-average discount rate – operating leases	8.5%
Weighted-average discount rate – finance leases	3.9%

As of December 31, 2019, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

2020	$10,572,301
2021	9,445,943
2022	8,196,446
2023	6,825,678
2024	5,587,119
Thereafter	18,051,059

Total lease payments	58,678,546
Less imputed interest	(16,461,038)

Present value of lease liabilities	$42,217,508

As of December 31, 2018, future minimum payments for operating and finance leases for the next five years and thereafter were summarized as follows:

2019	$9,800,202
2020	9,946,823
2021	8,881,584
2022	7,662,679
2023	6,305,127
Thereafter	19,974,004

Total	$62,570,419

(12)	Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $18,500 and $19,000 (or $24,500 and $25,000 if aged 50 years or older) in 2018 and 2019, respectively. No employer matching contributions have been made to the defined contribution plan in 2018 and 2019.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen SERP of $9.0 million and $9.7 million are reported in other long-term liabilities in the consolidated balance sheets as of December 31, 2018 and 2019, respectively. The Company contributed $0.4 million to the SERP in both 2018 and 2019.

Defined Benefit Plan

Effective May 31, 2017, the Company terminated the Greater Media, Inc. Pension Plan (the “Pension Plan”). In January 2018, a payment of $52.0 million was made from the trust to an insurance company to purchase annuities for the remaining participants who elected to receive annuity payments. As a result of the termination, the Company recognized a $1.0 million gain that was recorded in corporate expenses for the year ended December 31, 2018. This completed the recognition in earnings of the amount related to the Pension Plan that remained in accumulated other comprehensive income in the prior year. The Company contributed $0.2 million to the Pension Plan in 2018.

The following tables summarize the SERP as of and for the year ended December 31, 2019:

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$9,038,825
Interest cost	340,302
Actuarial (gain) loss	712,728
Benefits paid	(367,989)

Benefit obligation at end of year	$9,723,866

Change in Plan Assets
Fair value of plan assets at beginning of year	$—
Employer contribution	367,989
Benefits paid	(367,989)

Fair value of plan assets at end of year	$—

Funded status	$(9,723,866)
Unrecognized net actuarial (gain) loss	593,326

Cumulative employer contributions in excess of the net periodic pension cost	$(9,130,540)

Amounts Recognized in the Statement of Financial Position
Current liabilities	(493,735)
Noncurrent liabilities	(9,230,131)

Net amount recognized	$(9,723,866)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$593,326

Total (before tax effects)	$593,326

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$9,723,866
Accumulated benefit obligation	$9,723,866

Weighted-average assumptions for Disclosure
Discount rate	2.95%
Mortality table	Pri-2012
Mortality improvement scale	MP-2019

Net periodic benefit cost
Interest cost	$340,302

Net periodic benefit cost	$340,302

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$712,728

Total recognized in other comprehensive income (before tax effects)	$712,728

Total recognized in net cost and other comprehensive income (before tax effects)	$1,053,030

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—
Prior service cost recognition	$—
Net initial obligation (asset) recognition	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	4.00%
Corridor	10.00%
Average future working lifetime	6.46
Mortality table	RP-2014
Mortality improvement scale	MP-2018

Estimated Future Benefit Payments
2020	$493,735
2021	$526,686
2022	$525,699
2023	$536,247
2024	$558,823
2025-2029	$2,871,799

Contributions
Estimated contributions for 2020	$493,735

The following tables summarize the Pension Plan and SERP as of and for the year ended December 31, 2018:

	Pension Plan	SERP
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$52,197,520	$9,616,702
Interest cost	28,282	319,143
Actuarial (gain) loss	77,121	(540,666)
Settlements	(52,057,333)	—
Benefits paid	(245,590)	(356,354)

Benefit obligation at end of year	$—	$9,038,825

	Pension Plan	SERP
Change in Plan Assets
Fair value of plan assets at beginning of year	$52,203,372	$—
Actual return on plan assets	(113,981)	—
Employer contribution	213,532	356,354
Settlements	(52,057,333)	—
Benefits paid	(245,590)	(356,354)

Fair value of plan assets at end of year	$—	$—

Funded status	$—	$(9,038,825)
Unrecognized net actuarial (gain) loss	—	(119,402)

Cumulative employer contributions in excess of the net periodic pension cost	$—	$(9,158,227)

	Pension Plan	SERP
Amounts Recognized in the Statement of Financial Position
Current liabilities	$—	(512,786)
Noncurrent liabilities	—	(8,526,039)

Net amount recognized	$—	$(9,038,825)

	Pension Plan	SERP
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$—	$(119,402)

Total (before tax effects)	$—	$(119,402)

	Pension Plan	SERP
Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
Projected benefit obligation	$—	$9,038,825
Accumulated benefit obligation	$—	$9,038,825

	Pension Plan	SERP
Weighted-average assumptions for Disclosure
Discount rate	N/A	4.00%

	Pension Plan	SERP
Net periodic benefit cost
Interest cost	$28,282	$319,143
Recognized actuarial (gain) loss due to settlements	(801,622)	—

Net periodic benefit cost	$(773,340)	$319,143

	Pension Plan	SERP
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$191,102	$(540,666)
Recognized actuarial (gain) loss due to settlements	801,622	—

Total recognized in other comprehensive income (before tax effects)	$992,724	$(540,666)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$219,384	$(221,523)

	Pension Plan	SERP
Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	N/A	$—
Prior service cost recognition	N/A	$—
Net initial obligation (asset) recognition	N/A	$—

	Pension Plan	SERP
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	1.80%	3.35%
Expected return on plan assets	0.00%	N/A
Corridor	10.00%	10.00%

(13)	Equity

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

The Company’s credit agreement permits it to repurchase sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. The Company paid $0.2 million to repurchase 67,154 shares in 2019.

The Company’s credit agreement restricts its ability to pay cash dividends and to repurchase additional shares of its common stock. The credit agreement does permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if its Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if its Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to its excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if its Total Leverage Ratio is less than 3.5x and its First Lien Leverage Ratio is less than 2.5x. The Company paid cash dividends of $5.4 million in 2018 and $5.5 million in 2019. On December 9, 2019, the Company declared a cash dividend of $0.05 per share on its Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on January 10, 2020, to stockholders of record on December 31, 2019.

(14)	Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2018	2019
Commercial advertising	$222,763,906	$223,832,448
Digital advertising	15,485,353	20,297,476
Other revenue	19,245,340	17,424,190

	$257,494,599	$261,554,114

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

	December 31,	December 31,
	2018	2019
Deferred revenue	$1,868,223	$3,639,077

	Year ended December 31,
	2018	2019
Losses on receivables	$2,455,628	$557,582

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

	December 31,	December 31,
	2018	2019
Trade sales receivable	$1,606,283	$1,691,295
Trade sales payable	1,250,454	2,180,783

	Year ended December 31,
	2018	2019
Trade sales revenue	$9,108,757	$8,710,014

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

(15)	Stock-Based Compensation

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

A summary of restricted stock unit activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2018	416,763	$10.86
Granted	210,326	7.82
Vested	(155,256)	10.62
Forfeited	(42,000)	12.66

Unvested as of December 31, 2018	429,833	9.77
Granted	343,518	3.49
Vested	(201,300)	9.03
Forfeited	(95,384)	4.50

Unvested as of December 31, 2019	476,667	$4.94

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2018	180,319	$5.47
Vested	(30,700)	5.49
Forfeited	(48,119)	8.35

Unvested as of December 31, 2018	101,500	6.42
Vested	(54,000)	5.11
Forfeited	(15,500)	4.07

Unvested as of December 31, 2019	32,000	$5.01

As of December 31, 2019, there was $1.9 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

(16)	Income Taxes

Income tax expense is as follows:

	Year ended December 31,
	2018	2019
Current:
Federal	$3,043,583	$6,258,953
State	902,863	2,092,750

	3,946,446	8,351,703
Deferred:
Federal	2,741,821	(1,607,189)
State	5,007,279	(146,763)

	7,749,100	(1,753,952)

	$11,695,546	$6,597,751

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes as follows:

	Year ended December 31,
	2018	2019
Expected tax expense	$3,817,085	$4,166,309
State income taxes, net of federal benefit	1,957,508	4,263,192
Gain on merger	927,344	—
Tax rate adjustments	294,924	290,381
Change in valuation allowance	3,432,284	(3,450,458)
Non-deductible items	1,140,948	1,055,121
Other	125,453	273,207

	$11,695,546	$6,597,751

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2019
Deferred tax assets:
Allowance for doubtful accounts	$530,744	$567,702
Other assets	(1,647,113)	(979,560)
Accrued expenses	412,165	786,001
Other long-term liabilities	2,729,442	2,663,792
Stock-based compensation	141,960	149,087
Net operating losses	3,726,364	94,878

Subtotal	5,893,562	3,281,900
Valuation allowance	(3,760,454)	(311,214)

Total	2,133,108	2,970,686

Deferred tax liabilities:
Prepaid expenses	(99,187)	(91,665)
Property and equipment	(2,858,163)	(1,827,323)
Intangibles	(122,088,303)	(122,182,694)

Total	(125,045,653)	(124,101,682)

Net deferred tax liabilities	$(122,912,545)	$(121,130,996)

As of December 31, 2019, the Company has state net operating losses of $1.5 million, which expire in 2031.

As of December 31, 2018 and 2019, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2015. In the fourth quarter of 2019, the Internal Revenue Service completed an examination of the Company’s 2015, 2016 and 2017 federal income tax returns that resulted in no changes to the returns.

(17)	Earnings Per Share

Net income per share calculation information is as follows:

	Year ended December 31,
	2018	2019
Net income	$6,481,049	$13,450,224

Weighted-average shares outstanding:
Basic	27,444,110	27,730,392
Effect of dilutive restricted stock	89,873	47,458

Diluted	27,533,983	27,777,850

Net income attributable to BBGI stockholders per Class A and Class B common share – basic	$0.24	$0.49

Net income attributable to BBGI stockholders per Class A and Class B common share – diluted	$0.24	$0.48

(18)	Related Party Transactions

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2018 and 2019.

Beasley Family Towers, LLC

The Company leases towers for two radio stations in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.1 million and $0.2 million for the years ended December 31, 2018 and 2019, respectively.

The Company sold the tower for one radio station in Augusta, GA to BFT for $1.3 million then leased back the tower. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement, the $0.8 million gain on sale was deferred and was recognized as the finance lease right-of-use asset was amortized. On October 25, 2019, the tower was sold to an unrelated party, and the unamortized deferred gain was recognized. Rental expense was approximately $13,000 and $11,000 for the years ended December 31, 2018 and 2019, respectively.

The Company leases several towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Rental expense was $0.1 million for each of the years ended December 31, 2018 and 2019. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2018 and 2019.

The Company leases towers for 19 radio stations in various markets from BFT. The lease agreements expire on various dates through December 28, 2020. Rental expense was $0.4 million for each of the years ended December 31, 2018 and 2019.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $45,000 and $44,000 for the years ended December 31, 2018 and 2019, respectively.

GGB Estero, LLC

The Company leases property for its radio stations in Fort Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for each of the years ended December 31, 2018 and 2019.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for each of the years ended December 31, 2018 and 2019.

LN2 DB, LLC

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016. On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and the Company contributed an additional $150,000. The Company may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially-owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan. Subsequent to the transactions above, the Company continues to maintain its ownership interest at approximately 20% of the outstanding units. In January 2020, LN2 DB, LLC completed a study of its patents, which concluded that none of them had any significant remaining market value. Therefore, LN2 DB, LLC may decide to dissolve itself in the near future. The Company recorded an impairment loss of $1.3 million for the year ended December 31, 2019.

Wintersrun Communications, LLC

The Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a finance lease, however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2018 and 2019.

The Company leased a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2018 and 2019.

(19)	Commitments and Contingencies

The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2019, future minimum payments for the next five years and thereafter are summarized as follows:

2020	$23,682,583
2021	24,283,606
2022	24,126,621
2023	7,373,106
2024	6,750,000
Thereafter	41,525,000

Total	$127,740,916

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(20)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, promissory note and current installments, as of December 31, 2019 was $263.5 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s term loan as of December 31, 2018 was $252.6 million which approximated fair value based on current market interest rates.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2018 and 2019

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2018:
Allowance for doubtful accounts (deducted from accounts receivable)	1,623,408	2,842,941	2,455,628	2,010,721
Valuation allowance for deferred tax assets	328,170	3,446,579	14,295	3,760,454
Year ended December 31, 2019:
Allowance for doubtful accounts (deducted from accounts receivable)	2,010,721	692,460	557,582	2,145,599
Valuation allowance for deferred tax assets	3,760,454	87,665	3,536,905	311,214

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2020 (“2020 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

3.1	Amended and restated certificate of incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 25, 2012).

3.2	Fourth amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed January 25, 2018).

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Credit Agreement dated November 17, 2017, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 17, 2017).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and George G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.10	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017 (incorporated by reference to Exhibit 10.5 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.12	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

10.13	Incremental Term Loan Amendment to Credit Agreement, dated August 24, 2018, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on August 27, 2018).

10.14	Amendment dated November 1, 2018, to the executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017. (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board	February 21, 2020

/s/ CAROLINE BEASLEY Caroline Beasley	Chief Executive Officer and Director (principal executive officer)	February 21, 2020

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	February 21, 2020

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	February 21, 2020

/s/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 21, 2020

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 21, 2020

/s/ PETER A. BORDES Peter A. Bordes	Director	February 21, 2020

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	February 21, 2020

/s/ MARK S. FOWLER Mark S. Fowler	Director	February 21, 2020