Form 10-Q
period 2020-03-31
BEASLEY BROADCAST GROUP INC
filed 2020-06-30
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Class A Common Stock, $0.001 par value, 11,355,628 Shares Outstanding as of June 22, 2020

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of June 22, 2020

EXPLANATORY NOTE

As previously disclosed in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, Beasley Broadcast Group, Inc. (the “Company”) relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”), to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the coronavirus disease 2019 (COVID-19) pandemic, which have limited the ability of the Company’s employees to conduct normal business activities, including the preparation and review of the Quarterly Report. In particular, the effects of the COVID-19 pandemic and related precautionary responses caused the Company’s employees to have limited access to the Company’s facilities and disrupted normal interactions among accounting personnel and other persons involved in the completion of the Company’s quarterly review and preparation of the Quarterly Report. These restrictions slowed the completion of the Company’s internal quarterly review, including evaluating the various impacts of COVID-19 on its financial statements and preparing and completing the Quarterly Report in a timely manner.

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2019	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,648,171	$18,479,201
Accounts receivable, less allowance for doubtful accounts of $2,145,599 in 2019 and $2,323,712 in 2020	54,577,452	46,693,711
Prepaid expenses	3,516,766	4,664,849
Other current assets	2,915,654	4,016,572

Total current assets	79,658,043	73,854,333
Property and equipment, net	53,813,602	55,547,807
Operating lease right-of-use assets	39,768,910	39,446,759
Finance lease right-of-use assets	346,667	343,333
FCC licenses	517,529,167	510,724,755
Goodwill	28,596,547	28,596,547
Other intangibles, net	29,333,230	28,450,026
Other assets	11,014,063	11,694,994

Total assets	$760,060,229	$748,658,554

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$7,500,000	$2,750,000
Accounts payable	10,323,408	11,804,979
Operating lease liabilities	7,234,492	7,261,170
Finance lease liabilities	70,192	66,159
Other current liabilities	28,064,367	24,081,430

Total current liabilities	53,192,459	45,963,738
Due to related parties	565,617	541,439
Long-term debt, net of current installments and unamortized debt issuance costs	248,712,452	257,446,435
Operating lease liabilities	34,837,804	34,504,752
Finance lease liabilities	75,020	54,573
Deferred tax liabilities	121,130,996	118,713,216
Other long-term liabilities	17,073,923	17,056,363

Total liabilities	475,588,271	474,280,516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,805,432 issued and 11,312,251 outstanding in 2019; 15,835,765 issued and 11,335,003 outstanding in 2020	15,804	15,834
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2019 and 2020	16,662	16,662
Additional paid-in capital	153,254,599	153,521,008
Treasury stock, Class A common stock; 4,493,181 shares in 2019; 4,500,762 shares in 2020	(30,662,332)	(30,678,207)
Retained earnings	162,350,145	152,115,263
Accumulated other comprehensive loss	(436,338)	(436,338)

Total stockholders’ equity	284,538,540	274,554,222
Noncontrolling interest	(66,582)	(176,184)

Total equity	284,471,958	274,378,038

Total liabilities and equity	$760,060,229	$748,658,554

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2019	2020
Net revenue	$57,687,554	$57,650,426

Operating expenses:
Operating expenses (including stock-based compensation of $123,147 in 2019 and $130,120 in 2020 and excluding depreciation and amortization shown separately below)	47,451,182	50,900,477
Corporate expenses (including stock-based compensation of $461,427 in 2019 and $136,319 in 2020)	4,962,414	4,513,092
Transaction expenses	241,348	—
Depreciation and amortization	1,768,787	2,576,475
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412

Total operating expenses	50,877,976	64,794,456

Operating income (loss)	6,809,578	(7,144,030)
Non-operating income (expense):
Interest expense	(4,590,885)	(4,184,811)
Other income (expense), net	(232,583)	26,425

Income (loss) before income taxes	1,986,110	(11,302,416)
Income tax expense (benefit)	632,847	(2,417,780)

Income (loss) before equity in earnings of unconsolidated affiliates	1,353,263	(8,884,636)
Equity in earnings of unconsolidated affiliates, net of tax	—	(61,527)

Net income (loss)	1,353,263	(8,946,163)
Earnings attributable to noncontrolling interest	—	109,602

Net income (loss) attributable to BBGI stockholders	$1,353,263	(8,836,561)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$0.05	$(0.32)
Dividends declared per common share	$0.05	$0.05
Weighted average shares outstanding:
Basic	27,559,748	27,947,577
Diluted	27,622,809	27,947,577

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$1,353,263	$(8,946,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	584,574	266,439
Provision for bad debts	(114,395)	1,013,038
Depreciation and amortization	1,768,787	2,576,475
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412
Amortization of loan fees	483,983	483,983
Deferred income taxes	452,144	(2,417,780)
Equity in earnings of unconsolidated affiliates	—	61,527
Change in operating assets and liabilities:
Accounts receivable	11,155,406	6,870,703
Prepaid expenses	(1,577,726)	(1,148,083)
Other assets	(2,884,940)	(854,721)
Accounts payable	(1,265,637)	1,481,571
Other liabilities	846,902	(3,968,917)
Other operating activities	154,380	(268,761)

Net cash provided by operating activities	7,410,986	1,953,723

Cash flows from investing activities:
Capital expenditures	(1,841,132)	(3,443,430)
Proceeds from dispositions	3,800,000	—
Payments for investments	(2,500,000)	(750,000)

Net cash used in investing activities	(541,132)	(4,193,430)

Cash flows from financing activities:
Issuance of debt	—	7,500,000
Payments on debt	(2,500,000)	(4,000,000)
Reduction of finance lease liabilities	(16,776)	(16,205)
Dividends paid	(1,373,511)	(1,397,183)
Purchase of treasury stock	(19,826)	(15,875)

Net cash provided by (used in) financing activities	(3,910,113)	2,070,737

Net increase (decrease) in cash and cash equivalents	2,959,741	(168,970)
Cash and cash equivalents at beginning of period	13,433,828	18,648,171

Cash and cash equivalents at end of period	$16,393,569	$18,479,201

Cash paid for interest	$4,112,206	$3,777,582

Cash paid for income taxes	$1,013,900	$115,400

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,387,832	$1,398,321

Class A common stock issued for acquisition	$198,500	$—

Class A common stock issued for investment	$974,125	$—

Media advertising exchanged for investment	$1,000,000	$—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations, therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

COVID-19

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The Company has been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted its net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, the Company observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration however cancellations have decreased significantly and sales have begun to recover throughout the month of June 2020. The Company is actively monitoring the COVID-19 situation. However, due to continuing uncertainty regarding COVID-19, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on the Company’s results of operations, financial condition and cash flows could persist.

In response, the Company made safety a priority, implementing a work-at-home initiative for many of its employees, with only certain essential employees remaining in the stations to continue live programming. The Company also encouraged its listeners to practice social distancing and hand washing by displaying customized messages on car dashboard displays through the Quu platform. The Company delivered vital and breaking news on-air, opened its phone lines to listeners and hosted live virtual concerts on certain stations with participating artists.

To help listeners and businesses in the communities it serves, the Company launched the “We are all in this together” Community of Caring Campaign that includes:

•	creating webinars to help struggling businesses deal with the crisis;

•	launching “Operation Gift Card” where businesses upload gift card information on our websites so that listeners can support businesses by purchasing the gift cards for future use; and

•	expanding local initiatives to include collecting medical supplies and delivering food to healthcare workers.

The Company also implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. In addition, the Company plans to amend the Promissory Note (see Notes 4 and 10 for additional information regarding the Promissory Note and Amendment). The Company expects these initiatives to reduce its expenses beginning in the second quarter of 2020.

As of March 31, 2020, the Company was in compliance with all applicable financial covenants under its credit agreement. However, due to the impact of the COVID-19 pandemic on the Company’s financial performance, the Company projected that it would not be in compliance with the First Lien Leverage Ratio (as defined in its credit agreement) financial covenant as of June 30, 2020. On June 30, 2020, the Company entered into Amendment No. 2 to the credit agreement (the “Amendment”) and now projects that it will be in compliance with all applicable financial covenants, as amended, through June 30, 2021. See Note 10 for additional information regarding the Amendment.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In response to the COVID-19 pandemic, the board of directors suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Amendment limits the ability of the Company to pay dividends until certain leverage-based milestones have been achieved.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts, impairment of FCC licenses and goodwill, and determination of right-of-use assets. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

(2)	Dispositions

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

(3)	FCC Licenses

Changes in the carrying amount of Federal Communications Commission (“FCC”) licenses for the three months ended March 31, 2020 are as follows:

Balance as of January 1, 2020	$517,529,167
Impairment losses	(6,804,412)

Balance as of March 31, 2020	$510,724,755

Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters.

Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed as of March 31, 2020, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry.

The fair value of the FCC licenses in the Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2019	March 31, 2020
Credit facility - term loan facility	$239,000,000	$238,000,000
Credit facility - revolving credit facility	11,000,000	18,500,000
Promissory note	13,500,000	10,500,000

	263,500,000	267,000,000
Less unamortized debt issuance costs	(7,287,548)	(6,803,565)

	256,212,452	260,196,435
Less current installments	(7,500,000)	(2,750,000)

	$248,712,452	$257,446,435

As of March 31, 2020, the credit facility consisted of a term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $18.5 million and a maximum commitment of $20.0 million. As of March 31, 2020, the Company had $1.5 million in available commitments under its revolving credit facility. At the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three-month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.9% as of March 31, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 4.9% as of March 31, 2020 and matures on November 1, 2023.

On March 26, 2020 and April 7, 2020, the Company borrowed $7.5 million and $1.5 million, respectively, from the revolving credit facility as a precautionary measure to increase its cash position and preserve financial flexibility due to the uncertainty of economic conditions in the U.S. resulting from the COVID-19 pandemic. Following the April 7, 2020 borrowing, the Company had no available commitments under its revolving credit facility.

As of December 31, 2019, the credit facility consisted of a term loan facility with a remaining balance of $239.0 million and a revolving credit facility with an outstanding balance of $11.0 million and a maximum commitment of $20.0 million. The term loan facility and revolving credit facility carried interest, based on LIBOR, at 5.8% as of December 31, 2019.

The credit agreement requires mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when the Company’s Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when the Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when the Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of Excess Cash Flow are due approximately 95 days after year end. The credit agreement also requires mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of certain debt issuances.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $256.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

The credit agreement requires the Company to comply with certain financial covenants which are defined in the credit agreement. These financial covenants include a First Lien Leverage Ratio that will be tested at the end of each quarter. The maximum First Lien Leverage Ratio was 5.25x for March 31, 2020. Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement could result in the acceleration of the maturity of the Company’s

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the credit agreement. However, due to the impact of the COVID-19 pandemic on the Company’s financial performance, the Company projected that it would not be in compliance with the First Lien Leverage Ratio financial covenant as of June 30, 2020. On June 30, 2020, the Company entered into the Amendment to its credit agreement and now projects that it will be in compliance with all applicable financial covenants, as amended, through June 30, 2021. See Note 10 for additional information regarding the Amendment.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2020 and the next three years are as follows:

2020	$—
2021	—
2022	18,500,000
2023	238,000,000

Total	$256,500,000

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note bears interest at 5% per annum and had a remaining balance of $13.5 million and $10.5 million as of December 31, 2019 and March 31, 2020, respectively. Interest is payable quarterly in arrears. Principal payments are due each quarter until repaid in full on December 31, 2021. On June 30, 2020 the Company entered into an amendment to the Promissory Note (the “Amended Promissory Note”). See Note 10 for additional information regarding the Amended Promissory Note.

(5)	Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2019 and 2020 are as follows:

	Three months ended March 31,
	2019	2020
Beginning balance	$275,034,091	$284,471,958
Change in accounting principle	(935,916)	—
Issuance of common stock	1,172,625	—
Stock-based compensation	584,574	266,439
Purchase of treasury stock	(19,826)	(15,875)
Net income (loss)	1,353,263	(8,946,163)
Cash dividends	(1,387,832)	(1,398,321)

Ending balance	$275,800,979	$274,378,038

(6)	Revenue

Revenue is comprised of the following:

	Three months ended March 31,
	2019	2020
Commercial advertising	$49,581,265	$47,428,720
Digital advertising	3,506,949	5,356,673
Other	4,599,340	4,865,033

	$57,687,554	$57,650,426

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31,	March 31,
	2019	2020
Deferred revenue	$3,639,077	$2,803,382

	Three months ended March 31,
	2019	2020
Losses on receivables	$312,750	$834,925

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

	December 31,	March 31,
	2019	2020
Trade sales receivable	$1,691,295	$1,954,128
Trade sales payable	2,180,783	2,155,567

	Three months ended March 31,
	2019	2020
Trade sales revenue	$2,248,876	$1,968,260

Digital advertising includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

Other revenue includes revenue from esports, concerts, promotional events, talent fees and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed, or as the talent services are completed.

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2020	476,667	$4.94
Granted	191,750	3.11
Vested	(30,333)	4.91
Forfeited	(1,250)	3.81

Unvested as of March 31, 2020	636,834	$4.39

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2020	32,000	$5.01
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of March 31, 2020	32,000	$4.95

As of March 31, 2020, there was $2.2 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

(8)	Income Taxes

The Company’s effective tax rate was approximately 32% and (21)% for the three months ended March 31, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(9)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan facility and the revolving credit facility as of March 31, 2020 was $267.0 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2019 was $263.5 million, which approximated fair value based on current market interest rates.

(10)	Subsequent Events

On June 30, 2020, the Company entered into the Amendment to the credit agreement with certain of its lenders and now projects that it will be in compliance with all applicable financial covenants, as amended, through June 30, 2021. Specifically, the Amendment amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 bps payable on December 31, 2021 and 150 bps payable on December 31, 2022, if the credit agreement is not refinanced prior to such time, (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio is greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage based milestones.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which will be tested every other week until the Total Leverage Ratio is less than 5.0x, (ii) a minimum Consolidated EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which will be tested monthly through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which will be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modifies the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA for financial covenants and other similar calculations and reduces the amount of cash that can be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, will provide a $5 million loan to the Company that will accrue payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership will also each enter into standby letters of credit in combined aggregate face amount of $5,000,000 in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

Also, on June 30, 2020, the Company entered into the Amended Promissory Note. The Amended Promissory Note has a balance of $10.5 million and bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. The Amended Promissory Note provides for cash principal payments of $500,000 on June 30, 2020 and $2,250,000 on December 31, 2020. Pursuant to the Amended Promissory Note, the Company will issue an initial stock payment of 1,276,596 shares of Class A common stock at a fixed price of $2.35 per share which will reduce the principal by $2,250,000. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the June 2020 issuance). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company. The Company will evaluate the impact of the stock payments in the second quarter of 2020.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 5, 2020, the Company entered into an agreement to sell certain land in Charlotte, NC to a third party for $4.7 million. The Company expects to close on the sale and record a gain during the fourth quarter of 2020.

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

Recent Developments

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, we observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration however cancellations have decreased significantly and sales have begun to recover throughout the month of June 2020. We are actively monitoring the COVID-19 situation. However, due to continuing uncertainty regarding COVID-19, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on our results of operations, financial condition and cash flows could persist.

In response, we made safety a priority, implementing a work-at-home initiative for many of our employees, with only certain essential employees remaining in the stations to continue live programming. We also encouraged our listeners to practice social distancing and hand washing by displaying customized messages on car dashboard displays through the Quu platform. We delivered vital and breaking news on-air, opened our phone lines to listeners and hosted live virtual concerts on certain stations with participating artists.

To help listeners and businesses in the communities we serve, we launched the “We are all in this together” Community of Caring Campaign that includes:

•	creating webinars to help struggling businesses deal with the crisis;

•	launching “Operation Gift Card” where businesses upload gift card information on our websites so that listeners can support businesses by purchasing the gift cards for future use; and

•	expanding local initiatives to include collecting medical supplies and delivering food to healthcare workers.

We also implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. We expect these initiatives to reduce our expenses beginning in the second quarter of 2020.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed as of March 31, 2020, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry.

On March 26, 2020 and April 7, 2020, we borrowed $7.5 million and $1.5 million, respectively, from our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility due to the uncertainty of economic conditions in the U.S. resulting from the COVID-19 pandemic. Following the April 7, 2020 borrowing, we have no available commitments under our revolving credit facility.

As of March 31, 2020, we were in compliance with all applicable financial covenants under the credit agreement. However, due to the impact of the COVID-19 pandemic on our financial performance, we projected that we would not be in compliance with the First Lien Leverage Ratio (as defined in its credit agreement) financial covenant as of June 30, 2020. On June 30, 2020, we entered into Amendment No. 2 to the credit agreement with certain of our lenders (the “Amendment”) and now project that we will be in compliance with all applicable financial covenants, as amended, through June 30, 2021. See “Liquidity and Capital Resources” for additional information regarding the Amendment.

In response to the COVID-19 pandemic, the board of directors suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Amendment limits our ability to pay dividends until certain leverage-based milestones have been achieved.

The COVID-19 pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts, impairment of FCC licenses and goodwill, and determination of right-of-use assets. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•

the effects of the COVID-19 pandemic, including its potential effects on the economic environment and the Company’s results of operations, liquidity and financial condition, and the increased risk of impairments of the Company’s FCC licenses and/or goodwill, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;

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

•

the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends, including restrictions on the ability to pay dividends in the near term as a result of the Amendment to the Company’s credit agreement;

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

Operating Expenses. Our operating expenses consist primarily of programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our radio stations. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

FCC Licenses. We are required to test our licenses on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our market clusters.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed as of March 31, 2020, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with our company and the radio broadcasting industry.

The fair value of the FCC licenses in the Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	—
Augusta, GA	6,113,075	87.9%
Boston, MA	137,856,160	2.4
Charlotte, NC	58,584,551	2.5
Detroit, MI	29,978,201	19.8
Fayetteville, NC	8,974,679	44.7
Fort Myers-Naples, FL	9,555,146	22.9
Las Vegas, NV	34,689,500	—
Middlesex, Monmouth, Morristown, NJ	21,896,900	—
Philadelphia, PA	119,674,192	23.1
Tampa-Saint Petersburg, PA	61,787,351	33.0
West Palm Beach-Boca Raton, FL	2,791,900	—
Wilmington, DE	17,990,000	—

Goodwill. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our market clusters and esports as our reporting units.

Due to the impact of the COVID-19 pandemic, we tested our goodwill for impairment during the first quarter of 2020. We assessed qualitative factors for the esports reporting unit and did not identify any triggering events however our assessment of qualitative factors for the market clusters identified triggering events for impairment. As a result of the impairment test performed on the market clusters as of March 31, 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses and goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no additional material changes to our critical accounting estimates during the first quarter of 2020.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2019	2020	$	%
Net revenue	$57,687,554	$57,650,426	$(37,128)	(0.1)%
Operating expenses	47,451,182	50,900,477	3,449,295	7.3
Corporate expenses	4,962,414	4,513,092	(449,322)	(9.1)
Gain on dispositions	3,545,755	—	(3,545,755)	(100.0)
Impairment losses	—	6,804,412	6,804,412	—
Interest expense	4,590,885	4,184,811	(406,074)	(8.8)
Income tax expense (benefit)	632,847	(2,417,780)	(3,050,627)	(482.0)
Net income (loss)	1,353,263	(8,836,561)	(10,189,824)	(753.0)

Net Revenue. Net revenue was essentially flat during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Significant factors affecting net revenue included a decrease in non-political commercial advertising, primarily due to the impact of the COVID-19 pandemic during March, partially offset by an increase in political commercial advertising, digital advertising, and esports revenue. Net revenue for the three months ended March 31, 2020 also included additional revenue from the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses increased $3.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Significant factors affecting operating expenses included an increase in digital advertising expenses and esports expenses. The increase in operating expenses also included an increased allocation of digital expenses from corporate to the radio market clusters and additional expenses from the acquisition of WDMK-FM.

Corporate Expenses. Corporate expenses decreased $0.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The primary factors affecting corporate expenses included an increased allocation of digital expenses from corporate to the radio market clusters, partially offset by an increase in compensation expense, which was primarily due to an increase in the number of employees at our corporate offices.

Gain on Dispositions. On March 28, 2019, we completed the sale of certain land and improvements in our Augusta, GA market cluster for $0.5 million. As a result of the sale, we recorded a gain of $0.4 million in the first quarter of 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation, we recorded a gain of $3.1 million in the first quarter of 2019.

Impairment Losses. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed as of March 31, 2020, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry.

Interest Expense. Interest expense decreased $0.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The primary factor affecting interest expense was a decrease in interest rates that offset the increase in long-term debt outstanding.

Income Tax Expense (Benefit). Our effective tax rate was approximately 32% and (21)% for the three months ended March 31, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the three months ended March 31, 2020 was $8.8 million compared to net income of $1.4 million for the three months ended March 31, 2019 as a result of the factors described above.

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

In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Credit Facility” below, the Amendment to our credit agreement limits us from paying dividends until certain leverage-based milestones have been achieved.

Credit Facility. On November 17, 2017 we and our wholly owned subsidiary, Beasley Mezzanine Holdings, LLC, entered into a credit agreement (the “credit agreement”) with U.S. Bank, National Association, as administrative agent and collateral agent, providing for a term loan B facility in the amount of $225.0 million (the “term loan facility”) and a revolving credit facility of $20.0 million (the “revolving credit facility,” and together with the term loan facility, the “credit facility”). On September 27, 2018, we borrowed an additional $35.0 million from the term loan facility. The proceeds were used for the acquisition of WXTU-FM in Philadelphia. On August 31, 2019, we borrowed $10.0 million from our revolving credit facility. The proceeds were used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit. On March 26, 2020 and April 7, 2020, we borrowed $7.5 million and $1.5 million, respectively, from our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility due to the uncertainty of economic conditions in the U.S. resulting from the COVID-19 pandemic. Following the April 7, 2020 borrowing, we have no available commitments under our revolving credit facility.

As of March 31, 2020, the credit facility consisted of the term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $18.5 million and a maximum commitment of $20.0 million. As of March 31, 2020, we had $1.5 million in available commitments under the revolving credit facility. As of March 31, 2020, at our option, the credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.0% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.0%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.9% as of March 31, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 4.9% as of March 31, 2020 and matures on November 1, 2023.

As of March 31, 2020, the credit agreement required mandatory prepayments equal to 50% of Excess Cash Flow (as defined in the credit agreement) when our Total Leverage Ratio (as defined in the credit agreement) is greater than 3.5x; mandatory prepayments equal to 25% of Excess Cash Flow when our Total Leverage Ratio is less than or equal to 3.5x but greater than 3.0x; and no mandatory prepayments when our Total Leverage Ratio is less than or equal to 3.0x. Mandatory prepayments of Excess Cash Flow are due approximately 95 days after year end. The credit agreement also required mandatory prepayments for defined amounts from net proceeds of asset sales, net insurance proceeds, and net proceeds of certain debt issuances.

As of March 31, 2020, the credit agreement required us to comply with certain financial covenants which were defined in the credit agreement. These financial covenants included a First Lien Leverage Ratio tested at the end of each quarter. The maximum First Lien Leverage Ratio was 5.25x for March 31, 2020. As of March 31, 2020, we were in compliance with all applicable financial covenants under our credit agreement. However, due to the impact of the COVID-19 pandemic, we projected that we would not be in compliance with the First Lien Leverage Ratio financial covenant as of June 30, 2020 and entered into the Amendment as discussed below. We now project that we will be in compliance with all applicable financial covenants, as amended, through June 30, 2021.

As of March 31, 2020, the credit agreement permitted us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock up to an aggregate amount of $2.5 million per year. We paid approximately $16,000 to repurchase 7,581 shares during the three months ended March 31, 2020.

Our credit agreement restricts our ability to pay cash dividends and to repurchase additional shares of our common stock. As of March 31, 2020, the credit agreement did permit, however, (i) dividends of up to an aggregate amount of $7.5 million each year if our Total Leverage Ratio is greater than 3.5x and up to an aggregate amount of $10.0 million each year if our Total Leverage Ratio is less than or equal to 3.5x, (ii) an amount equal to our excess cash flow each year that is not required to prepay the credit agreement, subject to maintaining a Total Leverage Ratio of no greater than 3.75x and (iii) unlimited dividends each year if our Total Leverage Ratio is less than 3.5x and our First Lien Leverage Ratio is less than 2.5x. We paid cash dividends of $1.4 million during the three months ended March 31, 2020. On March 4, 2020, our board of directors declared a cash dividend of $0.05 per share on our Class A and Class B common stock. The dividend of $1.4 million in the aggregate was paid on April 7, 2020, to stockholders of record on March 31, 2020. In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed below, the Amendment to our credit agreement limits us from paying dividends until certain leverage-based milestones have been achieved.

On June 30, 2020, we entered into the Amendment to the credit agreement. Specifically, the Amendment amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 bps payable on December 31, 2021 and 150 bps payable on December 31, 2022, if the credit agreement is not refinanced prior to such time, (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio is greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage based milestones.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which will be tested every other week until the Total Leverage Ratio is less than 5.0x, (ii) a minimum Consolidated EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which will be tested monthly through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which will be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modifies the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA for financial covenants and other similar calculations and reduces the amount of cash that can be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, will provide a $5 million loan to the Company that will accrue payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership will also each enter into standby letters of credit in combined aggregate face amount of $5,000,000 in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement, as amended by the Amendment, could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations. The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of March 31, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $256.5 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

The aggregate scheduled principal repayments of the credit facility for the remainder of 2020 and the next three years are as follows:

2020	$—
2021	—
2022	18,500,000
2023	238,000,000

Total	$256,500,000

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note bears interest at 5% per annum and had a remaining balance of $10.5 million as of March 31, 2020. Interest is payable quarterly in arrears. Principal payments are due each quarter until repaid in full on December 31, 2021.

On June 30, 2020, the Company entered into an amendment to the Promissory Note (the “Amended Promissory Note”). The Amended Promissory Note has a balance of $10.5 million and bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. The Amended Promissory Note provides for cash principal payments of $500,000 on June 30, 2020 and $2,250,000 on December 31, 2020. Pursuant to the Amended Promissory Note, the Company will issue an initial stock payment of 1,276,596 Class A common stock at a fixed price of $2.35 per share which will reduce the principal amount by $2,250,000. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the June 2020 issuance). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	our revolving credit facility when commitments are available;

•	additional borrowings, other than under our revolving credit facility, to the extent permitted under our credit facility; and

•	additional equity offerings.

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

Our ability to reduce our Total Leverage Ratio by increasing operating cash flow and/or decreasing long-term debt will determine how much, if any, of the commitments under our revolving credit facility will be available to us in the future. Poor financial results or unanticipated expenses could result in our failure to maintain or lower our Total Leverage Ratio and we may not be permitted to make any additional borrowings under our revolving credit facility. As of April 7, 2020, we have no available commitments under our revolving credit facility.

Cash Flows. The following summary table presents a comparison of our capital resources for the three months ended March 31, 2019 and 2020 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2019	2020
Net cash provided by operating activities	$7,410,986	$1,953,723
Net cash used in investing activities	(541,132)	(4,193,430)
Net cash provided by (used in) financing activities	(3,910,113)	2,070,737

Net increase (decrease) in cash and cash equivalents	$2,959,741	$(168,970)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $5.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Significant factors affecting the decrease in net cash provided by operating activities included a $4.0 million decrease in cash receipts from revenue and a $3.3 million increase in cash paid for operating expenses, partially offset by a $0.9 million decrease in income tax payments and a $0.3 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2020 included payments of $3.4 million for capital expenditures and payments of $0.7 million for investments. Net cash used in investing activities for the same period in 2019 included payments of $2.5 million for investments and payments of $1.8 million for capital expenditures, partially offset by proceeds of $3.8 million from dispositions.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2020 included proceeds of $7.5 million from the issuance of indebtedness under our revolving credit facility partially offset by credit facility and promissory note repayments of $4.0 million and payments of $1.4 million for cash dividends. Net cash used in financing activities for the same period in 2019 included repayments of $2.5 million under our credit facility and payments of $1.4 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, other than the updates noted below.

We face risks related to health epidemics, natural disasters and other catastrophes, which have materially and adversely affected our results of operations, liquidity and financial condition.

We are subject to social and natural catastrophic events that are beyond our control, such as health epidemics, natural disasters and other catastrophes, which have materially and adversely affected our business and may continue to materially and adversely affect our results of operations, liquidity and financial condition.

In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been, and continue to be, impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has materially negatively impacted our results of operations, liquidity and financial condition. We expect the current environment to continue for some time and for our results of operations, liquidity and financial condition to be materially adversely impacted during that time.

Impairments of our FCC licenses and/or goodwill related to the impact of the COVID-19 pandemic will adversely affect our operating results and we may be required to record further impairment losses in the future.

As of March 31, 2020, our FCC licenses and goodwill represented 72% of our total assets. Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses and goodwill for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed on its FCC licenses as of March 31, 2020, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. Also, as a result of the testing performed as of March 31, 2020, the Company identified two market clusters, Boston, MA and Charlotte, NC, where the estimated fair value of the FCC licenses exceeded the carrying amount by 2.4% and 2.5%, respectively, therefore the FCC licenses in these two markets may carry an increased risk of impairment losses in the future. As a result of the impairment test performed on its goodwill as of March 31, 2020, the Company determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020.

The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. To the extent the COVID-19 pandemic and the related economic downturn continues or worsens, we may be required to record further impairment losses in the future.

The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations and financial condition.

A decrease in projected revenue due to the COVID-19 pandemic may hinder our ability to meet certain financial ratios and financial condition tests under our credit facility and could lead to an event of default.

Our credit facility requires us to maintain specified financial ratios and to satisfy certain financial condition tests. The decreased demand for advertising as a result of the COVID-19 pandemic has materially negatively impacted our revenues. We expect the current adverse economic environment to continue through at least the end of this year and for our results of operations to be materially adversely impacted during that time. As a result, it may become increasingly difficult for us to meet these financial covenants.

A breach of any of the covenants, ratios, tests or restrictions under our credit facility, could result in an event of default thereunder. If an event of default exists under our credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay that indebtedness in full. Such conditions could force us to seek protection under federal bankruptcy laws and could significantly or entirely reduce the value of our equity.

The Company entered into the Amendment to its credit agreement on June 30, 2020 to modify certain financial covenants, among other provisions. However, there can be no assurance that the Company will be successful in obtaining additional amendments or waivers, if needed. Further, the terms of the amended credit agreement subject us to additional and different restrictive covenants that could further limit our operational flexibility or subject us to other events of default.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2020	1,250	$3.28	—	—
February 1 – 29, 2020	187	3.35	—	—
March 1 – 31, 2020	6,144	1.81	—	—

Total	7,581

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $2.5 million per year. All shares purchased during the three months ended March 31, 2020, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

BEASLEY BROADCAST GROUP, INC.

Dated: June 30, 2020	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: June 30, 2020	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)