Form 10-Q
period 2020-06-30
BEASLEY BROADCAST GROUP INC
filed 2020-08-11
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Class A Common Stock, $0.001 par value, 11,350,628 Shares Outstanding as of August 4, 2020

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of August 4, 2020

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2019	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,648,171	$22,841,461
Accounts receivable, less allowance for doubtful accounts of $2,145,599 in 2019 and $4,237,565 in 2020	54,577,452	29,692,208
Prepaid expenses	3,516,766	3,664,663
Other current assets	2,915,654	8,039,706

Total current assets	79,658,043	64,238,038
Property and equipment, net	53,813,602	56,207,484
Operating lease right-of-use assets	39,768,910	37,960,666
Finance lease right-of-use assets	346,667	340,000
FCC licenses	517,529,167	510,724,755
Goodwill	28,596,547	28,596,547
Other intangibles, net	29,333,230	27,566,822
Other assets	11,014,063	9,031,018

Total assets	$760,060,229	$734,665,330

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$7,500,000	$5,000,000
Accounts payable	10,323,408	10,502,915
Operating lease liabilities	7,234,492	7,214,916
Finance lease liabilities	70,192	67,497
Other current liabilities	28,064,367	23,677,161

Total current liabilities	53,192,459	46,462,489
Due to related parties	565,617	5,518,900
Long-term debt, net of current installments and unamortized debt issuance costs	248,712,452	256,898,044
Operating lease liabilities	34,837,804	33,029,090
Finance lease liabilities	75,020	37,030
Deferred tax liabilities	121,130,996	118,619,859
Other long-term liabilities	17,073,923	17,038,803

Total liabilities	475,588,271	477,604,215
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,805,432 issued and 11,312,251 outstanding in 2019; 15,858,265 issued and 11,350,628 outstanding in 2020	15,804	15,857
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2019 and 2020	16,662	16,662
Additional paid-in capital	153,254,599	153,720,249
Treasury stock, Class A common stock; 4,493,181 shares in 2019; 4,507,637 shares in 2020	(30,662,332)	(30,694,251)
Retained earnings	162,350,145	134,498,613
Accumulated other comprehensive loss	(436,338)	(436,338)

Total stockholders’ equity	284,538,540	257,120,792
Noncontrolling interests	(66,582)	(59,677)

Total equity	284,471,958	257,061,115

Total liabilities and equity	$760,060,229	$734,665,330

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2019	2020
Net revenue	$65,658,748	$30,383,132

Operating expenses:
Operating expenses (including stock-based compensation of $85,002 in 2019 and $113,397 in 2020 and excluding depreciation and amortization shown separately below)	47,759,693	41,378,315
Corporate expenses (including stock-based compensation of $462,614 in 2019 and $85,867 in 2020)	5,423,561	3,724,764
Transaction expenses	55,163	—
Depreciation and amortization	1,742,687	2,886,071

Total operating expenses	54,981,104	47,989,150

Operating income (loss)	10,677,644	(17,606,018)
Non-operating income (expense):
Interest expense	(4,547,036)	(3,851,660)
Loss on modification of long-term debt	—	(2,798,789)
Other income (expense), net	38,193	71,691

Income (loss) before income taxes	6,168,801	(24,184,776)
Income tax expense (benefit)	1,899,800	(6,041,946)

Income (loss) before equity in earnings of unconsolidated affiliates	4,269,001	(18,142,830)
Equity in earnings of unconsolidated affiliates, net of tax	—	(24,967)

Net income (loss)	4,269,001	(18,167,797)
Earnings attributable to noncontrolling interest	—	432,836

Net income (loss) attributable to BBGI stockholders	$4,269,001	(17,734,961)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$0.15	$(0.63)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic	27,776,682	27,977,113
Diluted	27,838,939	27,977,113

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2019	2020
Net revenue	$123,346,302	$88,033,558

Operating expenses:
Operating expenses (including stock-based compensation of $208,149 in 2019 and $243,517 in 2020 and excluding depreciation and amortization shown separately below)	95,210,875	92,278,792
Corporate expenses (including stock-based compensation of $924,041 in 2019 and $222,186 in 2020)	10,385,975	8,237,856
Transaction expenses	296,511	—
Depreciation and amortization	3,511,474	5,462,546
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412

Total operating expenses	105,859,080	112,783,606

Operating income (loss)	17,487,222	(24,750,048)
Non-operating income (expense):
Interest expense	(9,137,921)	(8,036,471)
Loss on modification of long-term debt	—	(2,798,789)
Other income (expense), net	(194,390)	98,116

Income (loss) before income taxes	8,154,911	(35,487,192)
Income tax expense (benefit)	2,532,647	(8,459,726)

Income (loss) before equity in earnings of unconsolidated affiliates	5,622,264	(27,027,466)
Equity in earnings of unconsolidated affiliates, net of tax	—	(86,494)

Net income (loss)	5,622,264	(27,113,960)
Earnings attributable to noncontrolling interest	—	542,438

Net income (loss) attributable to BBGI stockholders	$5,622,264	(26,571,522)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$0.20	$(0.95)
Dividends declared per common share	$0.10	$0.05
Weighted average shares outstanding:
Basic	27,668,814	27,962,345
Diluted	27,740,491	27,962,345

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$5,622,264	$(27,113,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,132,190	465,703
Provision for bad debts	(72,379)	3,180,444
Depreciation and amortization	3,511,474	5,462,546
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412
Amortization of loan fees	967,966	967,966
Loss on modification of long-term debt	—	2,798,789
Deferred income taxes	1,025,496	(8,322,642)
Equity in earnings of unconsolidated affiliates	—	86,494
Change in operating assets and liabilities:
Accounts receivable	5,002,344	21,704,800
Prepaid expenses	(2,878,929)	(147,897)
Other assets	(2,046,809)	3,398,417
Accounts payable	890,586	179,507
Other liabilities	2,008,914	(2,787,003)
Other operating activities	(83,423)	411,840

Net cash provided by operating activities	11,533,939	7,089,416

Cash flows from investing activities:
Capital expenditures	(4,669,405)	(5,955,130)
Proceeds from dispositions	3,800,000	—
Payments for investments	(2,500,000)	(1,000,000)

Net cash used in investing activities	(3,369,405)	(6,955,130)

Cash flows from financing activities:
Issuance of debt	—	14,000,000
Payments on debt	(6,500,000)	(4,500,000)
Payment of debt issuance costs	—	(2,581,163)
Reduction of finance lease liabilities	(33,551)	(32,410)
Dividends paid	(2,761,343)	(2,795,504)
Purchase of treasury stock	(31,084)	(31,919)

Net cash provided by (used in) financing activities	(9,325,978)	4,059,004

Net increase (decrease) in cash and cash equivalents	(1,161,444)	4,193,290
Cash and cash equivalents at beginning of period	13,433,828	18,648,171

Cash and cash equivalents at end of period	$12,272,384	$22,841,461

Cash paid for interest	$8,237,145	$7,330,654

Cash paid for income taxes	$2,537,750	$115,400

Supplement disclosure of non-cash investing and financing activities:
Dividends declared but unpaid	$1,388,992	$—

Class A common stock issued for acquisition	$198,500	$—

Class A common stock issued for investment	$974,125	$—

Media advertising exchanged for investment	$1,000,000	$—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company holds an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades. Net assets and results of operations for Outlaws and Renegades as of and for the three and six months ended June 30, 2020 are not significant. All significant inter-company transactions and balances have been eliminated.

COVID-19

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The Company has been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted its net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, the Company observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Sales have begun to recover throughout the month of June 2020 and cancellations have decreased significantly. The Company is actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on the Company’s results of operations, financial condition and cash flows could persist.

In response, beginning in March 2020, the Company made safety a priority, implementing a work-at-home initiative for many of its employees, with only certain essential employees remaining in the stations to continue live programming. The Company also encouraged its listeners to practice social distancing and hand washing by displaying customized messages on car dashboard displays through the Quu platform. The Company delivered vital and breaking news on-air, opened its phone lines to listeners and hosted live virtual concerts on certain stations with participating artists.

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

Beginning in March 2020, the Company also implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. The Company expects these initiatives to continue reducing its expenses in the third quarter of 2020. The board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Amendment (as defined below) limits the ability of the Company to pay dividends until certain leverage-based milestones have been achieved.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2020, the Company entered into Amendment No. 2 to its credit agreement (the “Amendment”) and into an amendment to the Promissory Note (as defined below). See Note 4 for additional information.

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

On May 5, 2020, the Company entered into an agreement to sell certain land with an immaterial carrying amount in Charlotte, NC to a third party for $4.7 million. The Company expects to close on the sale and record a gain during the fourth quarter of 2020.

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

(3)	FCC Licenses

Changes in the carrying amount of Federal Communications Commission (“FCC”) licenses for the six months ended June 30, 2020 are as follows:

Balance as of January 1, 2020	$517,529,167
Impairment losses	(6,804,412)

Balance as of June 30, 2020	$510,724,755

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

Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not identify any triggering events for impairment during the second quarter of 2020. Therefore, the Company did not test its FCC licenses for impairment as of June 30, 2020.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2019	June 30, 2020
Credit facility - term loan facility	$239,000,000	$238,000,000
Credit facility - revolving credit facility	11,000,000	20,000,000
Promissory note	13,500,000	10,000,000

	263,500,000	268,000,000
Less unamortized debt issuance costs	(7,287,548)	(6,101,956)

	256,212,452	261,898,044
Less current installments	(7,500,000)	(5,000,000)

	$248,712,452	$256,898,044

As of June 30, 2020, the credit facility consisted of a term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of June 30, 2020, the Company had no available commitments under its revolving credit facility. Following the entry into the Amendment as described below, at the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three-month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.25% as of June 30, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.25% as of June 30, 2020 and matures on November 1, 2023.

On June 30, 2020, the Company entered into the Amendment with certain of its lenders. The Amendment amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 basis points payable on December 31, 2021 and 150 basis points payable on December 31, 2022, if the credit agreement is not refinanced prior to such time, (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio is greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage-based milestones. In connection with the Amendment, the Company recorded a loss on modification of long-term debt of $2.8 million during the second quarter of 2020.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which will be tested every other week until the Total Leverage Ratio is less than 5.0x, (ii) a minimum EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which will be tested monthly beginning October 31, 2020 through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which will be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modifies the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA and EBITDA for financial covenants and other similar calculations and reduces the amount of cash that can be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of the credit agreement, as amended by the Amendment, could result in the acceleration of the maturity of the Company’s outstanding debt, which could have a material adverse effect on the Company’s business or results of operations. The Company projects that it will be in compliance with all applicable financial covenants, as amended, for the next twelve months.

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”). As of June 30, 2020, the Amended Promissory Note had a balance of $10.0 million. On July 8, 2020, the Company issued an initial stock payment of 1,276,596 shares of Class A common stock at a fixed price of $2.35 per share that reduced the principal by $2.25 million. The Amended Promissory Note bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum and provides for a cash principal payment of $2.25 million on December 31, 2020. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the issuance on July 8, 2020). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company.

The aggregate scheduled principal repayments of the credit facility and Amended Promissory Note for the remainder of 2020 and the next three years are as follows:

2020	$4,500,000
2021	750,000
2022	21,250,000
2023	241,500,000

Total	$268,000,000

(5)	Stockholders’ Equity

The changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Beginning balance	$275,800,979	$274,378,038	$275,034,091	$284,471,958
Change in accounting principle	—	—	(935,916)	—
Issuance of common stock	—	—	1,172,625	—
Stock-based compensation	547,616	199,264	1,132,190	465,703
Purchase of treasury stock	(11,258)	(16,044)	(31,084)	(31,919)
Net income (loss)	4,269,001	(18,167,797)	5,622,264	(27,113,960)
Cash dividends	(1,388,992)	—	(2,776,824)	(1,398,321)
Noncontrolling interest created in consolidation	—	667,654	—	667,654

Ending balance	$279,217,346	$257,061,115	$279,217,346	$257,061,115

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	Revenue

Revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Commercial advertising	$57,375,821	$24,202,267	$106,957,086	$71,630,987
Digital advertising	4,948,181	4,208,340	8,455,130	9,565,013
Other	3,334,746	1,972,525	7,934,086	6,837,558

	$65,658,748	$30,383,132	$123,346,302	$88,033,558

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

	December 31, 2019	June 30, 2020
Deferred revenue	$3,639,077	$2,714,359

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Losses on receivables	$45,646	$253,553	$358,396	$1,088,478

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

	December 31, 2019	June 30, 2020
Trade sales receivable	$1,691,295	$1,028,251
Trade sales payable	2,180,783	979,822

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Trade sales revenue	$2,259,366	$575,636	$4,508,242	$2,543,896

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2020	636,834	$4.39
Granted	—	—
Vested	(25,500)	7.83
Forfeited	(22,000)	3.72

Unvested as of June 30, 2020	589,334	$4.27

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2020	32,000	$5.01
Granted	—	—
Vested	(2,000)	7.00
Forfeited	(3,000)	3.09

Unvested as of June 30, 2020	27,000	$5.00

As of June 30, 2020, there was $1.9 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

(8)	Income Taxes

The Company’s effective tax rate was 31% and (25)% for the three months ended June 30, 2019 and 2020, respectively, and 31% and (24)% for the six months ended June 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(9)	Earnings Per Share

The following table presents the computation of net income (loss) attributable to BBGI stockholders per Class A and B common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Basic income (loss) per share
Numerator
Net income (loss)	$4,269,001	$(17,734,961)	$5,622,264	$(26,571,522)

Denominator
Basic weighted shares outstanding	27,776,682	27,977,113	27,668,814	27,962,345

Net income (loss) per share - basic	$0.15	$(0.63)	$0.20	$(0.95)

Diluted income (loss) per share
Numerator
Net income (loss)	$4,269,001	$(17,734,961)	$5,622,264	$(26,571,522)

Denominator
Basic weighted shares outstanding	27,776,682	27,977,113	27,668,814	27,962,345
Effect of restricted stock and RSUs under the treasury stock method	62,257	—	71,677	—

Diluted weighted shares outstanding	27,838,939	27,977,113	27,740,491	27,962,345

Net income (loss) per share - diluted	$0.15	$(0.63)	$0.20	$(0.95)

The Company excluded the effect of restrictive stock and RSUs under the treasury stock method as the addition of shares were anti-dilutive when reporting a net loss. The number of shares excluded were 34,374 and 42,441 for the three and six months ended June 30, 2020, respectively.

In addition, the Company also excluded 1,276,596 shares of Class A common stock issued under the Amended Promissory Note on July 8, 2020 as the addition of shares were anti-dilutive when reporting the net loss for the three and six months ended June 30, 2020. See Note 4 for additional information.

(10)	Related Party Transactions

As a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5 million loan to the Company that accrues payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5,000,000 in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

(11)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan facility and the revolving credit facility as of June 30, 2020, was $268.0 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2019 was $263.5 million, which approximated fair value based on current market interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, we observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Sales have begun to recover throughout the month of June 2020 and cancellations have decreased significantly. We are actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on our results of operations, financial condition and cash flows could persist.

In response, beginning in March 2020, we made safety a priority, implementing a work-at-home initiative for many of our employees, with only certain essential employees remaining in the stations to continue live programming. We also encouraged our listeners to practice social distancing and hand washing by displaying customized messages on car dashboard displays through the Quu platform. We delivered vital and breaking news on-air, opened our phone lines to listeners and hosted live virtual concerts on certain stations with participating artists.

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

Beginning in March 2002, we also implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. We expect these initiatives to continue reducing our expenses in the third quarter of 2020. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Amendment (as defined below) limits our ability to pay dividends until certain leverage-based milestones have been achieved.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. We did not identify any triggering events for impairment during the second quarter of 2020. Therefore we did not test our FCC licenses for impairment as of June 30, 2020

In June 2020, we entered into Amendment No. 2 to our credit agreement (the “Amendment”) and into an amendment to the Promissory Note (as defined below). See “Liquidity and Capital Resources” for additional information.

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

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with our company and the radio broadcasting industry. We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our FCC licenses for impairment as of June 30, 2020.

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

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	—
Augusta, GA	6,113,075	87.9%
Boston, MA	137,856,160	2.4
Charlotte, NC	58,584,551	2.5
Detroit, MI	29,978,201	19.8
Fayetteville, NC	8,974,679	44.7
Fort Myers-Naples, FL	9,555,146	22.9
Las Vegas, NV	34,689,500	—
Middlesex, Monmouth, Morristown, NJ	21,896,900	—
Philadelphia, PA	119,674,192	23.1
Tampa-Saint Petersburg, PA	61,787,351	33.0
West Palm Beach-Boca Raton, FL	2,791,900	—
Wilmington, DE	17,990,800	—

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

Due to the impact of the COVID-19 pandemic, we tested our goodwill for impairment during the first quarter of 2020. We assessed qualitative factors for the esports reporting unit and did not identify any triggering events, however our assessment of qualitative factors for the market clusters identified triggering events for impairment. As a result of the impairment test performed on the market clusters during the first quarter of 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020. We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our goodwill for impairment as of June 30, 2020.

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

Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no additional material changes to our critical accounting estimates during the second quarter of 2020.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2019	2020	$	%
Net revenue	$65,658,748	$30,383,132	$(35,275,616)	(53.7)%
Operating expenses	47,759,693	41,378,315	(6,381,378)	(13.4)
Corporate expenses	5,423,561	3,724,764	(1,698,797)	(31.3)
Interest expense	4,547,036	3,851,660	(695,376)	(15.3)
Loss on modification of long-term debt	—	2,798,789	2,798,789	—
Income tax expense (benefit)	1,899,800	(6,041,946)	(7,941,746)	(418.0)
Net income (loss)	4,269,001	(18,167,797)	(22,436,798)	(525.6)

Net Revenue. Net revenue decreased $35.3 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Significant factors affecting net revenue included a decrease in commercial advertising, digital advertising, and other revenue primarily due to the impact of the COVID-19 pandemic, partially offset by an increase in esports revenue. Net revenue for the three months ended June 30, 2020 also included additional revenue from the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses decreased $6.4 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in operating expenses was due to the expense control initiatives we implemented in response to the COVID-19 pandemic, including employee furloughs and headcount reductions, partially offset by an increased allocation of digital expenses from corporate to the radio market clusters and additional expenses from the acquisition of WDMK-FM.

Corporate Expenses. Corporate expenses decreased $1.7 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The primary factors affecting corporate expenses included an increased allocation of digital expenses from corporate to the radio market clusters and a decrease in compensation and travel expenses due to the COVID-19 pandemic.

Interest Expense. Interest expense decreased $0.7 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The primary factor affecting interest expense was a decrease in interest rates that offset the increase in long-term debt outstanding.

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $2.8 million during the three months ended June 30, 2020, resulting from the Amendment to our credit agreement.

Income Tax Expense (Benefit). Our effective tax rate was approximately 31% and (25)% for the three months ended June 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the three months ended June 30, 2020 was $18.2 million compared to net income of $4.3 million for the three months ended June 30, 2019 as a result of the factors described above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2019	2020	$	%
Net revenue	$123,346,302	$88,033,558	$(35,312,744)	(28.6)%
Operating expenses	95,210,875	92,278,792	(2,932,083)	(3.1)
Corporate expenses	10,385,975	8,237,856	(2,148,119)	(20.7)
Gain on dispositions	3,545,755	—	(3,545,755)	(100.0)
Impairment losses	—	6,804,412	6,804,412	—
Interest expense	9,137,921	8,036,471	(1,101,450)	(12.1)
Loss on modification of long-term debt	—	2,798,789	2,798,789	—
Income tax expense (benefit)	2,532,647	(8,459,726)	(10,992,373)	(434.0)
Net income (loss)	5,622,264	(27,113,960)	(32,736,224)	(582.3)

Net Revenue. Net revenue decreased $35.3 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Significant factors affecting net revenue included a decrease in commercial advertising and other revenue primarily due to the impact of the COVID-19 pandemic, partially offset by an increase in esports revenue and digital advertising. Net revenue for the six months ended June 30, 2020 also included additional revenue from the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses decreased $2.9 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in operating expenses was due to the expense control initiatives we implemented in response to the COVID-19 pandemic, including employee furloughs and headcount reductions, partially offset by an increased allocation of digital expenses from corporate to the radio market clusters and additional expenses from the acquisition of WDMK-FM.

Corporate Expenses. Corporate expenses decreased $2.1 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The primary factors affecting corporate expenses included an increased allocation of digital expenses from corporate to the radio market clusters and a decrease in travel expenses due to the COVID-19 pandemic.

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

Impairment Losses. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry.

Interest Expense. Interest expense decreased $1.1 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The primary factor affecting interest expense was a decrease in interest rates that offset the increase in long-term debt outstanding.

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $2.8 million during the six months ended June 30, 2020, resulting from the Amendment to our credit agreement.

Income Tax Expense (Benefit). Our effective tax rate was approximately 31% and (24)% for the six months ended June 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the six months ended June 30, 2020 was $27.1 million compared to net income of $5.6 million for the six months ended June 30, 2019 as a result of the factors described above.

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

As of June 30, 2020, the credit facility consisted of the term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of June 30, 2020, we had no available commitments under the revolving credit facility. As of June 30, 2020, following the entry into the Amendment as described below, at our option, the credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 5.25% as of June 30, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.25% as of June 30, 2020 and matures on November 1, 2023.

On June 30, 2020, we entered into the Amendment that amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 basis points payable on December 31, 2021 and 150 basis points payable on December 31, 2022, if the credit agreement is not refinanced prior to such time, (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio is greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage-based milestones.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which will be tested every other week until the Total Leverage Ratio is less than 5.0x, (ii) a minimum EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which will be tested monthly beginning October 31, 2020 through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which will be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modifies the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA and EBITDA for financial covenants and other similar calculations and reduces the amount of cash that can be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5 million loan to the Company that accrues payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5,000,000 in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of June 30, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement, as amended by the Amendment, could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations.

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”). As of June 30, 2020, the Amended Promissory Note has a balance of $10.0 million. On July 8, 2020, the Company issued an initial stock payment of 1,276,596 Class A common stock at a fixed price of $2.35 per share that reduced the principal by $2.25 million. The Amended Promissory Note bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. The Amended Promissory Note provides for cash principal payments of $2.25 million on December 31, 2020. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the July 2020 issuance). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company.

The aggregate scheduled principal repayments of the credit facility and Amended Promissory Note for the remainder of 2020 and the next three years are as follows:

2020	$4,500,000
2021	750,000
2022	21,250,000
2023	241,500,000

Total	$268,000,000

The Amendment permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock up to an aggregate amount of $1.0 million per year. We paid approximately $14,000 to repurchase 31,919 shares during the six months ended June 30, 2020.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the six months ended June 30, 2019 and 2020 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2019	2020
Net cash provided by operating activities	$11,533,939	$7,089,416
Net cash used in investing activities	(3,369,405)	(6,955,130)
Net cash provided by (used in) financing activities	(9,325,978)	4,059,004

Net increase (decrease) in cash and cash equivalents	$(1,161,444)	$4,193,290

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $4.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Significant factors affecting the decrease in net cash provided by operating activities included a $16.6 million decrease in cash receipts from revenue, partially offset by a $6.8 million decrease in cash paid for operating expenses, a $2.4 million decrease in income tax payments, a $1.4 million decrease in cash paid for corporate expenses, and a $0.9 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2020 included payments of $6.0 million for capital expenditures and payments of $1.0 million for investments. Net cash used in investing activities for the same period in 2019 included payments of $4.7 million for capital expenditures and payments of $2.5 million for investments, partially offset by proceeds of $3.8 million from dispositions.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2020 included proceeds of $9.0 million from the issuance of indebtedness under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and promissory note repayments of $4.5 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the Amendment. Net cash used in financing activities for the same period in 2019 included repayments of $6.5 million under our credit facility and payments of $2.8 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors as disclosed in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, other than the updates noted below.

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

As of June 30, 2020, our FCC licenses and goodwill represented 73% of our total assets. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses and goodwill for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed on our FCC licenses, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. Also, as a result of the testing performed during the first quarter of 2020, we identified two market clusters, Boston, MA and Charlotte, NC, where the estimated fair value of the FCC licenses exceeded the carrying amount by 2.4% and 2.5%, respectively. Therefore, the FCC licenses in these two markets may carry an increased risk of impairment losses in the future. As a result of the impairment test performed on our goodwill during the first quarter of 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster. We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our FCC licenses and goodwill for impairment as of June 30, 2020.

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

We entered into the Amendment to our credit agreement on June 30, 2020 to modify certain financial covenants, among other provisions. However, there can be no assurance that we will be successful in obtaining additional amendments or waivers, if needed. Further, the terms of the amended credit agreement subject us to additional and different restrictive covenants that could further limit our operational flexibility or subject us to other events of default.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2020	2,500	$2.23	—	—
May 1 – 31, 2020	750	2.36	—	—
June 1 – 30, 2020	3,625	2.40	—	—

Total	6,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement, as amended by the Amendment, permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $1.0 million per year. All shares purchased during the three months ended June 30, 2020, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Amendment No. 2 to Credit Agreement, dated June 30, 2020, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 2, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 11, 2020	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 11, 2020	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)