Form 10-Q
period 2020-09-30
BEASLEY BROADCAST GROUP INC
filed 2020-11-12
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Class A Common Stock, $0.001 par value, 12,627,099 Shares Outstanding as of November 5, 2020

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of November 5, 2020

INDEX

Page No.

PART I FINANCIAL INFORMATION

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,648,171	$15,492,425
Accounts receivable, less allowance for doubtful accounts of $2,145,599 in 2019 and $3,524,070 in 2020	54,577,452	38,558,344
Prepaid expenses	3,516,766	5,495,367
Other current assets	2,915,654	9,198,088

Total current assets	79,658,043	68,744,224
Property and equipment, net	53,813,602	55,231,842
Operating lease right-of-use assets	39,768,910	36,118,099
Finance lease right-of-use assets	346,667	336,667
FCC licenses	517,529,167	510,724,755
Goodwill	28,596,547	28,596,547
Other intangibles, net	29,333,230	26,698,310
Other assets	11,014,063	9,485,566

Total assets	$760,060,229	$735,936,010

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$7,500,000	$2,750,000
Accounts payable	10,323,408	13,223,537
Operating lease liabilities	7,234,492	7,086,118
Finance lease liabilities	70,192	68,835
Other current liabilities	28,064,367	25,227,673

Total current liabilities	53,192,459	48,356,163
Due to related parties	565,617	5,570,132
Long-term debt, net of current installments and unamortized debt issuance costs	248,712,452	257,371,712
Operating lease liabilities	34,837,804	31,268,630
Finance lease liabilities	75,020	19,487
Deferred tax liabilities	121,130,996	119,225,496
Other long-term liabilities	17,073,923	17,021,149

Total liabilities	475,588,271	478,832,769
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,805,432 issued and 11,312,251 outstanding in 2019; 17,132,861 issued and 12,623,349 outstanding in 2020	15,804	17,132
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2019 and 2020	16,662	16,662
Additional paid-in capital	153,254,599	156,488,368
Treasury stock, Class A common stock; 4,493,181 shares in 2019; 4,509,512 shares in 2020	(30,662,332)	(30,696,744)
Retained earnings	162,350,145	132,113,215
Accumulated other comprehensive loss	(436,338)	(436,338)

Total stockholders’ equity	284,538,540	257,502,295
Noncontrolling interests	(66,582)	(399,054)

Total equity	284,471,958	257,103,241

Total liabilities and equity	$760,060,229	$735,936,010

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2019	2020
Net revenue	$66,114,701	$49,649,659

Operating expenses:
Operating expenses (including stock-based compensation of $138,704 in 2019 and $103,980 in 2020 and excluding depreciation and amortization shown separately below)	49,443,632	41,589,490
Corporate expenses (including stock-based compensation of $463,804 in 2019 and $124,988 in 2020)	5,326,660	3,712,816
Transaction expenses	65,423	—
Other operating expenses	—	600,000
Depreciation and amortization	1,867,234	2,912,681

Total operating expenses	56,702,949	48,814,987

Operating income	9,411,752	834,672
Non-operating income (expense):
Interest expense	(4,406,162)	(4,544,235)
Other income (expense), net	(86,333)	(42,156)

Income (loss) before income taxes	4,919,257	(3,751,719)
Income tax expense (benefit)	1,733,980	(1,031,166)

Income (loss) before equity in earnings of unconsolidated affiliates	3,185,277	(2,720,553)
Equity in earnings of unconsolidated affiliates, net of tax	(141,378)	(4,221)

Net income (loss)	3,043,899	(2,724,774)
Earnings attributable to noncontrolling interest	—	339,376

Net income (loss) attributable to BBGI stockholders	$3,043,899	(2,385,398)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$0.11	$(0.08)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic	27,781,412	29,154,148
Diluted	27,882,474	29,154,148

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended September 30,
	2019	2020
Net revenue	$189,461,003	$137,683,217

Operating expenses:
Operating expenses (including stock-based compensation of $346,853 in 2019 and $347,497 in 2020 and excluding depreciation and amortization shown separately below)	144,654,507	133,868,282
Corporate expenses (including stock-based compensation of $1,387,845 in 2019 and $347,174 in 2020)	15,712,635	11,950,672
Transaction expenses	361,935	—
Other operating expenses	—	600,000
Depreciation and amortization	5,378,708	8,375,227
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412

Total operating expenses	162,562,030	161,598,593

Operating income (loss)	26,898,973	(23,915,376)
Non-operating income (expense):
Interest expense	(13,544,083)	(12,580,706)
Loss on modification of long-term debt	—	(2,798,789)
Other income (expense), net	(280,722)	55,960

Income (loss) before income taxes	13,074,168	(39,238,911)
Income tax expense (benefit)	4,266,627	(9,490,892)

Income (loss) before equity in earnings of unconsolidated affiliates	8,807,541	(29,748,019)
Equity in earnings of unconsolidated affiliates, net of tax	(141,378)	(90,715)

Net income (loss)	8,666,163	(29,838,734)
Earnings attributable to noncontrolling interest	—	881,814

Net income (loss) attributable to BBGI stockholders	$8,666,163	(28,956,920)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$0.31	$(1.02)
Dividends declared per common share	$0.15	$0.05
Weighted average shares outstanding:
Basic	27,706,759	28,362,512
Diluted	27,828,316	28,362,512

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$8,666,163	$(29,838,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,734,698	694,671
Provision for bad debts	271,399	3,432,813
Depreciation and amortization	5,378,708	8,375,227
Gain on dispositions	(3,545,755)	—
Impairment losses	—	6,804,412
Non-cash interest expense	—	290,426
Amortization of loan fees	1,451,949	1,441,634
Loss on modification of long-term debt	—	2,798,789
Deferred income taxes	1,537,291	(8,972,361)
Equity in earnings of unconsolidated affiliates	141,378	90,715
Change in operating assets and liabilities:
Accounts receivable	3,087,481	12,586,295
Prepaid expenses	(3,512,932)	(1,978,601)
Other assets	(140,228)	3,164,693
Accounts payable	4,159,569	2,900,129
Other liabilities	3,950,396	(1,295,347)
Other operating activities	133,381	305,806

Net cash provided by operating activities	23,313,498	800,567

Cash flows from investing activities:
Payments for acquisitions	(13,500,000)	—
Capital expenditures	(6,901,243)	(6,996,619)
Proceeds from dispositions	3,800,000	—
Payments for investments	(5,009,999)	(1,000,000)

Net cash used in investing activities	(21,611,242)	(7,996,619)

Cash flows from financing activities:
Issuance of debt	10,000,000	14,000,000
Payments on debt	(9,000,000)	(4,500,000)
Payment of debt issuance costs	—	(2,581,163)
Reduction of finance lease liabilities	(50,326)	(48,615)
Dividends paid	(4,150,335)	(2,795,504)
Purchase of treasury stock	(36,672)	(34,412)

Net cash provided by (used in) financing activities	(3,237,333)	4,040,306

Net decrease in cash and cash equivalents	(1,535,077)	(3,155,746)
Cash and cash equivalents at beginning of period	13,433,828	18,648,171

Cash and cash equivalents at end of period	$11,898,751	$15,492,425

Cash paid for interest	$12,217,854	$10,871,306

Cash paid for income taxes	$3,438,550	$115,400

Supplement disclosure of non-cash investing and financing activities:
Class A common stock issued for debt repayment	$—	$2,250,000

Dividends declared but unpaid	$1,389,273	$—

Class A common stock issued for acquisition	$198,500	$—

Class A common stock issued for investment	$974,125	$—

Media advertising exchanged for investment	$1,000,000	$—

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company holds an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades. Net assets and results of operations for Outlaws and Renegades as of and for the three and nine months ended September 30, 2020 are not significant. All significant inter-company transactions and balances have been eliminated.

COVID-19

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The Company has been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted its net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, the Company observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Sales began to recover during the second quarter of 2020 and have continued to recover during the third quarter of 2020. The Company is actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on the Company’s results of operations, financial condition and cash flows could persist.

Beginning in March 2020, the Company implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. The Company expects these initiatives to continue reducing its expenses throughout the remainder of 2020. The board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.

In addition, in June 2020, the Company entered into Amendment No. 2 to its credit agreement (the “Amendment”) which limits the ability of the Company to pay dividends until certain leverage-based milestones have been achieved. In June 2020, the Company also entered into an amendment to the Promissory Note (as defined below). See Note 4 for additional information.

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

(2) Acquisitions and Dispositions

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

(3) FCC Licenses

Changes in the carrying amount of Federal Communications Commission (“FCC”) licenses for the nine months ended September 30, 2020 are as follows:

Balance as of January 1, 2020	$517,529,167
Impairment losses	(6,804,412)

Balance as of September 30, 2020	$510,724,755

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

Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company did not identify any triggering events for impairment during the second quarter of 2020. Therefore, the Company did not test its FCC licenses for impairment during the second quarter of 2020.

The Company elected to perform the quantitative impairment test for its FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, the Company recorded no impairment losses related to its FCC licenses in any of its reporting units. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 18.8%
Market revenue shares at maturity	0.6% - 44.4%
Operating income margins at maturity	19.5% - 33.3%
Discount rate	9.0%

(4) Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2019	September 30, 2020
Credit facility—term loan facility	$239,000,000	$238,000,000
Credit facility—revolving credit facility	11,000,000	20,000,000
Promissory note	13,500,000	7,750,000

	263,500,000	265,750,000
Less unamortized debt issuance costs	(7,287,548)	(5,628,288)

	256,212,452	260,121,712
Less current installments	(7,500,000)	(2,750,000)

	$248,712,452	$257,371,712

As of September 30, 2020, the credit facility consisted of a term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of September 30, 2020, the Company had no available commitments under its revolving credit facility. Following the entry into the Amendment as described below, at the Company’s option, the credit facility may bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three-month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of September 30, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.25% as of September 30, 2020 and matures on November 1, 2023.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If the Company defaults under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

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

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”) applicable to the remaining balance of $10.0 million. The Amended Promissory Note bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum and provides for a cash principal payment of $2.25 million on December 31, 2020. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the issuance on July 8, 2020 noted below). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company.

On July 8, 2020, the Company issued an initial stock payment of 1,276,596 shares of Class A common stock at a fixed price of $2.35 per share that reduced the principal amount of the Amended Promissory Note by $2.25 million. The shares were issued at $1.99 per share and the $0.3 million difference between the fair value of the shares and the principal reduction was recorded as additional interest expense. As of September 30, 2020, the Amended Promissory Note had a balance of $7.75 million.

The aggregate scheduled principal repayments of the credit facility and Amended Promissory Note for the remainder of 2020 and the next three years are as follows:

2020	$2,250,000
2021	750,000
2022	21,250,000
2023	241,500,000

Total	$265,750,000

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Stockholders’ Equity

The changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Beginning balance	$279,217,346	$257,061,115	$275,034,091	$284,471,958
Change in accounting principle	—	—	(935,916)	—
Issuance of common stock	—	2,540,425	1,172,625	2,540,425
Stock-based compensation	602,508	228,968	1,734,698	694,671
Purchase of treasury stock	(5,588)	(2,493)	(36,672)	(34,412)
Net income (loss)	3,043,899	(2,724,774)	8,666,163	(29,838,734)
Cash dividends	(1,389,273)	—	(4,166,097)	(1,398,321)
Noncontrolling interest created in consolidation	—	—	—	667,654

Ending balance	$281,468,892	$257,103,241	$281,468,892	$257,103,241

(6) Revenue

Revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Commercial advertising	$57,312,548	$42,168,479	$164,470,136	$114,014,198
Digital advertising	4,908,072	4,994,487	13,162,700	14,344,768
Other	3,894,081	2,486,693	11,828,167	9,324,251

	$66,114,701	$49,649,659	$189,461,003	$137,683,217

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

	December 31, 2019	September 30, 2020
Deferred revenue	$3,639,077	$4,875,467

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Losses on receivables	$107,224	$965,864	$465,620	$2,054,342

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

	December 31, 2019	September 30, 2020
Trade sales receivable	$1,691,295	$1,131,332
Trade sales payable	2,180,783	974,333

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Trade sales revenue	$2,005,613	$1,211,223	$6,513,855	$3,755,119

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

A summary of restricted stock unit activity is presented below:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2020	589,334	$4.27
Granted	15,000	1.52
Vested	—	—
Forfeited	(1,000)	10.83

Unvested as of September 30, 2020	603,334	$4.19

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2020	27,000	$5.00
Granted	—	—
Vested	(7,500)	4.90
Forfeited	(2,000)	7.00

Unvested as of September 30, 2020	17,500	$4.81

As of September 30, 2020, there was $1.7 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

(8)	Income Taxes

The Company’s effective tax rate was 35% and (27)% for the three months ended September 30, 2019 and 2020, respectively, and 33% and (24)% for the nine months ended September 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	Earnings Per Share

The following table presents the computation of net income (loss) attributable to BBGI stockholders per Class A and B common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Basic income (loss) per share
Numerator
Net income (loss)	$3,043,899	$(2,385,398)	$8,666,163	$(28,956,920)

Denominator
Basic weighted shares outstanding	27,781,412	29,154,148	27,706,759	28,362,512

Net income (loss) per share—basic	$0.11	$(0.08)	$0.31	$(1.02)

Diluted income (loss) per share
Numerator
Net income (loss)	$3,043,899	$(2,385,398)	$8,666,163	$(28,956,920)

Denominator
Basic weighted shares outstanding	27,781,412	29,154,148	27,706,759	28,362,512
Effect of restricted stock and restricted stock units under the treasury stock method	101,062	—	121,557	—

Diluted weighted shares outstanding	27,882,474	29,154,148	27,828,316	28,362,512

Net income (loss) per share—diluted	$0.11	$(0.08)	$0.31	$(1.02)

The Company excluded the effect of restrictive stock and restricted stock units under the treasury stock method as the addition of shares were anti-dilutive when reporting a net loss. The number of shares excluded were 44,490 and 70,245 for the three and nine months ended September 30, 2020, respectively.

(10)	Related Party Transactions

As a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrues payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

(11)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The carrying amount of the Company’s long-term debt, including the term loan facility and the revolving credit facility as of September 30, 2020, was $265.7 million, which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2019 was $263.5 million, which approximated fair value based on current market interest rates.

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

Recent Developments

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, we observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Sales began to recover during the second quarter of 2020 and have continued to recover during the third quarter of 2020. We are actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on our results of operations, financial condition and cash flows could persist.

Beginning in March 2020, we implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. We expect these initiatives to continue reducing our expenses throughout the remainder of 2020. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Amendment (as defined below) limits our ability to pay dividends until certain leverage-based milestones have been achieved.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our FCC licenses for impairment during the second quarter of 2020. We elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, we recorded no impairment losses related to our FCC licenses in any of our reporting units.

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

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with our Company and the radio broadcasting industry. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our FCC licenses for impairment during the second quarter of 2020.

We elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, we recorded no impairment losses related to our FCC licenses in any of our reporting units. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 18.8%
Market revenue shares at maturity	0.6% - 44.4%
Operating income margins at maturity	19.5% - 33.3%
Discount rate	9.0%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	35.9%
Augusta, GA	6,113,075	86.2
Boston, MA	137,856,160	7.5
Charlotte, NC	58,584,551	12.5
Detroit, MI	29,978,201	16.1
Fayetteville, NC	8,974,679	36.2
Fort Myers-Naples, FL	9,555,146	12.1
Las Vegas, NV	34,689,500	0.9
Middlesex, Monmouth, Morristown, NJ	21,896,900	4.7
Philadelphia, PA	119,674,192	18.1
Tampa-Saint Petersburg, PA	61,787,351	32.1
West Palm Beach-Boca Raton, FL	2,791,900	0.3
Wilmington, DE	17,990,800	2.2

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

Due to the impact of the COVID-19 pandemic, we tested our goodwill for impairment during the first quarter of 2020. We assessed qualitative factors for the esports reporting unit and did not identify any triggering events, however our assessment of qualitative factors for the market clusters identified triggering events for impairment. As a result of the impairment test performed on the market clusters during the first quarter of 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020. We did not identify any triggering events for impairment during the second and third quarters of 2020. Therefore, we did not test our goodwill for impairment during the second and third quarters of 2020.

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

Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no additional material changes to our critical accounting estimates during the third quarter of 2020.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2019	2020	$	%
Net revenue	$66,114,701	$49,649,659	$(16,465,042)	(24.9)%
Operating expenses	49,443,632	41,589,490	(7,854,142)	(15.9)
Corporate expenses	5,326,660	3,712,816	(1,613,844)	(30.3)
Income tax expense (benefit)	1,733,980	(1,031,166)	(2,765,146)	(159.5)
Net income (loss)	3,043,899	(2,724,774)	(5,768,673)	(189.5)

Net Revenue. Net revenue decreased $16.5 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Significant factors affecting net revenue included a decrease in commercial advertising, digital advertising, and other revenue primarily due to the impact of the COVID-19 pandemic, partially offset by an increase in esports revenue. Net revenue for the three months ended September 30, 2020 also included additional revenue from political advertising for the 2020 elections and the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses decreased $7.9 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in operating expenses was due to the expense control initiatives we implemented in response to the COVID-19 pandemic, including employee furloughs and headcount reductions, partially offset by an increased allocation of digital expenses from corporate to the radio market clusters and additional expenses from the acquisition of WDMK-FM in Detroit.

Corporate Expenses. Corporate expenses decreased $1.6 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The primary factor affecting corporate expenses was an increased allocation of digital expenses from corporate to the radio market clusters.

Income Tax Expense (Benefit). Our effective tax rate was approximately 35% and (27)% for the three months ended September 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the three months ended September 30, 2020 was $2.7 million compared to net income of $3.0 million for the three months ended September 30, 2019 as a result of the factors described above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2019	2020	$	%
Net revenue	$189,461,003	$137,683,217	$(51,777,786)	(27.3)%
Operating expenses	144,654,507	133,868,282	(10,786,225)	(7.5)
Corporate expenses	15,712,635	11,950,672	(3,761,963)	(23.9)
Gain on dispositions	3,545,755	—	(3,545,755)	(100.0)
Impairment losses	—	6,804,412	6,804,412	—
Loss on modification of long-term debt	—	2,798,789	2,798,789	—
Income tax expense (benefit)	4,266,627	(9,490,892)	(13,757,519)	(322.4)
Net income (loss)	8,666,163	(29,838,734)	(38,504,897)	(444.3)

Net Revenue. Net revenue decreased $51.8 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Significant factors affecting net revenue included a decrease in commercial advertising and other revenue primarily due to the impact of the COVID-19 pandemic, partially offset by an increase in esports revenue and digital advertising. Net revenue for the nine months ended September 30, 2020 also included additional revenue from political advertising for the 2020 elections and the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses decreased $10.8 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in operating expenses was due to the expense control initiatives we implemented in response to the COVID-19 pandemic, including employee furloughs and headcount reductions, partially offset by an increased allocation of digital expenses from corporate to the radio market clusters and additional expenses from the acquisition of WDMK-FM in Detroit.

Corporate Expenses. Corporate expenses decreased $3.8 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The primary factor affecting corporate expenses was an increased allocation of digital expenses from corporate to the radio market clusters.

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

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $2.8 million during the nine months ended September 30, 2020, resulting from the Amendment to our credit agreement.

Income Tax Expense (Benefit). Our effective tax rate was approximately 33% and (24)% for the nine months ended September 30, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the nine months ended September 30, 2020 was $29.8 million compared to net income of $8.7 million for the nine months ended September 30, 2019 as a result of the factors described above.

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

As of September 30, 2020, the credit facility consisted of the term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of September 30, 2020, we had no available commitments under the revolving credit facility. Following the entry into the Amendment as described below, at our option, the credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan is subject to a 1% floor and the base rate is subject to a 2% floor. Interest payments are, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period is longer than three months, in which case they are due at the end of each three month period. Interest payments for loans based on the base rate are due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of September 30, 2020 and matures on November 17, 2022. The term loan carried interest, based on LIBOR, at 5.25% as of September 30, 2020 and matures on November 1, 2023.

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

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrues payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that may be drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount.

The credit facility is secured by substantially all assets of the Company and its subsidiaries and is guaranteed jointly and severally by the Company and its subsidiaries. If we default under the terms of the credit agreement, the Company and its subsidiaries may be required to perform under their guarantees. As of September 30, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. The guarantees for the credit facility expire on November 17, 2022 for the revolving credit facility and on November 1, 2023 for the term loan facility.

Failure to comply with financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our credit agreement, as amended by the Amendment, could result in the acceleration of the maturity of our outstanding debt, which could have a material adverse effect on our business or results of operations.

On November 14, 2019, we acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”) applicable to the remaining balance of $10.0 million. The Amended Promissory Note bears cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum and provides for a cash principal payment of $2.25 million on December 31, 2020. For subsequent stock issuances, which begin on June 30, 2021, the principal reduction amount will be the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which is 50% of the value of the stock based on a fixed price of $2.35 per share. The number of shares to be issued was fixed at the time of the signing of the note and will not exceed 3,191,489 in the aggregate (including the issuance on July 8, 2020 noted below). All accrued but unpaid interest and the then outstanding principal amount of the Amended Promissory Note will be paid in full in cash on December 31, 2023. The Amended Promissory Note will mature on December 31, 2023 and may be prepaid at any time at the option of the Company.

On July 8, 2020, we issued an initial stock payment of 1,276,596 Class A common stock at a fixed price of $2.35 per share that reduced the principal amount of the Amended Promissory Note by $2.25 million. The shares were issued at $1.99 per share and the $0.3 million difference between the fair value of the shares and the principal reduction was recorded as additional interest expense. As of September 30, 2020, the Amended Promissory Note has a balance of $7.75 million.

The aggregate scheduled principal repayments of the credit facility and Amended Promissory Note for the remainder of 2020 and the next three years are as follows:

2020	$2,250,000
2021	750,000
2022	21,250,000
2023	241,500,000

Total	$265,750,000

The Amendment permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock up to an aggregate amount of $1.0 million per year. We paid approximately $34,000 to repurchase 16,331 shares during the nine months ended September 30, 2020.

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

Cash Flows. The following summary table presents a comparison of our capital resources for the nine months ended September 30, 2019 and 2020 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,
	2019	2020
Net cash provided by operating activities	$23,313,498	$800,567
Net cash used in investing activities	(21,611,242)	(7,996,619)
Net cash provided by (used in) financing activities	(3,237,333)	4,040,306

Net decrease in cash and cash equivalents	$(1,535,077)	$(3,155,746)

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $22.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Significant factors affecting the decrease in net cash provided by operating activities included a $39.5 million decrease in cash receipts from revenue, partially offset by a $9.5 million decrease in cash paid for operating expenses, a $3.3 million decrease in income tax payments, a $2.7 million decrease in cash paid for corporate expenses, and a $1.3 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2020 included payments of $7.0 million for capital expenditures and payments of $1.0 million for investments. Net cash used in investing activities for the same period in 2019 included a payment of $13.5 million for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit, payments of $6.9 million for capital expenditures, and payments of $5.0 million for investments, partially offset by proceeds of $3.8 million from dispositions.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 included proceeds of $9.0 million from the issuance of indebtedness under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and promissory note repayments of $4.5 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the Amendment. Net cash used in financing activities for the same period in 2019 included repayments of $9.0 million under our credit facility and payments of $4.2 million for cash dividends, partially offset by proceeds of $10.0 million from the issuance of indebtedness used for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, our FCC licenses and goodwill represented 73% of our total assets. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses and goodwill for impairment during the first quarter of 2020. As a result of the quantitative impairment test performed on our FCC licenses, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE market clusters. As a result of the impairment test performed on our goodwill during the first quarter of 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster.

We did not identify any triggering events for impairment during the second quarter of 2020. Therefore, we did not test our FCC licenses and goodwill for impairment during the second quarter of 2020.

We elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed on our FCC licenses, we recorded no impairment losses related to our FCC licenses in any of our reporting units. However, as a result of the testing performed during the third quarter of 2020, we identified four market clusters, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Las Vegas, NV, West Palm Beach-Boca Raton, FL, and Wilmington, DE where the estimated fair value of the FCC licenses exceeded the carrying amount by 4.7%, 0.9%, 0.3%, and 2.2%, respectively. Therefore, the FCC licenses in these four markets may carry an increased risk of impairment losses in the future.

We did not identify any triggering events for impairment during the third quarter of 2020. Therefore, we did not test our goodwill for impairment during the third quarter of 2020.

The impairment losses in the first quarter of 2020 were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. To the extent the COVID-19 pandemic and the related economic downturn continues or worsens, we may be required to record further impairment losses in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2020	—	—	—	—
August 1 – 31, 2020	—	—	—	—
September 1 – 30, 2020	1,875	$1.33	—	—

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. Our credit agreement, as amended by the Amendment, permits us to repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock, subject to compliance with financial covenants, up to an aggregate amount of $1.0 million per year. All shares purchased during the three months ended September 30, 2020, were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Amendment to executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of August 31, 2020 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed September 3, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 12, 2020	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: November 12, 2020	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer ( principal financial and accounting officer)