Form 10-K
period 2020-12-31
BEASLEY BROADCAST GROUP INC
filed 2021-02-19
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $19,906,640 based on the number of shares outstanding as of such date and the closing price of $2.43 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 12,692,074 Shares Outstanding as of February 8, 2021

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February 8, 2021

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2021 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

Recent Developments

On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to refinance the credit facility and the Amended Promissory Note (see Note 10 to the accompanying financial statements) and to repay the loan from Mr. George Beasley (see Note 18 to the accompanying financial statements) and related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, we observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Advertising sales began to recover near the end of the second quarter of 2020 and continued to recover during the remainder of 2020. We are actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on our results of operations, financial condition and cash flows could persist.

Beginning in March 2020, we implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives continued reducing our expenses throughout the remainder of 2020 and we expect expense reductions to continue into 2021. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our Federal Communications Commission (“FCC”) licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. We did not identify any triggering events for impairment during the second quarter of 2020. We elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, we recorded no impairment losses related to our FCC licenses in any of our reporting units. We did not identify any triggering events for impairment during the fourth quarter of 2020.

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio, digital and esports platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. Current FCC rules and regulations do not permit us to add more AM or FM radio stations to our Augusta, GA market cluster, or more FM radio stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Philadelphia, PA, and Tampa-Saint Petersburg, FL radio market clusters.

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

Competition

The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete for audiences and advertising revenues with other media including digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement. Competition for advertising revenues also comes directly from competitors such as Amazon, Apple, Facebook and Google.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing federal regulations administered by the FCC. Among other things, the FCC:

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

In October 2020, the FCC adopted an order to change its rules to allow AM stations to voluntarily convert to all-digital operation. Most of these rule changes became effective January 4, 2021.

The FCC has adopted rules establishing a low power radio service. Low power FM (“LPFM”) stations operate in the existing FM radio band with a maximum operating power of 100 watts. FCC regulations regarding eligibility for and licensing of low power FM radio stations have expanded licensing opportunities for low power FM radio stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners. In April 2020, the FCC adopted an Order revising technical rules applicable to LPFM stations to provide LPFM licensees with more flexibility, including allowing the use of FM boosters.

Rules and Regulations Regarding Indecency, Sponsorship ID and EAS Signals. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $419,353 per incident and $3,870,946 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in March 2015 issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

FCC regulations require a radio station to include an on-air announcement that identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently sought to impose substantial fines on broadcasters who transmit Emergency Alert System (“EAS”) codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast licensee may be granted or held by such an entity. In November 2013, the FCC confirmed that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In 2016, the FCC adopted streamlined rules and procedures for the filing and review of requests to permit foreigners to own more than 25% of a holding company’s equity. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. In October 2020, the FCC adopted rules to streamline the timeline for the required review of these requests by Executive Branch agencies. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions.

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

FCC rules that had also prohibited a broadcast station from duplicating more than 25% of its programming on another radio station serving substantially the same area in the same broadcast service, that is AM-AM or FM-FM, either through common ownership of the two radio stations or through a time brokerage agreement, were eliminated in October 2020. A Petition asking the FCC to reconsider the elimination of the rule for simulcasts of two commonly owned or operated FM stations serving substantially the same area is pending.

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations could request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market. Several parties filed petitions requesting the FCC to reconsider its August 2016 Order. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership orders issued by the FCC. In an Order adopted in September 2019, the Third Circuit vacated the FCC’s November 2017 Reconsideration Order. The FCC and the intervenors petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, in November 2019, a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules was issued. In October 2020, the U.S. Supreme Court agreed to consider an appeal of the Third Circuit decision, and a decision is expected during the Supreme Court’s current term. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any proposals but seeks comment regarding whether the local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule that would impact our holdings.

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

•

revisions to the FCC’s rules relating to political broadcasting, including proposals to give free airtime to candidates and other changes regarding political advertising rates, sponsorship disclosure and political file recordkeeping obligations;

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

Federal Antitrust Laws. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission or the Department of Justice, may investigate certain acquisitions. The Department of Justice has reviewed numerous potential radio acquisitions where an operator proposed to acquire an additional station in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations. We cannot predict the outcome of any specific FTC or Department of Justice investigation. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.

Regulation of the Internet

Internet services including websites of our radio stations are subject to regulation relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). The State of California has recently enacted the California Consumer Privacy Act (“CCPA”), a privacy law which creates wide-ranging consumer rights with respect to the access to, deletion of and sharing of personal information. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

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

Human Capital Resources

As of February 8, 2021, we had a staff of 775 full-time employees and 360 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one radio station in Boston. The initial term of the collective bargaining agreement expires on July 16, 2021 and then automatically renews for successive one-year periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.

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

Available Information

Our internet address is www.bbgi.com. You may obtain through our internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”).

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, www.sec.gov.

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

•

changes in government regulations and policies and actions of federal regulatory bodies, including the FCC, Internal Revenue Service, United States Department of Justice, and the Federal Trade Commission.

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

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services requires significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of alternate media platforms, technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory changes may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•	home and personal digital audio devices (e.g., smart phones, tablets, smart speakers);

•	satellite delivered digital audio radio services that offer numerous programming channels;

•	internet-based audio music services;

•	audio programming by internet content providers, internet radio stations, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and

•	vehicles equipped with internet connectivity that increase the number of audio and video platforms available in vehicles (e.g., ATSC 3.0 technology).

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

We are dependent on federally issued licenses to operate our radio stations and are subject to extensive federal regulation.

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

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions and in certain circumstances could require us to divest one or more radio stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore, they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received, requiring the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC, and prohibiting the transmission of EAS codes or simulations thereof in the absence of an actual emergency or authorized test. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

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

Legislation has been previously introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers, Global Music Rights, SESAC, Inc. and Sound Exchange. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

We depend on selected market clusters of radio stations for a material portion of our net revenue.

The radio stations located in Boston, MA, Detroit, MI, Philadelphia, PA and Tampa-Saint Petersburg, FL contributed 66.3% of our net revenue in 2020. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our results from operations, cash flows or financial position.

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

As of December 31, 2020, our FCC licenses and goodwill represented 73% of our total assets. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses and goodwill for impairment during the first quarter of 2020 and recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses in the first quarter of 2020 were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. To the extent the COVID-19 pandemic and the related economic downturn continues or worsens, we may be required to record further impairment losses in the future.

In addition, we elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020 and identified four radio market clusters, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE where the estimated fair value of the FCC licenses exceeded the carrying amount by 0.9%, 4.7%, 0.3% and 2.2%, respectively. Therefore, the FCC licenses in these radio market clusters may carry an increased risk of impairment losses in the future.

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

We have debt that is substantial in relation to our equity. As of December 31, 2020, we had long-term debt of $263.5 million and equity of $267.1 million and after the Notes offering in January 2021, our long-term debt increased to approximately $300.0 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Any additional borrowings or note offerings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us or at all.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure, statutory restrictions and restrictions imposed by the Indenture governing our Notes as well as any future agreements.

Due to the impact of the COVID-19 pandemic our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. While we intend to pay a regular quarterly cash dividend, future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of the Indenture governing our Notes as well as any future agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our corporate offices and several of our radio stations are located in areas that could be affected by hurricanes.

Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and radio stations located in Boca Raton, Fort Myers, and Tampa. These radio stations contributed 13.8% of our net revenue in 2020. Although the 2020 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and other radio stations located along the east coast of the United States could be materially affected by hurricanes in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

We increasingly rely on technology to operate our business, including our own information technology systems and the information technology systems and technology of our third-party providers. The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed.

Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, and, increasingly, technological risks associated with computer system or network failures, viruses or malware, physical or electronic intrusions, and unauthorized access associated with cyber-attacks. We have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and attempted denial of service attacks, and future attacks are likely to occur. While no cyber-attack has had a material impact thus far, if successful, these types of attacks could have a material adverse effect on our financial condition, results of operations and cash flows, due to, among other things, the loss of customer data, interruptions to our operations, and damage to our reputation.

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

George G. Beasley is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of Mr. Beasley, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that Mr. Beasley beneficially owns represent 59.2% of the total voting power of all classes of our common stock. Members of his immediate family also own significant amounts of Class B common stock. Mr. Beasley will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, fourth amended and restated bylaws or applicable law.

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

Due to his large holdings of our common stock, George G. Beasley and members of his family control the decision whether any change of control of the Company will occur. Moreover, some provisions of our amended certificate of incorporation, fourth amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review its media ownership rules quadrennially and to modify, repeal or retain any rules as it determines to be in the public interest. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 8, 2021, we own or lease property for our radio stations in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	All radio stations in our Atlanta, GA market cluster	Third-party lease
Augusta, GA	All radio stations in our Augusta, GA market cluster	Owned
	Land for radio stations	Related party lease
Boca Raton, FL	All radio stations in our West Palm Beach-Boca Raton, FL market cluster	Third-party lease
Boston, MA	All radio stations in our Boston, MA market cluster	Third-party lease
Camden, NJ	One radio station in our Philadelphia, PA market cluster	Owned
	Land for radio station	Related party lease
Charlotte, NC	All radio stations in our Charlotte, NC market cluster	Third-party lease
Detroit, MI	All radio stations in our Detroit, MI market cluster	Owned
Estero, FL	All radio stations in our Ft. Myers-Naples, FL market cluster	Related party lease
Fayetteville, NC	All radio stations in our Fayetteville, NC market cluster	Owned
Las Vegas, NV	All radio stations in our Las Vegas, NV market cluster	Related party lease
Middlesex, NJ	Two radio stations in our New Jersey market cluster	Owned
Monmouth, NJ	Two radio stations in our New Jersey market cluster	Owned
Morristown, NJ	Two radio stations in our New Jersey market cluster	Owned
Philadelphia, PA	Seven radio stations in our Philadelphia, PA market cluster	Third-party lease
Tampa, FL	All radio stations in our Tampa-Saint Petersburg, FL market cluster	Third-party lease
Wilmington, DE	One radio station	Third party lease

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

Holders

As of February 8, 2021, there were approximately 133 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of holders of Class A common stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2020	—	—	—	$—
November 1 – 30, 2020	2,500	$1.38	—	—
December 1 – 31, 2020	18,275	1.54	—	—

Total	20,775

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended December 31, 2020 were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.

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

Recent Developments

On February 2, 2021, we issued $300.0 million aggregate principal amount of Notes. Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to refinance the credit facility and the Amended Promissory Note (see Note 10 to the accompanying financial statements) and to repay the loan from Mr. George Beasley (see Note 18 to the accompanying financial statements) and related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. We have been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted our net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, we observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Advertising sales began to recover near the end of the second quarter of 2020 and continued to recover during the remainder of 2020. We are actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on our results of operations, financial condition and cash flows could persist.

Beginning in March 2020, we implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives continued reducing our expenses throughout the remainder of 2020 and we expect expense reductions to continue into 2021. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. We did not identify any triggering events for impairment during the second quarter of 2020. We elected to perform the quantitative impairment test for our FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, we recorded no impairment losses related to our FCC licenses in any of our reporting units. We did not identify any triggering events for impairment during the fourth quarter of 2020.

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

Our net revenue is generally determined by the advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels. Advertising rates are primarily based on the following factors:

•	a radio station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by Nielsen Audio;

•	the number of radio stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, radio advertising time; and

•	the size of the market.

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our radio market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our revenues are typically lowest in the first calendar quarter of the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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

Operating Expenses. Our operating expenses consist primarily of programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our radio stations. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our radio market clusters.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2020. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2020, FCC licenses with an aggregate carrying amount of $508.6 million represented 69% of our total assets. We are required to test our licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our licenses are impaired. If we determine it is more likely than not that our licenses are impaired, then we are required to perform a quantitative impairment test. The quantitative impairment test compares the fair value of our licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our licenses for impairment, we combine our licenses into reporting units based on our radio market clusters.

Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with our Company and the radio broadcasting industry. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

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

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount, in connection with the impairment test performed as of September 30, 2020, were as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	35.9%
Augusta, GA	6,113,075	86.2
Boston, MA	137,856,160	7.5
Charlotte, NC	56,418,151	13.0
Detroit, MI	29,978,201	16.1
Fayetteville, NC	8,974,679	36.2
Fort Myers-Naples, FL	9,555,146	12.1
Las Vegas, NV	34,689,500	0.9
Middlesex-Monmouth-Morristown, NJ	21,896,900	4.7
Philadelphia, PA	119,674,192	18.1
Tampa-Saint Petersburg, FL	61,787,351	32.1
West Palm Beach-Boca Raton, FL	2,791,900	0.3
Wilmington, DE	17,990,800	2.2

We did not identify any triggering events for impairment during the fourth quarter of 2020.

Goodwill. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our radio market clusters and esports as our reporting units.

Due to the impact of the COVID-19 pandemic, we tested our goodwill for impairment during the first quarter of 2020. We assessed qualitative factors for the esports reporting unit and did not identify any triggering events, however our assessment of qualitative factors for the radio market clusters identified triggering events for impairment. As a result of the impairment test performed on the radio market clusters during the first quarter of 2020, we determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020. We did not identify any triggering events for impairment during the subsequent quarters of 2020.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following summary table presents a comparison of our results of operations for the years ended December 31, 2019 and 2020 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2019	2020	$	%
Net revenue	$261,554,114	$206,143,861	$(55,410,253)	(21.2)%
Operating expenses	201,107,084	182,181,555	(18,925,529)	(9.4)
Corporate expenses	21,209,432	15,628,370	(5,581,062)	(26.3)
Impairment losses	13,657,941	8,970,812	(4,687,129)	(34.3)
Gain on dispositions	20,657,360	4,439,710	(16,217,650)	(78.5)
Loss on modification of long-term debt	—	2,798,789	2,798,789	—
Income tax expense (benefit)	6,597,751	(5,185,992)	(11,783,743)	(178.6)
Net income (loss)	13,383,642	(18,874,156)	(32,257,798)	(241.0)

Net Revenue. Net revenue decreased $55.4 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Significant factors affecting net revenue included a decrease in commercial advertising and other revenue primarily due to the impact of the COVID-19 pandemic, partially offset by an increase in esports revenue and digital advertising revenue. Net revenue for the year ended December 31, 2020 also included additional revenue of $14.3 million from political advertising for the 2020 elections and the acquisition of WDMK-FM in Detroit on August 31, 2019.

Operating Expenses. Operating expenses decreased $18.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in operating expenses was due to the expense control initiatives we implemented in response to the COVID-19 pandemic, including employee furloughs and headcount reductions, partially offset by an increase in digital expenses and additional expenses from the acquisition of WDMK-FM in Detroit.

Corporate Expenses. Corporate expenses decreased $5.6 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The primary factors affecting corporate expenses was a decrease in compensation and travel expenses due to the COVID-19 pandemic and an allocation of digital expenses from corporate expenses to operating expenses.

Impairment Losses. Due to the impact of the COVID-19 pandemic on the U.S. economy, we tested our FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, we recorded impairment losses of $6.8 million related to the FCC licenses in our Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. On December 31, 2020, we completed the sale of certain land in our Charlotte, NC market cluster to a third party. As a result of the sale, we no longer utilize one FCC license in that market. Therefore, the carrying amount of $2.2 million was recorded in impairment losses during the fourth quarter of 2020. As a result of our annual quantitative impairment test performed as of November 30, 2019, we recorded impairment losses of $12.4 million related to the FCC licenses in our Atlanta, GA and West Palm Beach-Boca Raton, FL radio market clusters. The impairment losses were primarily due to a reduced share of projected revenue in these markets. We also recorded an impairment loss of $1.3 million related to our investment in LN2 DB, LLC. The impairment loss was based on a study of LN2 DB’s patents, which concluded that none of them had any significant remaining market value.

Gain on Dispositions. On December 31, 2020, we completed the sale of certain land in our Charlotte, NC market cluster for $4.65 million. As a result of the sale, we recorded a gain of $4.4 million in the year ended December 31, 2020. On December 23, 2019, we completed the sale of certain land in our Las Vegas, NV market cluster for $13.5 million. As a result of the sale, we recorded a gain of $7.9 million in the year ended December 31, 2019. On December 2, 2019, we completed the sale of certain land in our West Palm Beach-Boca Raton, FL market cluster for $7.1 million. As a result of the sale, we recorded a gain of $6.5 million in the year ended December 31, 2019. On October 25, 2019, we completed the sale of a radio tower in our Tampa-Saint Petersburg, FL market cluster and a radio tower in our Middlesex-Monmouth-Morristown, NJ market cluster for $2.4 million. As a result of the sale, we recorded a gain of $2.0 million in the year ended December 31, 2019. On March 28, 2019, we completed the sale of certain land and improvements in our Augusta, GA market cluster for $0.5 million. As a result of the sale, we recorded a gain of $0.4 million in the year ended December 31, 2019. On March 15, 2019, we agreed to cancel a broadband radio service license in Chattanooga, TN in exchange for a fee of $3.3 million. As a result of the license cancelation, we recorded a gain of $3.1 million in the year ended December 31, 2019.

Loss on Modification of Long-Term Debt. We recorded a loss on modification of long-term debt of $2.8 million during the year ended December 31, 2020, resulting from the Amendment to our credit agreement (as discussed in “Credit Facility” below).

Income Tax Expense (Benefit). Our effective tax rate was approximately 33% and (22)% for the years ended December 31, 2019 and 2020, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the year ended December 31, 2020 was $18.9 million compared to net income of $13.4 million for the year ended December 31, 2019 as a result of the factors described above.

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

In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of Notes. Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to refinance the credit facility and the Amended Promissory Note (see Note 10 to the accompanying financial statements) and to repay the loan from Mr. George Beasley (see Note 18 to the accompanying financial statements) and related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

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

On June 30, 2020, we entered into Amendment No. 2 to our credit agreement (the “Amendment”) that amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 basis points payable on December 31, 2021 and 150 basis points payable on December 31, 2022, (provided the credit agreement was not repaid prior to such time), (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio was greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage-based milestones.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which was to be tested every other week until the Total Leverage Ratio was less than 5.0x, (ii) a minimum EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which was to be tested monthly through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which was to be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modified the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA and EBITDA for financial covenants and other similar calculations and reduced the amount of cash that could be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

As of December 31, 2020, the credit facility consisted of the term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of December 31, 2020, we had no available commitments under the revolving credit facility. Following the entry into the Amendment as described below, at our option, the credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan was subject to a 1% floor and the base rate was subject to a 2% floor for the term loan facility and 0% floor for the revolving credit facility. Interest payments were, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period was longer than three months, in which case they were due at the end of each three month period. Interest payments for loans based on the base rate were due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of December 31, 2020. The term loan carried interest, based on LIBOR, at 5.25% as of December 31, 2020.

The credit facility was secured by substantially all assets of the Company and its subsidiaries and was guaranteed jointly and severally by the Company and its subsidiaries. As of December 31, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. As noted in “Secured Notes” above, the credit facility was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event that the Company failed to maintain the Minimum Liquidity Amount. As noted in “Secured Notes” above, the loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

On November 14, 2019, we acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller (the “Promissory Note”). The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”) applicable to the remaining balance of $10.0 million. The Amended Promissory Note bore cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. On July 8, 2020, we issued an initial stock payment of 1,276,596 Class A common stock at a fixed price of $2.35 per share that reduced the principal amount of the Amended Promissory Note by $2.25 million. The shares were issued at $1.99 per share and the $0.3 million difference between the fair value of the shares and the principal reduction was recorded as additional interest expense. For subsequent stock issuances, which were scheduled to begin on June 30, 2021, the principal reduction amount would have been the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which was 50% of the value of the stock based on a fixed price of $2.35 per share. As noted in “Secured Notes” above, the Amended Promissory Note was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid approximately $0.1 million to repurchase 37,106 shares during the year ended December 31, 2020.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	additional borrowings or notes offerings, to the extent permitted under the Indenture governing our Notes; and

•	additional equity offerings.

We believe that we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months. However, poor financial results or unanticipated expenses could give rise to default under the Notes, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Cash Flows. The following summary table presents a comparison of our capital resources for the years ended December 31, 2019 and 2020 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2019	2020
Net cash provided by operating activities	$20,991,224	$4,214,316
Net cash used in investing activities	(4,955,046)	(3,845,616)
Net cash provided by (used in) financing activities	(10,821,835)	1,742,561

Net increase in cash and cash equivalents	$5,214,343	$2,111,261

Net Cash Provided By Operating Activities. Net cash provided by operating activities decreased $16.8 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Significant factors affecting the decrease in net cash provided by operating activities included a $46.9 million decrease in cash receipts from revenue, partially offset by a $20.5 million decrease in cash paid for operating expenses, a $4.2 million decrease in cash paid for corporate expenses, a $3.3 million decrease in income tax payments, and a $1.9 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2020 included payments of $7.5 million for capital expenditures and payments of $1.0 million for investments, partially offset by proceeds of $4.6 million from dispositions. Net cash used in investing activities for the same period in 2019 included a payment of $13.5 million for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit, payments of $9.0 million for capital expenditures, payments of $5.0 million for investments, and payments of $3.5 million for other acquisitions, partially offset by proceeds of $26.3 million from dispositions.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the year ended December 31, 2020 included proceeds of $9.0 million from the issuance of indebtedness under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and Promissory Note repayments of $6.75 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the Amendment. Net cash used in financing activities for the same period in 2019 included credit facility and Promissory Note repayments of $16.0 million and payments of $5.5 million for cash dividends, partially offset by proceeds of $11.0 million from the issuance of indebtedness used primarily for the acquisition of substantially all of the assets used to operate WDMK-FM in Detroit.

Related Party Transactions

Beasley Family Towers, LLC

We lease towers for two radio stations in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.1 million for the year ended December 31, 2020.

We lease several towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Rental expense was $0.1 million for the year ended December 31, 2020. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the year ended December 31, 2020.

GGB Augusta, LLC

We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 for the year ended December 31, 2020.

GGB Las Vegas, LLC

We lease property for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2020.

Wintersrun Communications, LLC

We sold a tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for the year ended December 31, 2020.

The following related party transactions are based on agreements entered into prior to our initial public offering in 2000 at which time our board of directors did not have an audit committee. However, these agreements were evaluated by our board of directors at the time of entering the agreements and we believe that they are on terms at least as favorable to us as could have been obtained from a third party.

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. Rental expense was $0.2 million for the year ended December 31, 2020.

Beasley Family Towers, LLC

We lease towers for 19 radio stations in various markets from BFT. As of December 28, 2020, all lease agreements had expired. Rental expense was $0.4 million for the year ended December 31, 2020.

GGB Estero, LLC

We lease property for our radio stations in Ft. Myers, FL from GGB Estero, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other family members of George G. Beasley. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for the year ended December 31, 2020.

Wintersrun Communications, LLC

We lease a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2020.

Mr. George Beasley

As a condition to entering into the Amendment (see Note 10), George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event that the Company failed to maintain the Minimum Liquidity Amount (as defined in the Amendment). As noted in “Secured Notes” above, the loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Inflation

For the years ended December 31, 2019 and 2020, inflation has affected our performance in terms of higher costs for operating expenses, however the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and consolidated financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

FCC Licenses Impairment Assessment – Radio Reporting Units

As disclosed in Note 5 to the consolidated financial statements, the Company’s consolidated FCC licenses balance was $508.6 million as of December 31, 2020. During the year ended December 31, 2020, the Company recorded impairment on FCC licenses of $6.8 million. Management performs an annual impairment test during the fourth quarter of each year which includes a qualitative assessment as to whether it is more likely than not that an FCC license is impaired. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of the FCC licenses. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its FCC licenses may be impaired, management determines whether an interim test is necessary. FCC licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using the Greenfield method, which is a form of the income approach, assuming a start-up scenario in which the only assets held by an investor are FCC licenses. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.

We considered auditing the impairment of FCC licenses to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments and assumptions, significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data and the use of valuation specialists.

Our audit procedures related to impairment of FCC licenses included the following:

a.	Evaluated management’s judgements in their assessment of identifying changes in market conditions, events or other changes in circumstances that indicate an impairment of FCC licenses may be present;

b.	Tested the completeness, accuracy, appropriateness of aggregation and relevance of underlying data used in the valuation model based on the Greenfield method;

c.

Evaluated the significant assumptions used by management, including normalized market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit;

d.

Utilized valuation specialists to assist in evaluating the appropriateness of valuation model used, evaluating certain assumptions applied in the valuation model, and recalculations of the discounted cash flow schedules.

Goodwill Impairment Test – Boston and Philadelphia Radio Reporting Units

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $28.6 million as of December 31, 2020. Management conducts an impairment test on an annual basis. If actual market conditions are less favorable than those projected by the industry or management, or if events occur, or circumstances change during the interim periods that indicate the carrying value of its goodwill may be impaired, management may be required to conduct an interim test. Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. As a result of the impairment test performed on the radio market clusters during the first quarter of 2020, the Company determined that the estimated fair value of each market cluster exceeded the carrying amount by at least five percent at each market cluster as of March 31, 2020. Management performed a qualitative assessment and did not identify any triggering events for impairment during subsequent quarters of 2020. As a result, the Company did not perform a quantitative test for goodwill during the subsequent quarters of 2020. Management estimates the fair value of its radio reporting units using a discounted cash flow model. Management’s cash flow projections for its radio reporting units includes significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate.

We considered auditing the impairment of goodwill for the Company’s Boston and Philadelphia radio reporting units to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates and judgments, significant audit effort in performing procedures and evaluating evidence related to management’s cash flow projections, including significant assumptions related to projected operating profit margin (including revenue and expense growth rates) and the discount rate.

Our audit procedures related to impairment of goodwill for Boston and Philadelphia radio reporting units included the following:

a.	Evaluated management’s judgements in their assessment of identifying changes in market conditions, events or other changes in circumstances that indicate an impairment of goodwill may be present;

b.	Evaluated management’s model for determining the fair value of its radio reporting units;

c.	Tested the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model;

d.

Evaluated the significant assumptions used by management, including projected operating profit margin (including revenue and expense growth rates) and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit;

e.	Utilized valuation specialists to assist in evaluating the appropriateness of the discount rate.

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Fort Lauderdale, Florida

February 19, 2021

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,648,171	$20,759,432
Accounts receivable, less allowance for doubtful accounts of $2,145,599 in 2019 and $5,033,035 in 2020	54,577,452	47,395,423
Prepaid expenses	3,516,766	2,486,860
Other current assets	2,915,654	6,883,554

Total current assets	79,658,043	77,525,269
Property and equipment, net	53,813,602	53,667,550
Operating lease right-of-use assets	39,768,910	34,419,663
Finance lease right-of-use assets	346,667	333,333
FCC licenses	517,529,167	508,558,355
Goodwill	28,596,547	28,596,547
Other intangibles, net	29,333,230	25,859,192
Other assets	11,014,063	9,654,447

Total assets	$760,060,229	$738,614,356

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$7,500,000	$—
Accounts payable	10,323,408	12,395,407
Operating lease liabilities	7,234,492	7,006,194
Finance lease liabilities	70,192	70,171
Other current liabilities	28,064,367	20,988,441

Total current liabilities	53,192,459	40,460,213
Due to related parties	565,617	5,621,364
Long-term debt, net of current installments and unamortized debt issuance costs	248,712,452	258,345,380
Operating lease liabilities	34,837,804	29,632,908
Finance lease liabilities	75,020	1,945
Deferred tax liabilities	121,130,996	120,913,983
Other long-term liabilities	17,073,923	16,536,743

Total liabilities	475,588,271	471,512,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,805,432 issued and 11,312,251 outstanding in 2019; 15,930,765 issued and 12,677,074 outstanding in 2020	15,804	15,930
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2019 and 2020	16,662	16,662
Additional paid-in capital	153,254,599	154,004,965
Treasury stock, Class A common stock; 4,493,181 shares in 2019; 3,253,691 shares in 2020	(30,662,332)	(28,187,857)
Retained earnings	162,350,145	143,304,213
Accumulated other comprehensive income	(436,338)	(1,426,619)

Total stockholders’ equity	284,538,540	267,727,294
Noncontrolling interests	(66,582)	(625,474)

Total equity	284,471,958	267,101,820

Total liabilities and equity	$760,060,229	$738,614,356

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2020
Net revenue	$261,554,114	$206,143,861

Operating expenses:
Operating expenses (including stock-based compensation of $359,657 in 2019 and $333,012 in 2020 and excluding depreciation and amortization shown separately below)	201,107,084	182,181,555
Corporate expenses (including stock-based compensation of $1,759,061 in 2019 and $417,658 in 2020)	21,209,432	15,628,370
Transaction expenses	768,945	—
Depreciation and amortization	7,349,682	11,096,937
Impairment losses	13,657,941	8,970,812
Gain on dispositions	(20,657,360)	(4,439,710)
Other operating (income) expenses, net	—	(3,000,000)

Total operating expenses	223,435,724	210,437,964

Operating income (loss)	38,118,390	(4,294,103)
Non-operating income (expense):
Interest expense	(18,032,669)	(16,894,407)
Loss on modification of long-term debt	—	(2,798,789)
Other income (expense), net	(246,155)	88,030

Income (loss) before income taxes	19,839,566	(23,899,269)
Income tax expense (benefit)	6,597,751	(5,185,992)

Income (loss) before equity in earnings of unconsolidated affiliates	13,241,815	(18,713,277)
Equity in earnings of unconsolidated affiliates, net of tax	141,827	(160,879)

Net income (loss)	13,383,642	(18,874,156)
Earnings attributable to noncontrolling interest	66,582	1,108,234

Net income (loss) attributable to BBGI stockholders	13,450,224	(17,765,922)
Other comprehensive loss:
Unrecognized actuarial losses on postretirement plans (net of income tax benefit of $188,505 in 2019 and $355,662 in 2020)	(524,223)	(990,281)

Comprehensive income (loss)	$12,926,001	$(18,756,203)

Net income (loss) attributable to BBGI stockholders per Class A and B common share:
Basic	$0.49	$(0.63)
Diluted	$0.48	$(0.63)
Dividends declared per common share	$0.20	$0.05
Weighted average shares outstanding:
Basic	27,730,392	28,386,456
Diluted	27,777,850	28,386,456

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock								Accumulated
					Additional				Other
	Class A		Class B		Paid-In	Treasury Stock		Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balances as of January 1, 2019	15,334,336	$15,334	16,662,743	$16,662	$149,963,252	(4,426,027)	$(30,447,597)	$155,398,555	$87,885	$—	$275,034,091
Change in accounting principle	—	—	—	—	—	—	—	(935,916)	—	—	(935,916)
Issuance of common stock	285,296	285	—	—	1,172,340	—	—	—	—	—	1,172,625
Stock-based compensation	185,800	185	—	—	2,118,533	—	—	—	—	—	2,118,718
Adjustment from related party acquisition	—	—	—	—	474	—	—	—	—	—	474
Purchase of treasury stock	—	—	—	—	—	(67,154)	(214,735)	—	—	—	(214,735)
Net income	—	—	—	—	—	—	—	13,450,224	—	(66,582)	13,383,642
Cash dividends, $0.20 per common share	—	—	—	—	—	—	—	(5,562,718)	—	—	(5,562,718)
Other comprehensive loss	—	—	—	—	—	—	—	—	(524,223)	—	(524,223)

Balances as of December 31, 2019	15,805,432	15,804	16,662,743	16,662	153,254,599	(4,493,181)	(30,662,332)	162,350,145	(436,338)	(66,582)	284,471,958
Issuance of common stock	—	—	—	—	—	1,276,596	2,540,426	—	—	—	2,540,426
Stock-based compensation	125,333	126	—	—	750,544	—	—	—	—	—	750,670
Adjustment from related party acquisition	—	—	—	—	(178)	—	—	—	—	—	(178)
Purchase of treasury stock	—	—	—	—	—	(37,106)	(65,951)	—	—	—	(65,951)
Net loss	—	—	—	—	—	—	—	(17,765,921)	—	(1,108,235)	(18,874,156)
Cash dividends, $0.05 per common share	—	—	—	—	—	—	—	(1,398,321)	—	—	(1,398,321)
Other comprehensive loss	—	—	—	—	—	—	—	—	(990,281)	—	(990,281)
Noncontrolling interest created in consolidation	—	—	—	—	—	—	—	118,310	—	549,343	667,653

Balances as of December 31, 2020	15,930,765	$15,930	16,662,743	$16,662	$154,004,965	(3,253,691)	$(28,187,857)	$143,304,213	$(1,426,619)	$(625,474)	$267,101,820

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$13,383,642	$(18,874,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,118,718	750,670
Provision for bad debts	692,460	5,206,423
Depreciation and amortization	7,349,682	11,096,937
Impairment losses	13,657,941	8,970,812
Gain on dispositions	(20,657,360)	(4,439,710)
Other operating gain	—	(4,000,000)
Non-cash interest expense	—	290,426
Amortization of loan fees	1,935,932	1,915,302
Loss on modification of long-term debt	—	2,798,789
Deferred income taxes	(1,753,952)	(129,005)
Equity in earnings of unconsolidated affiliates	(141,827)	160,879
Change in operating assets and liabilities:
Accounts receivable	(2,852,760)	1,975,606
Prepaid expenses	(382,010)	1,029,906
Other assets	(239,601)	(1,974,787)
Accounts payable	712,257	2,071,999
Other liabilities	6,813,784	(3,034,217)
Other operating activities	354,318	398,442

Net cash provided by operating activities	20,991,224	4,214,316

Cash flows from investing activities:
Payments for acquisitions	(17,264,484)	—
Capital expenditures	(9,030,025)	(7,477,182)
Proceeds from dispositions	26,349,462	4,631,566
Payments for investments	(5,009,999)	(1,000,000)

Net cash used in investing activities	(4,955,046)	(3,845,616)

Cash flows from financing activities:
Issuance of debt	11,000,000	14,000,000
Payments on debt	(16,000,000)	(6,750,000)
Payments of debt issuance costs	—	(2,581,163)
Reduction of finance lease liabilities	(67,492)	(64,821)
Dividends paid	(5,539,608)	(2,795,504)
Purchase of treasury stock	(214,735)	(65,951)

Net cash provided by (used in) financing activities	(10,821,835)	1,742,561

Net increase in cash and cash equivalents	5,214,343	2,111,261
Cash and cash equivalents at beginning of period	13,433,828	18,648,171

Cash and cash equivalents at end of period	$18,648,171	$20,759,432

Cash paid for interest	$16,377,994	$14,439,991

Cash paid for income taxes	$4,253,747	$965,029

Supplement disclosure of non-cash investing and financing activities:
Class A common stock issued from treasury for debt repayment	$—	$2,250,000

Dividends declared but unpaid	$1,396,621	$—

Class A common stock issued for acquisition	$198,500	$—

Class A common stock issued for investment	$974,125	$—

Media advertising exchanged for investment	$1,000,000	$—

Note issued to seller for acquisition	$16,500,000	$—

Liability assumed from seller for acquisition	$10,000,000	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business

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

COVID-19

In March 2020, coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. The Company has been impacted by deteriorating general economic conditions, which have caused a downturn in the advertising industry. The decreased demand for advertising has negatively impacted its net revenue, and many advertisers have reduced or ceased advertising spend due to the COVID-19 pandemic and its related economic impact. Specifically, the Company observed a rapid increase in cancellations and a reduction of new sales beginning midway through the month of March 2020. The cancellations were broad-based but more severe in industries that were severely impacted by the COVID-19 pandemic. Advertising sales began to recover near the end of the second quarter of 2020 and continued to recover during the remainder of 2020. The Company is actively monitoring the COVID-19 pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. If public and private entities continue to implement restrictive measures, the material adverse effect on the Company’s results of operations, financial condition and cash flows could persist.

Beginning in March 2020, the Company implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives continued reducing the Company’s expenses throughout the remainder of 2020 and the Company expects expense reductions to continue into 2021. The board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company holds an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades. Net assets and results of operations for Outlaws and Renegades as of and for the years ended December 31, 2019 and 2020 are not significant. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include (i) the amount of allowance for doubtful accounts; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing FCC licenses and goodwill for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use assets (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the SERP. Actual results and outcomes may differ from management’s estimates and assumptions.

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

FCC Licenses

FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its radio market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2019 and 2020. The weighted-average period before the next renewal of the Company’s FCC licenses is 4.4 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its radio market clusters and the Outlaws as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2020.

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

Investments

Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis which does not have a readily determinable fair value and therefore is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.

Leases.

The Company determines whether a contract is or contains a lease at inception. The term for each lease agreement begins on the commencement date and includes the noncancelable period specified in the agreement together with (1) the periods covered by options to extend the lease if the Company is reasonably certain to exercise that option, (2) periods covered by an option to terminate if the Company is reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor. The lease liabilities and the related right-of use assets are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss) including unrecognized net actuarial gains (losses) related to the SERP.

Earnings (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders of the Company by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted net income (loss) per share reflect the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive. When reporting a net loss, the effect of restrictive stock units and restricted stock is excluded under the treasury stock method as the addition of shares would be anti-dilutive.

Concentrations of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

The radio stations located in Boston, MA, Detroit, MI, Philadelphia, PA and Tampa-Saint Petersburg, FL collectively contributed 66.3% of the Company’s net revenue in 2020. The radio stations located in Boston, MA, Philadelphia, PA and Tampa-Saint Petersburg, FL collectively contributed 60.7% of the Company’s net revenue in 2019.

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

On December 31, 2020, the Company completed the sale of certain land in Charlotte, NC to a third party for $4.65 million. As a result of the sale, the Company recorded a gain of $4.4 million in the fourth quarter of 2020.

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

On November 13, 2019, the Company created a new entity called OutlawsXP, Inc. (“Outlaws”) and holds 80% of the equity of Outlaws. The remaining equity was acquired by Renegades Holdings, Inc. in which the Company holds approximately 51% of the outstanding shares (see Note 8). On November 14, 2019, Outlaws acquired an esports team, the Houston Outlaws, from Immortals, LLC that competes in the Overwatch League and domestic and international tournaments. The acquisition was accounted for as a business acquisition and included franchise rights and other intangibles (see Note 7). The acquisition also included goodwill (see Note 6). The acquisition of the team was financed with cash from operations and a promissory note to the seller (the “Promissory Note”). On June 30, 2020, the Company entered into an amendment to the Promissory Note that replaced all previous agreements related to consideration and represents the final amount due to the seller (see Note 10). Outlaws also assumed a $10.0 million franchise fee payable that will be paid to the esports league over time. The franchise fee payable was legally reduced to $6.0 million by the esports league in December 2020 and the resulting $4.0 million gain is reported in other operating (income) expenses, net in the accompanying consolidated statement of comprehensive income (loss). The Company incurred transaction costs of $0.4 million. The acquisition broadened and diversified the Company’s revenue base. The current portion of the franchise fee payable is reported in other current liabilities, and the noncurrent portion is reported in other long-term liabilities in the accompanying consolidated balance sheets. The results of operations are reported in the accompanying consolidated statements of comprehensive income (loss).

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

(4)	Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2019	2020
Land	$13,471,312	$13,342,547	—
Buildings and improvements	22,114,228	30,416,904	15-30
Broadcast equipment	35,223,342	33,212,926	5-15
Transportation equipment	2,379,818	2,269,019	5
Office equipment	6,061,531	6,907,944	5-10
Construction in progress	8,725,339	2,610,137	—

	87,975,570	88,759,477
Less accumulated depreciation and amortization	(34,161,968)	(35,091,927)

	$53,813,602	$53,667,550

The Company recorded depreciation expense of $6.9 million and $7.4 million for the years ended December 31, 2019 and 2020, respectively.

(5)	FCC Licenses

Changes in the carrying amount of FCC licenses for the years ended December 31, 2019 and 2020 are as follows:

Balance as of January 1, 2019	$516,735,554
Asset acquisition (see Note 3)	13,155,601
Impairment losses	(12,361,988)

Balance as of December 31, 2019	517,529,167
Impairment losses	(8,970,812)

Balance as of December 31, 2020	$508,558,355

Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform a quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its radio market clusters.

Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

The Company did not identify any triggering events for impairment during the second quarter of 2020.

The Company elected to perform the quantitative impairment test for its FCC licenses in all markets during the third quarter of 2020. As a result of the quantitative impairment test performed as of September 30, 2020, the Company recorded no impairment losses related to its FCC licenses in any of its reporting units. The fair values were estimated using the income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 18.8%
Market revenue shares at maturity	0.6% - 44.4%
Operating income margins at maturity	19.5% - 33.3%
Discount rate	9.0%

The Company did not identify any triggering events for impairment during the fourth quarter of 2020.

On December 31, 2020, the Company completed the sale of certain land in Charlotte, NC to a third party for $4.65 million. As a result of the sale, the Company no longer utilizes one FCC license in that market. Therefore, the carrying amount of $2.2 million was recorded in impairment losses during the fourth quarter of 2020.

The Company performed its annual impairment test for its FCC licenses in 2019 as of November 30, 2019. As a result of the impairment test, the Company recorded impairment losses of $12.4 million related to the FCC licenses in its Atlanta, GA and West Palm Beach-Boca Raton, FL radio market clusters for the year ended December 31, 2019. The impairment losses were primarily due to a reduced share of projected revenue in these markets. The Company believed the impairment losses were indicative of trends in the industry and are not unique to the Company or its operations. The fair value of the FCC license in Atlanta, GA and in West Palm Beach-Boca Raton, FL radio market clusters was estimated using the income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.5% - 1.4%
Market revenue shares at maturity	0.6% - 1.1%
Operating income margins at maturity	27.5% - 29.8%
Discount rate	9.0%

(6)	Goodwill

There were no changes in the carrying amount of goodwill for the year ended December 31, 2020. Changes in the carrying amount of goodwill for the year ended December 31, 2019 are as follows:

Balance as of January 1, 2019	$25,377,447
Business acquisition (see Note 3)	3,219,100

Balance as of December 31, 2019	$28,596,547

(7)	Other Intangibles

Other intangibles as of December 31, 2020 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$1,721,600	$(568,282)	$1,153,318	6-11
Franchise rights	25,149,300	(2,557,921)	22,591,379	10
Sponsorship base	1,164,600	(661,592)	503,008	2

	28,035,500	(3,787,795)	24,247,705
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$29,646,987	$(3,787,795)	$25,859,192

Other intangibles as of December 31, 2019 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,819,879	$(1,495,465)	$1,324,414	6-11
Assembled workforce	176,295	(58,765)	117,530	1
Franchise rights	25,149,300	(42,993)	25,106,307	10
Sponsorship base	1,164,600	(79,292)	1,085,308	2
Sports program rights	267,400	(179,216)	88,184	3

	29,577,474	(1,855,731)	27,721,743
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$31,188,961	$(1,855,731)	$29,333,230

The Company recorded amortization expense of $0.5 million and $3.5 million for the years ended December 31, 2019 and 2020, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2021	$3,161,985
2022	2,648,020
2023	2,648,020
2024	2,648,020
2025	2,648,020
Thereafter	10,493,640

Total	$24,247,705

(8)	Other Assets

On August 22, 2019, the Company contributed an additional $1.5 million in cash to Quu in exchange for an additional 10,000,000 shares. The Company also received a warrant to acquire 16,949,306 shares of Quu common stock that terminates on August 22, 2029. As a result of the additional investment, the Company holds approximately 35% of the outstanding shares of Quu. On August 22, 2019, the Company adjusted the initial investment to fair value and recognized a loss of $0.1 million. The Company’s share of earnings from Quu is reported in equity in earnings of unconsolidated affiliates, net of tax in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2020. The carrying amount of the investment in Quu was $2.2 million and $2.1 million as of December 31, 2019 and 2020, respectively.

On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades, an esports organization, in exchange for 3,750,000 shares. The Company acquired an additional 416,666 shares in the third quarter of 2019 for $0.5 million in cash. As of December 31, 2019, the Company held approximately 45% of the outstanding shares of Renegades and the carrying amount of the investment in Renegades is $5.7 million. In January 2020, the Company acquired an additional 833,334 shares for an aggregate of $1.0 million in cash. As a result of the additional investment in January 2020, the Company obtained control of Renegades and consolidated the accounts of Renegades in the accompanying financial statements as of and for the year ended December 31, 2020.

(9)	Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2019	2020
Accrued payroll expenses	$8,126,091	$5,677,375
Deferred revenue	3,639,077	3,732,890
Income taxes payable	4,483,800	3,481,710
Trade sales payable	2,180,783	892,543
Franchise fee payable	2,500,000	—
Dividends payable	1,396,621	—
Other accrued expenses	5,737,995	7,203,923

	$28,064,367	$20,988,441

(10)	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2019	December 31, 2020
Credit facility - term loan	$239,000,000	$238,000,000
Credit facility - revolving credit facility	11,000,000	20,000,000
Promissory note	13,500,000	5,500,000

	263,500,000	263,500,000
Less unamortized debt issuance costs	(7,287,548)	(5,154,620)

	256,212,452	258,345,380
Less current installments	(7,500,000)	—

	$248,712,452	$258,345,380

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to refinance the credit facility and the Amended Promissory Note and to repay the loan from Mr. George Beasley (see Note 18) and related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Current installments of long-term debt have been updated as of December 31, 2020 to reflect the subsequent refinancing of long-term debt.

As of December 31, 2019, the credit facility consisted of a term loan facility with a remaining balance of $239.0 million and a revolving credit facility with an outstanding balance of $11.0 million and a maximum commitment of $20.0 million. The term loan facility and revolving credit facility carried interest, based on LIBOR, at 5.8% as of December 31, 2019.

On June 30, 2020, the Company entered into the Amendment with certain of its lenders. The Amendment amended and modified the credit agreement to, among other things, (i) increase the interest rate applicable to the term loans and revolving credit facility by 25 basis points per annum, (ii) add fees of 300 basis points payable on December 31, 2021 and 150 basis points payable on December 31, 2022, (provided the credit agreement was not refinanced prior to such time), (iii) impose additional reporting requirements, (iv) revise the Excess Cash Flow prepayment requirement such that when the Total Leverage Ratio was greater than 4.5x, 75% of Excess Cash Flow must be prepaid, with such prepayment amounts stepping down to 50%, 25% and 0% upon achievement of certain Total Leverage Ratio milestones, and (v) reduce the flexibility to incur certain additional indebtedness, liens and investments and make certain restricted payments, subject to the achievement of certain leverage-based milestones. In connection with the Amendment, the Company recorded a loss on modification of long-term debt of $2.8 million during the second quarter of 2020.

Additionally, the Amendment modified the financial covenant to remove the maximum First Lien Leverage Ratio previously tested quarterly through the fiscal quarter ended March 31, 2020. In its place, the Amendment added (i) a minimum liquidity covenant of $8.5 million (the “Minimum Liquidity Amount”), which was to be tested every other week until the Total Leverage Ratio was less than 5.0x, (ii) a minimum EBITDA (as defined in the credit agreement, as amended by the Amendment) covenant, which was to be tested monthly through June 30, 2021 and (iii) a maximum First Lien Leverage Ratio covenant, which was to be tested quarterly beginning with the fiscal quarter ending September 30, 2021. The Amendment also modified the definition of Consolidated EBITDA to remove certain add-backs with respect to the calculation of Consolidated EBITDA and EBITDA for financial covenants and other similar calculations and reduced the amount of cash that could be netted for the calculation of the First Lien Leverage Ratio for purposes of testing the First Lien Leverage Ratio financial covenant, when applicable.

As of December 31, 2020, the credit facility consisted of a term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. As of December 31, 2020, the Company had no available commitments under its revolving credit facility. Following the entry into the Amendment as described above, at the Company’s option, the credit facility bore interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.25% or (ii) the base rate (as defined in the credit agreement) plus a margin of 3.25%. The LIBOR interest rate for the term loan was subject to a 1% floor and the base rate was subject to a 2% floor for the term loan facility and a 0% floor for the revolving credit facility. Interest payments were, for loans based on LIBOR, due at the end of each applicable interest period unless the interest period was longer than three months, in which case they were due at the end of each three-month period. Interest payments for loans based on the base rate were due quarterly. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of December 31, 2020. The term loan carried interest, based on LIBOR, at 5.25% as of December 31, 2020. The credit facility was secured by substantially all assets of the Company and its subsidiaries and was guaranteed jointly and severally by the Company and its subsidiaries. As of December 31, 2020, the maximum amount of undiscounted payments the Company and its applicable subsidiaries would have been required to make in the event of default was $258.0 million. As noted above, the credit facility was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

Also, as a condition to entering into the Amendment, George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event that the Company failed to maintain the Minimum Liquidity Amount. As noted above, the loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

On November 14, 2019, the Company acquired a majority interest in an esports team and issued the Promissory Note for $16.5 million to the seller. The Promissory Note had a remaining balance of $13.5 million as of December 31, 2019. On June 30, 2020, the Company entered into an amendment to the Promissory Note (as amended, the “Amended Promissory Note”) applicable to the remaining balance of $10.0 million. The Amended Promissory Note bore cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. On July 8, 2020, the Company issued an initial stock payment of 1,276,596 shares of Class A common stock at a fixed price of $2.35 per share that reduced the principal amount of the Amended Promissory Note by $2.25 million. The shares were issued at $1.99 per share and the $0.3 million difference between the fair value of the shares and the principal reduction was recorded as additional interest expense. For subsequent stock issuances, which were scheduled to begin on June 30, 2021, the principal reduction amount would have been the lesser of (i) the value of the stock issued based on 20-day moving average on the day prior to issuance or (ii) the “principal reduction amount,” which was 50% of the value of the stock based on a fixed price of $2.35 per share. As noted above, the Amended Promissory Note was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

(11)	Leases

The Company leases office space, radio towers and office equipment. Discount rates are based on the Company’s incremental borrowing rate due to the rate implicit in the leases being not readily determinable. The Company used the current borrowing rate on its credit facility, adjusted for the effects of collateralization, to determine the various rates it would pay to finance similar transactions over similar time periods.

The following table summarizes lease information:

	Year ended December 31,
	2019	2020
Lease cost
Operating lease cost	$10,190,243	$10,441,532
Finance lease cost:
Amortization of right-of-use asset	22,088	13,333
Interest on lease liability	11,285	5,371
Short-term lease cost	28,800	28,800

Total lease cost	$10,252,416	$10,489,036

Other information
Operating cash flows from operating leases	$9,901,889	$10,775,742
Operating cash flows from finance lease	11,285	5,371
Financing cash flows from finance lease	67,492	64,821
Right-of-use assets obtained in exchange for new operating lease liabilities	5,523,800	1,823,807
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

December 31, 2020
Weighted-average remaining lease term – operating leases	6.0 years
Weighted-average remaining lease term – finance lease	25.0 years
Weighted-average discount rate – operating leases	8.2%
Weighted-average discount rate – finance lease	3.9%

As of December 31, 2020, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

2021	$10,703,432
2022	9,545,225
2023	8,141,094
2024	6,865,454
2025	5,775,905
Thereafter	14,164,891

Total lease payments	55,196,001
Less imputed interest	(18,484,783)

Present value of lease liabilities	$36,711,218

(12)	Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $19,000 and $19,500 (or $25,000 and $26,000 if aged 50 years or older) in 2019 and 2020, respectively. No employer matching contributions were made to the defined contribution plan in 2019 and 2020.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen SERP of $9.7 million and $10.8 million are reported in other long-term liabilities in the consolidated balance sheets as of December 31, 2019 and 2020, respectively. The Company contributed $0.4 million and $0.5 million to the SERP in 2019 and 2020, respectively.

The SERP is summarized as follows:

	Year ended December 31,
	2019	2020
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$9,038,825	$9,723,866
Interest cost	340,302	279,778
Actuarial loss	712,728	1,345,943
Benefits paid	(367,989)	(544,261)

Benefit obligation at end of year	$9,723,866	$10,805,326

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	367,989	544,261
Benefits paid	(367,989)	(544,261)

Fair value of plan assets at end of year	$—	$—

Funded status	$(9,723,866)	$(10,805,326)
Unrecognized net actuarial loss	593,326	1,939,269

Cumulative employer contributions in excess of the net periodic pension cost	$(9,130,540)	$(8,866,057)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(493,735)	$(542,110)
Noncurrent liabilities	(9,230,131)	(10,263,216)

Net amount recognized	$(9,723,866)	$(10,805,326)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$593,326	$1,939,269

Total (before tax effects)	$593,326	$1,939,269

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$9,723,866	$10,805,326
Accumulated benefit obligation	$9,723,866	$10,805,326
Weighted-average assumptions for Disclosure
Discount rate	2.95%	2.10%
Mortality table	Pri-2012	Pri-2012 WC
Mortality improvement scale	MP-2019	MP-2020
Net periodic benefit cost
Interest cost	$340,302	$279,778

Net periodic benefit cost	$340,302	$279,778

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$712,728	$1,345,943

Total recognized in other comprehensive income (before tax effects)	$712,728	$1,345,943

Total recognized in net cost and other comprehensive income (before tax effects)	$1,053,030	$1,625,721

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—	$143,362
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—
Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	4.00%	2.95%
Corridor	10.00%	10.00%
Average future working lifetime	6.46	6.48
Mortality table	RP-2014	Pri-2012
Mortality improvement scale	MP-2018	MP-2019
Estimated Future Benefit Payments
2021		$542,110
2022		$545,375
2023		$552,156
2024		$576,377
2025		$603,510
2026-2030		$2,963,215
Contributions
Estimated contributions for 2021		$542,110

(13)	Stockholders’ Equity

The Company has two classes of common stock: Class A common stock and Class B common stock. In the election of directors, the holders of Class A common stock are entitled by class vote, exclusive of other stockholders, to elect two of the Company’s directors, with each Class A share being entitled to one vote. In the election of the other seven directors and all other matters submitted to the stockholders for a vote, the holders of Class A shares and Class B shares shall vote as a single class, with each Class A share being entitled to one vote and each Class B share entitled to ten votes.

From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. The Company paid $0.1 million to repurchase 37,106 shares in 2020.

The Company paid cash dividends of $5.5 million in 2019 and $2.8 million in 2020. However, in response to the COVID-19 pandemic, the board of directors suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(14)	Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2019	2020
Commercial advertising	$224,314,435	$171,830,152
Digital advertising	19,815,489	21,605,742
Other revenue	17,424,190	12,707,967

	$261,554,114	$206,143,861

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

	December 31, 2019	December 31, 2020
Deferred revenue	$3,639,077	$3,732,890

	Year ended December 31,
	2019	2020
Losses on receivables	$557,582	$2,318,987

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

	December 31,	December 31,
	2019	2020
Trade sales receivable	$1,691,295	$956,999
Trade sales payable	2,180,783	892,543

	Year ended December 31,
	2019	2020
Trade sales revenue	$8,710,014	$4,980,829

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2019	429,833	$9.77
Granted	343,518	3.49
Vested	(201,300)	9.03
Forfeited	(95,384)	4.50

Unvested as of December 31, 2019	476,667	4.94
Granted	206,750	2.99
Vested	(130,333)	5.48
Forfeited	(99,583)	3.22

Unvested as of December 31, 2020	453,501	$4.11

A summary of restricted stock activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2019	101,500	$6.42
Vested	(54,000)	5.11
Forfeited	(15,500)	4.07

Unvested as of December 31, 2019	32,000	5.01
Vested	(14,500)	5.14
Forfeited	(5,000)	4.65

Unvested as of December 31, 2020	12,500	$4.84

As of December 31, 2020, there was $1.2 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

(16)	Income Taxes

Income tax expense (benefit) is as follows:

	Year ended December 31,
	2019	2020
Current:
Federal	$6,258,953	$(5,056,987)
State	2,092,750	—

	8,351,703	(5,056,987)
Deferred:
Federal	(1,607,189)	982,431
State	(146,763)	(1,111,436)

	(1,753,952)	(129,005)

	$6,597,751	$(5,185,992)

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income (loss) before taxes as follows:

	Year ended December 31,
	2019	2020
Expected tax expense (benefit)	$4,166,309	$(5,018,846)
State income taxes, net of federal benefit	4,263,192	(878,034)
Tax rate adjustments	290,381	(109,421)
Change in valuation allowance	(3,450,458)	(3,074)
Non-deductible items	1,055,121	535,080
Other	273,206	288,303

	$6,597,751	$(5,185,992)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2020
Deferred tax assets:
Allowance for doubtful accounts	$567,702	$1,330,493
Other assets	(979,560)	(474,351)
Accrued expenses	786,001	765,531
Other long-term liabilities	2,663,792	2,928,717
Stock-based compensation	149,087	138,809
Net operating losses	94,878	1,398,872

Subtotal	3,281,900	6,088,071
Valuation allowance	(311,214)	(308,140)

Total	2,970,686	5,779,931

Deferred tax liabilities:
Prepaid expenses	(91,665)	(85,946)
Property and equipment	(1,827,323)	(4,051,119)
Intangibles	(122,182,694)	(122,556,849)

Total	(124,101,682)	(126,693,914)

Net deferred tax liabilities	$(121,130,996)	$(120,913,983)

As of December 31, 2020, the Company has state net operating losses of $25.2 million, which expire in various years through 2040. The CARES Act, among other things, permits federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The Company intends to carry back federal net operating losses of $24.1 million from 2020 under the CARES Act to recover $5.1 million of federal taxes paid in 2018 and 2019. As of December 31, 2020, the Company has a current federal tax liability of $3.1 million and current state liabilities of $0.3 million due from 2019 (see Note 9).

As of December 31, 2019 and 2020, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2016. In the fourth quarter of 2019, the Internal Revenue Service completed an examination of the Company’s 2015, 2016 and 2017 federal income tax returns that resulted in no changes to the returns.

(17)	Earnings Per Share

Net income (loss) per share calculation information is as follows:

	Year ended December 31,
	2019	2020
Net income (loss) attributable to BBGI stockholders	$13,450,224	$(17,765,922)

Weighted-average shares outstanding:
Basic weighted shares outstanding	27,730,392	28,386,456
Effect of dilutive restricted stock units and restricted stock	47,458	—

Diluted	27,777,850	28,386,456

Net income (loss) per Class A and Class B common share – basic	$0.49	$(0.63)

Net income (loss) per Class A and Class B common share – diluted	$0.48	$(0.63)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method as the addition of shares were anti-dilutive when reporting a net loss. The number of shares excluded were 29,406 for year ended December 31, 2020.

(18)	Related Party Transactions

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. Rental expense was $0.2 million for each of the years ended December 31, 2019 and 2020.

Beasley Family Towers, LLC

The Company leases towers for two radio stations in Tampa, FL from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.2 million and $0.1 million for the years ended December 31, 2019 and 2020, respectively.

The Company leases several towers for one radio station in Boca Raton, FL from BFT. The lease agreement expires on April 30, 2021. Rental expense was $0.1 million for each of the years ended December 31, 2019 and 2020. Lease payments are currently offset by the partial recognition of a deferred gain on sale from the sale of these towers to BFT in 2006, therefore no rental expense was reported for these towers for the years ended December 31, 2019 and 2020.

The Company leases towers for 19 radio stations in various markets from BFT. As of December 28, 2020, all lease agreements had expired. Rental expense was $0.4 million for each of the years ended December 31, 2019 and 2020.

GGB Augusta, LLC

The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on November 1, 2023. Rental expense was approximately $44,000 and $41,000 for the years ended December 31, 2019 and 2020, respectively.

GGB Estero, LLC

The Company leases property for its radio stations in Fort Myers, FL from GGB Estero, LLC which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for each of the years ended December 31, 2019 and 2020.

GGB Las Vegas, LLC

The Company leases property for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC which is controlled by George G. Beasley. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for each of the years ended December 31, 2019 and 2020.

LN2 DB, LLC

On March 25, 2011, the Company contributed $250,000 to Digital PowerRadio, LLC (now LN2 DB, LLC) in exchange for 25,000 units or approximately 20% of the outstanding units. The Company contributed an additional $62,500 on February 14, 2012, $104,167 on July 31, 2012, $104,167 on April 10, 2013, $104,167 on April 4, 2014, $166,667 on April 3, 2015, and $166,667 on May 3, 2016. On February 22, 2017, the Company contributed $150,000 to LN2 DB, LLC in exchange for a note bearing interest at 18% per annum. On June 18, 2018, the note receivable and accrued interest due from LN2 DB, LLC totaling $187,618 was converted to additional equity in LN2 DB, LLC and the Company contributed an additional $150,000. The Company may be called upon to make additional pro rata cash contributions to LN2 DB, LLC in the future. LN2 DB, LLC is managed by Fowler Radio Group, LLC which is partially owned by Mark S. Fowler, an independent director of the Company. In June 2018, George G. Beasley, Caroline Beasley, Bruce Beasley, Brian Beasley and other family members also invested in LN2 DB, LLC under a recapitalization plan. In January 2020, LN2 DB, LLC completed a study of its patents, which concluded that none of them had any significant remaining market value. Therefore, LN2 DB, LLC may decide to dissolve itself in the near future. The Company recorded an impairment loss of $1.3 million for the year ended December 31, 2019.

Wintersrun Communications, LLC

The Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of George G. Beasley and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2025. The lease met the criteria to be recorded as a finance lease, however, based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2019 and 2020.

The Company leased a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2019 and 2020.

Mr. George Beasley

As a condition to entering into the Amendment (see Note 10), George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that could have been drawn by U.S. Bank, National Association in the event that the Company fails to maintain the Minimum Liquidity Amount. The loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering (see Note 10).

(19)	Commitments and Contingencies

The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2020, future minimum payments for the next five years and thereafter are summarized as follows:

2021	$24,621,730
2022	24,469,796
2023	7,457,266
2024	6,750,000
2025	6,750,000
Thereafter	34,775,000

Total	$104,823,792

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

The carrying amount of the Company’s long-term debt, including the term loan, the revolving credit facility, Promissory Note and current installments, as of December 31, 2020 was $263.5 million which approximated fair value based on current market interest rates. The carrying amount of the Company’s long-term debt as of December 31, 2019 was $263.5 million which approximated fair value based on current market interest rates.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2019 and 2020

Column A Description	Column B Balance at Beginning of Period	Column C Charged to Costs and Expenses	Column D Deductions	Column E Balance at End of Period
Year ended December 31, 2019:
Allowance for doubtful accounts (deducted from accounts receivable)	2,010,721	692,460	557,582	2,145,599
Valuation allowance for deferred tax assets	3,760,454	87,665	3,536,905	311,214
Year ended December 31, 2020:
Allowance for doubtful accounts (deducted from accounts receivable)	2,145,599	5,206,423	2,318,987	5,033,035
Valuation allowance for deferred tax assets	311,214	—	3,074	308,140

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this report.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Named Executive Officers” in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2021 (“2021 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.1

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed February 21, 2020).

10.1	Credit Agreement dated November 17, 2017, among the Company, Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 17, 2017).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and George G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.10	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley dated as of June 8, 2017 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.11	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017 (incorporated by reference to Exhibit 10.5 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 12, 2017).

10.12	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

10.13	Incremental Term Loan Amendment to Credit Agreement, dated August 24, 2018, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on August 27, 2018).

10.14	Amendment dated November 1, 2018, to the executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of June 8, 2017. (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2018).

10.15	Amendment No. 2 to Credit Agreement, dated June 30, 2020, to the Credit Agreement, dated November 17, 2017, among Beasley Broadcast Group, Inc., Beasley Mezzanine Holdings, LLC, the other guarantors party thereto, U.S. Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 2, 2020).

10.16	Amendment to executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of August 31, 2020 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 3, 2020).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE G. BEASLEY George G. Beasley	Chairman of the Board	February 19, 2021

/s/ CAROLINE BEASLEY Caroline Beasley	Chief Executive Officer and Director (principal executive officer)	February 19, 2021

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	February 19, 2021

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	February 19, 2021

/s/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 19, 2021

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	February 19, 2021

/s/ PETER A. BORDES Peter A. Bordes	Director	February 19, 2021

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	February 19, 2021

/s/ MARK S. FOWLER Mark S. Fowler	Director	February 19, 2021

/s/ LESLIE V. GODRIDGE Leslie V. Godridge	Director	February 19, 2021