Form 10-Q
period 2021-03-31
BEASLEY BROADCAST GROUP INC
filed 2021-05-07
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Class A Common Stock, $0.001 par value, 12,579,767 Shares Outstanding as of April 30, 2021

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of April 30, 2021

PART II

OTHER INFORMATION

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,759,432	$56,210,605
Accounts receivable, less allowance for doubtful accounts of $5,033,035 in 2020 and $2,465,557 in 2021	47,395,423	36,687,353
Prepaid expenses	2,486,860	3,886,625
Other current assets	6,883,554	5,078,636

Total current assets	77,525,269	101,863,219
Property and equipment, net	53,667,550	52,403,620
Operating lease right-of-use assets	34,419,663	39,604,094
Finance lease right-of-use assets	333,333	330,000
FCC licenses	508,558,355	508,413,913
Goodwill	28,596,547	28,596,547
Other intangibles, net	25,859,192	25,048,873
Other assets	9,654,447	5,838,286

Total assets	$738,614,356	$762,098,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,395,407	$6,580,532
Operating lease liabilities	7,006,194	8,175,982
Finance lease liabilities	70,171	54,573
Other current liabilities	20,988,441	22,835,831

Total current liabilities	40,460,213	37,646,918
Due to related parties	5,621,364	444,727
Long-term debt, net of unamortized debt issuance costs	258,345,380	302,649,259
Operating lease liabilities	29,632,908	33,742,132
Finance lease liabilities	1,945	—
Deferred tax liabilities	120,913,983	118,341,711
Other long-term liabilities	16,536,743	16,534,008

Total liabilities	471,512,536	509,358,755
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,930,765 issued and 12,677,074 outstanding in 2020; 16,104,137 issued and 12,572,267 outstanding in 2021	15,930	16,103
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2020 and 2021	16,662	16,662
Additional paid-in capital	154,004,965	150,035,463
Treasury stock, Class A common stock; 3,253,691 shares in 2020; 3,531,870 shares in 2021	(28,187,857)	(28,972,759)
Retained earnings	143,304,213	133,070,947
Accumulated other comprehensive loss	(1,426,619)	(1,426,619)

Total stockholders’ equity	267,727,294	252,739,797
Noncontrolling interests	(625,474)	—

Total equity	267,101,820	252,739,797

Total liabilities and equity	$738,614,356	$762,098,552

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2020	2021
Net revenue	$57,650,426	$48,212,040

Operating expenses:
Operating expenses (including stock-based compensation of $130,120 in 2020 and $70,931 in 2021 and excluding depreciation and amortization shown separately below)	50,900,477	42,967,871
Corporate expenses (including stock-based compensation of $136,319 in 2020 and $449,870 in 2021)	4,513,092	3,905,289
Other operating expenses	—	1,100,000
Depreciation and amortization	2,576,475	2,951,901
Impairment losses	6,804,412	—
Gain on disposition	—	(191,988)

Total operating expenses	64,794,456	50,733,073

Operating loss	(7,144,030)	(2,521,033)
Non-operating income (expense):
Interest expense	(4,184,811)	(5,778,071)
Loss on extinguishment of long-term debt	—	(4,996,731)
Other income (expense), net	26,425	38,413

Loss before income taxes	(11,302,416)	(13,257,422)
Income tax benefit	(2,417,780)	(2,602,886)

Loss before equity in earnings of unconsolidated affiliates	(8,884,636)	(10,654,536)
Equity in earnings of unconsolidated affiliates, net of tax	(61,527)	(30,105)

Net loss	(8,946,163)	(10,684,641)
Earnings attributable to noncontrolling interest	109,602	129,249

Net loss attributable to BBGI stockholders	$(8,836,561)	(10,555,392)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.32)	$(0.36)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic	27,947,577	29,302,799
Diluted	27,947,577	29,302,799

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities:
Net loss	$(8,946,163)	$(10,684,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	266,439	520,801
Provision for bad debts	1,013,038	(1,472,165)
Depreciation and amortization	2,576,475	2,951,901
Impairment losses	6,804,412	—
Gain on disposition	—	(191,988)
Amortization of loan fees	483,983	411,363
Loss on extinguishment of long-term debt	—	4,996,731
Deferred income taxes	(2,417,780)	(2,602,886)
Equity in earnings of unconsolidated affiliates	61,527	30,105
Change in operating assets and liabilities:
Accounts receivable	6,870,703	12,180,235
Prepaid expenses	(1,148,083)	(1,399,765)
Other assets	(854,721)	1,286,882
Accounts payable	1,481,571	(5,814,875)
Other liabilities	(3,968,917)	1,870,041
Other operating activities	(268,761)	272,268

Net cash provided by operating activities	1,953,723	2,354,007

Cash flows from investing activities:
Capital expenditures	(3,443,430)	(1,029,268)
Proceeds from dispositions	—	362,500
Payments for investments	(750,000)	—

Net cash used in investing activities	(4,193,430)	(666,768)

Cash flows from financing activities:
Issuance of debt	7,500,000	310,000,000
Payments on debt	(4,000,000)	(268,500,000)
Payment of debt issuance costs	—	(7,604,215)
Reduction of finance lease liabilities	(16,205)	(17,543)
Dividends paid	(1,397,183)	—
Purchase of treasury stock	(15,875)	(114,308)

Net cash provided by financing activities	2,070,737	33,763,934

Net increase (decrease) in cash and cash equivalents	(168,970)	35,451,173
Cash and cash equivalents at beginning of period	18,648,171	20,759,432

Cash and cash equivalents at end of period	$18,479,201	$56,210,605

Cash paid for interest	$3,777,582	$1,836,787

Cash paid for income taxes	$115,400	$1,374,403

Supplement disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$—	$4,490,130

Extinguishment of trade sales payable	$—	$934,500

Class A common stock returned to treasury stock	$—	$670,594

Dividends declared but unpaid	$1,398,321	$—

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations; therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

As of December 31, 2020, the financial statements included the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company held an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades as of December 31, 2020. Renegades held an approximately 10% economic interest in Outlaws as of December 31, 2020. On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws is now a wholly owned subsidiary of the Company and the Company no longer holds an economic interest in Renegades therefore the accounts of Renegades are no longer consolidated in the Company’s financial statements subsequent to the date of the exchange. Also, as a result of the exchange, the Company recorded a loss of approximately $3,000 attributable to the difference between the estimated fair value of the economic interest held by Renegades in Outlaws and the carrying amount of the Company’s ownership interest in Renegades in the first quarter of 2021. The Company used a discounted cash flow model with annual revenue growth rates ranging from 5% to 57%, operating margins ranging from (27)% to 67%, and a discount rate of 13.5% to determine the loss.

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

(2) FCC Licenses

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

The Company did not identify any triggering events for impairment during the first quarter of 2021.

Due to the impact of the COVID-19 pandemic on the U.S. economy, the Company tested its FCC licenses for impairment during the first quarter of 2020. As a result of the quantitative impairment test, the Company recorded impairment losses of $6.8 million related to the FCC licenses in its Atlanta, GA, Las Vegas, NV, Middlesex-Monmouth-Morristown, NJ, West Palm Beach-Boca Raton, FL, and Wilmington, DE radio market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry. The fair values were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables, such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue growth rates	(14.1)% - 7.9%
Market revenue shares at maturity	0.6% - 39.0%
Operating income margins at maturity	26.5% - 35.4%
Discount rate	9.5%

On February 3, 2021, the Company completed the sale of WHSR-AM in West Palm Beach-Boca Raton, FL to a third party for $0.4 million. The sale included an FCC translator license with a carrying amount of $0.1 million.

(3) Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2020	2021
Secured notes	$—	$300,000,000
PPP loan	—	10,000,000
Credit facility - term loan	238,000,000	—
Credit facility - revolving credit facility	20,000,000	—
Promissory note	5,500,000	—

	263,500,000	310,000,000
Less unamortized debt issuance costs	(5,154,620)	(7,350,741)

	$258,345,380	$302,649,259

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from Mr. George Beasley (see Note 9) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes. In connection with the issuance of the Notes and the repayment of the credit facility, the Company recorded a loss on extinguishment of long-term debt of $5.0 million during the first quarter of 2021.

On March 1, 2021, the Company entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bears interest at a rate of 1.0% per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which the Company may apply for loan forgiveness pursuant to the PPP. After the deferral period, the Company will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. The Company intends to use the loan for qualifying expenses. However, no assurance can be provided that the Company will apply for or obtain forgiveness of the loan in whole or in part.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller. On June 30, 2020, the Company entered into an amendment to the promissory note applicable to the remaining balance. As amended, the promissory note bore cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. The promissory note had a remaining balance of $5.5 million as of December 31, 2020. As noted above, the amended promissory note was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

(4)	Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2020 and 2021 are as follows:

	Three months ended March 31,
	2020	2021
Beginning balance	$284,471,958	$267,101,820
Stock-based compensation	266,439	520,801
Acquisition of noncontrolling interest	—	(4,490,130)
Purchase of treasury stock	(15,875)	(784,902)
Net loss	(8,946,163)	(10,684,641)
Elimination of noncontrolling interest	—	1,076,849
Cash dividends	(1,398,321)	—

Ending balance	$274,378,038	$252,739,797

(5)	Revenue

Revenue is comprised of the following:

	Three months ended March 31,
	2020	2021
Audio	$50,912,978	$41,729,602
Digital	5,284,025	5,763,728
Other	1,453,423	718,710

	$57,650,426	$48,212,040

The Company recognizes revenue when it satisfies a performance obligation under a contract with an advertiser. The transaction price is allocated to performance obligations based on executed contracts which represent relative standalone selling prices. Payment is generally due within 30 days, although certain advertisers are required to pay in advance. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. The Company has elected to use the practical expedient to expense sales commissions as incurred. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

	December 31, 2020	March 31, 2021
Deferred revenue	$3,732,890	$3,873,046

	Three months ended March 31,
	2020	2021
Losses on receivables	$834,925	$1,095,313

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Audio revenue includes revenue from the sale or trade of aired commercial spots to advertisers directly or through national, regional or local advertising agencies. Each commercial spot is considered a performance obligation. Revenue is recognized when the commercial spots have aired. Trade sales are recorded at the estimated fair value of the goods or services received. If commercial spots are aired before the goods or services are received, then a trade sales receivable is recorded. If goods or services are received before the commercial spots are aired, then a trade sales payable is recorded. Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Such revenue is generally recognized when the concert, promotional event, or talent services are completed.

	December 31, 2020	March 31, 2021
Trade sales receivable	$956,999	$773,667
Trade sales payable	892,543	810,967

	Three months ended March 31,
	2020	2021
Trade sales revenue	$1,968,260	$929,597

Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2021	453,501	$4.11
Granted	135,039	2.72
Vested	(173,372)	2.82
Forfeited	—	—

Unvested as of March 31, 2021	415,168	$3.79

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2021	12,500	$4.84
Vested	—	—
Forfeited	—	—

Unvested as of March 31, 2021	12,500	$4.84

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2021, there was $1.1 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

(7)	Income Taxes

The Company’s effective tax rate was (21)% and (20)% for the three months ended March 31, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(8)	Earnings Per Share

Net loss per share calculation information is as follows:

	Three months ended March 31,
	2020	2021
Net loss attributable to BBGI stockholders	$(8,836,561)	$(10,555,392)

Weighted-average shares outstanding:
Basic weighted shares outstanding	27,947,577	29,302,799
Effect of dilutive restricted stock units and restricted stock	—	—

Diluted	27,947,577	29,302,799

Net loss per Class A and Class B common share – basic and diluted	$(0.32)	$(0.36)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method as the addition of shares were anti-dilutive when reporting a net loss. The number of shares excluded were 48,577 and 32,166 for the three months ended March 31, 2020 and 2021, respectively.

(9)	Related Party Transactions

In June 2020, Mr. George Beasley, the Company’s Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that could have been drawn by U.S. Bank, National Association in the event that the Company failed to maintain a minimum liquidity amount. The loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering (see Note 3).

(10)	Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company’s secured notes, based on available market information as of March 31, 2021, was $300.75 million. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the secured notes. The carrying amount of the Company’s long-term debt as of December 31, 2020 was $263.5 million, which approximated fair value based on current market interest rates.

(11)	Segment Information

Effective January 1, 2021, the Company created a digital division that generates revenue primarily from the sale of digital advertising to customers of the Company’s radio stations and other advertisers throughout the United States. All digital operations are the responsibility of the Company’s Chief Digital Officer who reports to the Company’s Chief Executive Officer (the Company’s chief operating decision maker). As a result, the Company has identified two reportable segments, Audio and Digital. The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s radio stations in the

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. Corporate includes general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive loss. The identification of segments is consistent with how the segments report to and are managed by the Company’s chief operating decision maker.

Reportable segment information for the three months ended March 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$41,729,602	$5,763,728	$718,710	$—	$48,212,040

Operating expenses	34,735,469	7,257,915	974,487	—	42,967,871
Corporate expenses	—	—	—	3,905,289	3,905,289
Other operating expenses	500,000	—	—	600,000	1,100,000
Depreciation and amortization	2,004,377	—	811,903	135,621	2,951,901
Gain on disposition	(191,988)	—	—	—	(191,988)

Operating income (loss)	$4,681,744	$(1,494,187)	$(1,067,680)	$(4,640,910)	$(2,521,033)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$712,945	$—	$2,852	$313,471	$1,029,268
Property and equipment, net	47,515,545	—	24,041	4,864,034	52,403,620
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	2,082,130	—	22,787,080	179,663	25,048,873

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Recent Developments

As of December 31, 2020, the financial statements included the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). We held an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades as of December 31, 2020. Renegades held an approximately 10% economic interest in Outlaws as of December 31, 2020. On March 12, 2021, we entered into an agreement to exchange our ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws is now a wholly owned subsidiary of the Company and we no longer hold an economic interest in Renegades therefore the accounts of Renegades are no longer consolidated in our financial statements subsequent to the date of the exchange. Also, as a result of the exchange, we recorded a loss of approximately $3,000 attributable to the difference between the estimated fair value of the economic interest held by Renegades in Outlaws and the carrying amount of our ownership interest in Renegades in the first quarter of 2021.

On March 1, 2021, we entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bears interest at a rate of 1.0% per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which we may apply for loan forgiveness pursuant to the PPP. After the deferral period, we will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. We intend to use the loan for qualifying expenses. However, no assurance can be provided that we will apply for or obtain forgiveness of the loan in whole or in part.

On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to repay the credit facility, the promissory note, and loan from Mr. George Beasley (see Note 9 to the accompanying financial statements) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•

the effects of the COVID-19 pandemic, including its potential effects on the economic environment and the Company’s results of operations, liquidity and financial condition, and the increased risk of impairments of the Company’s Federal Communications Commission (“FCC”) licenses and/or goodwill, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. We do not intend, and undertake no obligation, to update any forward-looking statement.

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

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our radio market clusters. Seasonal revenue fluctuations are also common in the radio broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our revenues typically are lowest in the first calendar quarter of the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no additional material changes to our critical accounting estimates during the first quarter of 2021.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2020 and 2021, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,		Change
	2020	2021	$	%
Net revenue	$57,650,426	$48,212,040	$(9,438,386)	(16.4)%
Operating expenses	50,900,477	42,967,871	(7,932,606)	(15.6)
Corporate expenses	4,513,092	3,905,289	(607,803)	(13.5)
Impairment losses	6,804,412	—	(6,804,412)	(100.0)
Interest expense	4,184,811	5,778,071	1,593,260	38.1
Loss on extinguishment of long-term debt	—	4,996,731	4,996,731	—
Income tax benefit	(2,417,780)	(2,602,886)	(185,106)	(7.7)
Net loss	(8,946,163)	(10,684,641)	(1,738,478)	(19.4)

Net Revenue. Net revenue decreased $9.4 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Significant factors affecting net revenue included a decrease in audio revenue and other revenue primarily due to the continuing impact of the COVID-19 pandemic, partially offset by an increase in digital revenue.

Operating Expenses. Operating expenses decreased $7.9 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in operating expenses was due to the expense control initiatives implemented in response to the COVID-19 pandemic, including employee headcount reductions implemented in 2020.

Corporate Expenses. Corporate expenses decreased $0.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The primary factor affecting corporate expenses was an allocation of digital expenses from corporate expenses to operating expenses.

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

Interest Expense. Interest expense increased $1.6 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The primary factor affecting interest expense was an increase in long-term debt outstanding and the applicable interest rate.

Loss on Extinguishment of Long-Term Debt. We recorded a loss on extinguishment of long-term debt of $5.0 million during the three months ended March 31, 2021, resulting from the issuance of secured notes on February 2, 2021 and the use of proceeds to repay the credit facility.

Income Tax Benefit. Our effective tax rate was approximately (21)% and (20)% for the three months ended March 31, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended March 31, 2021 was $10.7 million compared to net loss of $8.9 million for the three months ended March 31, 2020 as a result of the factors described above.

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

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from Mr. George Beasley (see Note 9 to the accompanying financial statements) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

PPP loan. On March 1, 2021, we entered into a loan with Synovus Bank for $10.0 million pursuant to the PPP under the CARES Act. The loan bears interest at a rate of 1.0% per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which we may apply for loan forgiveness pursuant to the PPP. After the deferral period, we will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. We intend to use the loan for qualifying expenses. However, no assurance can be provided that we will apply for or obtain forgiveness of the loan in whole or in part.

Credit Facility. As of December 31, 2020, the credit facility consisted of a term loan facility with a remaining balance of $238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of December 31, 2020. The term loan carried interest, based on LIBOR, at 5.25% as of December 31, 2020. As noted above, the credit facility was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

In June 2020, Mr. George Beasley, our Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event we failed to maintain a minimum liquidity amount. As noted above, the loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

On November 14, 2019, we acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller. On June 30, 2020, we entered into an amendment to the promissory note applicable to the remaining balance. As amended, the promissory note bore cash-pay interest at 5% per annum payable quarterly in arrears and additional payment-in-kind interest at 10% per annum. The promissory note had a remaining balance of $5.5 million as of December 31, 2020. As noted above, the promissory note was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid $0.1 million to repurchase 42,883 shares during the three months ended March 31, 2021.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	additional borrowings or notes offerings, to the extent permitted under the Indenture governing our Notes; and

•	additional equity offerings.

We believe we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next twelve months and thereafter. However, poor financial results or unanticipated expenses could give rise to default under the Notes, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Cash Flows. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2020 and 2021 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2020	2021
Net cash provided by operating activities	$1,953,723	$2,354,007
Net cash used in investing activities	(4,193,430)	(666,768)
Net cash provided by financing activities	2,070,737	33,763,934

Net increase (decrease) in cash and cash equivalents	$(168,970)	$35,451,173

Net Cash Provided By Operating Activities. Net cash provided by operating activities increased $0.4 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Significant factors affecting the increase in net cash provided by operating activities included a $1.9 million decrease in cash paid for operating expenses, a $1.9 million decrease in interest payments, and a $0.9 million decrease in cash paid for corporate expenses, partially offset by a $3.1 million decrease in cash receipts from revenue, and a $1.3 million increase in income tax payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2021 included payments of $1.0 million for capital expenditures. Net cash used in investing activities for the same period in 2020 included payments of $3.4 million for capital expenditures and payments of $0.7 million for investments.

Net Cash Provided By Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2021 included proceeds of $300.0 million from the issuance of secured notes and proceeds from the $10.0 million PPP loan, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of the $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the secured notes. Net cash provided by financing activities for the same period in 2020 included proceeds of $7.5 million from borrowings under our revolving credit facility partially offset by credit facility, and promissory note repayments of $4.0 million and payments of $1.4 million for cash dividends.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We currently and from time to time are involved in litigation and are the subject of threats of litigation that are incidental to the conduct of our business. These include indecency claims and related proceedings at the FCC, as well as claims and threatened claims by private third parties. However, we are not a party to any lawsuit or other proceedings, or the subject of any threatened lawsuit or other proceedings, which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

The risk factors affecting our Company are described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risks affecting our Company during the first quarter of 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2021	5,000	$2.07	—	—
February 1 – 28, 2021	—	—	—	—
March 1 – 31, 2021	37,883	2.74	—	—

Total	42,883

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended March 31, 2021 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Indenture, dated as of February 2, 2021, by and among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of Note) (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed February 2, 2021).

10.1	Promissory Note between Beasley Mezzanine Holdings, LLC and Synovus Bank dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed March 5, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 7, 2021	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: May 7, 2021	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)