Form 10-Q
period 2021-06-30
BEASLEY BROADCAST GROUP INC
filed 2021-08-06
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Class A Common Stock, $0.001 par value, 12,602,115 Shares Outstanding as of July 30, 2021
Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 30, 2021

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,759,432	$57,141,091
Accounts receivable, less allowance for doubtful accounts of $5,033,035 in 2020 and $1,556,281 in 2021	47,395,423	44,339,118
Prepaid expenses	2,486,860	4,806,961
Other current assets	6,883,554	8,066,771

Total current assets	77,525,269	114,353,941
Property and equipment, net	53,667,550	51,911,868
Operating lease right-of-use assets	34,419,663	38,238,870
Finance lease right-of-use assets	333,333	326,667
FCC licenses	508,558,355	508,413,913
Goodwill	28,596,547	28,596,547
Other intangibles, net	25,859,192	24,238,554
Other assets	9,654,447	5,783,607

Total assets	$738,614,356	$771,863,967

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,395,407	$6,557,722
Operating lease liabilities	7,006,194	8,447,497
Finance lease liabilities	70,171	37,030
Other current liabilities	20,988,441	34,396,334

Total current liabilities	40,460,213	49,438,583
Due to related parties	5,621,364	420,549
Long-term debt, net of unamortized debt issuance costs	258,345,380	303,029,470
Operating lease liabilities	29,632,908	32,117,096
Finance lease liabilities	1,945	—
Deferred tax liabilities	120,913,983	117,019,777
Other long-term liabilities	16,536,743	16,531,273

Total liabilities	471,512,536	518,556,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,930,765 issued and 12,677,074 outstanding in 2020; 16,141,985 issued and 12,602,115 outstanding in 2021	15,930	16,141
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2020 and 2021	16,662	16,662
Additional paid-in capital	154,004,965	150,437,624
Treasury stock, Class A common stock; 3,253,691 shares in 2020; 3,539,870 shares in 2021	(28,187,857)	(28,995,230)
Retained earnings	143,304,213	133,258,641
Accumulated other comprehensive loss	(1,426,619)	(1,426,619)

Total stockholders’ equity	267,727,294	253,307,219
Noncontrolling interests	(625,474)	—

Total equity	267,101,820	253,307,219

Total liabilities and equity	$738,614,356	$771,863,967

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2020	2021
Net revenue	$30,383,132	$59,574,705

Operating expenses:
Operating expenses (including stock-based compensation of $113,397 in 2020 and $176,349 in 202 1 and excluding depreciation and amortization shown separately below)	41,378,315	48,494,420
Corporate expenses (including stock-based compensation of $85,867 in 2020 and $225,850 in 2021)	3,724,764	3,957,854
Depreciation and amortization	2,886,071	2,850,923
Other operating income , net	—	(1,500,000)

Total operating expenses	47,989,150	53,803,197

Operating income (loss)	(17,606,018)	5,771,508
Non-operating income (expense):
Interest expense	(3,851,660)	(6,865,369)
Loss on modification of long-term debt	(2,798,789)	—
Other income, net	71,691	8,080

Loss before income taxes	(24,184,776)	(1,085,781)
Income tax benefit	(6,041,946)	(1,299,394)

Income (loss) before equity in earnings of unconsolidated affiliates	(18,142,830)	213,613
Equity in earnings of unconsolidated affiliates, net of tax	(24,967)	(25,919)

Net income (loss)	(18,167,797)	187,694
Earnings attributable to noncontrolling interest	432,836	—

Net income (loss) attributable to BBGI stockholders	$(17,734,961)	187,694

Net income (loss) attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.63)	$0.01
Weighted average shares outstanding:
Basic	27,977,113	29,235,009
Diluted	27,977,113	29,324,614

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended June 30,
	2020	2021
Net revenue	$88,033,558	$107,786,745

Operating expenses:
Operating expenses (including stock-based compensation of $243,517 in 2020 and $247,280 in 2021 and excluding depreciation and amortization shown separately below)	92,278,792	91,462,291
Corporate expenses (including stock-based compensation of $222,186 in 2020 and $675,720 in 2021)	8,237,856	7,863,143
Depreciation and amortization	5,462,546	5,802,824
Impairment losses	6,804,412	—
Gain on disposition	—	(191,988)
Other operating income, net	—	(400,000)

Total operating expenses	112,783,606	104,536,270

Operating income (loss)	(24,750,048)	3,250,475
Non-operating income (expense):
Interest expense	(8,036,471)	(12,643,440)
Loss on extinguishment of long-term debt	(2,798,789)	(4,996,731)
Other income, net	98,116	46,493

Loss before income taxes	(35,487,192)	(14,343,203)
Income tax benefit	(8,459,726)	(3,902,280)

Loss before equity in earnings of unconsolidated affiliates	(27,027,466)	(10,440,923)
Equity in earnings of unconsolidated affiliates, net of tax	(86,494)	(56,024)

Net loss	(27,113,960)	(10,496,947)
Earnings attributable to noncontrolling interest	542,438	129,249

Net loss attributable to BBGI stockholders	$(26,571,522)	(10,367,698)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.95)	$(0.35)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic	27,962,345	29,268,717
Diluted	27,962,345	29,268,717

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(27,113,960)	$(10,496,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	465,703	923,000
Provision for bad debts	3,180,444	(1,779,188)
Depreciation and amortization	5,462,546	5,802,824
Impairment losses	6,804,412	—
Gain on disposition	—	(191,988)
Amortization of loan fees	967,966	791,574
Loss on extinguishment of long-term debt	2,798,789	4,996,731
Deferred income taxes	(8,322,642)	(3,902,280)
Equity in earnings of unconsolidated affiliates	86,494	56,024
Change in operating assets and liabilities:
Accounts receivable	21,704,800	4,835,493
Prepaid expenses	(147,897)	(2,320,101)
Other assets	3,398,417	(1,684,017)
Accounts payable	179,507	(5,837,685)
Other liabilities	(2,787,003)	13,446,861
Other operating activities	411,840	208,725

Net cash provided by operating activities	7,089,416	4,849,026

Cash flows from investing activities:
Capital expenditures	(5,955,130)	(2,553,787)
Proceeds from dispositions	—	362,500
Payments for investments	(1,000,000)	—

Net cash used in investing activities	(6,955,130)	(2,191,287)

Cash flows from financing activities:
Issuance of debt	14,000,000	310,000,000
Payments on debt	(4,500,000)	(268,500,000)
Payment of debt issuance costs	(2,581,163)	(7,604,215)
Reduction of finance lease liabilities	(32,410)	(35,086)
Dividends paid	(2,795,504)	—
Purchase of treasury stock	(31,919)	(136,779)

Net cash provided by financing activities	4,059,004	33,723,920

Net increase in cash and cash equivalents	4,193,290	36,381,659
Cash and cash equivalents at beginning of period	18,648,171	20,759,432

Cash and cash equivalents at end of period	$22,841,461	$57,141,091

Cash paid for interest	$7,330,654	$1,837,493

Cash paid for income taxes	$115,400	$1,526,303

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$—	$4,490,130

Extinguishment of trade sales payable	$—	$934,500

Class A common stock returned to treasury stock	$—	$670,594

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements
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
As of December 31, 2020, the financial statements included the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company held an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades as of December 31, 2020. Renegades held an approximately 10% economic interest in Outlaws as of December 31, 2020. On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws is now a wholly owned subsidiary of the Company and the Company no longer holds an economic interest in Renegades
.
Therefore,
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
The Company did not identify any triggering events for impairment during the three or six months ended June 30, 2021.
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

(3)	Long-Term Debt
Long-term debt is comprised of the following:

	December 31,	June 30,
	2020	2021
Secured notes	$—	$300,000,000
PPP loan	—	10,000,000
Credit facility—term loan	238,000,000	—
Credit facility—revolving credit facility	20,000,000	—
Promissory note	5,500,000	—

	263,500,000	310,000,000
Less unamortized debt issuance costs	(5,154,620)	(6,970,530)

	$258,345,380	$303,029,470

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from Mr. George Beasley (see Note

10
) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes. In connection with the issuance of the Notes and the repayment of the credit facility, the Company recorded a loss on extinguishment of long-term debt of $5.0 million during the first quarter of 2021.
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

(4)	Stockholders’ Equity
The changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Beginning balance	$274,378,038	$252,739,797	$284,471,958	$267,101,820
Stock-based compensation	199,264	402,199	465,703	923,000
Acquisition of noncontrolling interest	—	—	—	(4,490,130)
Purchase of treasury stock	(16,044)	(22,471)	(31,919)	(807,373)
Net income (loss)	(18,167,797)	187,694	(27,113,960)	(10,496,947)
Elimination of noncontrolling interest	—	—	—	1,076,849
Cash dividends	—	—	(1,398,321)	—
Noncontrolling interest created in consolidation	667,654	—	667,654	—

Ending balance	$257,061,115	$253,307,219	$257,061,115	$253,307,219

(5)	Revenue
Revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Audio	$25,494,216	$51,215,234	$76,407,194	$92,944,836
Digital	4,066,257	7,983,343	9,350,282	13,747,071
Other	822,659	376,128	2,276,082	1,094,838

	$30,383,132	$59,574,705	$88,033,558	$107,786,745

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

	December 31,	June 30,
	2020	2021
Deferred revenue	$3,732,890	$3,647,634

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended Jun e 30,
	2020	2021	2020	2021
Losses on receivables	$253,553	$602,253	$1,088,478	$1,697,566
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

	December 31,	June 30,
	2020	2021
Trade sales receivable	$956,999	$783,143
Trade sales payable	892,543	756,900

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Trade sales revenue	$575,636	$1,075,325	$2,543,896	$2,004,922
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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant - Date Fair Value
Unvested as of April 1, 2021	415,168	$3.79
Granted	305,232	2.70
Vested	(37,848)	3.80
Forfeited	(5,500)	3.13

Unvested as of June 30, 2021	677,052	$3.30

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of April 1, 2021	12,500	$4.84
Vested	—	—
Forfeited	—	—

Unvested as of June 30, 2021	12,500	$ 4.84

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2021, there was $1.6 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted
under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

(7)	Other Operating Income, Net
Other operating income, net for the three months ended June 30, 2021 includes life insurance proceeds of
 $
3.0
million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling
$
1.5
million that were accrued in accordance with Mr. Beasley’s employment contract. Other operating income, net for the six months ended June 30, 2021 includes the life insurance proceeds of
$
3.0
million, partially offset by the accrued payments of $
1.5
million, payments of $
0.6
million for consulting services related to the COVID-19 pandemic and expenses of $
0.5
million related to the early termination of a programming contract.

(8)	Income Taxes
The Company’s effective tax rate was (25)% and (120)% for the three months ended June 30, 2020 and 2021, respectively, and (24)% and (27)% for the six months ended June 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21
% due to the effect of state income taxes, certain
non-taxable
income, and certain expenses that are not deductible for tax purposes.

(9)	Earnings Per Share
Earnings
per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net income (loss) attributable to BBGI stockholders	$(17,734,961)	$187,694	$(26,571,522)	$(10,367,698)

Weighted-average shares outstanding:
Basic	27,977,113	29,235,009	27,962,345	29,268,717
Effect of dilutive restricted stock units and restricted stock	—	89,605	—	—

Diluted	27,977,113	29,324,614	27,962,345	29,268,717

Net income (loss) attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.63)	$0.01	$(0.95)	$(0.35)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as
the addition
of shares
was anti-dilutive. The Company
exclude
d

34,374
 s
hares
for the three months ended June 30, 2020, and
42,441
shares and
77,908

shares for
the six months ended June 30, 2020 and 2021, respectively.
In addition, the Company also excluded
1,276,596
shares of Class A common stock issued under the amended promissory note on July 8, 2020 as the addition of shares was
anti-dilutive when reporting the net loss for the three and six months ended June 30, 2020.

(10)	Related Party Transactions
In June 2020, Mr. George Beasley, the Company’s
form
e
r

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
The estimated fair value of the Company’s secured notes, based on available market information as of June 30, 2021, was $303.0 million. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the secured notes. The carrying amount of the Company’s long-term debt as of December 31, 2020 was $263.5 million, which approximated fair value based on current market interest rates.

(12)	Segment Information
Effective January 1, 2021, the Company created a digital division that generates revenue primarily from the sale of digital advertising to customers of the Company’s radio stations and other advertisers throughout the United States. All digital operations are the responsibility of the Company’s Chief Digital Officer who reports to the Company’s Chief Executive Officer (the Company’s chief operating decision maker). As a result, the Company has identified two reportable segments, Audio and Digital. The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. Corporate includes general and administrative expenses and certain other income and expense items not allocated to the operating segments.
Non-operating
corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive loss. The identification of segments is consistent with how the segments report to and are managed by the Company’s chief operating decision maker.
Reportable segment information for the three months ended June 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$51,215,234	$7,983,343	$376,128	$—	$59,574,705

Operating expenses	39,715,005	7,910,418	868,997	—	48,494,420
Corporate expenses	—	—	—	3,957,854	3,957,854
Depreciation and amortization	1,911,236	4,142	796,019	139,526	2,850,923
Other operating income	—	—	—	(1,500,000)	(1,500,000)

Operating income (loss)	$9,588,993	$68,783	$(1,288,888)	$(2,597,380)	$5,771,508

Reportable segment information for the six months ended June 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$92,944,836	$13,747,071	$1,094,838	$—	$107,786,745

Operating expenses	74,450,474	15,168,333	1,843,484	—	91,462,291
Corporate expenses	—	—	—	7,863,143	7,863,143
Depreciation and amortization	3,915,613	4,142	1,607,922	275,147	5,802,824
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$14,270,737	$(1,425,404)	$(2,356,568)	$(7,238,290)	$3,250,475

Reportable segment information as of June 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,989,721	$87,432	$2,852	$473,782	$2,553,787
Property and equipment, net	46,920,430	83,290	23,329	4,884,819	51,911,868
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	2,046,118	—	22,012,773	179,663	24,238,554

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
Our critical accounting estimates are described in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2020. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2021.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following summary table presents a comparison of our results of operations for the three months ended June 30, 2020 and 2021, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended June 30,		Change
	2020	2021	$	%
Net revenue	$30,383,132	$59,574,705	$29,191,573	96.1%
Operating expenses	41,378,315	48,494,420	7,116,105	17.2
Corporate expenses	3,724,764	3,957,854	233,090	6.3
Other operating income, net	—	1,500,000	1,500,000	—
Interest expense	3,851,660	6,865,369	3,013,709	78.2
Loss on modification of long-term debt	2,798,789	—	(2,798,789)	(100.0)
Income tax benefit	(6,041,946)	(1,299,394)	4,742,552	78.5
Net income (loss)	(18,167,797)	187,694	18,355,491	101.0
Net Revenue.
Net revenue increased $29.2 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Significant factors affecting net revenue included an increase in audio revenue and digital revenue primarily due to recovery from the
COVID-19
pandemic, partially offset by a decrease in other revenue.

Operating Expenses.
Operating expenses increased $7.1 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Significant factors affecting operating expenses included an increase in audio operating expenses primarily due to recovery from the
COVID-19
pandemic and an increase in digital operating expenses.
Corporate Expenses.
Corporate expenses increased $0.2 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The primary factor affecting corporate expenses was an increase in cash and stock-based compensation partially offset by an allocation of digital expenses from corporate expenses to operating expenses.
Other Operating Income, Net.
Other operating income, net for the three months ended June 30, 2021 includes life insurance proceeds of $3.0 million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were accrued in accordance with Mr. Beasley’s employment contract.
Interest Expense.
Interest expense increased $3.0 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The primary factor affecting interest expense was an increase in long-term debt outstanding and the applicable interest rate.
Loss on Modification of Long-Term Debt.
We recorded a loss on modification of long-term debt of $2.8 million during the three months ended June 30, 2020, resulting from an amendment to our credit agreement.
Income Tax Benefit.
Our effective tax rate was approximately (25)% and (120)% for the three months ended June 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Income (Loss).
Net income for the three months ended June 30, 2021 was $0.2 million compared to net loss of $18.2 million for the three months ended June 30, 2020 as a result of the factors described above.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following summary table presents a comparison of our results of operations for the six months ended June 30, 2020 and 2021, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,		Change
	2020	2021	$	%
Net revenue	$88,033,558	$107,786,745	$19,753,187	22.4%
Operating expenses	92,278,792	91,462,291	(816,501)	(0.9)
Corporate expenses	8,237,856	7,863,143	(374,713)	(4.5)
Impairment losses	6,804,412	—	(6,804,412)	(100.0)
Other operating income, net	—	400,000	400,000	—
Interest expense	8,036,471	12,643,440	4,606,969	57.3
Loss on extinguishment of long-term debt	2,798,789	4,996,731	2,197,942	78.5
Income tax benefit	(8,459,726)	(3,902,280)	4,557,446	53.9
Net loss	(27,113,960)	(10,496,947)	16,617,013	61.3
Net Revenue.
Net revenue increased $19.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Significant factors affecting net revenue included an increase in audio revenue and digital revenue primarily due to recovery from the
COVID-19
pandemic, partially offset by a decrease in other revenue.
Operating Expenses.
Operating expenses decreased $0.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Significant factors affecting operating expenses included a decrease in audio operating expenses and other operating expenses primarily due to the expense control initiatives implemented in response to the
COVID-19
pandemic, including employee headcount reductions implemented in 2020, partially offset by an increase in digital operating expenses.

Corporate Expenses.
Corporate expenses decreased $0.4 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The primary factor affecting corporate expenses was an allocation of digital expenses from corporate expenses to operating expenses partially offset by an increase in cash and stock-based compensation.
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
Other Operating Income, Net.
Other operating income, net for the six months ended June 30, 2021 includes life insurance proceeds of $3.0 million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were accrued in accordance with Mr. Beasley’s employment contract, payments of $0.6 million for consulting services related to the
COVID-19
pandemic and expenses of $0.5 million related to the early termination of a programming contract.
Interest Expense.
Interest expense increased $4.6 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The primary factor affecting interest expense was an increase in long-term debt outstanding and the applicable interest rate.
Loss on Extinguishment of Long-Term Debt.
We recorded a loss on extinguishment of long-term debt of $5.0 million during the six months ended June 30, 2021, resulting from the issuance of secured notes on February 2, 2021 and the use of proceeds to repay the credit facility. We recorded a loss on modification of long-term debt of $2.8 million during the six months ended June 30, 2020, resulting from an amendment to our credit agreement.
Income Tax Benefit.
Our effective tax rate was approximately (24)% and (27)% for the six months ended June 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Loss.
Net loss for the six months ended June 30, 2021 was $10.5 million compared to a net loss of $27.1 million for the six months ended June 30, 2020 as a result of the factors described above.
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
Secured Notes.
On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from Mr. George Beasley (see Note 10 to the accompanying financial statements) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.
PPP loan
. On March 1, 2021, we entered into a loan with Synovus Bank for $10.0 million pursuant to the PPP under the CARES Act. The loan bears interest at a rate of 1.0% per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which we may apply for loan forgiveness pursuant to the PPP. After the deferral period, we will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. We intend to use the loan for qualifying expenses. However, no assurance can be provided that we will apply for or obtain forgiveness of the loan in whole or in part.
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
In June 2020, Mr. George Beasley, our former Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind
interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event we failed to maintain a minimum liquidity amount. As noted above, the loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.
From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid $0.1 million to repurchase 50,883 shares during the six months ended June 30, 2021.
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
Cash Flows
. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2020 and 2021 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2020	2021
Net cash provided by operating activities	$7,089,416	$4,849,026
Net cash used in investing activities	(6,955,130)	(2,191,287)
Net cash provided by financing activities	4,059,004	33,723,920

Net increase in cash and cash equivalents	$4,193,290	$36,381,659

Net Cash Provided By Operating Activities.
 Net cash provided by operating activities decreased $2.2 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Significant factors affecting the decrease in net cash provided by operating activities included a $10.9 million increase in cash paid for operating expenses and a $1.4 million increase in income tax payments, partially offset by a $5.5 million decrease in interest payments, a $3.4 million increase in cash receipts from revenue, and a $0.8 million decrease in cash paid for corporate expenses.
Net Cash Used In Investing Activities.
 Net cash used in investing activities during the six months ended June 30, 2021 included payments of $2.6 million for capital expenditures. Net cash used in investing activities for the same period in 2020 included payments of $6.0 million for capital expenditures and payments of $1.0 million for investments.
Net Cash Provided By Financing Activities.
 Net cash provided by financing activities during the six months ended June 30, 2021 included proceeds of $300.0 million from the issuance of secured notes and proceeds from the $10.0 million PPP loan, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of the $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the secured notes. Net cash provided by financing activities for the same period in 2020 included proceeds of $9.0 million from the issuance of indebtedness under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and promissory note repayments of $4.5 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the amendment to our credit agreement.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risks affecting our Company as previously disclosed in Item 1A, “Risk Factors” of our annual report on Form
10-K
for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Repurchases of Equity Securities
The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2021	3,125	$2.82	—	—
May 1 – 31, 2021	2,000	2.71	—	—
June 1 – 30, 2021	2,875	2.87	—	—

Total	8,000

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended June 30, 2021 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 6, 2021	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 6, 2021	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)