Form 10-Q
period 2021-09-30
BEASLEY BROADCAST GROUP INC
filed 2021-11-05
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standar ds provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐
No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class A Common
Stock, $0.001 par value, 12,600,240 Shares Outstanding as of October 29, 2021
Class
B
 Common
Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 29, 2021

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2020	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,759,432	$48,141,758
Accounts receivable, less allowance for doubtful accounts of $5,033,035 in 2020 and $1,748,483 in 2021	47,395,423	47,197,566
Prepaid expenses	2,486,860	8,741,464
Other current assets	6,883,554	5,156,134

Total current assets	77,525,269	109,236,922
Property and equipment, net	53,667,550	51,037,061
Operating lease right-of-use assets	34,419,663	36,183,469
Finance lease right-of-use assets	333,333	323,333
FCC licenses	508,558,355	508,413,913
Goodwill	28,596,547	28,596,547
Other intangibles, net	25,859,192	23,428,235
Other assets	9,654,447	5,729,459

Total assets	$738,614,356	$762,948,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,395,407	$6,827,616
Operating lease liabilities	7,006,194	8,082,982
Finance lease liabilities	70,171	19,487
Other current liabilities	20,988,441	28,840,426

Total current liabilities	40,460,213	43,770,511
Due to related parties	5,621,364	396,371
Long-term debt, net of unamortized debt issuance costs	258,345,380	303,409,681
Operating lease liabilities	29,632,908	30,405,364
Finance lease liabilities	1,945	—
Deferred tax liabilities	120,913,983	116,505,040
Other long-term liabilities	16,536,743	16,528,538

Total liabilities	471,512,536	511,015,505
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,930,765 issued and 12,677,074 outstanding in 2020; 16,141,985 issued and 12,600,240 outstanding in 2021	15,930	16,141
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2020 and 2021	16,662	16,662
Additional paid-in capital	154,004,965	150,688,962
Treasury stock, Class A common stock; 3,253,691 shares in 2020; 3,541,745 shares in 2021	(28,187,857)	(29,000,030)
Retained earnings	143,304,213	131,638,318
Accumulated other comprehensive loss	(1,426,619)	(1,426,619)

Total stockholders’ equity	267,727,294	251,933,434
Noncontrolling interests	(625,474)	—

Total equity	267,101,820	251,933,434

Total liabilities and equity	$738,614,356	$762,948,939

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,
	2020	2021
Net revenue	$49,649,659	$62,902,935

Operating expenses:
Operating expenses (including stock-based compensation of $103,980 in 2020 and $100,688 in 2021 and excluding depreciation and amortization shown separately below)	41,589,490	51,186,064
Corporate expenses (including stock-based compensation of $124,988 in 2020 and $150,650 in 2021)	3,712,816	3,980,815
Depreciation and amortization	2,912,681	2,843,350
Other operating expense	600,000	—

Total operating expenses	48,814,987	58,010,229

Operating income	834,672	4,892,706
Non-operating income (expense):
Interest expense	(4,544,235)	(7,021,577)
Other income (expense), net	(42,156)	12,186

Loss before income taxes	(3,751,719)	(2,116,685)
Income tax benefit	(1,031,166)	(515,380)

Loss before equity in earnings of unconsolidated affiliates	(2,720,553)	(1,601,305)
Equity in earnings of unconsolidated affiliates, net of tax	(4,221)	(19,018)

Net loss	(2,724,774)	(1,620,323)
Earnings attributable to noncontrolling interest	339,376	—

Net loss attributable to BBGI stockholders	$(2,385,398)	(1,620,323)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.08)	$(0.06)
Weighted average shares outstanding:
Basic	29,154,148	29,254,609
Diluted	29,154,148	29,254,609

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2021
Net revenue	$137,683,217	$170,689,680

Operating expenses:
Operating expenses (including stock-based compensation of $347,497 in 2020 and $347,968 in 2021 and excluding depreciation and amortization shown separately below)	133,868,282	142,648,355
Corporate expenses (including stock-based compensation of $347,174 in 2020 and $826,370 in 2021)	11,950,672	11,843,958
Depreciation and amortization	8,375,227	8,646,174
Impairment losses	6,804,412	—
Gain on disposition	—	(191,988)
Other operating (income) expense, net	600,000	(400,000)

Total operating expenses	161,598,593	162,546,499

Operating income (loss)	(23,915,376)	8,143,181
Non-operating income (expense):
Interest expense	(12,580,706)	(19,665,017)
Loss on extinguishment of long-term debt	(2,798,789)	(4,996,731)
Other income, net	55,960	58,679

Loss before income taxes	(39,238,911)	(16,459,888)
Income tax benefit	(9,490,892)	(4,417,660)

Loss before equity in earnings of unconsolidated affiliates	(29,748,019)	(12,042,228)
Equity in earnings of unconsolidated affiliates, net of tax	(90,715)	(75,042)

Net loss	(29,838,734)	(12,117,270)
Earnings attributable to noncontrolling interest	881,814	129,249

Net loss attributable to BBGI stockholders	$(28,956,920)	(11,988,021)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(1.02)	$(0.41)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic	28,362,512	29,263,963
Diluted	28,362,512	29,263,963

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2021

Cash flows from operating activities:
Net loss	$(29,838,734)	$(12,117,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	694,671	1,174,338
Provision for bad debts	3,432,813	(1,487,150)
Depreciation and amortization	8,375,227	8,646,174
Impairment losses	6,804,412	—
Non-cash interest expens e	290,426	—
Gain on disposition	—	(191,988)
Amortization of loan fees	1,441,634	1,171,785
Loss on extinguishment of long-term debt	2,798,789	4,996,731
Deferred income taxes	(8,972,361)	(4,417,660)
Equity in earnings of unconsolidated affiliates	90,715	75,042
Change in operating assets and liabilities:
Accounts receivable	12,586,295	1,685,007
Prepaid expenses	(1,978,601)	(6,254,604)
Other assets	3,164,693	(1,656,170)
Accounts payable	2,900,129	(5,567,791)
Other liabilities	(1,295,347)	7,796,383
Other operating activities	305,806	170,172

Net cash provided by (used in) operating activities	800,567	(5,977,001)

Cash flows from investing activities:
Capital expenditures	(6,996,619)	(3,704,750)
Proceeds from dispositions	—	362,500
Proceeds from life insurance	—	3,000,000
Payments for investments	(1,000,000)	—

Net cash used in investing activities	(7,996,619)	(342,250)

Cash flows from financing activities:
Issuance of debt	14,000,000	310,000,000
Payments on debt	(4,500,000)	(268,500,000)
Payment of debt issuance costs	(2,581,163)	(7,604,215)
Reduction of finance lease liabilities	(48,615)	(52,629)
Dividends paid	(2,795,504)	—
Purchase of treasury stock	(34,412)	(141,579)

Net cash provided by financing activities	4,040,306	33,701,577

Net increase (decrease) in cash and cash equivalents	(3,155,746)	27,382,326
Cash and cash equivalents at beginning of period	18,648,171	20,759,432

Cash and cash equivalents at end of period	$15,492,425	$48,141,758

Cash paid for interest	$10,871,306	$14,703,825

Cash paid for income taxes	$115,400	$1,526,303

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$—	$4,490,130

Extinguishment of trade sales payable	$—	$934,500

Class A common stock returned to treasury stock	$—	$670,594

Class A common stock issued for debt repayment	$2,250,000	$—

B
EASLEY BROADCAST GROUP, INC.
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
As of December 31, 2020, the financial statements included the accounts of the Company and its wholly owned subsidiaries and its investments in OutlawsXP, Inc. (“Outlaws”) and Renegades Holdings, Inc. (“Renegades”). The Company held an approximately 90% economic interest in Outlaws and an approximately 51% economic interest in Renegades as of December 31, 2020. Renegades held an approximately 10% economic interest in Outlaws as of December 31, 2020. On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws is now a wholly owned subsidiary of the Company and the Company no longer holds an economic interest in Renegades. Therefore, the accounts of Renegades are no longer consolidated in the Company’s financial statements subsequent to the date of the exchange. Also, as a result of the exchange, the Company recorded a loss of approximately $3,000 attributable to the difference between the estimated fair value of the economic interest held by Renegades in Outlaws and the carrying amount of the Company’s ownership interest in Renegades in the first quarter of 2021. The Company used a discounted cash flow model with annual revenue growth rates ranging from 5% to 57%, operating margins ranging from (27)% to 67%, and a discount rate of 13.5% to determine the loss.
The
COVID-19
pandemic continues to create significant uncertainty and disruption in the global economy and financial markets. It is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts, impairment of Federal Communications Commission (“FCC”) licenses and goodwill, and determination of right-of-use
assets. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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
The Company did not identify any triggering events for impairment during the three or nine months ended September 30, 2021.
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
(3) Long-Term Debt
Long-term debt is comprised of the following:

	December 31, 2020	September 30, 2021

Secured notes	$—	$300,000,000
PPP loan	—	10,000,000
Credit facility - term loan	238,000,000	—
Credit facility - revolving credit facility	20,000,000	—
Promissory note	5,500,000	—

	263,500,000	310,000,000
Less unamortized debt issuance costs	(5,154,620)	(6,590,319)

	$258,345,380	$303,409,681

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from Mr. George Beasley (see Note 10) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes. In connection with the issuance of the Notes and the repayment of the credit facility, the Company recorded a loss on extinguishment of long-term debt of $5.0 million during the first quarter of 2021.
On March 1, 2021, the Company entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bears interest at a rate of 1.0%
per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which the Company may apply for loan forgiveness pursuant to the PPP. After the deferral period, the Company will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. On September 16, 2021, the Company submitted an application for forgiveness, however, no assurance can be provided that the Company will obtain forgiveness of the loan in whole or in part.
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
(4) Stockholders’ Equity
The changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

Beginning balance	$257,061,115	$253,307,219	$284,471,958	$267,101,820
Issuance of common stock	2,540,425	—	2,540,425	—
Stock-based compensation	228,968	251,338	694,671	1,174,338
Acquisition of noncontrolling interest	—	—	—	(4,490,130)
Purchase of treasury stock	(2,493)	(4,800)	(34,412)	(812,173)
Net loss	(2,724,774)	(1,620,323)	(29,838,734)	(12,117,270)
Elimination of noncontrolling interest	—	—	—	1,076,849
Cash dividends	—	—	(1,398,321)	—
Noncontrolling interest created in consolidation	—	—	667,654	—

Ending balance	$257,103,241	$251,933,434	$257,103,241	$251,933,434

(5) Revenue
Revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Audio	$44,159,807	$54,043,650	$120,567,001	$146,988,486
Digital	4,994,487	8,318,112	14,344,769	22,065,183
Other	495,365	541,173	2,771,447	1,636,011

	$49,649,659	$62,902,935	$137,683,217	$170,689,680

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

	December 31, 2020	September 30, 2021

Deferred revenue	$3,732,890	$3,247,752

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021

Losses on receivables	$965,864	$99,836	$2,054,342	$1,797,402
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

	December 31, 2020	September 30, 2021

Trade sales receivable	$956,999	$886,223
Trade sales payable	892,543	804,354

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Trade sales revenue	$1,211,223	$1,781,124	$3,755,119	$3,786,046
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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2021	677,052	$3.30
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2021	677,052	$3.30

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2021	12,500	$4.84
Vested	(7,500)	4.90
Forfeited	—	—

Unvested as of September 30, 2021	5,000	$4.75

As of September 30, 2021, there was $1.3 million of total unrecognized compensation cost for restricted stock units and shares of restricted stock granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.
(7) Other Operating (Income) Expense, Net
Other operating income, net for the nine months ended September 30, 2021 includes life insurance proceeds of $3.0 million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were paid in accordance with Mr. Beasley’s employment contract, payments of $0.6 million for consulting services related to the
COVID-19
pandemic and expenses of $0.5 million related to the early termination of a programming contract. Other operating expense for the three and nine months ended September 30, 2020 includes payments of $0.6 million for consulting services related to the
COVID-19
pandemic.
(8) Income Taxes
The Company’s effective tax rate was (27)% and (24)% for the three months ended September 30, 2020 and 2021, respectively, and (24)% and (27)% for the nine months ended September 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
(9) Earnings Per Share
Earnings per share calculation information is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	2021		2020	2021

Net loss attributable to BBGI stockholders	$(2,385,398)		$(1,620,323)	$(28,956,920)	$(11,988,021)

Weighted-average shares outstanding:
Basic	29,154,148		29,254,609	28,362,512	29,263,963
Effect of dilutive restricted stock units and restricted stock	—		—	—	—

Diluted	29,154,148		29,254,609	28,362,512	29,263,963

Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.08)	$	(0.06)	$(1.02)	$(0.41)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded w as
 44,490 and 130,195 for the three months ended September 30, 2020 and 2021, respectively, and 70,245 and 130,589 for the nine months ended September 30, 2020 and 2021, respectively.
(10) Related Party Transactions
In June 2020, Mr. George Beasley, the Company’s former Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind
interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that could have been drawn by U.S. Bank, National Association in the event that the Company failed to maintain a minimum liquidity amount. The loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering (see Note 3).

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) Financial Instruments
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Company’s secured notes, based on available market information as of September 30, 2021, was $306.75 million. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the secured notes. The carrying amount of the Company’s long-term debt as of December 31, 2020 was $263.5 million, which approximated fair value based on current market interest rates.
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
Reportable segment information for the three months ended September 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$54,043,650	$8,318,112	$541,173	$—	$62,902,935

Operating expenses	42,287,054	8,047,207	851,803	—	51,186,064
Corporate expenses	—	—	—	3,980,815	3,980,815
Depreciation and amortization	1,896,729	4,371	796,018	146,232	2,843,350

Operating income (loss)	$9,859,867	$266,534	$(1,106,648)	$(4,127,047)	$4,892,706

Reportable segment information for the nine months ended September 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$146,988,486	$22,065,183	$1,636,011	$—	$170,689,680

Operating expenses	116,737,528	23,215,540	2,695,287	—	142,648,355
Corporate expenses	—	—	—	11,843,958	11,843,958
Depreciation and amortization	5,812,342	8,513	2,403,940	421,379	8,646,174
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$24,130,604	$(1,158,870)	$(3,463,216)	$(11,365,337)	$8,143,181

Reportable segment information as of September 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total

Capital expenditures	$3,098,655	$87,432	$2,852	$515,811	$3,704,750
Property and equipment, net	46,154,908	78,919	22,618	4,780,616	51,037,061
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	2,010,106	—	21,238,466	179,663	23,428,235

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster. Unless the context otherwise requires, all references in this report to “the Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.
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
Our critical accounting estimates are described in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2020. There have been no additional material changes to our critical accounting estimates during the nine months ended September 30, 2021.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following summary table presents a comparison of our results of operations for the three months ended September 30, 2020 and 2021, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended September 30,		Change
	2020	2021	$	%
Net revenue	$49,649,659	$62,902,935	$13,253,276	26.7%
Operating expenses	41,589,490	51,186,064	9,596,574	23.1
Corporate expenses	3,712,816	3,980,815	267,999	7.2
Other operating expense	600,000	—	(600,000)	(100.0)
Interest expense	4,544,235	7,021,577	2,477,342	54.5
Income tax benefit	(1,031,166)	(515,380)	515,786	50.0
Net loss	(2,724,774)	(1,620,323)	1,104,451	40.5

Net Revenue.
Net revenue increased $13.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Significant factors affecting net revenue included an increase in audio revenue and digital revenue primarily due to recovery from the
COVID-19
pandemic that was partially offset by a decrease in political advertising.
Operating Expenses.
Operating expenses increased $9.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Significant factors affecting operating expenses included an increase in audio operating expenses primarily due to recovery from the
COVID-19
pandemic and an increase in digital operating expenses.
Corporate Expenses.
Corporate expenses increased $0.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The primary factors affecting corporate expenses were an increase in cash compensation and contract services partially offset by an allocation of digital expenses from corporate expenses to operating expenses.
Other Operating Expense.
Other operating expense for the three months ended September 30, 2020 includes payments of $0.6 million for consulting services related to the
COVID-19
pandemic.
Interest Expense.
Interest expense increased $2.5 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The primary factors affecting interest expense were an increase in long-term debt outstanding and the applicable interest rate.
Income Tax Benefit.
Our effective tax rate was approximately (27)% and (24)% for the three months ended September 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Loss.
Net loss for the three months ended September 30, 2021 was $1.6 million compared to net loss of $2.7 million for the three months ended September 30, 2020 as a result of the factors described above.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2020 and 2021, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,		Change
	2020	2021	$	%
Net revenue	$137,683,217	$170,689,680	$33,006,463	24.0%
Operating expenses	133,868,282	142,648,355	8,780,073	6.6
Corporate expenses	11,950,672	11,843,958	(106,714)	(0.9)
Impairment losses	6,804,412	—	(6,804,412)	(100.0)
Other operating (income) expense, net	600,000	(400,000)	(1,000,000)	(166.7)
Interest expense	12,580,706	19,665,017	7,084,311	56.3
Loss on extinguishment of long-term debt	2,798,789	4,996,731	2,197,942	78.5
Income tax benefit	(9,490,892)	(4,417,660)	5,073,232	53.5
Net loss	(29,838,734)	(12,117,270)	17,721,464	59.4
Net Revenue.
Net revenue increased $33.0 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Significant factors affecting net revenue included an increase in audio revenue and digital revenue primarily due to recovery from the
COVID-19
pandemic, partially offset by a decrease in political advertising and other revenue.
Operating Expenses.
Operating expenses increased $8.8 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Significant factors affecting operating expenses included an increase in audio operating expenses primarily due to recovery from the
COVID-19
pandemic and an increase in digital operating expenses.
Corporate Expenses.
Corporate expenses decreased $0.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The primary factors affecting corporate expenses were an allocation of digital expenses from corporate expenses to operating expenses partially offset by an increase in cash and stock-based compensation and contract services.

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
Other Operating (Income) Expense, Net.
Other operating income, net for the nine months ended September 30, 2021 includes life insurance proceeds of $3.0 million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were paid in accordance with Mr. Beasley’s employment contract, payments of $0.6 million for consulting services related to the
COVID-19
pandemic and expenses of $0.5 million related to the early termination of a programming contract. Other operating expense for the nine months ended September 30, 2020 includes payments of $0.6 million for consulting services related to the
COVID-19
pandemic.
Interest Expense.
Interest expense increased $7.1 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The primary factors affecting interest expense were an increase in long-term debt outstanding and the applicable interest rate.
Loss on Extinguishment of Long-Term Debt.
We recorded a loss on extinguishment of long-term debt of $5.0 million during the nine months ended September 30, 2021, resulting from the issuance of secured notes on February 2, 2021 and the use of proceeds to repay the credit facility. We recorded a loss on modification of long-term debt of $2.8 million during the nine months ended September 30, 2020, resulting from an amendment to our credit agreement.
Income Tax Benefit.
Our effective tax rate was approximately (24)% and (27)% for the nine months ended September 30, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Loss.
Net loss for the nine months ended September 30, 2021 was $12.1 million compared to net loss of $29.8 million for the nine months ended September 30, 2020 as a result of the factors described above.
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
PPP loan
. On March 1, 2021, we entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bears interest at a rate of 1.0% per annum and matures on March 1, 2026. Principal and interest payments will be deferred, with interest accruing, until after the period in which we may apply for loan forgiveness pursuant to the PPP. After the deferral period, we will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the promissory note. Upon the occurrence of an event of default, Synovus Bank may require immediate repayment of all amounts outstanding under the promissory note. Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for certain qualifying expenses pursuant to the terms and limitations of the PPP. On September 16, 2021, we submitted an application for forgiveness, however, no assurance can be provided that we will obtain forgiveness of the loan in whole or in part.
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
From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid $0.1 million to repurchase 52,758 shares during the nine months ended September 30, 2021.
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
Cash Flows
. The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2020 and 2021 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months ended September 30,
	2020	2021
Net cash provided by (used in) operating activities	$800,567	$(5,977,001)
Net cash used in investing activities	(7,996,619)	(342,250)
Net cash provided by financing activities	4,040,306	33,701,577

Net increase (decrease) in cash and cash equivalents	$(3,155,746)	$27,382,326

Net Cash Provided By (Used In) Operating Activities.
 Net cash used in operating activities increased $6.8 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Significant factors affecting the increase in net cash used in operating activities included a $25.2 million increase in cash paid for operating expenses, a $3.8 million increase in interest payments and a $1.4 million increase in income tax payments, partially offset by a $22.1 million increase in cash receipts from revenue and a $0.6 million decrease in cash paid for corporate expenses.
Net Cash Used In Investing Activities.
 Net cash used in investing activities during the nine months ended September 30, 2021 included payments of $3.7 million for capital expenditures partially offset by proceeds of $3.0 million from life insurance. Net cash used in investing activities for the same period in 2020 included payments of $7.0 million for capital expenditures and payments of $1.0 million for investments.
Net Cash Provided By Financing Activities.
 Net cash provided by financing activities during the nine months ended September 30, 2021 included proceeds of $300.0 million from the issuance of secured notes and proceeds from the $10.0 million PPP loan, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of the $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the secured notes. Net cash provided by financing activities for the same period in 2020 included proceeds of $9.0 million from the issuance of indebtedness under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and promissory note repayments of $4.5 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the amendment to our credit agreement.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Repurchases of Equity Securities
The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2021	—	—	—	—
August 1 – 31, 2021	—	—	—	—
September 1 – 30, 2021	1,875	$2.56	—	—

Total	1,875

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended September 30, 2021 were purchased to fund withholding taxes in connection with the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.2	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.3	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.4	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: November 5, 2021	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: November 5, 2021	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)