Form 10-K
period 2021-12-31
BEASLEY BROADCAST GROUP INC
filed 2022-02-23
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
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
of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the Class A Common Stock held by non-affiliates
of the registrant was $27,017,644 based on the number of shares outstanding as of such date and the closing price of $2.89 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.
Class A Common Stock, $.001 par value, 12,712,457 Shares Outstanding as of February
16
, 2022
Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February
16
, 2022
Documents Incorporated by Reference
Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2022 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our” and similar terms refer to Beasley Broadcast Group, Inc. and its consolidated subsidiaries.

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
Strategy
We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio, digital and esports platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our radio stations in clusters to capture a variety of demographic listener groups, which we believe enhances our radio stations’ appeal to a wide range of advertisers. Current FCC rules and regulations do not permit us to add more AM or FM radio stations to our Augusta, GA and Philadelphia, PA market clusters, or more FM radio stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL radio market clusters.
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
We own the Houston Outlaws, an esports team that competes in the Overwatch League and an esports team that competes in the Rocket League. Ownership of the Houston Outlaws partners us with Blizzard Entertainment and its parent company, Activision Blizzard, a leading global developer and publisher of interactive entertainment content and services.
Competition
The radio broadcasting industry is highly competitive. Our radio stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our radio stations compete for audiences and advertising revenues with other media, including digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement. Competition for advertising revenues also comes directly from competitors such as Amazon, Apple, Facebook and Google.
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
FCC Licenses.
 Radio stations operate pursuant to licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules that, when taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed. The most recent renewal cycle started in June 2019 and will conclude in April 2022. The non-renewal
of one or more of our licenses could have a material adverse effect on our business.
The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 or C.
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
An Order adopted by the FCC to revitalize the AM band implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. AM stations that received an FM translator station license pursuant to one of the windows are required to rebroadcast the paired AM station on the modified FM translator for four years. Several of our AM Stations filed applications during these windows and received licenses for translators. Since translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations. In August 2019, new rules setting out specific procedures to be used to resolve complaints of interference between FM translators and full power stations became effective. Under these rules, full power stations may only bring an interference complaint if they experience interference in an area that is inside the station’s 45 dBu contour.
Rules to allow AM stations to voluntarily convert to
all-digital
operations became effective in 2021.
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
Rules and Regulations Regarding Indecency, Sponsorship ID and EAS Signals.
The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $445,445 per incident and $4,111,796 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.
FCC regulations require a radio station to include an
on-air
announcement that identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In April 2021 the FCC adopted rules that would require radio stations to disclose when foreign governmental entities have paid a station, directly or indirectly, to broadcast programming under a lease time agreement. Radio stations will be required to take certain actions to determine if an entity leasing airtime from it is covered by the new rules. The National Association of Broadcasters has filed an appeal of the new rules and a request that they be stayed pending appeal. Unless the effectiveness of the new rules is stayed by the court considering the appeal, they will become effective upon approval by the Office of Management and Budget.
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
Multiple Ownership Rules.
 The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market, and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple-ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The FCC’s ownership rules that are currently in effect and apply to our broadcast holdings are briefly summarized below.
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
Foreign Ownership Rules.
    The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast licensee may be granted or held by such an entity. In November 2013, the FCC confirmed that it would review situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. In 2016, the FCC adopted streamlined rules and procedures for the filing and review of requests to permit foreigners to own more than 25% of a holding company’s equity. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling
foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. In October 2020, the FCC adopted rules to streamline the timeline for the required review of these requests by Executive Branch agencies and to require licensees to respond to a standardized set of national security and law enforcement questions. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions.
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
Quadrennial Review of Ownership Rules
. The FCC is required to review quadrennially the media ownership rules to modify, repeal, or retain any rules as it determines to be in the public interest. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. The FCC adopted one change that applies to radio stations in “embedded” markets – smaller markets within the boundaries of larger markets. Previously, such stations had to comply with the local radio multiple ownership rules in both the smaller and larger markets. Under the revised rules, such stations could request that application of the rules to the larger market be waived if the larger market does not accurately reflect the competition faced by stations in the embedded market. Several parties filed petitions requesting the FCC to reconsider its August 2016 Order. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership orders issued by the FCC. In an Order adopted in September 2019, the Third Circuit vacated the FCC’s November 2017 Reconsideration Order. The FCC and the intervenors petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, in November 2019, a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules was issued. In April 2021, the Supreme Court in a unanimous decision reinstated the FCC’s 2017 Reconsideration Order which resulted in the elimination of the newspaper-broadcast and radio television cross-ownership rules and changes to the local television ownership rule. In June 2021, the FCC’s Media Bureau issued an Order formally implementing the changes reflected in the November 2017 Reconsideration Order. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. Because of the rule changes implemented as a result of the Supreme Court decision, the Media Bureau asked parties to update the record in the currently pending 2018 quadrennial review.
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
Content Licenses and Royalties.
We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions. Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC LLC (“SESAC”) and Global Music Rights LLC (“GMR”). There is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to Sound Exchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. From time to time, Sound Exchange notifies us that certain calendar years are subject to routine audits of our royalty payments. The results of such audits could result in higher royalty payments for the subject years.
The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. Increased royalty rates could significantly increase our expenses, which could adversely affect our business There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.
Proposed and Recent Changes.
 Congress and the FCC are considering, or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

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

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on the radio;

•	proposals to restrict or prohibit the advertising of online casinos, online sports betting services and fantasy sports services;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations;

•	proposals to limit the tax deductibility of or impose sales tax on advertising expenses by advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and

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
Federal Antitrust Laws.
 The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) or the Department of Justice, may investigate certain acquisitions. In January 2022, they jointly announced an initiative to review and revise federal merger guidelines. The Department of Justice and the FTC have reviewed numerous potential radio acquisitions where an operator proposed to acquire an additional station in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations. We cannot predict the outcome of any specific FTC or Department of Justice investigation or how any revisions to the merger guidelines will impact radio industry mergers and acquisitions. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.
For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.
Regulation of the Internet
Our business is subject to privacy and data protection legislation and regulation. We obtain information from users of our technology platforms, including, without limitation, our websites, web pages, applications, social media pages, and mobile applications (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. We collect personally identifiable information directly from Platform users in several ways, including when a user registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters. We use and share this information for a variety of business purposes, including for analytics, attribution and to manage and execute digital advertising campaigns in a variety of ways.
We are subject to several laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the areas of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Our websites are also subject to regulation relating to acquisition of personal information from children under the age of 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of
Non-Solicited
Pornography and Marketing Act
(“CAN-SPAM”). Additional
federal, state and, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.
HD Radio
The FCC selected
In-Band
On-Channel
technology as the exclusive technology for the introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations.
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
Human Capital Resources
As of February 16, 2022, we had a staff of 811 full-time employees and 349 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year

periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one radio station in Boston. The initial term of the collective bargaining agreement expired on July 16, 2021 however, it automatically renews for successive one-year

periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.
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
Available Information
Our internet address is www.bbgi.com. You may obtain through our website, free of charge, copies of our annual reports on Form
10-K,
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
The
COVID-19
pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. In 2020, we were impacted by deteriorating general economic conditions resulting from the
COVID-19
pandemic that caused a downturn in the advertising industry. The decreased demand for advertising materially negatively impacted our results of operations, liquidity and financial condition. The extent to which the
COVID-19
pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as: the length and severity of the pandemic; any potential resurgence of the pandemic, including from the more transmissible variant strains and the emergence of any new variants of concern; future government regulations and actions in response to the pandemic; the timing, availability, effectiveness and adoption rates of vaccines and treatments; and the overall impact of the
COVID-19
pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
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
In addition, we believe that, for most businesses, advertising is a discretionary business expense, meaning that spending on advertising tends to decline disproportionately during an economic recession or downturn, as compared to other types of business spending.
Further, our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats and the retail cycle. This seasonality causes, and will likely continue to cause, a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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
We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media platforms and companies selling digital advertising. These other media platforms include broadcast and cable television, over-the-top
streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers, podcasts and other forms of advertising. Our radio stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Facebook and Google.
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
Further, advertising revenue may vary from even- to
odd-numbered
years based on the volatility and unpredictability of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years when deferral elections occur, has the potential to create fluctuations in our operating results on a year-to-year
basis. In addition, political advertising revenue is dependent on the level of political advertising expenditures and competitiveness of particular races within each local market.
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
Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services requires significant time and costs. If we cannot continue to develop and improve our advertising products and services, or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected.

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
Ratings for broadcast stations and the amount of traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues. For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues, or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.
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
Such new media and technology has resulted in increased fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have across our business or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.
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
We must comply with extensive FCC regulations and policies regarding the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions, and in certain circumstances, could require us to divest one or more radio stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore, they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air
announcement which identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received, requiring all radio stations to maintain online public inspection files hosted on an FCC database that is easily accessible by members of the public and the FCC, and prohibiting the transmission of EAS codes or simulations thereof in the absence of an actual emergency or authorized test. Moreover, these FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on us.
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
The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $445,445 per incident and $4,111,796 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.
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
The royalties we pay to copyright owners could increase significantly, and proposed legislation could require radio broadcasters to pay royalties to record labels and recording artists.
We pay royalties to copyright owners of musical compositions (typically song composers and publishers) whenever we broadcast or stream musical compositions. These royalties are paid through ASCAP, BMI, SESAC, GMR, and Sound Exchange. The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, legislation has been previously introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.
We depend on selected market clusters of radio stations for a material portion of our net revenue.
The radio stations located in Boston, MA, Detroit, MI and Philadelphia, PA contributed 59.2% of our net revenue in 2021. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our results from operations, cash flows or financial position.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. Credit risk on our receivables is heightened during periods of uncertain economic conditions, and there can be no assurance that our procedures to monitor and limit exposure to credit risk will be effective and enable us to avoid losses, which could have a material adverse effect on our results from operations, cash flows or financial position. We also maintain reserves to cover the uncollectibility of a portion of our accounts receivable however the estimate which is based on current information may differ from actual results.
A future impairment of our FCC licenses and/or goodwill could adversely affect our operating results.
As of December 31, 2021, our FCC licenses and goodwill represented 70% of our total assets. We are required to test our FCC licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses and/or goodwill might be impaired, and we have, from time to time, recorded impairment charges as a result of such tests. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses and/or goodwill might be impaired. If we determine it is more likely than not that our FCC licenses and/or goodwill are impaired, then we are required to perform a quantitative impairment test. The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations and financial condition. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.
We have substantial debt that could have important consequences to you
.
We have debt that is substantial in relation to our equity. As of December 31, 2021, we had long-term debt of $300.0 million and equity of $263.1 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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
Any additional borrowings or note offerings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us, or at all.
Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure, statutory restrictions and restrictions imposed by the Indenture governing our Notes as well as any future agreements.

Due to the impact of the
COVID-19
pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. While we intend to pay a regular quarterly cash dividend, future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of the Indenture governing our Notes, as well as any future agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.
Our corporate offices and several of our radio stations are located in areas that could be affected by hurricanes.
Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and radio stations located in Boca Raton, Fort Myers, and Tampa. These radio stations contributed 13.0% of our net revenue in 2021. Although the 2021 hurricane season did not have a material impact on our operations, our corporate offices and our radio stations located in Florida and other radio stations located along the east coast of the United States have been materially affected by hurricanes in the past and may be materially affected in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.
The failure or destruction of the internet, satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.
We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our station programs and commercials. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events, such as local disasters (accidental or environmental), various acts of terrorism, power outages, cyber-attacks, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences may be disrupted for an undetermined period of time until alternate facilities are engaged and put online. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally, or any large-scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, cyber-attacks, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including the personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business.
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

Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, and, increasingly, technological risks associated with computer system or network failures, viruses or malware, physical or electronic intrusions, and unauthorized access associated with cyber-attacks. We and certain of our third-party vendors have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and attempted denial of service attacks, and future attacks are likely to occur. While no cyber-attack has had a material impact thus far, if successful, these types of attacks could have a material adverse effect on our financial condition, results of operations and cash flows, due to, among other things, the loss of customer data, interruptions to our operations, and damage to our reputation.
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
As part of our strategy, we have pursued, and may continue to pursue, acquisitions of additional radio stations. Radio broadcasting is a rapidly consolidating industry with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. FCC ownership rules limit the number of stations that an entity can own in specific local markets, and in certain markets, we do not have room to acquire additional stations. As a result, our ability to identify and consummate future acquisitions is uncertain.
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
Our success also depends on our ability to integrate acquired businesses and achieve fully the strategic and financial objectives related thereto. The process of integrating acquired radio stations may involve numerous risks, including:

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

The Beasley family controls Beasley Broadcast Group, Inc. and members of the Beasley family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.
The Beasley family, which includes Caroline Beasley, our Chief Executive Officer and a member of our board of directors, Bruce Beasley, our President and a member of our board of directors, and Brian Beasley, our Chief Operating Officer and a member of our board of directors, is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of the Beasley family, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that members of the Beasley family beneficially own represent 94.3% of the total voting power of all classes of our common stock. The Beasley family will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, fourth amended and restated bylaws or applicable law.
Historically, we have entered into certain transactions with members of the Beasley family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions” and Note 17 to the accompanying financial statements.
Future sales by the Beasley family of our Class A common stock could adversely affect its market price.
Members of the Beasley family beneficially own the majority of all outstanding shares of Class B common stock, which is convertible to Class A common stock on a one-for-one
basis. The market for our Class A common stock could change substantially if members of the Beasley family convert their shares of Class B common stock to shares of Class A common stock and then sell large amounts of shares of Class A common stock in the public market.
These sales, or the possibility that these sales may occur, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.
The difficulties associated with any attempt to gain control of our Company may adversely affect the price of our Class A common stock.
Due to their large beneficial ownership of our Class B and Class A common stock, members of the Beasley family control the decision whether any change of control of the Company will occur. Moreover, some provisions of our amended certificate of incorporation, fourth amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review its media ownership rules quadrennially and to modify, repeal or retain any rules as it determines to be in the public interest. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of February 16, 2022, we own or lease property in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	Office space for radio stations	Third-party lease
Augusta, GA	Office space for radio stations	Owned
	Land for office space	Related party lease
Boca Raton, FL	Office space for radio station	Third-party lease

Boston, MA	Office space for radio stations	Third-party lease
Camden, NJ	Office space for radio station	Owned
	Land for office space	Related party lease
Charlotte, NC	Office space for radio stations	Third-party lease
Detroit, MI	Office space for radio stations	Owned
Estero, FL	Office space for radio stations	Related party lease
Fayetteville, NC	Office space for radio stations	Related party lease
Las Vegas, NV	Office space for radio stations	Related party lease
Middlesex, NJ	Office space for radio stations	Owned
Monmouth, NJ	Office space for radio stations	Owned
Morristown, NJ	Office space for radio stations	Owned
Philadelphia, PA	Office space for radio stations	Third-party lease
Tampa, FL	Office space for radio stations	Third-party lease
Wilmington, DE	Office space for radio station	Third party lease
The land for office space in Augusta, GA is leased from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, our Chief Executive Officer and a member of our board of directors, Bruce Beasley, our President and a member of our board of directors, Brian Beasley, our Chief Operating Officer and a member of our board of directors, and other members of the Beasley family.
The land for office space in Camden, NJ and office space in Fayetteville, NC are leased from Beasley Family Towers, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family.
The office space in Estero, FL is leased from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family.
The office space in Las Vegas, NV is leased from GGB Las Vegas, LLC, which is controlled by members of the Beasley family.
In addition, we lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other family members of the Beasley family.
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
Holders
As of February 16, 2022, there were approximately 136 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of holders of Class A common stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.
Dividends
In response to the
COVID-19
pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.
Repurchases of Equity Securities
The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2021	—	—	—	$—
November 1 – 30, 2021	1,250	$ 2.38	—	—
December 1 – 31, 2021	9,460	1.94	—	—

Total	10,710

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year
term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended December 31, 2021 were purchased to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock.
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

COVID-19
Pandemic
The
COVID-19
pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. In 2020, we were impacted by deteriorating general economic conditions resulting from the
COVID-19
pandemic that caused a downturn in the advertising industry. The decreased demand for advertising materially negatively impacted our results of operations, liquidity and financial condition. In 2021, we benefited from a general economic recovery from the
COVID-19
pandemic however the continuing impact of subsequent
COVID-19
variants may result in general economic conditions deteriorating again in the future.
Beginning in March 2020, we implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives continued reducing our expenses throughout the remainder of 2020 and, to a lesser extent, during 2021, and we expect expense reductions to continue into 2022. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of our stockholders.
The extent to which the
COVID-19
pandemic will continue to impact our business and financial results going forward will be dependent on future developments which are uncertain and unpredictable. Accordingly, it is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts and impairment of Federal Communications Commission (“FCC”) licenses and goodwill. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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
Forward-looking statements, by their nature, address matters that are, to different degrees, uncertain. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that the expectations will be attained or that any deviation will not be material. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements.
Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•
the effects of the
COVID-19
pandemic, including its potential effects on the economic environment and the Company’s results of operations, liquidity and financial condition, and the increased risk of impairments of the Company’s FCC licenses and/or goodwill;

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s radio stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its radio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the radio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the radio industry;

•	increases to royalties the Company pays to copyright owners or the adoption of legislation requiring royalties to be paid to record labels and recording artists;

•	the Company’s dependence on selected market clusters of radio stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the potential effects of hurricanes on the Company’s corporate offices and radio stations;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

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
Net Revenue.
Our net revenue is primarily derived from the sale of commercial spots to advertisers directly or through national, regional or local advertising agencies. Revenues are reported at the amount we expect to be entitled to receive under the contract. Local revenue generally consists of commercial advertising sales, digital advertising sales and other sales to advertisers in a radio station’s local market, either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of commercial advertising sales through advertiser agencies. National advertiser agencies generally purchase advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it involves a significant level of estimation uncertainty; and

•	changes in the estimate or different estimates that could have been selected have had or are reasonably likely to have a material impact on our results of operations or financial condition.
Accounts Receivable.
We continually evaluate our ability to collect our accounts receivable. Our ongoing evaluation includes review of specific accounts at our radio stations, the current financial condition of our customers and our historical write-off
experience. This ongoing evaluation requires management judgment, and if we had made different assumptions about these factors, the allowance for doubtful accounts could have been materially different.
Property and Equipment.
We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2021. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.
FCC Licenses.
As of December 31, 2021, FCC licenses with an aggregate carrying amount of $508.4 million represented 67% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. In 2021, we elected to perform the quantitative impairment test for our FCC licenses in all markets. The quantitative impairment test, performed as of November 30, 2021, compares the fair value of our FCC licenses with their carrying amounts. If the carrying amounts of the FCC licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters. We estimate the fair value of our FCC licenses using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables, such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.3% - 13.0%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	8.5%
The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	65.2%
Augusta, GA	6,113,075	98.9
Boston, MA	137,856,160	17.6
Charlotte, NC	56,418,151	31.8
Detroit, MI	29,978,201	27.1
Fayetteville, NC	8,974,679	43.7
Fort Myers-Naples, FL	9,555,146	15.0
Las Vegas, NV	34,689,500	10.3
Middlesex, Monmouth, Morristown, NJ	21,896,900	23.6
Philadelphia, PA	119,674,192	32.6
Tampa-Saint Petersburg, PA	61,787,351	39.2
West Palm Beach-Boca Raton, FL	2,647,458	20.7
Wilmington, DE	17,990,800	7.9
As a result of the quantitative impairment test performed as of November 30, 2021, we did not record any impairment losses related to the FCC license in each of our reporting units. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.
Goodwill.
As of December 31, 2021, goodwill with an aggregate carrying amount of $28.6 million represented 4% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our radio market clusters and esports as our reporting units. We did not identify any triggering events for impairment in 2021.
Leases.
We are required to determine whether a contract is or contains a lease at inception. Our analysis includes whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether we have the right to obtain substantially all of the economic benefits from the use of the identified asset and whether we have the right to direct the use of the identified asset. We calculate the term for each lease agreement to include the noncancellable period specified in the agreement together with: (1) the periods covered by options to extend the lease if we are reasonably certain to exercise that option, (2) the periods covered by an option to terminate if we are reasonably certain not to exercise that option and (3) the period covered by an option to extend (or not terminate) if controlled by the lessor. The assessment of whether we are reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors. These factors are evaluated based on the facts and circumstances at the time we enter a lease agreement. The lease liabilities and the related right-of-use
assets are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. See Note 10 to the accompanying financial statements.
Supplemental Employee Retirement Plan.
The costs and liabilities of the Supplemental Employee Retirement Plan (“SERP”) are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate and mortality rates. The discount rate is based on matching the cash flows of the SERP to the FTSE Pension Discount Curve. The mortality assumptions are based on the mortality tables and mortality improvement scales which are selected based on the most recent study of the Society of Actuaries. The SERP is frozen so future employment does not change the benefit amounts. Actual results will differ from results which are estimated based on assumptions. See Note 11 to the accompanying financial statements.

Recent Accounting Pronouncements
Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.
Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Effective January 1, 2021, we created a digital division that generates revenue primarily from the sale of digital advertising to customers of our radio stations and other advertisers throughout the United States. As a result, we now operate three operating segments (Audio, Digital, esports) and two reportable segments (Audio, Digital). The following summary table presents a comparison of our results of operations for the years ended December 31, 2020 and 2021 with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,		Change
	2020	2021	$	%
Net revenue	$206,143,861	$241,426,308	$35,282,447	17.1%
Operating expenses	182,181,555	199,470,185	17,288,630	9.5
Corporate expenses	15,628,370	16,578,046	949,676	6.1
Impairment losses	8,970,812	—	(8,970,812)	(100.0)
Gain on dispositions	4,439,710	191,988	(4,247,722)	(95.7)
Other operating income, net	3,000,000	400,000	(2,600,000)	(86.7)
Interest expense	16,894,407	26,456,236	9,561,829	56.6
Loss on extinguishment of long-term debt	2,798,789	4,996,731	2,197,942	78.5
Gain on forgiveness of long-term debt	—	10,000,000	10,000,000	—
Income tax benefit	5,185,992	5,321,630	135,638	2.6
Net loss	18,874,156	1,535,094	(17,339,062)	(91.9)
Net Revenue.
Net revenue increased $35.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Significant factors affecting net revenue included an increase in audio revenue and digital revenue primarily due to recovery from the
COVID-19
pandemic, partially offset by a decrease in political advertising and other revenue.
Operating Expenses.
Operating expenses increased $17.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Significant factors affecting operating expenses included an increase in audio operating expenses and digital operating expenses primarily due to recovery from the
COVID-19
pandemic.
Corporate Expenses.
Corporate expenses increased $0.9 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The primary factors affecting corporate expenses were an increase in cash and stock-based compensation and contract services.
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
Other Operating Income, Net.
Other operating income, net for the year ended December 31, 2021 includes life insurance proceeds of $3.0 million related to the death of George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were paid in accordance with Mr. Beasley’s employment contract, payments of $0.6 million for consulting services related to the
COVID-19
pandemic and expenses of $0.5 million related to the early termination of a programming contract. Other operating income, net for the year ended December 31, 2020 includes a legal reduction of $4.0 million in the franchise fee payable to the esports league, partially offset by payments of $1.0 million for consulting services related to the
COVID-19
pandemic.
Interest Expense.
Interest expense increased $9.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The primary factors affecting interest expense were an increase in long-term debt outstanding and the applicable interest rate.
Loss on Extinguishment of Long-Term Debt.
We recorded a loss on extinguishment of long-term debt of $5.0 million during the year ended December 31, 2021, resulting from the issuance of secured notes on February 2, 2021 and the use of proceeds to repay the credit facility. We recorded a loss on modification of long-term debt of $2.8 million during the year ended December 31, 2020, resulting from an amendment to our credit agreement.
Gain on Forgiveness of Long-Term Debt.
We recorded a gain on forgiveness of long-term debt of $10.0 million during the year ended December 31, 2021, resulting from forgiveness of the PPP loan in November 2021, as described in “Liquidity and Capital Resources – PPP Loan” below.
Income Tax Benefit.
Our effective tax rate was approximately (22)% and (79)% for the years ended December 31, 2020 and 2021, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Loss.
Net loss for the year ended December 31, 2021 was $1.5 million compared to net loss of $18.9 million for the year ended December 31, 2020 as a result of the factors described above.
Liquidity and Capital Resources
Overview.
 Our primary sources of liquidity is internally generated cash flow and cash on hand. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our radio towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.
In response to the
COVID-19
pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.
Secured Notes.
On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from George Beasley (see Note 9 to the accompanying financial statements) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.
PPP Loan
. On March 1, 2021, we entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bore interest at a rate of 1.0% per annum and was scheduled to mature on March 1, 2026. Principal and interest payments were deferred, with interest accruing, until after the period in which we were allowed to apply for loan forgiveness pursuant to the PPP. In September 2021, we submitted an application for forgiveness, and, in November 2021, the loan was forgiven in full.
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
In June 2020, George Beasley, our former Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind
interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity in the event we failed to maintain a minimum liquidity amount under the then-existing credit facility. As noted above, the loan from Mr. Beasley was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.
From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid $0.2 million to repurchase 63,468 shares during the year ended December 31, 2021.
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
Off-Balance
Sheet Arrangements.
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Cash Flows
. The following summary table presents a comparison of our cash flows for the years ended December 31, 2020 and 2021 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2020	2021
Net cash provided by (used in) operating activities	$4,214,316	$(1,907,227)
Net cash used in investing activities	(3,845,616)	(1,136,268)
Net cash provided by financing activities	1,742,561	33,662,705

Net increase in cash and cash equivalents	$2,111,261	$30,619,210

Net Cash Provided By (Used In) Operating Activities.
 Net cash used in operating activities was $1.9 million during the year ended December 31, 2021, as compared to net cash provided by operating activities of $4.2 million during the year ended December 31, 2020. Significant factors affecting the $6.1 million increase in net cash used in operating activities included a $33.8 million increase in cash paid for operating expenses, partially offset by a $27.5 million increase in cash receipts from revenue.
Net Cash Used In Investing Activities.
 Net cash used in investing activities during the year ended December 31, 2021 included payments of $4.5 million for capital expenditures, partially offset by proceeds of $3.0 million from life insurance. Net cash used in investing activities for the same period in 2020 included payments of $7.5 million for capital expenditures and payments of $1.0 million for investments, partially offset by proceeds of $4.6 million from dispositions.
Net Cash Provided By Financing Activities.
 Net cash provided by financing activities during the year ended December 31, 2021 included proceeds of $300.0 million from the issuance of the Notes and proceeds from the $10.0 million PPP loan, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of the $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the Notes. Net cash provided by financing activities for the same period in

2020 included proceeds of $9.0 million from borrowings under our revolving credit facility and proceeds from the $5.0 million loan provided by George Beasley, partially offset by credit facility and promissory note repayments of $6.75 million, payments of $2.8 million for cash dividends, and payments of $2.6 million for debt issuance costs related to the amendment to our credit agreement.
Related Party Transactions
Beasley Broadcasting Management, LLC
We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on May 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2021.
Beasley Family Properties, LLC
On September 30, 2021, the office space leased from GGB Estero, LLC for our radio stations in Fort Myers, FL was transferred to Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.1 million for the year ended December 31, 2021.
Beasley Family Towers, LLC
We lease towers for 17 radio stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.8 million for the year ended December 31, 2021.
We lease office space for our radio stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for the year ended December 31, 2021.
GGB Augusta, LLC
We lease land for our radio stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on November 1, 2023. Rental expense was approximately $45,000 for the year ended December 31, 2021.
GGB Estero, LLC
We leased office space for our radio stations in Fort Myers, FL from GGB Estero, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The office space was transferred to Beasley Family Properties, LLC on September 30, 2021. Rental expense was $0.2 million for the year ended December 31, 2021.
GGB Las Vegas, LLC
We lease office space for our radio stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2021.
Wintersrun Communications, LLC
We sold a tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2045. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use
asset is depreciated. Rental expense was $0.1 million for the year ended December 31, 2021.
We lease a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2021.
Loan from George Beasley
In June 2020, George Beasley, our former Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind
interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family

Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0 million in favor of U.S. Bank, National Association for the benefit of the Company as a source of backup liquidity that could have been drawn by U.S. Bank, National Association in the event that the Company failed to maintain a minimum liquidity amount under the then-existing credit facility. The loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering (see Note 9 to the accompanying financial statements).
Inflation
For the years ended December 31, 2020 and 2021, inflation has affected our performance in terms of higher costs for operating expenses, however, the exact impact cannot be reasonably determined.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not required for smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BEASLEY BROADCAST GROUP, INC.

Crowe LLP Independent Member Crowe Global
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.
Naples, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Licenses Impairment Assessment – Radio Reporting Units
As disclosed in Note 5 to the consolidated financial statements, the Company’s consolidated FCC licenses balance was $508.4 million as of December 31, 2021. Management performs an annual impairment test during the fourth quarter of each year which includes a qualitative assessment as to whether it is more likely than not that an FCC license is impaired. In addition, management prepares a qualitative assessment at each quarter end throughout the year. This qualitative assessment requires significant judgment when considering the events and circumstances that may affect the estimated fair value of the FCC licenses. During the fourth quarter of 2021, management elected to bypass the qualitative assessment and perform a quantitative assessment for all reporting units. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its FCC licenses may be impaired, management determines whether an interim test is necessary. FCC licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using the Greenfield method, which is a form of the income approach, assuming a start-up
scenario in which the only assets held by an investor are FCC licenses. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.
We considered auditing the impairment of FCC licenses to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments and assumptions, as well as significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data and the use of valuation specialists.
Our audit procedures related to impairment of FCC licenses included the following:

a.	Evaluated management’s judgements in their assessment of identifying changes in market conditions, events or other changes in circumstances that indicate an impairment of FCC licenses may be present.

b.	Tested the completeness, accuracy, appropriateness of aggregation and relevance of underlying data used in the valuation model based on the Greenfield method.

c.	Evaluated the appropriateness of valuation model used, evaluating certain assumptions applied in the valuation model, and recalculations of the discounted cash flow schedules.

d.
Evaluated the significant assumptions used by management, including normalized market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

e.	Utilized valuation specialists to assist in evaluating certain assumptions applied in the valuation model.
/s/ Crowe LLP
We have served as the Company’s auditor since 2006.
Fort Lauderdale, Florida
February
23
, 2022

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,759,432	$51,378,642
Accounts receivable, less allowance for doubtful accounts of $5,033,035 in 2020 and $1,720,477 in 2021	47,395,423	53,378,437
Prepaid expenses	2,486,860	4,044,056
Other current assets	6,883,554	3,397,418

Total current assets	77,525,269	112,198,553
Property and equipment, net	53,667,550	49,843,166
Operating lease right-of-use assets	34,419,663	34,155,175
Finance lease right-of-use assets	333,333	320,000
FCC licenses	508,558,355	508,413,913
Goodwill	28,596,547	28,596,547
Other intangibles, net	25,859,192	22,697,207
Other assets	9,654,447	5,863,501

Total assets	$738,614,356	$762,088,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,395,407	$6,995,081
Operating lease liabilities	7,006,194	7,693,831
Finance lease liabilities	70,171	1,945
Other current liabilities	20,988,441	29,811,226

Total current liabilities	40,460,213	44,502,083
Due to related parties	5,621,364	372,193
Long-term debt, net of current installments and unamortized debt issuance costs	258,345,380	293,789,892
Operating lease liabilities	29,632,908	28,747,450
Finance lease liabilities	1,945	—
Deferred tax liabilities	120,913,983	115,689,317
Other long-term liabilities	16,536,743	15,904,829

Total liabilities	471,512,536	499,005,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 15,930,765 issued and 12,677,074 outstanding in 2020; 16,249,312 issued and 12,696,857 outstanding in 2021	15,930	16,248
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2020 and 2021	16,662	16,662
Additional paid-in capital	154,004,965	150,896,611
Treasury stock, Class A common stock; 3,253,691 shares in 2020; 3,552,455 shares in 2021	(28,187,857)	(29,021,360)
Retained earnings	143,304,213	142,220,494
Accumulated other comprehensive loss	(1,426,619)	(1,046,357)

Total stockholders’ equity	267,727,294	263,082,298
Noncontrolling interests	(625,474)	—

Total equity	267,101,820	263,082,298

Total liabilities and equity	$738,614,356	$762,088,062

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2021
Net revenue	$206,143,861	$241,426,308

Operating expenses:
Operating expenses (including stock-based compensation of $333,012 in 2020 and $317,938 in 2021 and excluding depreciation and amortization shown separately below)	182,181,555	199,470,185
Corporate expenses (including stock-based compensation of $417,658 in 2020 and $1,065,518 in 2021)	15,628,370	16,578,046
Depreciation and amortization	11,096,937	11,309,995
Impairment losses	8,970,812	—
Gain on dispositions	(4,439,710)	(191,988)
Other operating income, net	(3,000,000)	(400,000)

Total operating expenses	210,437,964	226,766,238

Operating income (loss)	(4,294,103)	14,660,070
Non-operating income (expense):
Interest expense	(16,894,407)	(26,456,236)
Loss on extinguishment of long-term debt	(2,798,789)	(4,996,731)
Gain on forgiveness of long-term debt	—	10,000,000
Other income, net	88,030	68,437

Loss before income taxes	(23,899,269)	(6,724,460)
Income tax benefit	(5,185,992)	(5,321,630)

Loss before equity in earnings of unconsolidated affiliates	(18,713,277)	(1,402,830)
Equity in earnings of unconsolidated affiliates, net of tax	(160,879)	(132,264)

Net loss	(18,874,156)	(1,535,094)
Earnings attributable to noncontrolling interest	1,108,234	129,249

Net loss attributable to BBGI stockholders	(17,765,922)	(1,405,845)
Other comprehensive loss:
Unrecognized actuarial gain (loss) on postretirement plan (net of income tax benefit of $355,662 in 2020 and income tax expense of $140,151 in 2021)	(990,281)	380,262

Comprehensive loss	$(18,756,203)	$(1,025,583)

Net loss attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$(0.63)	$(0.05)
Dividends declared per common share	$0.05	$—
Weighted average shares outstanding:
Basic and diluted	28,386,456	29,263,987
See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock								Accumulated Other Comprehensive Loss
	Class A		Class B		Additional Paid-In Capital	Treasury Stock		Retained Earnings		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances as of January 1, 2020	15,805,432	$15,804	16,662,743	$16,662	$153,254,599	(4,493,181)	$(30,662,332)	$162,350,145	$(436,338)	$(66,582)	$284,471,958
Issuance of common stock	—	—	—	—	—	1,276,596	2,540,426	—	—	—	2,540,426
Stock-based compensation	125,333	126	—	—	750,544	—	—	—	—	—	750,670
Adjustment from related party acquisition	—	—	—	—	(178)	—	—	—	—	—	(178)
Purchase of treasury stock	—	—	—	—	—	(37,106)	(65,951)	—	—	—	(65,951)
Net loss	—	—	—	—	—	—	—	(17,765,921)	—	(1,108,235)	(18,874,156)
Cash dividends, $0.05 per common share	—	—	—	—	—	—	—	(1,398,321)	—	—	(1,398,321)
Other comprehensive loss	—	—	—	—	—	—	—	—	(990,281)	—	(990,281)
Noncontrolling interest created in consolidation	—	—	—	—	—	—	—	118,310	—	549,343	667,653

Balances as of December 31, 2020	15,930,765	15,930	16,662,743	16,662	154,004,965	(3,253,691)	(28,187,857)	143,304,213	(1,426,619)	(625,474)	267,101,820
Stock-based compensation	318,547	318	—	—	1,383,138	—	—	—	—	—	1,383,456
Acquisition of noncontrolling interest	—	—	—	—	(4,490,130)	—	—	—	—	—	(4,490,130)
Adjustment from related party acquisition	—	—	—	—	(1,362)	—	—	—	—	—	(1,362)
Purchase of treasury stock	—	—	—	—	—	(298,764)	(833,503)	—	—	—	(833,503)
Net loss	—	—	—	—	—	—	—	(1,405,845)	—	(129,249)	(1,535,094)
Other comprehensive gain	—	—	—	—	—	—	—	—	380,262	—	380,262
Elimination of noncontrolling interest	—	—	—	—	—	—	—	322,126	—	754,723	1,076,849

Balances as of December 31, 2021	16,249,312	$16,248	16,662,743	$16,662	$150,896,611	(3,552,455)	$(29,021,360)	$142,220,494	$(1,046,357)	$—	$263,082,298

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(18,874,156)	$(1,535,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	750,670	1,383,456
Provision for bad debts	5,206,423	(1,248,394)
Depreciation and amortization	11,096,937	11,309,995
Impairment losses	8,970,812	—
Non-cash interest expense	290,426	—
Gain on dispositions	(4,439,710)	(191,988)
Other operating gain	(4,000,000)	—
Amortization of loan fees	1,915,302	1,551,996
Loss on extinguishment of long-term debt	2,798,789	4,996,731
Gain on forgiveness of long-term debt	—	(10,000,000)
Deferred income taxes	(129,005)	(5,321,630)
Equity in earnings of unconsolidated affiliates	160,879	132,264
Change in operating assets and liabilities:
Accounts receivable	1,975,606	(4,734,620)
Prepaid expenses	1,029,906	(1,557,196)
Other assets	(1,974,787)	(143,084)
Accounts payable	2,071,999	(5,400,326)
Other liabilities	(3,034,217)	8,758,921
Other operating activities	398,442	91,742

Net cash provided by (used in) operating activities	4,214,316	(1,907,227)

Cash flows from investing activities:
Capital expenditures	(7,477,182)	(4,498,768)
Proceeds from dispositions	4,631,566	362,500
Proceeds from life insurance	—	3,000,000
Payments for investments	(1,000,000)	—

Net cash used in investing activities	(3,845,616)	(1,136,268)

Cash flows from financing activities:
Issuance of debt	14,000,000	310,000,000
Payments on debt	(6,750,000)	(268,500,000)
Payment of debt issuance costs	(2,581,163)	(7,604,215)
Reduction of finance lease liabilities	(64,821)	(70,171)
Dividends paid	(2,795,504)	—
Purchase of treasury stock	(65,951)	(162,909)

Net cash provided by financing activities	1,742,561	33,662,705

Net increase in cash and cash equivalents	2,111,261	30,619,210
Cash and cash equivalents at beginning of period	18,648,171	20,759,432

Cash and cash equivalents at end of period	$20,759,432	$51,378,642

Cash paid for interest	$14,439,991	$14,704,713

Cash paid for income taxes	$965,029	$1,526,303

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$—	$4,490,130

Extinguishment of trade sales payable	$—	$934,500

Class A common stock returned to treasury stock	$—	$670,594

Class A common stock issued for debt repayment	$2,250,000	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business
Beasley Broadcast Group, Inc. (the “Company” or “BBGI”) is a multi-platform media company operating two reportable business segments whose primary business is operating radio stations throughout the United States. The Company offers local and national advertisers integrated marketing solutions across audio, digital and event platforms. The Company owns and operates radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. The Company also now operates an esports segment, however, it does not exceed the thresholds for separate disclosure.
COVID-19
The
COVID-19
pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies, and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. In 2020, the Company was impacted by deteriorating general economic conditions resulting from the
COVID-19
pandemic that caused a downturn in the advertising industry. The decreased demand for advertising materially negatively impacted the Company results of operations, liquidity and financial condition. In 2021, the Company benefited from a general economic recovery from the
COVID-19
pandemic however the continuing impact of subsequent
COVID-19
variants may result in general economic conditions deteriorating again in the future.
Beginning in March 2020, the Company implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives continued reducing the Company’s expenses throughout the remainder of 2020 and, to a lesser extent, during 2021, and the Company expects expense reductions to continue into 2022. The Company’s board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.
The extent to which the
COVID-19
pandemic will continue to impact the Company’s business and financial results going forward will be dependent on future developments which are uncertain and unpredictable. Accordingly, it is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts, impairment of Federal Communications Commission (“FCC”) licenses and goodwill, and determination of right-of-use
assets. As a result, many of the Company’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

(2)	Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries, including OutlawsXP, Inc. (“Outlaws”). As of December 31, 2020, the Company held an approximately
90%
economic interest in Outlaws and an approximately
51%
economic interest in Renegades Holdings, Inc. (“Renegades”). On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws became a wholly owned subsidiary of the Company, and the Company no longer holds an economic interest in Renegades. Renegades were included in the financial statements of the Company up to the date of the exchange transaction. Net assets and results of operations for Outlaws and Renegades as of and for the years ended December 31, 2020 and 2021 were not significant. All significant inter-company transactions and balances have been eliminated.
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
FCC Licenses
FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its radio market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2020 and 2021. The weighted-average period before the next renewal of the Company’s FCC licenses is 4.2 years.
Goodwill
Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its radio market clusters and esports as its reporting units.
Other Intangibles
Other intangibles include advertiser relationships and franchise rights, which are amortized over their respective estimated useful lives and brands and other intangibles with indefinite lives which are not amortized. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value.
Investments
Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis, which does not have a readily determinable fair value and therefore is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment. The carrying amount of the investment in QUU was $2.1 million and 2.0 million as of December 31, 2020 and 2021, respectively.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis which approximates the effective interest method. Unamortized debt issuance costs are reported as a direct deduction from the carrying amount of the related debt.
Leases
The Company determines whether a contract is or contains a lease at inception. The term for each lease agreement begins on the commencement date and includes the noncancelable period specified in the agreement together with: (1) the periods covered by options to extend the lease if the Company is reasonably certain to exercise that option, (2) the periods covered by an option to terminate if the Company is reasonably certain not to exercise that option and (3) the period covered by an option to extend (or not terminate) if controlled by the lessor. The lease liabilities and the related right-of
use assets are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”). IBR is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss, including unrecognized net actuarial gains and losses related to the SERP.
Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders of the Company by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted net loss per share reflects the potential dilution that could occur if stock options, restricted stock or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive. When reporting a net loss, the effect of restrictive stock units and restricted stock is excluded under the treasury stock method as the addition of shares would be anti-dilutive.

Concentrations of Risk
Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.
The radio stations located in Boston, MA, Detroit, MI and Philadelphia, PA collectively contributed 59.2% of the Company’s net revenue in 2021. The radio stations located in Boston, MA, Detroit, MI, Philadelphia, PA and Tampa-Saint Petersburg, FL collectively contributed 66.3% of the Company’s net revenue in 2020.
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
Segments
The Company currently operates three operating segments (Audio, Digital, esports) and two reportable segments (Audio, Digital). The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). Operating results are reported to the Chief Operating Decision Maker on a statement of operations, which includes net revenue, operating expenses, impairment losses, gains and losses on dispositions and depreciation and amortization. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments.

(3)	Acquisitions and Dispositions
On January 28, 2022, the Company entered into an agreement to sell substantially all of the assets used in the operations of
WWNN-AM
in Boca Raton, FL to a third party for $1.25 million in cash. The sale, which is subject to approval by the FCC and other customary closing conditions, is expected to close during the second or third quarter of 2022. If the sale is completed, the Company will recognize a loss on disposition of approximately $1.5 million.
On December 31, 2020, the Company completed the sale of certain land in Charlotte, NC to a third party for $4.65 million. As a result of the sale, the Company recorded a gain of $4.4 million in the fourth quarter of 2020.

(4)	Property and Equipment
Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2020	2021
Land	$13,342,547	$13,342,547	—
Buildings and improvements	30,416,904	31,716,052	15-30
Broadcast equipment	33,212,926	33,053,234	5-15
Transportation equipment	2,269,019	2,294,487	5
Office equipment	6,907,944	7,735,270	5-10
Construction in progress	2,610,137	2,878,319	—

	88,759,477	91,019,909
Less accumulated depreciation and amortization	(35,091,927)	(41,176,743)

	$53,667,550	$49,843,166

The Company recorded depreciation expense of $7.4 million and $8.0 million for the years ended December 31, 2020 and 2021, respectively.

(5)	FCC Licenses
Changes in the carrying amount of FCC licenses for the years ended December 31, 2020 and 2021 are as follows:

Balance as of January 1, 2020	$517,529,167
Impairment losses	(8,970,812)

Balance as of December 31, 2020	508,558,355
Disposition	(144,442)

Balance as of December 31, 2021	$508,413,913

The Company performed its annual impairment test for its FCC licenses as of November 30, 2021 and did not record
any impairment losses related to the FCC licenses in each of its reporting units.
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

(6)	Other Intangibles
Other intangibles as of December 31, 2021 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$1,464,000	$(454,731)	$1,009,269	11
Franchise rights	25,149,300	(5,072,849)	20,076,451	10

	26,613,300	(5,527,580)	21,085,720
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$28,224,787	$(5,527,580)	$22,697,207

Other intangibles as of December 31, 2020 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$1,721,600	$(568,282)	$1,153,318	6-11
Franchise rights	25,149,300	(2,557,921)	22,591,379	10
Sponsorship base	1,164,600	(661,592)	503,008	2

	28,035,500	(3,787,795)	24,247,705
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$29,646,987	$(3,787,795)	$25,859,192

The Company recorded amortization expense of $3.5 million and $3.2 million for the years ended December 31, 2020 and 2021, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2022	$2,648,020
2023	2,648,020
2024	2,648,020
2025	2,648,020
2026	2,648,020
Thereafter	7,845,620

Total	$21,085,720

(7)	Other Assets
On March 1, 2019, the Company (i) issued 235,296 shares of Class A common stock with a fair value of $1.0 million, (ii) agreed to provide $1.0 million of media advertising over a three year period, and (iii) contributed $2.5 million in cash for an aggregate investment of $4.5 million in Renegades, an esports organization, in exchange for 3,750,000 shares. The Company acquired an additional 416,666 shares in the third quarter of 2019 for $0.5 million in cash. In January 2020, the Company acquired an additional 833,334 shares for an aggregate of $1.0 million in cash. As a result of the additional investment in January 2020, the Company obtained control of Renegades and consolidated the accounts of Renegades in the accompanying financial statements as of and for the year ended December 31, 2020. On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws is now a wholly owned subsidiary of the Company, and the Company no longer holds an economic interest in Renegades. Therefore, the accounts of Renegades are no longer consolidated in the Company’s financial statements subsequent to the date of the exchange. Also, as a result of the exchange, the Company recorded a loss of approximately $3,000 attributable to the difference between the estimated fair value of the economic interest held by Renegades in Outlaws and the carrying amount of the Company’s ownership interest in Renegades in the first quarter of 2021. The Company used a discounted cash flow model with annual revenue growth rates ranging from 5% to 57%, operating margins ranging from (27)% to 67%, and a discount rate of 13.5% to determine the loss.

(8)	Other Current Liabilities
Other current liabilities are comprised of the following:

	December 31,
	2020	2021
Accrued interest	$37,152	$10,781,250
Accrued payroll expenses	5,677,375	7,066,169
Deferred revenue	3,732,890	3,085,370
Trade sales payable	892,543	614,467
Income taxes payable	3,481,710	—
Other accrued expenses	7,166,771	8,263,970

	$20,988,441	$29,811,226

(9)	Long-Term Debt
Long-term debt is comprised of the following:

	December 31, 2020	December 31, 2021
Secured notes	$—	$300,000,000
Credit facility - term loan	238,000,000	—
Credit facility - revolving credit facility	20,000,000	—
Promissory note	5,500,000	—

	263,500,000	300,000,000
Less unamortized debt issuance costs	(5,154,620)	(6,210,108)

	$258,345,380	$293,789,892

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to repay the credit facility, the promissory note, and a loan from George Beasley (see Note 1
7
) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes. In connection with the issuance of the Notes and the repayment of the credit facility, the Company recorded a loss on extinguishment of long-term debt of $5.0 million during the first quarter of 2021.
On March 1, 2021, the Company entered into a loan with Synovus Bank for $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bore interest at a rate of 1.0% per annum and was scheduled to mature on March 1, 2026. Principal and interest payments were deferred, with interest accruing, until after the period in which the Company was allowed to apply for loan forgiveness pursuant to the PPP. In September 2021, the Company submitted an application for forgiveness, and, in November 2021, the loan was forgiven in full.
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

(10)	Leases
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
The following table summarizes lease information:

	Year ended December 31,
	2020	2021
Lease cost
Operating lease cost	$10,441,532	$11,104,313
Finance lease cost:
Amortization of right-of-use asset	13,333	13,334
Interest on lease liability	5,371	2,829
Short-term lease cost	28,800	29,100

Total lease cost	$10,489,036	$11,149,576

Other information
Operating cash flows from operating leases	$10,775,742	$11,272,752
Operating cash flows from finance lease	5,371	2,829
Financing cash flows from finance lease	64,821	70,171
Right-of-use assets obtained in exchange for new operating lease liabilities	1,823,807	8,220,577
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

December 31, 2021
Weighted-average remaining lease term – operating leases	5.3 years
Weighted-average remaining lease term – finance lease	24.0 years
Weighted-average discount rate – operating leases	8.1%
Weighted-average discount rate – finance lease	3.9%
As of December 31, 2021, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

2022	$10,348,839
2023	8,938,966
2024	7,689,531
2025	6,615,613
2026	4,039,083
Thereafter	10,508,875

Total lease payments	48,140,907
Less imputed interest	(11,697,681)

Present value of lease liabilities	$36,443,226

(11)	Employee Benefit Plans
Defined Contribution Plan
The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $19,500 (or $26,000 if aged 50 years or older) in 2020 and 2021. No employer matching contributions were made to the defined contribution plan in 2020 and 2021.
Supplemental Employee Retirement Plan
The benefit obligations related to the frozen SERP of $10.8 million and $10.2 million are reported in other long-term liabilities in the consolidated balance sheets as of December 31, 2020 and 2021, respectively. The Company contributed $0.5 million to the SERP in 2020 and 2021.

The SERP is summarized as follows:

	Year ended December 31,
	2020	2021
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$9,723,866	$10,805,326
Interest cost	279,778	222,849
Actuarial (gain) loss	1,345,943	(348,736)
Benefits paid	(544,261)	(491,622)

Benefit obligation at end of year	$10,805,326	$10,187,817

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	544,261	491,622
Benefits paid	(544,261)	(491,622)

Fair value of plan assets at end of year	$—	$—

Funded status	$(10,805,326)	$(10,187,817)
Unrecognized net actuarial loss	1,939,269	1,418,856

Cumulative employer contributions in excess of the net periodic pension cost	$(8,866,057)	$(8,768,961)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(542,110)	$(545,575)
Noncurrent liabilities	(10,263,216)	(9,642,242)

Net amount recognized	$(10,805,326)	$(10,187,817)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$1,939,269	$1,418,856

Total (before tax effects)	$1,939,269	$1,418,856

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$10,805,326	$10,187,817
Accumulated benefit obligation	$10,805,326	$10,187,817

Weighted-average assumptions for Disclosure
Discount rate	2.10%	2.50%
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2020	MP-2021

Net periodic benefit cost
Interest cost	$279,778	$222,849
Recognized net actuarial (gain) loss	—	171,677

Net periodic benefit cost	$279,778	$394,526

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$1,345,943	$(348,736)
Recognized net actuarial (gain) loss	—	(171,677)
Total recognized in other comprehensive income (before tax effects)	$1,345,943	$(520,413)
Total recognized in net cost and other comprehensive income (before tax effects)	$1,625,721	$(125,887)

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$143,362	$81,151
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	2.95%	2.10%
Corridor	10.00%	10.00%
Average future working lifetime	6.48	5.43
Mortality table	Pri-2012	Pri-2012 WC
Mortality improvement scale	MP-2019	MP-2020

Estimated Future Benefit Payments
2022	$545,575
2023	$552,644
2024	$584,237
2025	$607,016
2026	$607,137
2027-2031	$2,966,661

Contributions
Estimated contributions for 2022	$545,575

(12)	Stockholders’ Equity
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
From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. The Company paid $0.2 million to repurchase 63,468 shares in 2021.
The Company paid cash dividends of $2.8 million in 2020. However, in response to the
COVID-19
pandemic, the board of directors suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(13)	Revenue
Revenue is comprised of the following:

	Year ended December 31,
	2020	2021
Audio	$181,034,169	$206,460,883
Digital	21,605,742	32,743,850
Other	3,503,950	2,221,575

	$206,143,861	$241,426,308

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

	December 31, 2020	December 31, 2021
Deferred revenue	$3,732,890	$3,085,370

	Year ended December 31,
	2020	2021
Losses on receivables	$2,318,987	$2,064,164
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

	December 31,	December 31,
	2020	2021
Trade sales receivable	$956,999	$881,885
Trade sales payable	892,543	614,467

	Year ended December 31,
	2020	2021
Trade sales revenue	$4,980,829	$6,089,517
Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content, except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month.

(14)	Stock-Based Compensation
The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”) permits the Company to issue up to 7.5 million shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive restricted stock units, shares of restricted stock, stock options or other stock-based awards. The restricted stock units that have been granted under the 2007 Plan generally vest over one to five years of service.
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2020	476,667	$4.94
Granted	206,750	2.99
Vested	(130,333)	5.48
Forfeited	(99,583)	3.22

Unvested as of December 31, 2020	453,501	4.11
Granted	925,271	2.34
Vested	(318,547)	3.12
Forfeited	(119,391)	2.16

Unvested as of December 31, 2021	940,834	$2.77

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2020	32,000	$5.01
Vested	(14,500)	5.14
Forfeited	(5,000)	4.65

Unvested as of December 31, 2020	12,500	4.84
Vested	(12,500)	4.84

Unvested as of December 31, 2021	—	$—

As of December 31, 2021, there was $1.8 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(15)	Income Taxes
Income tax benefit is as follows:

	Year ended December 31,
	2020	2021
Current:
Federal	$(5,056,987)	$—
State	—	—

	(5,056,987)	—
Deferred:
Federal	982,431	(3,040,141)
State	(1,111,436)	(2,281,489)

	(129,005)	(5,321,630)

	$(5,185,992)	$(5,321,630)

Income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes as follows:

	Year ended December 31,
	2020	2021
Expected tax benefit	$(5,018,846)	$(1,412,137)
State income taxes, net of federal benefit	(878,034)	(353,270)
Tax rate adjustments	(109,421)	(822,982)
Change in valuation allowance	(3,074)	(3,097)
Non-deductible items	535,080	837,045
Non-taxable items	—	(3,412,500)
Other	288,303	(154,689)

	$(5,185,992)	$(5,321,630)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2021
Deferred tax assets:
Allowance for doubtful accounts	$1,330,493	$451,685
Other assets	(474,351)	274,357
Operating lease liabilities	765,531	759,130
Other long-term liabilities	2,928,717	2,743,597
Stock-based compensation	138,809	223,960
Interest expense limitation	—	5,097,723
Net operating losses	1,398,872	3,221,884

Subtotal	6,088,071	12,772,336
Valuation allowance	(308,140)	(305,043)

Total	5,779,931	12,467,293

Deferred tax liabilities:
Prepaid expenses	(85,946)	(465,976)
Property and equipment	(4,051,119)	(3,308,562)
Intangibles	(122,556,849)	(124,382,072)

Total	(126,693,914)	(128,156,610)

Net deferred tax liabilities	$(120,913,983)	$(115,689,317)

As of December 31, 2021, the Company has federal net operating losses of $6.9 million and state net operating losses of $32.0 million. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.
As of December 31, 2020 and 2021, the Company does not have any material unrecognized tax benefits and accordingly, has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2017.

(16)	Loss Per Share
Net loss per share calculation information is as follows:

	Year ended December 31,
	2020	2021
Net loss attributable to BBGI stockholders	$(17,765,922)	$(1,405,845)

Weighted-average shares outstanding:
Basic	28,386,456	29,263,987
Effect of dilutive restricted stock units and restricted stock	—	—

Diluted	28,386,456	29,263,987

Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.63)	$(0.05)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 29,406 and 229,777 for the years ended December 31, 2020 and 2021, respectively.

(17)	Related Party Transactions
Beasley Broadcasting Management, LLC
The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on May 31, 2023. Rental expense was
$0.2 million for each of the years ended December 31, 2020 and 2021.
Beasley Family Properties, LLC
On September 30, 2021, the office space leased by the Company from GGB Estero, LLC for its radio stations in Fort Myers, FL was transferred to Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.1 million for the year ended December 31, 2021.
Beasley Family Towers, LLC
The Company leases towers for 17 radio stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the
Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.6 million and $0.8 million for the years ended December 31, 2020 and 2021, respectively.
The Company leases office space for its radio stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $22,000 and $0.1 million for the years ended December 31, 2020 and 2021, respectively.
GGB Augusta, LLC
The Company leases land for its radio stations in Augusta, GA from GGB Augusta, LLC
,
which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on November 1, 2023. Rental expense was approximately $41,000 and $45,000 for the years ended December 31, 2020 and 2021, respectively.
GGB Estero, LLC
The Company leases office space for its radio stations in Fort Myers, FL from GGB Estero, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The office space was transferred to Beasley Family Properties, LLC on September 30, 2021. Rental expense was $0.2 million for each of the years ended December 31, 2020 and 2021.

GGB Las Vegas, LLC
The Company leases office space for its radio stations in Las Vegas, NV from GGB Las Vegas, LLC
,
which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for each of the years ended December 31, 2020 and 2021.
Wintersrun Communications, LLC
The Company sold the tower for one radio station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2045. The lease met the criteria to be recorded as a finance lease, however, based on the terms of the lease agreement, the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2020 and 2021.
The Company leases a tower for one radio station in Augusta, GA from Wintersrun. The lease agreement expires on October 16, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2020 and 2021.
Loan from George Beasley
In June 2020, George Beasley, the Company’s former Chairman, provided a $5.0 million loan to the Company that accrued payment-in-kind interest at 6% per annum with no cash payments due until the loan’s maturity in December 2023. Mr. Beasley and GGB Family Limited Partnership also each entered into standby letters of credit in combined aggregate face amount of $5.0
million in favor of U.S. Bank, National Association for the    benefit of the Company as a source of backup liquidity that could have been drawn by U.S. Bank, National Association in the event that the Company failed to maintain a minimum liquidity amount under the then-existing credit facility. The loan was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering (see Note 9).

(18)	Commitments and Contingencies
The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2021, future minimum payments for the next five years and thereafter are summarized as follows:

2022	$25,196,464
2023	8,077,267
2024	7,380,000
2025	7,390,000
2026	7,400,000
Thereafter	28,025,000

Total	$83,468,731

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(19)	Financial Instruments
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Company’s Notes, based on available market information as of December 31, 2021, was $295.9 million. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes. The carrying amount of the Company’s long-term debt as of December 31, 2020 was $263.5 million, which approximated fair value based on current market interest rates.

(20)	Segment Information
Effective January 1, 2021, the Company created a digital division that generates revenue primarily from the sale of digital advertising to customers of the Company’s radio stations and other advertisers throughout the United States. All digital operations are the responsibility of the Company’s Chief Digital Officer, who reports to the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). As a result, the Company has identified two reportable segments, Audio and Digital. The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, West Palm Beach-Boca Raton, FL, and Wilmington, DE. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Operating Decision Maker.

Reportable segment information for the year ended December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$206,460,883	$32,743,850	$2,221,575	$—	$241,426,308

Operating expenses	163,639,369	32,355,572	3,475,244	—	199,470,185
Corporate expenses	—	—	—	16,578,046	16,578,046
Depreciation and amortization	7,514,406	12,885	3,148,595	634,109	11,309,995
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$34,999,096	$375,393	$(4,402,264)	$(16,312,155)	$14,660,070

Reportable segment information as of December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$4,409,592	$87,432	$2,852	$(1,108)	$4,498,768
Property and equipment, net	45,696,008	74,547	21,644	4,050,967	49,843,166
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,974,093	—	20,543,451	179,663	22,697,207

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020 and 2021

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2020:
Allowance for doubtful accounts (deducted from accounts receivable)	2,145,599	5,206,423	2,318,987	5,033,035
Valuation allowance for deferred tax assets	311,214	—	3,074	308,140
Year ended December 31, 2021:
Allowance for doubtful accounts (deducted from accounts receivable)	5,033,035	(1,248,394)	2,064,164	1,720,477
Valuation allowance for deferred tax assets	308,140	—	3,097	305,043

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
Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report.
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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2022 (“2022 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2022 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in our 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2022 Proxy Statement.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

3.1	Amended and restated certificate of incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 25, 2012).

3.2	Fourth amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed January 25, 2018).

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed February 21, 2020).

4.2	Indenture, dated as of February 2, 2021, by and among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of Note) (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed February 2, 2021).

10.1	Promissory Note between Beasley Mezzanine Holdings, LLC and Synovus Bank dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed March 5, 2021).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.10	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.11	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B EASLEY B ROADCAST G ROUP , I NC .

By:	/s/ C AROLINE B EASLEY
Caroline Beasley Chief Executive Officer

Date:	February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C AROLINE B EASLEY Caroline Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2022

/s/ B RUCE G. B EASLEY Bruce G. Beasley	President and Director	February 23, 2022

/s/ B RIAN E. B EASLEY Brian E. Beasley	Chief Operating Officer and Director	February 23, 2022

/s/ M ARIE T EDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 23, 2022

/s/ A LLEN B. S HAW Allen B. Shaw	Vice-Chairman of the Board	February 23, 2022

/s/ P ETER A. B ORDES Peter A. Bordes	Director	February 23, 2022

/s/ M ICHAEL J. F IORILE Michael J. Fiorile	Director	February 23, 2022

/s/ L ESLIE V. G ODRIDGE Leslie V. Godridge	Director	February 23, 2022

/s/ C HARLES M. W ARFIELD Charles M. Warfield	Director	February 23, 2022