Form 10-Q
period 2022-03-31
BEASLEY BROADCAST GROUP INC
filed 2022-05-09
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Class A Common Stock, $0.001 par value, 12,731,019 Shares Outstanding as of May
2
, 2022
Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May

,
2022

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$51,378,642	$50,706,697
Accounts receivable, less allowance for doubtful accounts of $1,720,477 in 2021 and $1,510,422 in 2022	53,378,437	42,112,420
Prepaid expenses	4,044,056	3,830,697
Other current assets	3,397,418	2,864,958

Total current assets	112,198,553	99,514,772
Property and equipment, net	49,843,166	49,425,164
Operating lease right-of-use assets	34,155,175	34,398,390
Finance lease right-of-use assets	320,000	316,667
FCC licenses	508,413,913	506,556,687
Goodwill	28,596,547	28,596,547
Other intangibles, net	22,697,207	22,035,202
Other assets	5,863,501	5,789,238

Total assets	$762,088,062	$746,632,667

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,995,081	$7,356,456
Operating lease liabilities	7,693,831	7,666,536
Finance lease liabilities	1,945	—
Other current liabilities	29,811,226	22,786,966

Total current liabilities	44,502,083	37,809,958
Due to related parties	372,193	348,015
Long-term debt, net of unamortized debt issuance costs	293,789,892	294,170,103
Operating lease liabilities	28,747,450	29,029,363
Deferred tax liabilities	115,689,317	109,832,130
Other long-term liabilities	15,904,829	15,902,094

Total liabilities	499,005,764	487,091,663
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,249,312 issued and 12,696,857 outstanding in 2021; 16,292,646 issued and 12,723,984 outstanding in 2022	16,248	16,291
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2021 and 2022	16,662	16,662
Additional paid-in capital	150,896,611	151,123,818
Treasury stock, Class A common stock; 3,552,455 shares in 2021; 3,568,662 shares in 2022	(29,021,360)	(29,050,959)
Retained earnings	142,220,494	138,481,549
Accumulated other comprehensive loss	(1,046,357)	(1,046,357)

Total stockholders’ equity	263,082,298	259,541,004

Total liabilities and stockholders’ equity	$762,088,062	$746,632,667

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2021	2022
Net revenue	$48,212,040	$55,720,268

Operating expenses:
Operating expenses (including stock-based compensation of $70,931 in 2021 and $78,223 in 2022 and excluding depreciation and amortization shown separately below)	42,967,871	49,830,436
Corporate expenses (including stock-based compensation of $449,870 in 2021 and $149,027 in 2022)	3,905,289	4,233,460
Depreciation and amortization	2,951,901	2,515,900
Impairment loss	—	1,857,226
Gain on disposition	(191,988)	—
Other operating expense s	1,100,000	—

Total operating expenses	50,733,073	58,437,022

Operating loss	(2,521,033)	(2,716,754)
Non-operating income (expense):
Interest expense	(5,778,071)	(6,849,037)
Loss on extinguishment of long-term debt	(4,996,731)	—
Other income, net	38,413	872

Loss before income taxes	(13,257,422)	(9,564,919)
Income tax benefit	(2,602,886)	(5,849,318)

Loss before equity in earnings of unconsolidated affiliates	(10,654,536)	(3,715,601)
Equity in earnings of unconsolidated affiliates, net of tax	(30,105)	(23,344)

Net loss	(10,684,641)	(3,738,945)
Earnings attributable to noncontrolling interest	129,249	—

Net loss attributable to BBGI stockholders	$(10,555,392)	(3,738,945)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.36)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	29,302,799	29,370,789

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(10,684,641)	$(3,738,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	520,801	227,250
Provision for bad debts	(1,472,165)	77,498
Depreciation and amortization	2,951,901	2,515,900
Impairment loss	—	1,857,226
Gain on disposition	(191,988)	—
Amortization of loan fees	411,363	380,211
Loss on extinguishment of long-term debt	4,996,731	—
Deferred income taxes	(2,602,886)	(5,849,318)
Equity in earnings of unconsolidated affiliates	30,105	23,344
Change in operating assets and liabilities:
Accounts receivable	12,180,235	11,188,519
Prepaid expenses	(1,399,765)	213,359
Other assets	1,286,882	570,082
Accounts payable	(5,814,875)	361,375
Other liabilities	1,870,041	(7,069,648)
Other operating activities	272,268	(21,479)

Net cash provided by operating activities	2,354,007	735,374

Cash flows from investing activities:
Capital expenditures	(1,029,268)	(1,375,775)
Proceeds from dispositions	362,500	—

Net cash used in investing activities	(666,768)	(1,375,775)

Cash flows from financing activities:
Issuance of debt	310,000,000	—
Payments on debt	(268,500,000)	—
Payment of debt issuance costs	(7,604,215)	—
Reduction of finance lease liabilities	(17,543)	(1,945)
Purchase of treasury stock	(114,308)	(29,599)

Net cash provided by (used in) financing activities	33,763,934	(31,544)

Net increase (decrease) in cash and cash equivalents	35,451,173	(671,945)
Cash and cash equivalents at beginning of period	20,759,432	51,378,642

Cash and cash equivalents at end of period	$56,210,605	$50,706,697

Cash paid for interest	$1,836,787	$12,937,576

Cash paid for income taxes	$1,374,403	$61,000

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$4,490,130	$—

Extinguishment of trade sales payable	$934,500	$—

Class A common stock returned to treasury stock	$670,594	$—

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
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
(2) Disposition
On April 1, 2022, the Company completed the sale of substantially all of the assets used in the operations of
WWNN-AM
in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, the Company recorded an impairment loss of
$1.9
 million related to the FCC license during the first quarter of 2022.
(3) Long-Term Debt
Long-term debt is comprised of the following:

	December 31, 2021	March 31, 2022
Secured notes	$300,000,000	$300,000,000
Less unamortized debt issuance costs	(6,210,108)	(5,829,897)

	$293,789,892	$294,170,103

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
In April 2022, the Company repurchased
$5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96
% of the principal amount. As a result of the repurchase, the Company recorded an aggregate gain on extinguishment of long-term debt of
$0.1 million during the
second
quarter of 2022.
(4) Stockholders’ Equity
The changes in stockholders’ equity are as follows:

	Three months ended March 3 1 ,
	2021	2022
Beginning balance	$267,101,820	$263,082,298
Stock-based compensation	520,801	227,250
Acquisition of noncontrolling interest	(4,490,130)	—
Purchase of treasury stock	(784,902)	(29,599)
Net loss	(10,684,641)	(3,738,945)
Elimination of noncontrolling interest	1,076,849	—

Ending balance	$252,739,797	$259,541,004

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) Net Revenue
Net revenue is comprised of the following:

	Three months ended March 31,
	2021	2022
Audio	$41,729,602	$47,365,145
Digital	5,763,728	7,808,250
Other	718,710	546,873

	$48,212,040	$55,720,268

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

	December 31, 2021	March 31, 2022
Deferred revenue	$3,085,370	$3,092,825

	Three months ended March 31,
	2021	2022
Losses on receivables	$1,095,313	$287,553
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

	December 31, 2021	March 31, 2022
Trade sales receivable	$881,885	$934,421
Trade sales payable	614,467	636,476

	Three months ended March 31,
	2021	2022
Trade sales revenue	$929,597	$1,372,573
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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2022	940,834	$2.77
Granted	26,316	1.90
Vested	(43,334)	2.63
Forfeited	(5,000)	2.85

Unvested as of March 31, 2022	918,816	$2.75

As of March 31, 2022, there was $1.6 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.
(7) Income Taxes
The Company’s effective tax rate was 20% and 61% for the three months ended March 31, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
(8) Earnings Per Share
Earnings per share calculation information is as follows:

	Three months ended March 31,
	2021	2022
Net loss attributable to BBGI stockholders	$(10,555,392)	$(3,738,945)

Weighted-average shares outstanding:
Basic	29,302,799	29,370,789
Effect of dilutive restricted stock units and restricted stock	—	—

Diluted	29,302,799	29,370,789

Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.36)	$(0.13)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 32,166 and 178,625 for the three months ended March 31, 2021 and 2022, respectively.

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) Financial Instruments
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Notes, based on available market information, was
$295.9 million and $284.3
million as of December 31, 2021 and March 31, 2022, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.
(10) Segment Information
The Company currently operates three operating segments (Audio, Digital, esports) and two reportable segments (Audio, Digital). The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, and Wilmington, DE. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s radio stations and other advertisers throughout the United States. Corporate includes general and administrative expenses and certain other income and expense items not allocated to the operating segments.
Non-operating
corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive loss.
Reportable segment information for the three months ended March 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$47,365,145	$7,808,250	$546,873	$—	$55,720,268

Operating expenses	40,683,812	8,401,763	744,861	—	49,830,436
Corporate expenses	—	—	—	4,233,460	4,233,460
Depreciation and amortization	1,621,827	4,464	695,348	194,261	2,515,900
Impairment loss	1,857,226	—	—	—	1,857,226

Operating income (loss)	$3,202,280	$(597,977)	$(893,336)	$(4,427,721)	$(2,716,754)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,181,994	$1,844	$60,682	$142,230	$1,386,750
Reportable segment information for the three months ended March 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$41,729,602	$5,763,728	$718,710	$—	$48,212,040

Operating expenses	34,735,469	7,257,915	974,487	—	42,967,871
Corporate expenses	—	—	—	3,905,289	3,905,289
Depreciation and amortization	2,004,377	—	811,903	135,621	2,951,901
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating expense s	500,000	—	—	600,000	1,100,000

Operating income (loss)	$4,681,744	$(1,494,187)	$(1,067,680)	$(4,640,910)	$(2,521,033)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$712,945	$—	$2,852	$313,471	$1,029,268

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reportable segment information as of March 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$45,272,758	$71,927	$81,543	$3,998,936	$49,425,164
FCC licenses	506,556,687	—	—	—	506,556,687
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,940,820	—	19,914,719	179,663	22,035,202
Reportable segment information as of December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$45,696,008	$74,547	$21,644	$4,050,967	$49,843,166
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,974,093	—	20,543,451	179,663	22,697,207

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate radio stations in the following radio markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, and Wilmington, DE. We refer to each group of radio stations in each radio market as a market cluster. Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.
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
Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•
the effects of the
COVID-19
pandemic, including its potential effects on the economic environment and the Company’s results of operations, liquidity and financial condition, and the increased risk of impairments of the Company’s Federal Communications Commission (“FCC”) licenses and/or goodwill;

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
Our critical accounting estimates are described in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2021. There have been no additional material changes to our critical accounting estimates during the three months ended March 31, 2022.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following summary table presents a comparison of our results of operations for the three months ended March 31, 2021 and 2022, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.
Results of Operations - Consolidated

	Three Months ended March 31,		Change
	2021	2022	$	%
Net revenue	$48,212,040	$55,720,268	$7,508,228	15.6%
Operating expenses	42,967,871	49,830,436	6,862,565	16.0
Corporate expenses	3,905,289	4,233,460	328,171	8.4
Impairment loss	—	1,857,226	1,857,226	—
Other operating expenses	1,100,000	—	(1,100,000)	(100.0)
Interest expense	5,778,071	6,849,037	1,070,966	18.5
Loss on extinguishment of long-term debt	4,996,731	—	(4,996,731)	(100.0)
Income tax benefit	2,602,886	5,849,318	3,246,432	124.7
Net loss	10,684,641	3,738,945	(6,945,696)	(65.0)

Results of Operations - Segments

	Three Months ended March 31,		Change
	2021	2022	$	%
Net revenue
Audio	$41,729,602	$47,365,145	$5,635,543	13.5%
Digital	5,763,728	7,808,250	2,044,522	35.5
Other	718,710	546,873	(171,837)	(23.9)

	$48,212,040	$55,720,268	$7,508,228	15.6

Operating expenses
Audio	$34,735,469	$40,683,812	$5,948,343	17.1%
Digital	7,257,915	8,401,763	1,143,848	15.8
Other	974,487	744,861	(229,626)	(23.6)

	$42,967,871	$49,830,436	$6,862,565	16.0

Net Revenue.
Net revenue increased $7.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Audio revenue increased $5.6 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital revenue increased $2.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to continued growth in the digital segment.
Operating Expenses.
Operating expenses increased $6.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Audio operating expenses increased $5.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital operating expenses increased $1.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to continued investment in the digital segment.
Corporate Expenses.
Corporate expenses increased $0.3 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primary due to an increase in contract services.
Impairment Loss.
On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of
WWNN-AM
in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.
Other Operating Expenses.
Other operating expenses for the three months ended March 31, 2021 include payments of $0.6 million for consulting services related to the
COVID-19
pandemic and expenses of $0.5 million related to the early termination of a programming contract.
Interest Expense.
Interest expense increased $1.1 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The primary factors affecting interest expense were an increase in long-term debt outstanding and the applicable interest rate.
Loss on Extinguishment of Long-Term Debt.
We recorded a loss on extinguishment of long-term debt of $5.0 million during the three months ended March 31, 2021, resulting from the issuance of the Notes (as defined below) on February 2, 2021 and the use of proceeds to repay the credit facility.
Income Tax Benefit.
Our effective tax rate was approximately 20% and 61% for the three months ended March 31, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.

Net Loss.
Net loss for the three months ended March 31, 2022 was $3.7 million compared to net loss of $10.7 million for the three months ended March 31, 2021 as a result of the factors described above.
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
From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $30,000 to repurchase 16,207 shares during the three months ended March 31, 2022. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
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
Off-Balance
Sheet Arrangements.
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
Cash Flows
. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2021 and 2022 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2021	2022
Net cash provided by operating activities	$2,354,007	$735,374
Net cash used in investing activities	(666,768)	(1,375,775)
Net cash provided by (used in) financing activities	33,763,934	(31,544)

Net increase (decrease) in cash and cash equivalents	$35,451,173	$(671,945)

Net Cash Provided By Operating Activities.
 Net cash provided by operating activities was $0.7 million during the three months ended March 31, 2022, as compared to net cash provided by operating activities of $2.4 million during the three months ended March 31, 2021. Significant factors affecting the $1.6 million decrease in net cash provided by operating activities included an $11.1 million increase in interest payments, partially offset by a $6.1 million increase in cash receipts from revenue, a $1.7 million decrease in cash paid for operating expenses and a $1.3 million decrease in income tax payments.
Net Cash Used In Investing Activities.
 Net cash used in investing activities during the three months ended March 31, 2022 included payments of $1.4 million for capital expenditures. Net cash used in investing activities for the same period in 2021 included payments of $1.0 million for capital expenditures.
Net Cash Provided By (Used In) Financing Activities.
 Net cash provided by financing activities during the three months ended March 31, 2021 included proceeds of $300.0 million from the issuance of the Notes and proceeds from a $10.0 million loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of a $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the Notes.

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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We currently and from time to time are involved in ordinary routine litigation and are the subject of threats of litigation that are incidental to the conduct of our business. These include indecency claims and related proceedings at the FCC, as well as claims and threatened claims by private third parties. However, we are not a party to any lawsuit or other proceedings, or the subject of any threatened lawsuit or other proceedings, which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risks affecting our Company as previously disclosed in Item 1A, “Risk Factors” of our annual report on Form
10-K
for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Repurchases of Equity Securities
The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2022	4,400	$1.85	—	—
February 1 – 28, 2022	—	—	—	—
March 1 – 31, 2022	11,807	1.82	—	—

Total	16,207

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended March 31, 2022 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.
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

BEASLEY BROADCAST GROUP, INC.

Dated: May 9, 2022	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 9, 2022	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)