Form 10-Q
period 2022-06-30
BEASLEY BROADCAST GROUP INC
filed 2022-08-15
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Class A Common Stock, $0.001 par value, 12,880,701 Shares Outstanding as of August
8
, 2022
Class B Common Stock, $
0.001
par value, 16,662,743 Shares Outstanding as of August
8
, 2022

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,378,642	$45,918,446
Accounts receivable, less allowance for doubtful accounts of $1,720,477 in 2021 and $1,648,342 in 2022	53,378,437	45,628,769
Prepaid expenses	4,044,056	6,330,503
Other current assets	3,397,418	3,983,998

Total current assets	112,198,553	101,861,716
Property and equipment, net	49,843,166	52,658,061
Operating lease right-of-use assets	34,155,175	36,970,653
Finance lease right-of-use assets	320,000	313,333
FCC licenses	508,413,913	503,003,909
Goodwill	28,596,547	22,739,996
Other intangibles, net	22,697,207	23,373,197
Other assets	5,863,501	7,688,682

Total assets	$762,088,062	$748,609,547

LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$—	$2,000,000
Accounts payable	6,995,081	9,637,062
Operating lease liabilities	7,693,831	7,385,483
Finance lease liabilities	1,945	—
Other current liabilities	29,811,226	30,842,734

Total current liabilities	44,502,083	49,865,279
Due to related parties	372,193	101,087
Long-term debt, net of current installments and unamortized debt issuance costs	293,789,892	287,641,142
Operating lease liabilities	28,747,450	36,635,544
Deferred tax liabilities	115,689,317	112,930,112
Other long-term liabilities	15,904,829	15,899,359

Total liabilities	499,005,764	503,072,523
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,249,312 issued and 12,696,857 outstanding in 2021; 16,503,979 issued and 12,880,701 outstanding in 2022	16,248	16,502
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2021 and 2022	16,662	16,662
Additional paid-in capital	150,896,611	151,502,437
Treasury stock, Class A common stock; 3,552,455 shares in 2021; 3,623,278 shares in 2022	(29,021,360)	(29,127,067)
Retained earnings	142,220,494	124,174,847
Accumulated other comprehensive loss	(1,046,357)	(1,046,357)

Total stockholders’ equity	263,082,298	245,537,024

Total liabilities and stockholders’ equity	$762,088,062	$748,609,547

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2021	2022
Net revenue	$59,574,705	$64,810,450

Operating expenses:
Operating expenses (including stock-based compensation of $176,349 in 2021 and $75,368 in 2022 and excluding depreciation and amortization shown separately below)	48,494,420	53,626,592
Corporate expenses (including stock-based compensation of $225,850 in 2021 and $303,462 in 2022)	3,957,854	4,567,470
Depreciation and amortization	2,850,923	2,451,102
Impairment losses	—	8,619,097
Other operating income, net	(1,500,000)	—

Total operating expenses	53,803,197	69,264,261

Operating income (loss)	5,771,508	(4,453,811)
Non-operating income (expense):
Interest expense	(6,865,369)	(6,823,217)
Other income, net	8,080	190,210

Loss before income taxes	(1,085,781)	(11,086,818)
Income tax expense (benefit)	(1,299,394)	3,554,469

Income (loss) before equity in earnings of unconsolidated affiliates	213,613	(14,641,287)
Equity in earnings of unconsolidated affiliates, net of tax	(25,919)	186,570

Net income (loss)	187,694	(14,454,717)

Net income (loss) per Class A and Class B common share:
Basic and diluted	$0.01	$(0.49)
Weighted average shares outstanding:
Basic	29,235,009	29,418,951
Diluted	29,324,614	29,418,951

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended June 30,
	2021	2022
Net revenue	$107,786,745	$120,530,718

Operating expenses:
Operating expenses (including stock-based compensation of $247,280 in 2021 and $153,591 in 2022 and excluding depreciation and amortization shown separately below)	91,462,291	103,636,141
Corporate expenses (including stock-based compensation of $675,720 in 2021 and $452,489 in 2022)	7,863,143	8,800,930
Depreciation and amortization	5,802,824	4,967,002
Impairment losses	—	10,476,323
Gain on disposition	(191,988)	—
Other operating income, net	(400,000)	—

Total operating expenses	104,536,270	127,880,396

Operating income (loss)	3,250,475	(7,349,678)
Non-operating income (expense):
Interest expense	(12,643,440)	(13,672,254)
Loss on extinguishment of long-term debt	(4,996,731)	—
Other income, net	46,493	191,082

Loss before income taxes	(14,343,203)	(20,830,850)
Income tax benefit	(3,902,280)	(2,621,977)

Loss before equity in earnings of unconsolidated affiliates	(10,440,923)	(18,208,873)
Equity in earnings of unconsolidated affiliates, net of tax	(56,024)	163,226

Net loss	(10,496,947)	(18,045,647)
Earnings attributable to noncontrolling interest	129,249	—

Net loss attributable to BBGI stockholders	(10,367,698)	(18,045,647)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.35)	$(0.61)
Weighted average shares outstanding:
Basic and diluted	29,268,717	29,395,003

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(10,496,947)	$(18,045,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	923,000	606,080
Provision for bad debts	(1,779,188)	588,751
Depreciation and amortization	5,802,824	4,967,002
Impairment losses	—	10,476,323
Gain on disposition	(191,988)	—
Amortization of loan fees	791,574	754,085
Loss on extinguishment of long-term debt	4,996,731	—
Deferred income taxes	(3,902,280)	(2,747,810)
Equity in earnings of unconsolidated affiliates	56,024	(163,226)
Change in operating assets and liabilities:
Accounts receivable	4,835,493	7,160,917
Prepaid expenses	(2,320,101)	(2,286,447)
Other assets	(1,684,017)	(2,176,152)
Accounts payable	(5,837,685)	2,641,981
Other liabilities	13,446,861	5,003,953
Other operating activities	208,725	(28,264)

Net cash provided by operating activities	4,849,026	6,751,546

Cash flows from investing activities:
Payment for acquisition	—	(2,000,000)
Capital expenditures	(2,553,787)	(6,486,902)
Proceeds from dispositions	362,500	1,185,312

Net cash used in investing activities	(2,191,287)	(7,301,590)

Cash flows from financing activities:
Issuance of debt	310,000,000	—
Payments on debt	(268,500,000)	(4,802,500)
Payment of debt issuance costs	(7,604,215)	—
Reduction of finance lease liabilities	(35,086)	(1,945)
Purchase of treasury stock	(136,779)	(105,707)

Net cash provided by (used in) financing activities	33,723,920	(4,910,152)

Net increase (decrease) in cash and cash equivalents	36,381,659	(5,460,196)
Cash and cash equivalents at beginning of period	20,759,432	51,378,642

Cash and cash equivalents at end of period	$57,141,091	$45,918,446

Cash paid for interest	$1,837,493	$12,921,869

Cash paid for income taxes	$1,526,303	$1,546,500

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$4,490,130	$—

Extinguishment of trade sales payable	$934,500	$—

Class A common stock returned to treasury stock	$670,594	$—

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements
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

(2)	Acquisitions and Dispositions
On June 22, 2022, the Company completed the acquisition of Guarantee Digital, LLC, a digital marketing agency, for $2.0 million in cash. The Company is currently determining whether the acquisition should be recorded as a business combination or an asset acquisition and has temporarily recorded the purchase price in other intangibles, net in the accompanying balance sheet as of June 30, 2022. The purchase price allocation is expected to be completed during the third quarter of 2022.
On April 1, 2022, the Company completed the sale of substantially all of the assets used in the operations of
WWNN-AM
in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, the Company recorded an impairment loss of $1.9 million related to the Federal Communications Commission (“FCC”) license during the first quarter of 2022.

(3)	FCC Licenses
Changes in the carrying amount of FCC licenses for the six months ended June 30, 2022 are as follows:

Balance as of January 1, 2022	$508,413,913
Radio station disposition (see Note 2)	(790,232)
Impairment losses (see below and also Note 2)	(4,619,772)

Balance as of June 30, 2022	$503,003,909

FCC licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the FCC licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its FCC licenses are impaired. If the Company determines it is more likely than not that its FCC licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the FCC licenses with the carrying amounts of such licenses. If the carrying amounts of the FCC licenses exceed the fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing FCC licenses for impairment, the Company combines its licenses into reporting units based on its market clusters.
Due to an increase in interest rates in the U.S. economy, the Company tested its FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, the Company recorded impairment losses of $2.8 million related to the FCC licenses in its Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses due to certain risks associated with the U.S. economy.
The fair values of the FCC licenses in the Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9) % - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

Balance as of January 1, 2022	$28,596,547
Impairment losses	(5,856,551)

Balance as of June 30, 2022	$22,739,996

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing goodwill for impairment, the Company has identified its radio market clusters and esports as its reporting units.
Due to an increase in interest rates in the U.S. economy, the Company tested its goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, the Company recorded impairment losses of $5.9 million related to the goodwill in its Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of goodwill due to certain risks associated with the U.S. economy.
The fair values of the goodwill in the Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

(5)	Long-Term Debt
Long-term debt is comprised of the following:

	December 31, 2021	June 30, 2022
Secured notes	$300,000,000	$295,000,000
Less unamortized debt issuance costs	(6,210,108)	(5,358,858)

	293,789,892	289,641,142
Less current installments	—	(2,000,000)

	$293,789,892	$287,641,142

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of
8.625
% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes.
In April 2022, the Company repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount. As a result of the repurchase, the Company recorded an aggregate gain on repurchase of long-term debt of $0.1 million during the second quarter of 2022. In July 2022, the Company repurchased $2.0 million principal amount of the Notes for a price equal to 75% of the principal amount. As a result of the repurchase, the Company recorded a gain on repurchase of long-term debt of $0.5 million during the third quarter of 2022.

(6)	Stockholders’ Equity
The changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Beginning balance	$252,739,797	$259,689,019	$267,101,820	$263,082,298
Stock-based compensation	402,199	378,830	923,000	606,080
Acquisition of noncontrolling interest	—	—	(4,490,130)	—
Purchase of treasury stock	(22,471)	(76,108)	(807,373)	(105,707)
Net income (loss)	187,694	(14,454,717)	(10,496,947)	(18,045,647)
Elimination of noncontrolling interest	—	—	1,076,849	—

Ending balance	$253,307,219	$245,537,024	$253,307,219	$245,537,024

(7) Net Revenue
Net revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Audio	$51,215,234	$53,417,896	$92,944,836	$100,783,041
Digital	7,983,343	10,719,410	13,747,071	18,527,660
Other	376,128	673,144	1,094,838	1,220,017

	$59,574,705	$64,810,450	$107,786,745	$120,530,718

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

	December 31, 2021	June 30, 2022
Deferred revenue	$3,085,370	$5,112,294

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Losses on receivables	$602,253	$373,333	$1,697,566	$660,886

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

	December 31, 2021	June 30, 2022
Trade sales receivable	$881,885	$1,087,601
Trade sales payable	614,467	723,239

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Trade sales revenue	$1,075,325	$1,504,105	$2,004,922	$2,876,678
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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of April 1, 2022	918,816	$2.75
Granted	531,582	1.49
Vested	(211,333)	3.51
Forfeited	(30,000)	2.47

Unvested as of June 30, 2022	1,209,065	$2.07

As of June 30, 2022, there was $1.9 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

(9)	Income Taxes
The Company’s effective tax rate was (120)% and 32% for the three months ended June 30, 2021 and 2022, respectively, and (27)% and (13)% for the six months ended June 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	Earnings Per Share
Earnings per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Net income (loss) attributable to BBGI stockholders	$187,694	$(14,454,717)	$(10,367,698)	$(18,045,647)

Weighted-average shares outstanding:
Basic	29,235,009	29,418,951	29,268,717	29,395,003
Effect of dilutive restricted stock units and restricted stock	89,605	—	—	—

Diluted	29,324,614	29,418,951	29,268,717	29,395,003

Net income (loss) attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$0.01	$(0.49)	$(0.35)	$(0.61)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 136,119 shares for the three months ended June 30, 2022, and 77,908 shares and 171,501 shares for the six months ended June 30, 2021 and 2022, respectively.

(11)	Financial Instruments
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Notes, based on available market information, was $295.9 million and $228.6 million as of December 31, 2021 and June 30, 2022, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(12)	Segment Information
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
Non-operating
corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive income (loss).
Reportable segment information for the three months ended June 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$53,417,896	$10,719,410	$673,144	$—	$64,810,450

Operating expenses	43,187,604	9,171,535	1,267,453	—	53,626,592
Corporate expenses	—	—	—	4,567,470	4,567,470
Depreciation and amortization	1,564,338	4,613	700,953	181,198	2,451,102
Impairment losses	8,619,097	—	—	—	8,619,097

Operating income (loss)	$46,857	$1,543,262	$(1,295,262)	$(4,748,668)	$(4,453,811)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$5,039,229	$8,982	$(1,598)	$64,514	$5,111,127

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information for the three months ended June 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$51,215,234	$7,983,343	$376,128	$—	$59,574,705

Operating expenses	39,715,005	7,910,418	868,997	—	48,494,420
Corporate expenses	—	—	—	3,957,854	3,957,854
Depreciation and amortization	1,911,236	4,142	796,019	139,526	2,850,923
Other operating income, net	—	—	—	(1,500,000)	(1,500,000)

Operating income (loss)	$9,588,993	$68,783	$(1,288,888)	$(2,597,380)	$5,771,508

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,276,776	$87,432	$—	$160,311	$1,524,519
Reportable segment information for the six months ended June 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$100,783,041	$18,527,660	$1,220,017	$—	$120,530,718

Operating expenses	84,050,529	17,573,298	2,012,314	—	103,636,141
Corporate expenses	—	—	—	8,800,930	8,800,930
Depreciation and amortization	3,186,165	9,077	1,396,301	375,459	4,967,002
Impairment losses	10,476,323	—	—	—	10,476,323

Operating income (loss)	$3,070,024	$945,285	$(2,188,598)	$(9,176,389)	$(7,349,678)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$6,221,223	$10,826	$59,084	$206,744	$6,497,877
Reportable segment information for the six months ended June 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$92,944,836	$13,747,071	$1,094,838	$—	$107,786,745

Operating expenses	74,450,474	15,168,333	1,843,484	—	91,462,291
Corporate expenses	—	—	—	7,863,143	7,863,143
Depreciation and amortization	3,915,613	4,142	1,607,922	275,147	5,802,824
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$14,270,737	$(1,425,404)	$(2,356,568)	$(7,238,290)	$3,250,475

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,989,721	$87,432	$2,852	$473,782	$2,553,787
Reportable segment information as of June 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,624,289	$76,296	$75,224	$3,882,252	$52,658,061
FCC licenses	503,003,909	—	—	—	503,003,909
Goodwill	19,520,896	—	3,219,100	—	22,739,996
Other intangibles, net	1,907,547	2,000,000	19,285,987	179,663	23,373,197

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information as of December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$45,696,008	$74,547	$21,644	$4,050,967	$49,843,166
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,974,093	—	20,543,451	179,663	22,697,207

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
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it involves a significant level of estimation uncertainty; and

•	changes in the estimate or different estimates that could have been selected have had or are reasonably likely to have a material impact on our results of operations or financial condition.
FCC Licenses.
FCC licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses are impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of our FCC licenses with the carrying amounts. If the carrying amounts of the FCC licenses exceed the fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.
Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks associated with the U.S. economy.
The fair values of the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC broadcasting licenses	Excess
Atlanta, GA	$832,300	13.1%
Augusta, GA	6,113,075	57.1
Boston, MA	137,856,160	0.2
Charlotte, NC	56,418,151	9.4
Detroit, MI	29,978,201	8.2
Fayetteville, NC	8,974,679	9.3
Fort Myers-Naples, FL	9,131,300	—
Las Vegas, NV	33,655,100	—
Middlesex, Monmouth, Morristown, NJ	21,896,900	1.6
Philadelphia, PA	119,674,192	11.2
Tampa-Saint Petersburg, FL	61,787,351	16.7
Wilmington, DE	16,686,500	—
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
Due to an increase in interest rates in the U.S. economy, we tested our goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, we recorded impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters. The impairment losses were due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our goodwill due to certain risks associated with the U.S. economy.
The fair values of the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%
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
Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2021. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2022.

Recent Accounting Pronouncements
There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following summary table presents a comparison of our results of operations for the three months ended June 30, 2021 and 2022, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.
Results of Operations - Consolidated

	Three Months ended June 30,		Change
	2021	2022	$	%
Net revenue	$59,574,705	$64,810,450	$5,235,745	8.8%
Operating expenses	48,494,420	53,626,592	5,132,172	10.6
Corporate expenses	3,957,854	4,567,470	609,616	15.4
Impairment losses	—	8,619,097	8,619,097	—
Other operating income, net	1,500,000	—	(1,500,000)	(100.0)
Income tax expense (benefit)	(1,299,394)	3,554,469	4,853,863	373.5
Net income (loss)	187,694	(14,454,717)	(14,642,411)	(7801.2)
Results of Operations - Segments

	Three Months ended June 30,		Change
	2021	2022	$	%
Net revenue
Audio	$51,215,234	$53,417,896	$2,202,662	4.3%
Digital	7,983,343	10,719,410	2,736,067	34.3
Other	376,128	673,144	297,016	79.0

	$59,574,705	$64,810,450	$5,235,745	8.8

Operating expenses
Audio	$39,715,005	$43,187,604	$3,472,599	8.7%
Digital	7,910,418	9,171,535	1,261,117	15.9
Other	868,997	1,267,453	398,456	45.9

	$48,494,420	$53,626,592	$5,132,172	10.6

Net Revenue.
Net revenue increased $5.2 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Audio revenue increased $2.2 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital revenue increased $2.7 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to continued growth in the digital segment.
Operating Expenses.
Operating expenses increased $5.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Audio operating expenses increased $3.5 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital operating expenses increased $1.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to continued investment in the digital segment.
Corporate Expenses.
Corporate expenses increased $0.6 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in compensation.
Impairment Losses.
Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses and goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters and impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses and goodwill due to certain risks associated with the U.S. economy.

Other Operating Income, Net.
Other operating income, net for the three months ended June 30, 2021 includes life insurance proceeds of $3.0 million related to the death of Mr. George Beasley, the Company’s former Chairman, in June 2021, partially offset by certain payments totaling $1.5 million that were accrued in accordance with Mr. Beasley’s employment contract.
Income Tax Expense (Benefit).
Our effective tax rate was approximately (120)% and 32% for the three months ended June 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Income (Loss).
Net loss for the three months ended June 30, 2022 was $14.5 million compared to net income of $0.2 million for the three months ended June 30, 2021 as a result of the factors described above.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following summary table presents a comparison of our results of operations for the six months ended June 30, 2021 and 2022, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.
Results of Operations - Consolidated

	Six Months ended June 30,		Change
	2021	2022	$	%
Net revenue	$107,786,745	$120,530,718	$12,743,973	11.8%
Operating expenses	91,462,291	103,636,141	12,173,850	13.3
Corporate expenses	7,863,143	8,800,930	937,787	11.9
Impairment losses	—	10,476,323	10,476,323	—
Other operating income, net	400,000	—	(400,000)	(100.0)
Interest expense	12,643,440	13,672,254	1,028,814	8.1
Loss on extinguishment of long-term debt	4,996,731	—	(4,996,731)	(100.0)
Income tax benefit	3,902,280	2,621,977	(1,280,303)	(32.8)
Net loss	10,496,947	18,045,647	7,548,700	71.9
Results of Operations - Segments

	Six Months ended June 30,		Change
	2021	2022	$	%
Net revenue
Audio	$92,944,836	$100,783,041	$7,838,205	8.4%
Digital	13,747,071	18,527,660	4,780,589	34.8
Other	1,094,838	1,220,017	125,179	11.4

	$107,786,745	$120,530,718	$12,743,973	11.8

Operating expenses
Audio	$74,450,474	$84,050,529	$9,600,055	12.9%
Digital	15,168,333	17,573,298	2,404,965	15.9
Other	1,843,484	2,012,314	168,830	9.2

	$91,462,291	$103,636,141	$12,173,850	13.3

Net Revenue.
Net revenue increased $12.7 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Audio revenue increased $7.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital revenue increased $4.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to continued growth in the digital segment.

Operating Expenses.
Operating expenses increased $12.2 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Audio operating expenses increased $9.6 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to continued recovery from the
COVID-19
pandemic. Digital operating expenses increased $2.4 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to continued investment in the digital segment.
Corporate Expenses.
Corporate expenses increased $0.9 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in cash compensation, contract services, and travel expenses.
Impairment Losses.
Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses and goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters and impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses and goodwill due to certain risks associated with the U.S. economy. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of
WWNN-AM
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
Interest Expense.
Interest expense increased $1.0 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The primary factors affecting interest expense were an increase in long-term debt outstanding and the applicable interest rate.
Loss on Extinguishment of Long-Term Debt.
We recorded a loss on extinguishment of long-term debt of $5.0 million during the six months ended June 30, 2021, resulting from the issuance of the Notes on February 2, 2021 and the use of proceeds to repay the credit facility.
Income Tax Benefit.
Our effective tax rate was approximately (27)% and (13)% for the six months ended June 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
Net Loss.
Net loss for the six months ended June 30, 2022 was $18.0 million compared to a net loss of $10.5 million for the six months ended June 30, 2021 as a result of the factors described above.
Liquidity and Capital Resources
Overview.
 Our primary sources of liquidity are internally generated cash flow and cash on hand. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and radio station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with radio station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our radio towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.
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
In April 2022, we repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount. As a result of the repurchase, we recorded an aggregate gain on repurchase of long-term debt of $0.1 million during the second quarter of 2022. In July 2022, we repurchased $2.0 million principal amount of the Notes for a price equal to 75% of the principal amount. As a result of the repurchase, we recorded a gain on repurchase of long-term debt of $0.5 million during the third quarter of 2022.
From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid $0.1 million to repurchase 70,823 shares during the six months ended June 30, 2022. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
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
Off-Balance
Sheet Arrangements.
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
Cash Flows
. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2021 and 2022 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Six Months ended June 30,
	2021	2022
Net cash provided by operating activities	$4,849,026	$6,751,546
Net cash used in investing activities	(2,191,287)	(7,301,590)
Net cash provided by (used in) financing activities	33,723,920	(4,910,152)

Net increase (decrease) in cash and cash equivalents	$36,381,659	$(5,460,196)

Net Cash Provided By Operating Activities.
 Net cash provided by operating activities was $6.8 million during the six months ended June 30, 2022, as compared to net cash provided by operating activities of $4.8 million during the six months ended June 30, 2021. Significant factors affecting the $1.9 million increase in net cash provided by operating activities included a $14.2 million increase in cash receipts from revenue, partially offset by an $11.2 million increase in interest payments, and a $1.2 million increase in cash paid for corporate expenses.

Net Cash Used In Investing Activities.
 Net cash used in investing activities during the six months ended June 30, 2022 included payments of $6.5 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee Digital, LLC, partially offset by proceeds of $1.2 million from a radio station disposition. Net cash used in investing activities for the same period in 2021 included payments of $2.6 million for capital expenditures.
Net Cash Provided By (Used In) Financing Activities.
 Net cash used in financing activities during the six months ended June 30, 2022 included Notes repurchases of $4.8 million. Net cash provided by financing activities during the six months ended June 30, 2021 included proceeds of $300.0 million from the issuance of the Notes and proceeds from a $10.0 million loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by credit facility and promissory note repayments of $263.5 million, the repayment of a $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the Notes.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10-K
for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Repurchases of Equity Securities
The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2022	2,965	$1.70	—	—
May 1 – 31, 2022	22,430	1.50	—	—
June 1 – 30, 2022	29,221	1.28	—	—

Total	54,616

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended June 30, 2022 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.
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

BEASLEY BROADCAST GROUP, INC.

Dated: August 15, 2022	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 15, 2022	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)