Form 10-Q
period 2022-09-30
BEASLEY BROADCAST GROUP INC
filed 2022-11-07
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Class A Common Stock, $0.001 par value, 12,887,080 Shares Outstanding as of October 31, 2022
Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 31, 2022

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,378,642	$32,848,868
Accounts receivable, less allowance for doubtful accounts of $1,720,477 in 2021 and $1,638,970 in 2022	53,378,437	46,696,748
Prepaid expenses	4,044,056	9,969,112
Other current assets	3,397,418	3,903,381

Total current assets	112,198,553	93,418,109
Property and equipment, net	49,843,166	55,712,057
Operating lease right-of-use assets	34,155,175	39,539,899
Finance lease right-of-use assets	320,000	310,000
FCC licenses	508,413,913	503,003,909
Goodwill	28,596,547	23,661,996
Other intangibles, net	22,697,207	21,743,423
Other assets	5,863,501	7,593,606

Total assets	$762,088,062	$744,982,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,995,081	$12,817,393
Operating lease liabilities	7,693,831	8,105,416
Finance lease liabilities	1,945	—
Other current liabilities	29,811,226	26,510,182

Total current liabilities	44,502,083	47,432,991
Due to related parties	372,193	93,409
Long-term debt, net of current installments and unamortized debt issuance costs	293,789,892	285,104,981
Operating lease liabilities	28,747,450	38,707,218
Deferred tax liabilities	115,689,317	111,463,989
Other long-term liabilities	15,904,829	15,896,624

Total liabilities	499,005,764	498,699,212
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,249,312 issued and 12,696,857 outstanding in 2021; 16,512,312 issued and 12,887,080 outstanding in 2022	16,248	16,510
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2021 and 2022	16,662	16,662
Additional paid-in capital	150,896,611	151,765,950
Treasury stock, Class A common stock; 3,552,455 shares in 2021; 3,625,232 shares in 2022	(29,021,360)	(29,129,451)
Retained earnings	142,220,494	124,672,915
Accumulated other comprehensive loss	(1,046,357)	(1,058,799)

Total stockholders’ equity	263,082,298	246,283,787

Total liabilities and stockholders’ equity	$762,088,062	$744,982,999

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2021	2022
Net revenue	$62,902,935	$63,823,288

Operating expenses:
Operating expenses (including stock-based compensation of $100,688 in 2021 and $60,892 in 2022 and excluding depreciation and amortization shown separately below)	51,186,064	51,511,699
Corporate expenses (including stock-based compensation of $150,650 in 2021 and $209,202 in 2022)	3,980,815	5,132,362
Depreciation and amortization	2,843,350	2,456,646

Total operating expenses	58,010,229	59,100,707

Operating income	4,892,706	4,722,581
Non-operating income (expense):
Interest expense	(7,021,577)	(6,621,540)
Other income, net	12,186	1,166,430

Loss before income taxes	(2,116,685)	(732,529)
Income tax benefit	(515,380)	(1,252,669)

Income (loss) before equity in earnings of unconsolidated affiliates	(1,601,305)	520,140
Equity in earnings of unconsolidated affiliates, net of tax	(19,018)	(22,072)

Net income (loss)	(1,620,323)	498,068

Net income (loss) per Class A and Class B common share:
Basic and diluted	$(0.06)	$0.02
Weighted average shares outstanding:
Basic	29,254,609	29,546,324
Diluted	29,254,609	29,715,361

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2022
Net revenue	$170,689,680	$184,354,006

Operating expenses:
Operating expenses (including stock-based compensation of $347,968 in 2021 and $214,483 in 2022 and excluding depreciation and amortization shown separately below)	142,648,355	155,147,840
Corporate expenses (including stock-based compensation of $826,370 in 2021 and $661,691 in 2022)	11,843,958	13,933,292
Depreciation and amortization	8,646,174	7,423,648
Impairment losses	—	10,476,323
Gain on disposition	(191,988)	—
Other operating income, net	(400,000)	—

Total operating expenses	162,546,499	186,981,103

Operating income (loss)	8,143,181	(2,627,097)
Non-operating income (expense):
Interest expense	(19,665,017)	(20,293,794)
Loss on extinguishment of long-term debt	(4,996,731)	—
Other income, net	58,679	1,357,512

Loss before income taxes	(16,459,888)	(21,563,379)
Income tax benefit	(4,417,660)	(3,874,646)

Loss before equity in earnings of unconsolidated affiliates	(12,042,228)	(17,688,733)
Equity in earnings of unconsolidated affiliates, net of tax	(75,042)	141,154

Net loss	(12,117,270)	(17,547,579)
Earnings attributable to noncontrolling interest	129,249	—

Net loss attributable to BBGI stockholders	(11,988,021)	(17,547,579)

Net loss attributable to BBGI stockholders per Class A and Class B common share:
Basic and diluted	$(0.41)	$(0.60)
Weighted average shares outstanding:
Basic and diluted	29,263,963	29,445,998

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(12,117,270)	$(17,547,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,174,338	876,174
Provision for bad debts	(1,487,150)	853,938
Depreciation and amortization	8,646,174	7,423,648
Impairment losses	—	10,476,323
Gain on disposition	(191,988)	—
Amortization of loan fees	1,171,785	1,123,935
Loss on extinguishment of long-term debt	4,996,731	—
Deferred income taxes	(4,417,660)	(4,232,949)
Equity in earnings of unconsolidated affiliates	75,042	(141,154)
Change in operating assets and liabilities:
Accounts receivable	1,685,007	5,827,751
Prepaid expenses	(6,254,604)	(5,925,056)
Other assets	(1,656,170)	(1,890,763)
Accounts payable	(5,567,791)	5,822,312
Other liabilities	7,796,383	808,125
Other operating activities	170,172	(1,183,318)

Net cash provided by (used in) operating activities	(5,977,001)	2,291,387

Cash flows from investing activities:
Payment for acquisition	—	(2,000,000)
Capital expenditures	(3,704,750)	(11,218,937)
Proceeds from dispositions	362,500	1,185,312
Proceeds from life insurance	3,000,000	—

Net cash used in investing activities	(342,250)	(12,033,625)

Cash flows from financing activities:
Issuance of debt	310,000,000	—
Payments on debt	(268,500,000)	(8,677,500)
Payment of debt issuance costs	(7,604,215)	—
Reduction of finance lease liabilities	(52,629)	(1,945)
Purchase of treasury stock	(141,579)	(108,091)

Net cash provided by (used in) financing activities	33,701,577	(8,787,536)

Net increase (decrease) in cash and cash equivalents	27,382,326	(18,529,774)
Cash and cash equivalents at beginning of period	20,759,432	51,378,642

Cash and cash equivalents at end of period	$48,141,758	$32,848,868

Cash paid for interest	$14,703,825	$25,564,611

Cash paid for income taxes	$1,526,303	$1,547,500

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$4,490,130	$—

Extinguishment of trade sales payable	$934,500	$—

Class A common stock returned to treasury stock	$670,594	$—

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
(2) Acquisitions and Dispositions
On September 29, 2022, the Company entered into an asset exchange agreement with Audacy Nevada, LLC (‘Audacy”), pursuant to which the Company agreed to exchange all of its assets used or useful in the operations of
KDWN-AM
in Las Vegas, NV for all of Audacy’s assets used or useful in the operations of
KXTE-FM
in Las Vegas, NV. On September 29, 2022, the Company also entered into a local marketing agreement (“LMA”) and is scheduled to begin operating
KXTE-FM
on

November 14, 2022. The LMA

will end on the closing date of the asset exchange. The asset exchange, which is expected to close in the fourth quarter of 2022, is subject to approval by the Federal Communications Commission (“FCC”) and other customary closing conditions. The Company expects to record a gain on exchange upon closing of the asset exchange.
On June 22, 2022, the Company completed the acquisition of Guarantee Digital, LLC (“Guarantee”), a digital marketing agency, for
 $
2.0
 million in cash.
The acquisition broadened the Company’s digital revenue base across the U.S. The acquisition was accounted for as a business combination.

The
 f
inal purchase price allocation was completed during the third quarter of 2022 and changed from the preliminary purchase price allocation reported in the second quarter of 2022. The final purchase price allocation is summarized as follows:

Property and equipment	$3,000
Goodwill	922,000
Other intangibles	1,075,000

$2,000,000

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets and includes the value of the assembled workforce. The goodwill was allocated to the Digital segment.
 The $
0.9
 million
allocated to goodwill is deductible for tax purposes. Revenue and earnings for Guarantee are not material for all reporting periods presented in the accompanying financial statements.
On April 1, 2022, the Company completed the sale of substantially all of the assets used in the operations of
WWNN-AM
in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, the Company recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.
(3) FCC Licenses
Changes in the carrying amount of FCC licenses for the nine months ended September 30, 2022 are as follows:

Balance as of January 1, 2022	$508,413,913
Station disposition (see Note 2)	(790,232)
Impairment losses (see below and also Note 2)	(4,619,772)

Balance as of September 30, 2022	$503,003,909

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

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The fair values of the FCC licenses in the Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%
Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of the FCC licenses. Therefore, the Company did not record any impairment losses related to FCC licenses during the third quarter of 2022.
(4) Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

Balance as of January 1, 2022	$28,596,547
Acquisition (see Note 2)	922,000
Impairment losses	(5,856,551)

Balance as of September 30, 2022	$23,661,996

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing goodwill for impairment, the Company has identified its audio market clusters and esports as its reporting units.
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
The fair values of the goodwill in the Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of goodwill. Therefore, the Company did not record any impairment losses related to goodwill during the third quarter of 2022.
(5) Long-Term Debt
Long-term debt is comprised of the following:

	December 31,	September 30,
	2021	2022

Secured notes	$300,000,000	$290,000,000
Less unamortized debt issuance costs	(6,210,108)	(4,895,019)

	$293,789,892	$285,104,981

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
In the third quarter of 2022, the

Company repurchased $
5.0
 million aggregate principal amount of the Notes for an aggregate price equal to
77
% of the principal amount and recorded an aggregate gain of $
1.0
 million as a result of the repurchases
.
I
n the
second
quarter of
2022
,
t
he Company repurchased $
5.0
 million aggregate principal amount of the Notes for an aggregate price equal to
96
% of the principal amount and recorded an aggregate gain of $
0.1
 million as a result of the repurchases
.
(6) Stockholders’ Equity
The changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Beginning balance	$253,307,219	$245,537,024	$267,101,820	$263,082,298
Stock-based compensation	251,338	270,094	1,174,338	876,174
Adjustment from related party acquisition	—	(6,573)	—	(6,573)
Acquisition of noncontrolling interest	—	—	(4,490,130)	—
Purchase of treasury stock	(4,800)	(2,384)	(812,173)	(108,091)
Net income (loss)	(1,620,323)	498,068	(12,117,270)	(17,547,579)
Other comprehensive loss	—	(12,442)	—	(12,442)
Elimination of noncontrolling interest	—	—	1,076,849	—

Ending balance	$251,933,434	$246,283,787	$251,933,434	$246,283,787

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) Net Revenue
Net revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Audio	$54,043,650	$52,995,670	$146,988,486	$153,778,711
Digital	8,318,112	10,241,671	22,065,183	28,769,331
Other	541,173	585,947	1,636,011	1,805,964

	$62,902,935	$63,823,288	$170,689,680	$184,354,006

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
12
months of the payment date.

	December 31,	September 30,
	2021	2022

Deferred revenue	$3,085,370	$5,693,239

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Losses on receivables	$99,836	$274,559	$1,797,402	$935,445
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

	December 31,	September 30,
	2021	2022

Trade sales receivable	$881,885	$1,293,442
Trade sales payable	614,467	805,037

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Trade sales revenue	$1,781,124	$1,481,948	$3,786,046	$4,358,626
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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of July 1, 2022	1,209,065	$2.07
Granted	—	—
Vested	(8,333)	1.22
Forfeited	(10,000)	3.03

Unvested as of September 30, 2022	1,190,732	$2.06

As of September 30, 2022, there was $1.6 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
(9) Income Taxes
The Company’s effective tax rate was (24)% and (171)% for the three months ended September 30, 2021 and 2022, respectively, and (27)% and (18)% for the nine months ended September 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.
(10) Earnings Per Share
Earnings per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Net income (loss) attributable to BBGI stockholders	$(1,620,323)	$498,068	$(11,988,021)	$(17,547,579)

Weighted-average shares outstanding:
Basic	29,254,609	29,546,324	29,263,963	29,445,998
Effect of dilutive restricted stock units and restricted stock	—	169,037	—	—

Diluted	29,254,609	29,715,361	29,263,963	29,445,998

Net income (loss) attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.06)	$0.02	$(0.41)	$(0.60)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 130,195 shares for the three months ended September 30, 2021 and 130,589 shares and 219,222 shares for the nine months ended September 30, 2021 and 2022, respectively.
(11) Related Party Transaction
Loan to Interactive Life, Inc.
In May 2022, the Company provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum with no cash payments due until the loan’s maturity in May 2024. Interactive Life, Inc. is controlled by Mr. Joseph Harb. The Company currently holds an investment in Quu, Inc., a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) Financial Instruments
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Notes, based on available market information, was $295.9 million and $223.3 million as of December 31, 2021 and September 30, 2022, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.
(13) Segment Information
The Company currently operates three operating segments (Audio, Digital, esports) and two reportable segments (Audio, Digital). The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, and Wilmington, DE. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate includes general and administrative expenses and certain other income and expense items not allocated to the operating segments.
Non-operating
corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive income (loss).

Reportable segment information for the three months ended September 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$52,995,670	$10,241,671	$585,947	$—	$63,823,288

Operating expenses	42,456,844	8,237,262	817,593	—	51,511,699
Corporate expenses	—	—	—	5,132,362	5,132,362
Depreciation and amortization	1,520,168	47,882	699,969	188,627	2,456,646

Operating income (loss)	$9,018,658	$1,956,527	$(931,615)	$(5,320,989)	$4,722,581

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$4,517,127	$25,959	$—	$191,949	$4,735,035
Reportable segment information for the three months ended September 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$54,043,650	$8,318,112	$541,173	$—	$62,902,935

Operating expenses	42,287,054	8,047,207	851,803	—	51,186,064
Corporate expenses	—	—	—	3,980,815	3,980,815
Depreciation and amortization	1,896,729	4,371	796,018	146,232	2,843,350

Operating income (loss)	$9,859,867	$266,534	$(1,106,648)	$(4,127,047)	$4,892,706

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,108,934	$—	$—	$42,029	$1,150,963

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information for the nine months ended September 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$153,778,711	$28,769,331	$1,805,964	$—	$184,354,006

Operating expenses	126,507,373	25,810,560	2,829,907	—	155,147,840
Corporate expenses	—	—	—	13,933,292	13,933,292
Depreciation and amortization	4,706,333	56,959	2,096,270	564,086	7,423,648
Impairment losses	10,476,323	—	—	—	10,476,323

Operating income (loss)	$12,088,682	$2,901,812	$(3,120,213)	$(14,497,378)	$(2,627,097)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$10,738,350	$36,785	$59,084	$398,693	$11,232,912
Reportable segment information for the nine months ended September 30, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$146,988,486	$22,065,183	$1,636,011	$—	$170,689,680

Operating expenses	116,737,528	23,215,540	2,695,287	—	142,648,355
Corporate expenses	—	—	—	11,843,958	11,843,958
Depreciation and amortization	5,812,342	8,513	2,403,940	421,379	8,646,174
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$24,130,604	$(1,158,870)	$(3,463,216)	$(11,365,337)	$8,143,181

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$3,098,655	$87,432	$2,852	$515,811	$3,704,750
Reportable segment information as of September 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,657,853	$97,142	$71,488	$3,885,574	$55,712,057
FCC licenses	503,003,909	—	—	—	503,003,909
Goodwill	19,520,896	922,000	3,219,100	—	23,661,996
Other intangibles, net	1,874,274	1,032,231	18,657,255	179,663	21,743,423
Reportable segment information as of December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$45,696,008	$74,547	$21,644	$4,050,967	$49,843,166
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,974,093	—	20,543,451	179,663	22,697,207

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a multi-platform media company whose primary business is operating stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, and Wilmington, DE. We refer to each group of stations in each market as a market cluster. Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.

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

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its audio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the audio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the audio industry;

•	increases to royalties the Company pays to copyright owners or the adoption of legislation requiring royalties to be paid to record labels and recording artists;

•	the Company’s dependence on selected market clusters of stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the potential effects of hurricanes on the Company’s corporate offices and stations;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure;

•	the loss of key personnel;

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

Net Revenue. Our net revenue is primarily derived from the sale of commercial spots to advertisers directly or through national, regional or local advertising agencies. Revenues are reported at the amount we expect to be entitled to receive under the contract. Local revenue generally consists of commercial advertising sales, digital advertising sales and other sales to advertisers in a station’s local market, either directly to the advertiser or through the advertiser’s agency. National revenue generally consists of commercial advertising sales through advertiser agencies. National advertiser agencies generally purchase advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions.

Our net revenue is generally determined by the advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listener levels. Advertising rates are primarily based on the following factors:

•	a station’s audience share in the demographic groups targeted by advertisers as measured principally by periodic reports issued by Nielsen Audio;

•	the number of stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, audio advertising time; and

•	the size of the market.

Our net revenue is affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the audio industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our revenues typically are lowest in the first calendar quarter of the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

We use trade sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services; however, we endeavor to minimize trade revenue in order to maximize cash revenue from our available airtime.

We also continue to invest in digital support services to develop and promote our station websites, applications, and other distribution platforms. We derive revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our stations over the internet. We also generate revenue from selling third-party digital products and services.

Operating Expenses. Our operating expenses consist primarily of programming, engineering, sales, advertising and promotion, and general and administrative expenses incurred at our stations. We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters.

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

The fair values of the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%

Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of the FCC licenses. Therefore, we did not record any impairment losses related to FCC licenses during the third quarter of 2022.

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Atlanta, GA	$832,300	13.1%
Augusta, GA	6,113,075	57.1
Boston, MA	137,856,160	0.2
Charlotte, NC	56,418,151	9.4
Detroit, MI	29,978,201	8.2
Fayetteville, NC	8,974,679	9.3
Fort Myers-Naples, FL	9,131,300	—
Las Vegas, NV	33,655,100	—
Middlesex, Monmouth, Morristown, NJ	21,896,900	1.6
Philadelphia, PA	119,674,192	11.2
Tampa-Saint Petersburg, FL	61,787,351	16.7
Wilmington, DE	16,686,500	—

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

The fair values of the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL and Tampa-Saint Petersburg, FL market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

Interest rates in the U.S. economy continued to increase during the third quarter of 2022, however there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of goodwill. Therefore, we did not record any impairment losses related to goodwill during the third quarter of 2022.

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

Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no additional material changes to our critical accounting estimates during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2021 and 2022, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended September 30,		Change
	2021	2022	$	%
Net revenue	$62,902,935	$63,823,288	$920,353	1.5%
Operating expenses	51,186,064	51,511,699	325,635	0.6
Corporate expenses	3,980,815	5,132,362	1,151,547	28.9
Other income, net	12,186	1,166,430	1,154,244	9471.9
Income tax benefit	515,380	1,252,669	737,289	143.1
Net income (loss)	(1,620,323)	498,068	2,118,391	130.7

Results of Operations - Segments

	Three Months Ended September 30,		Change
	2021	2022	$	%
Net revenue
Audio	$54,043,650	$52,995,670	$(1,047,980)	(1.9)%
Digital	8,318,112	10,241,671	1,923,559	23.1
Other	541,173	585,947	44,774	8.3

	$62,902,935	$63,823,288	$920,353	1.5

Operating expenses
Audio	$42,287,054	$42,456,844	$169,790	0.4%
Digital	8,047,207	8,237,262	190,055	2.4
Other	851,803	817,593	(34,210)	(4.0)

	$51,186,064	$51,511,699	$325,635	0.6

Net Revenue. Net revenue increased $0.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Audio revenue decreased $1.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decrease in national agency revenue. Digital revenue increased $1.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to continued growth in the digital segment and the acquisition of Guarantee Digital, LLC (“Guarantee”).

Operating Expenses. Operating expenses for each segment during the three months ended September 30, 2022 were comparable to the same period in 2021. Digital operating expenses included an increase during the three months ended September 30, 2022 due to the acquisition of Guarantee.

Corporate Expenses. Corporate expenses increased $1.2 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decreased allocation of digital expenses to operating expenses and an increase in compensation.

Other Income, Net. We repurchased $5.0 million aggregate principal amount of our 8.625% senior secured notes due on February 1, 2026 (the “Notes”) for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the repurchases in the third quarter of 2022.

Income Tax Benefit. Our effective tax rate was approximately (24)% and (171)% for the three months ended September 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net income for the three months ended September 30, 2022 was $0.5 million compared to net loss of $1.6 million for the three months ended September 30, 2021, as a result of the factors described above.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2021 and 2022, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Nine Months Ended September 30,		Change
	2021	2022	$	%
Net revenue	$170,689,680	$184,354,006	$13,664,326	8.0%
Operating expenses	142,648,355	155,147,840	12,499,485	8.8
Corporate expenses	11,843,958	13,933,292	2,089,334	17.6
Impairment losses	—	10,476,323	10,476,323	—
Other operating income, net	400,000	—	(400,000)	(100.0)
Loss on extinguishment of long-term debt	4,996,731	—	(4,996,731)	(100.0)
Other income, net	58,679	1,357,512	1,298,833	2213.5
Income tax benefit	4,417,660	3,874,646	(543,014)	(12.3)
Net loss	12,117,270	17,547,579	5,430,309	44.8

Results of Operations - Segments

	Nine Months Ended September 30,		Change
	2021	2022	$	%
Net revenue
Audio	$146,988,486	$153,778,711	$6,790,225	4.6%
Digital	22,065,183	28,769,331	6,704,148	30.4
Other	1,636,011	1,805,964	169,953	10.4

	$170,689,680	$184,354,006	$13,664,326	8.0

Operating expenses
Audio	$116,737,528	$126,507,373	$9,769,845	8.4%
Digital	23,215,540	25,810,560	2,595,020	11.2
Other	2,695,287	2,829,907	134,620	5.0

	$142,648,355	$155,147,840	$12,499,485	8.8

Net Revenue. Net revenue increased $13.7 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Audio revenue increased $6.8 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to continued recovery from the COVID-19 pandemic. Digital revenue increased $6.7 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to continued growth in the digital segment and the acquisition of Guarantee.

Operating Expenses. Operating expenses increased $12.5 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Audio operating expenses increased $9.8 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to continued recovery from the COVID-19 pandemic. Digital operating expenses increased $2.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to continued investment in the digital segment and the acquisition of Guarantee.

Corporate Expenses. Corporate expenses increased $2.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a decreased allocation of digital expenses to operating expenses and an increase in compensation.

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

Loss on Extinguishment of Long-Term Debt. We recorded a loss on extinguishment of long-term debt of $5.0 million during the nine months ended September 30, 2021, resulting from the issuance of the Notes on February 2, 2021 and the use of proceeds to repay our credit facility.

Other Income, Net. In the third quarter of 2022, we repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the repurchases. In the third quarter of 2022, we repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the repurchases.

Income Tax Benefit. Our effective tax rate was approximately (27)% and (18)% for the nine months ended September 30, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the nine months ended September 30, 2022 was $17.5 million compared to a net loss of $12.1 million for the nine months ended September 30, 2021, as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and cash on hand. Our primary liquidity needs have been, and for the next 12 months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our audio towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of Notes under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

In the third quarter of 2022, we repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the repurchases. In the second quarter of 2022, we repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the repurchases.

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid $0.1 million to repurchase 72,777 shares during the nine months ended September 30, 2022. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•	internally generated cash flow;

•	additional borrowings or notes offerings, to the extent permitted under the Indenture governing our Notes; and

•	additional equity offerings.

We believe we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next 12 months and thereafter. However, poor financial results or unanticipated expenses could give rise to default under the Notes, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of September 30, 2022.

Cash Flows. The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2021 and 2022 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of this report.

	Nine Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$(5,977,001)	$2,291,387
Net cash used in investing activities	(342,250)	(12,033,625)
Net cash provided by (used in) financing activities	33,701,577	(8,787,536)

Net increase (decrease) in cash and cash equivalents	$27,382,326	$(18,529,774)

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $2.3 million during the nine months ended September 30, 2022, as compared to net cash used in operating activities of $6.0 million during the nine months ended September 30, 2021. Significant factors affecting the $8.3 million increase in net cash provided by operating activities included a $17.2 million increase in cash receipts from revenue and a $4.6 million decrease in cash paid for operating expenses, partially offset by an $11.1 million increase in interest payments and a $2.3 million increase in cash paid for corporate expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2022 included payments of $11.2 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee, partially offset by proceeds of $1.2 million from a station disposition. Net cash used in investing activities for the same period in 2021 included payments of $3.7 million for capital expenditures, partially offset by proceeds of $3.0 million from life insurance.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2022 included Notes repurchases of $8.7 million. Net cash provided by financing for the same period in 2021 included proceeds of $300.0 million from the issuance of the Notes and proceeds from a $10.0 million loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by credit facility and promissory note repayments of $263.5 million, the repayment of a $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the Notes.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2022	—	—	—	—
August 1 – 31, 2022	1,954	$1.22	—	—
September 1 – 30, 2022	—	—	—	—

Total	1,954

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended September 30, 2022 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 7, 2022	/s/ Caroline Beasley
	Name:	Caroline Beasley
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 7, 2022	/s/ Marie Tedesco
	Name:	Marie Tedesco
	Title:	Chief Financial Officer (principal financial and accounting officer)