Form 10-K
period 2022-12-31
BEASLEY BROADCAST GROUP INC
filed 2023-03-27
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Act).    Yes  ☐
No
  ☒
As of June 30, 2022, the aggregate market value of the Class A Common Stock held by non-affiliates
of the registrant was $11,873,813 based on the number of shares outstanding as of such date and the closing price of $1.28 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.
Class A Common Stock, $.001 par value, 13,125,982 Shares Outstanding as of March 17, 2023
Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of March 17, 2023
Documents Incorporated by Reference
Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio, digital and esports platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our stations in clusters to capture a variety of demographic listener groups, which we believe enhances our stations’ appeal to a wide range of advertisers. Current rules and regulations of the Federal Communications Commission (“FCC”) do not permit us to add more AM or FM stations to our Augusta, GA and Philadelphia, PA market clusters, or more FM stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV and Tampa-Saint Petersburg, FL market clusters.

The primary source of revenue for our stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

We own the Houston Outlaws, an esports team that competes in the Overwatch League, and an esports team that competes in the Rocket League. Ownership of the Houston Outlaws partners us with Blizzard Entertainment and its parent company, Activision Blizzard, a leading global developer and publisher of interactive entertainment content and services.

Competition

The radio broadcasting industry is highly competitive. Our stations compete for listeners and advertising revenue with other stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media, including digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement. Competition for advertising revenues also comes directly from competitors such as Amazon, Apple, Facebook and Google.

The following are some of the factors that we believe are important to a station’s competitive position: (i) audience ratings; (ii) program content; (iii) management experience; (iv) sales experience; (v) audience characteristics; and (vi) the number and characteristics of other stations and other advertising media in the market area. We attempt to improve our competitive position with promotional campaigns aimed at the demographic groups targeted by our stations and by sales efforts designed to attract advertisers. We conduct extensive market research in an effort to enhance our audience ratings and, in certain circumstances, to identify opportunities to reformat stations to reach underserved demographic groups and increase advertising revenue.

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

FCC Licenses. Radio stations operate pursuant to licenses that are ordinarily granted by the FCC for renewable terms of eight years. A radio station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the period following the filing of renewal applications, petitions to deny license renewals can be filed by interested parties, including members of the public. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules that, when taken together, indicate a pattern of abuse. Historically, FCC licenses have generally been renewed. The most recent renewal cycle started in June 2019 and concluded in April 2022. All of our radio stations’ licenses were renewed for full eight-year terms. The next renewal cycle will begin in June 2027. The non-renewal, or renewal with substantial conditions or modification, of one or more of our licenses could have a material adverse effect on our business.

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

Rules and Regulations Regarding Indecency, Sponsorship ID and EAS Signals. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $479,945 per incident and $4,430,255 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

FCC regulations require a radio station to include an on-air announcement that identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In April 2021, the FCC adopted rules that require broadcast stations to disclose when foreign governmental entities have paid a station, directly or indirectly, to broadcast programming under a lease time agreement. Radio stations are required to take certain actions to determine if an entity leasing airtime from it is covered by the new rules. The National Association of Broadcasters (the “NAB”) filed an appeal of the new rules, and in July 2021, the DC Circuit Court of Appeals struck down one aspect of the new rules that would have required stations to independently check certain government databases to determine if entities leasing programming were listed. In October 2021, the FCC adopted a new rulemaking proceeding that would require broadcasters to follow a revised procedure to determine whether entities leasing airtime are foreign governmental entities and to upload certifications to their online public files. The NAB and others have opposed the revised proposal, which is currently pending.

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

For stations located in a market in which the Nielsen Audio ratings service provides ratings, the definition of “radio market” is based on the radio market to which BIA Kelsey reports assign the affected radio stations. For stations that are not in a Nielsen Audio market, the market definition is based on technical service areas. The FCC’s rules also provide that parties which own groups of radio stations that comply with the previous (contour-based) multiple ownership rules, but do not comply with the current limits, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in one of our current markets may be limited.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules and determine if the rules remain necessary in the public interest as a result of competition. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership orders issued by the FCC. In an Order adopted in September 2019, the Third Circuit vacated the FCC’s November 2017 Reconsideration Order. The FCC and the intervenors petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, in November 2019, a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules was issued. In April 2021, the Supreme Court in a unanimous decision reinstated the FCC’s 2017 Reconsideration Order, which resulted in the elimination of the newspaper-broadcast and radio television cross-ownership rules and changes to the local television ownership rule. In June 2021, the FCC’s Media Bureau issued an Order formally implementing the changes reflected in the November 2017 Reconsideration Order. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. Because of the rule changes implemented as a result of the Supreme Court decision, in 2021, the Media Bureau asked parties to update the record in the currently pending 2018 quadrennial review. Although the 2018 quadrennial review is still pending, in December 2022, the FCC issued a public notice to begin its statutorily mandated 2022 quadrennial review. The FCC has requested comments to address the impact of the local radio multiple ownership rule as well as the local TV ownership rule on competition and whether the rules continue to be in the public interest.

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

We are subject to several laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the areas of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Our websites are also subject to regulation relating to acquisition of personal information from children under the age of 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). Additional federal, state, and territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

HD Radio

Several years ago, the FCC selected In-Band On-Channel technology as the exclusive technology for the introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations. In November 2022, the FCC released a Public Notice seeking public comment on petitions for rulemaking requesting it to adopt rule changes that would improve digital FM signal quality and coverage while minimizing harmful interference to adjacent-channel stations. We filed comments supporting the proposals.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Our net revenues are typically lowest in the first quarter and generally higher in the second and fourth quarters of the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

Human Capital Resources

As of March 17, 2023, we had a staff of 738 full-time employees and 355 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one station in Boston. The initial term of the collective bargaining agreement expired on July 16, 2021 however, it automatically renews for successive one-year periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

•

increased competition for advertising revenues with other radio stations, broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers and other forms of advertising;

•	increased competition for advertising revenues from Amazon, Apple, Facebook and Google; and

•	changes in government regulations and policies and actions of federal regulatory bodies, including the FCC, Internal Revenue Service, the Department of Justice, and the Federal Trade Commission.

The main source of our revenue is the sale of advertising. Our ability to sell advertising can be affected by, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of the programming offered by our stations;

•	changes in population, demographics or audience preferences in the areas where our stations are located;

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

Further, our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats and the retail cycle. This seasonality causes, and will likely continue to cause, a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties, political action committees and special interest groups. This political spending typically is heaviest during the fourth quarter of such years.

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

Our stations may not be able to compete effectively in their respective markets for advertising revenues, which could adversely affect our revenue and cash flows.

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our stations compete for audiences and advertising revenues within their respective markets directly with other stations, as well as with other media platforms and companies selling digital advertising. These other media platforms include broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers, podcasts and other forms of advertising. Our radio stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Facebook and Google.

Our stations could suffer a reduction in audience ratings or advertising revenue and could incur increased promotional and other expenses if:

•	another station in a market was to convert its programming to a format similar to, and thereby compete more directly with, one of our stations;

•	a new station was to adopt a comparable format or if an existing competitor were to improve its audience share; or

•	a current or new advertising alternative increased its share of local or national advertising revenue.

Other radio broadcasting companies may enter into markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. As a result, our stations may not be able to maintain or increase their current audience ratings and advertising revenues.

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

Our success is dependent upon audience acceptance of our content, particularly our audio programs, which is difficult to predict.

Media and audio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a audio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict.

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

•

vehicles equipped with dashboards that provide internet connectivity that increase the number of audio and video platforms available in vehicles (e.g., ATSC 3.0 technology) or that eliminate certain older technologies such as AM radio.

These and other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

Such new media and technology has resulted in increased fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have across our business or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms have increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.

We are dependent on federally issued licenses to operate our stations and are subject to extensive federal regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us. All our station licenses were renewed for full eight-year terms in the most recent renewal cycle, which concluded in August 2022.

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions, and in certain circumstances, could require us to divest one or more stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore, they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our stations and could have a material adverse effect on us. In addition, the FCC has recently increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received, requiring all radio stations to maintain online public inspection files hosted on an FCC database that is easily accessible by members of the public and the FCC, and prohibiting the transmission of EAS tones or simulations thereof in the absence of an actual emergency or authorized test. Moreover, these FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on us.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, or renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines are $479,945 per incident and $4,430,255 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts a review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

We may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our business and results of operations could be materially adversely affected.

The royalties we pay to copyright owners could increase significantly, and proposed legislation could require radio broadcasters to pay royalties to record labels and recording artists.

We pay royalties to copyright owners of musical compositions (typically song composers and publishers) whenever we broadcast or stream musical compositions. These royalties are paid through ASCAP, BMI, SESAC, GMR, and Sound Exchange. The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, legislation has been previously introduced in Congress that would require radio broadcasters to pay a performance royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to performance fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

We depend on selected market clusters of stations for a material portion of our net revenue.

The stations located in Boston, MA, Detroit, MI and Philadelphia, PA contributed 58% of our net revenue in 2022. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our results from operations, cash flows or financial position.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. Credit risk on our receivables is heightened during periods of uncertain economic conditions, and there can be no assurance that our procedures to monitor and limit exposure to credit risk will be effective and enable us to avoid losses, which could have a material adverse effect on our results from operations, cash flows or financial position. We also maintain reserves to cover the uncollectibility of a portion of our accounts receivable, however, the estimate which is based on current information may differ from actual results.

A future impairment of our FCC licenses and/or goodwill could adversely affect our operating results.

As of December 31, 2022, our FCC licenses and goodwill represented 70% of our total assets. We are required to test our FCC licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses and/or goodwill might be impaired, and we have, from time to time, recorded impairment charges as a result of such tests. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses and/or goodwill might be impaired. If we determine it is more likely than not that our FCC licenses and/or goodwill are impaired, then we are required to perform a quantitative impairment test. The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations and financial condition. For further discussion, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our equity. As of December 31, 2022, we had long-term debt of $290.0 million and equity of $223.5 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our corporate offices and several of our stations are located in areas that could be affected by hurricanes.

Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and stations located in Fort Myers and Tampa. These stations contributed 13% of our net revenue in 2022. Although the 2022 hurricane season did not have a material impact on our operations, our corporate offices and our stations located in Florida and other stations located along the east coast of the United States have been materially affected by hurricanes in the past and may be materially affected in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

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

We may lose key executives and other key employees, including on-air talent, to competing stations or other types of media competitors.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees. The unique combination of skills and experience possessed by our key executives would be difficult to replace, and the loss of a key executive could impair our ability to execute our operating and acquisition strategies.

In addition, we compete for creative and performing on-air talent with other stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, digital, satellite and cable television, video streaming services, the internet, podcast producers and satellite radio. Our ability to attract and retain key personnel is an important aspect of our competitiveness. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which would negatively impact our business, financial condition or results of operations.

Our success depends on our ability to identify, consummate and integrate acquired stations.

As part of our strategy, we have pursued, and may continue to pursue, acquisitions of additional stations. Radio broadcasting is a rapidly consolidating industry with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete with many other buyers for the acquisition of stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. FCC ownership rules limit the number of stations that an entity can own in specific local markets, and in certain markets, we do not have room to acquire additional stations. As a result, our ability to identify and consummate future acquisitions is uncertain.

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

We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions. The failure to identify, consummate and integrate acquired stations could have a material adverse effect on our financial condition, results of operations and cash flows.

The Beasley family controls Beasley Broadcast Group, Inc. and members of the Beasley family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

The Beasley family, which includes Caroline Beasley, our Chief Executive Officer and a member of our board of directors, Bruce Beasley, our President and a member of our board of directors, and Brian Beasley, our Chief Operating Officer and a member of our board of directors, is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of the Beasley family, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A common stock that members of the Beasley family beneficially own represent 94% of the total voting power of all classes of our common stock. The Beasley family will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, fourth amended and restated bylaws or applicable law.

Historically, we have entered into certain transactions with members of the Beasley family and affiliated entities that may conflict with the interests of our stockholders now or in the future. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Related Party Transactions” and Note 18 to the accompanying financial statements.

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

Due to their large beneficial ownership of our Class B and Class A common stock, members of the Beasley family control the decision whether any change of control of the Company will occur. Moreover, some provisions of our amended certificate of incorporation, fourth amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire control of us, even if a change of control could be beneficial to you. In addition, the Communications Act and FCC rules and policies limit the number of stations that one individual or entity can own, directly or by attribution, in a market. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review its media ownership rules quadrennially and determine if the rules remain necessary in the public interest as a result of competition. FCC approval for transfers of control of FCC licensees and assignments of FCC licenses are also required. Because of the limitations and restrictions imposed on us by these provisions and regulations, the trading price of our Class A common stock may be adversely affected.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

As of March 17, 2023, we own or lease property in the following locations:

Location	Description	Owned/Leased
Atlanta, GA	Office space for stations	Third-party lease
Augusta, GA	Office space for stations	Owned
	Land for office space	Related party lease
Boston, MA	Office space for stations	Third-party lease
Camden, NJ	Office space for station	Owned
	Land for office space	Related party lease
Charlotte, NC	Office space for stations	Third-party lease
Detroit, MI	Office space for stations	Owned
Estero, FL	Office space for stations	Related party lease
Fayetteville, NC	Office space for stations	Related party lease
Las Vegas, NV	Office space for stations	Related party lease
Middlesex, NJ	Office space for stations	Owned
Monmouth, NJ	Office space for stations	Owned
Morristown, NJ	Office space for stations	Owned
Philadelphia, PA	Office space for stations	Third-party lease
Tampa, FL	Office space for stations	Third-party lease
Wilmington, DE	Office space for station	Third party lease

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

Holders

As of March 17, 2023, there were approximately 137 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The number of holders of Class A common stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

In response to the COVID-19 pandemic, our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2022	—	—	—	$—
November 1 – 30, 2022	—	—	—	—
December 1 – 31, 2022	24,336	$1.06	—	—

Total	24,336

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended December 31, 2022 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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

COVID-19 Pandemic

Beginning in early 2020, we were impacted by deteriorating general economic conditions resulting from the COVID-19 pandemic that caused a downturn in the advertising industry. The decreased demand for advertising materially negatively impacted our results of operations, liquidity and financial condition in 2020, and to a lesser extent, in 2021 and 2022. In response to the COVID-19 pandemic, beginning in March 2020, we implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives reduced our expenses throughout the remainder of 2020, and certain of these expense reductions continued during 2021 and 2022. Our board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of our stockholders.

The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments, which are uncertain and unpredictable. Accordingly, it is reasonably possible that these uncertainties could materially impact the Company’s significant accounting estimates related to, but not limited to, allowance for doubtful accounts, impairment of Federal Communications Commission (“FCC”) licenses and goodwill, and determination of right-of-use assets.

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

•	external economic forces that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its audio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the audio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the audio industry;

•	increases to royalties the Company pays to copyright owners or the adoption of legislation requiring royalties to be paid to record labels and recording artists;

•	the Company’s dependence on selected market clusters of stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the potential effects of hurricanes on the Company’s corporate offices and stations;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure and information systems;

•	the loss of key personnel;

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

Accounts Receivable. We continually evaluate our ability to collect our accounts receivable. Our ongoing evaluation includes review of specific accounts at our stations, the current financial condition of our customers and our historical write-off experience. This ongoing evaluation requires management judgment, and if we had made different assumptions about these factors, the allowance for doubtful accounts could have been materially different.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2022. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2022, FCC licenses with an aggregate carrying amount of $487.2 million represented 68% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. In 2022, we elected to perform the quantitative impairment test for our FCC licenses in all markets. The quantitative impairment test compares the fair value of our FCC licenses with their carrying amounts. If the carrying amounts of the FCC licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.

Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks associated with the U.S. economy. The fair values of our FCC licenses were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%

Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however, there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of the FCC licenses. Therefore, we did not record any impairment losses related to FCC licenses during the third quarter of 2022.

We performed the annual quantitative impairment test for our FCC licenses in all markets during the fourth quarter of 2022. As a result of the quantitative impairment test performed as of November 30, 2022, we recorded impairment losses of $19.2 million related to the FCC licenses in our Boston, MA, Charlotte, NC, Fort Myers-Naples, FL, Middlesex-Monmouth-Morristown, NJ, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. The fair values of our FCC licenses were estimated using an income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.3% - 2.7%
Market revenue shares at maturity	0.7% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	9.5%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Atlanta, GA	$832,300	54.5%
Augusta, GA	6,113,075	5.5
Boston, MA	125,394,900	—
Charlotte, NC	53,726,600	—
Detroit, MI	29,978,201	6.9
Fayetteville, NC	8,974,679	0.4
Fort Myers-Naples, FL	7,160,900	—
Las Vegas, NV	37,080,600	0.8
Middlesex, Monmouth, Morristown, NJ	21,735,200	—
Philadelphia, PA	119,674,192	6.6
Tampa-Saint Petersburg, FL	61,787,351	4.8
Wilmington, DE	14,791,800	—

Goodwill. As of December 31, 2022, goodwill with an aggregate carrying amount of $13.3 million represented 2% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our market clusters and esports segment as our reporting units.

Due to an increase in interest rates in the U.S. economy, we tested our goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, we recorded impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our goodwill due to certain risks associated with the U.S. economy. The fair values of our goodwill were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

Interest rates in the U.S. economy continued to increase during the third quarter of 2022, however, there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of goodwill. Therefore, we did not record any impairment losses related to goodwill during the third quarter of 2022.

We performed the annual quantitative impairment test for our goodwill in all markets during the fourth quarter of 2022. As a result of the quantitative impairment test, we recorded an impairment loss of $8.9 million related to the goodwill in our Boston, MA market cluster. The impairment loss was primarily due to a decrease in projected revenue in Boston. The fair value of our goodwill was estimated using an income approach. The key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	0.5% - 11.4%
Operating income margin	13.1%
Discount rate	9.5%

In addition, as a result of a quantitative impairment test in the esports segment, we recorded an impairment loss of $1.5 million related to the goodwill in the esports segment. The impairment loss was primarily due to a decrease in projected revenue in the esports segment.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses and goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheets, we may recognize future impairment charges, the amount of which may be material. For example, if the discount rate used in our discounted cash flow analyses was increased to 10.0% without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $20.5 million related to the FCC licenses in each of our market clusters except Atlanta, GA.

Other Intangibles. As of December 31, 2022, other intangibles with an aggregate carrying amount of $8.2 million represented 1% of our total assets. Other intangibles include advertiser relationships, franchise rights, trade names, and brands. For the purpose of testing other intangibles for impairment, we have identified our market clusters, and digital and esports segments as our reporting units. We performed a quantitative impairment test for our franchise rights in the esports segment as of December 31, 2022. As a result of the test, we recorded an impairment loss of $12.8 million. The impairment loss was primarily due to a decrease in projected revenue in the esports segment. The fair values of the franchise rights were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected revenue, projected growth rate for revenue, projected operating income margins, and a discount rate appropriate for the esports industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate(s)	3.0% - 25.0%
Operating income margin(s)	(22.3)% - 43.5%
Discount rate	20.0%

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following summary table presents a comparison of our results of operations for the years ended December 31, 2021 and 2022, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

Results of Operations — Consolidated

	Year Ended December 31,		Change
	2021	2022	$	%
Net revenue	$241,426,308	$256,381,018	$14,954,710	6.2%
Operating expenses	199,470,185	213,236,063	13,765,878	6.9
Corporate expenses	16,578,046	18,001,359	1,423,313	8.6
Impairment losses	—	52,874,470	52,874,470	—
Gain on exchange	—	3,350,539	3,350,539	—
Other operating income, net	400,000	—	(400,000)	(100.0)
Loss on extinguishment of long-term debt	4,996,731	—	(4,996,731)	(100.0)
Gain on forgiveness of long-term debt	10,000,000	—	(10,000,000)	(100.0)
Other income, net	68,437	1,382,322	1,313,885	1919.8
Income tax benefit	5,321,630	17,787,434	12,465,804	234.2
Net loss	1,535,094	42,057,430	40,522,336	2639.7

Results of Operations — Segments

	Year Ended December 31,		Change
	2021	2022	$	%
Net revenue
Audio	$206,460,883	$213,036,307	$6,575,424	3.2%
Digital	32,743,850	40,755,164	8,011,314	24.5
Other	2,221,575	2,589,547	367,972	16.6

	$241,426,308	$256,381,018	$14,954,710	6.2

Operating expenses
Audio	$163,639,369	$173,011,492	$9,372,123	5.7%
Digital	32,355,572	36,398,687	4,043,115	12.5
Other	3,475,244	3,825,884	350,640	10.1

	$199,470,185	$213,236,063	$13,765,878	6.9

Net Revenue. Net revenue increased $15.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Audio revenue increased $6.6 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to recovery from the COVID-19 pandemic and political advertising for the 2022 elections. Digital revenue increased $8.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to continued growth in the digital segment and the acquisition of Guarantee Digital, LLC (“Guarantee”).

Operating Expenses. Operating expenses increased $13.8 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Audio operating expenses increased $9.4 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to recovery from the COVID-19 pandemic. Digital operating expenses increased $4.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to continued investment in the digital segment and the acquisition of Guarantee.

Corporate Expenses. Corporate expenses increased $1.4 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a decreased allocation of digital expenses to operating expenses.

Impairment Losses. As a result of our annual quantitative impairment tests performed during the fourth quarter of 2022, we recorded impairment losses of $19.2 million related to the FCC licenses in our Boston, MA, Charlotte, NC, Fort Myers-Naples, FL, Middlesex-Monmouth-Morristown, NJ, and Wilmington, DE market clusters, an impairment loss of $8.9 million related to the goodwill in our Boston, MA market cluster and an impairment loss of $1.5 million related to goodwill in the esports segment. The impairment losses were primarily due to a decrease in projected revenue in these markets and the esports segment. We also performed a quantitative impairment test for our franchise rights in the esports segment during the fourth quarter of 2022. As a result of the test, we recorded an impairment loss of $12.8 million primarily due to a decrease in projected revenue in the esports segment. Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses and goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters and impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses and goodwill due to certain risks associated with the U.S. economy. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

Gain on Exchange. On December 22, 2022, we completed an asset exchange with Audacy Nevada, LLC, pursuant to which we agreed to exchange all of the assets used or useful in the operations of KDWN-AM in Las Vegas, NV for all of the assets used or useful in the operations of KXTE-FM in Las Vegas, NV. As a result of the exchange, we recorded a gain on exchange of $3.4 million in 2022.

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

Loss on Extinguishment of Long-Term Debt. We recorded a loss on extinguishment of long-term debt of $5.0 million during the year ended December 31, 2021, resulting from the issuance of the secured notes on February 2, 2021 and the use of proceeds to refinance in full our previously oustanding credit facility.

Gain on Forgiveness of Long-Term Debt. We recorded a gain on forgiveness of long-term debt of $10.0 million during the year ended December 31, 2021, resulting from forgiveness of the PPP loan in November 2021, as described in “Liquidity and Capital Resources — PPP Loan” below.

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

Income Tax Benefit. Our effective tax rate was approximately (79)% and (30)% for the year ended December 31, 2021 and 2022, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the year ended December 31, 2022 was $42.1 million compared to a net loss of $1.5 million for the year ended December 31, 2021, as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity is internally generated cash flow and cash on hand. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

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

Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to refinance in full our previously outstanding credit facility, to repay a previously outstanding promissory note and loan from George Beasley (see Note 10 to the accompanying financial statements) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

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

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid $0.1 million to repurchase 97,113 shares during the year ended December 31, 2022. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of December 31, 2022.

Cash Flows. The following summary table presents a comparison of our cash flows for the years ended December 31, 2021 and 2022 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2021	2022
Net cash provided by (used in) operating activities	$(1,907,227)	$11,147,084
Net cash used in investing activities	(1,136,268)	(14,177,688)
Net cash provided by (used in) financing activities	33,662,705	(8,813,385)

Net increase (decrease) in cash and cash equivalents	$30,619,210	$(11,843,989)

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $11.1 million during the year ended December 31, 2022, as compared to net cash used in operating activities of $1.9 million during the year ended December 31, 2021. Significant factors affecting the $13.1 million increase in net cash provided by operating activities included a $15.5 million increase in cash receipts from revenue and a $10.5 million decrease in cash paid for operating expenses, partially offset by an $11.1 million increase in interest payments and a $1.6 million increase in cash paid for corporate expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the year ended December 31, 2022 included payments of $13.4 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee, partially offset by proceeds of $1.2 million from a station disposition. Net cash used in investing activities for the same period in 2021 included payments of $4.5 million for capital expenditures, partially offset by proceeds of $3.0 million from life insurance.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities during the year ended December 31, 2022 included Notes repurchases of $8.7 million. Net cash provided by financing activities for the same period in 2021 included proceeds of $300.0 million from the issuance of the Notes and proceeds from the $10.0 million PPP loan, partially offset by credit facility and promissory note repayments of $263.5 million, repayment of the $5.0 million loan provided by George Beasley, and payments of $7.6 million for debt issuance costs related to the Notes.

Related Party Transactions

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on May 31, 2023. Rental expense was $0.3 million for the year ended December 31, 2022.

Beasley Family Properties, LLC

On September 30, 2021, the office space leased from GGB Estero, LLC for our stations in Fort Myers, FL was transferred to Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for the year ended December 31, 2022.

Beasley Family Towers, LLC

We lease towers for 16 stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.8 million for the year ended December 31, 2022.

We lease office space for our stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for the year ended December 31, 2022.

GGB Augusta, LLC

We lease land for our stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on November 1, 2023. Rental expense was approximately $48,000 for the year ended December 31, 2022.

GGB Las Vegas, LLC

We lease office space for our stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for the year ended December 31, 2022.

Wintersrun Communications, LLC

We sold a tower for one station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2045. The lease met the criteria to be recorded as a finance lease, however based on the terms of the lease agreement the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use asset is depreciated. Rental expense was $0.1 million for the year ended December 31, 2022.

We lease a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2022.

Loan to Interactive Life, Inc.

In May 2022, we provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum with no cash payments due until the loan’s maturity in May 2024. Interactive Life, Inc. is controlled by Mr. Joseph Harb. We currently hold an investment in Quu, Inc., a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

Inflation

For the years ended December 31, 2021 and 2022, inflation has affected our performance in terms of higher costs for operating expenses, however, the exact impact cannot be reasonably determined.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BEASLEY BROADCAST GROUP, INC.

Crowe LLP Independent Member Crowe Global
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.
Naples, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

FCC Licenses Impairment Assessment — Radio Reporting Units
As disclosed in Note 5 to the consolidated financial statements, the Company’s consolidated FCC licenses balance was $487.2 million as of December 31, 2022. During the year ended December 31, 2022, the Company recorded impairment on FCC licenses of $23.8 million. Management performs an annual impairment test during the fourth quarter of each year which includes a qualitative assessment as to whether it is more likely than not that an FCC license is impaired. During 2022, management elected to bypass the qualitative assessment and perform a quantitative assessment for all radio reporting units. FCC licenses are assessed for recoverability at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to revenue growth rates, the market share at maturity and operating income margins at maturity of an average station within a market based upon market size and station type and the discount rate.
We considered auditing the impairment of FCC licenses to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments, and assumptions, as well as significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data and the use of valuation specialists.
Our audit procedures related to impairment of FCC licenses included the following:

a.	Evaluated management’s judgments in their assessment of changes in market conditions or events, or other changes in circumstances that indicate an impairment of FCC licenses may be present.

b.	Tested the reliability, appropriateness of aggregation, and relevance of underlying data used in the valuation model.

c.	Evaluated the appropriateness of valuation model used and the application of certain assumptions in the valuation model, and recalculated the discounted cash flow schedules.

d.
Evaluated the significant assumptions used by management, including revenue growth rates, the market share at maturity and operating income margins at maturity of an average station within a market based upon market size and station type and the discount rate.. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

e.	Utilized valuation specialists to assist in evaluating certain assumptions applied in the valuation model.
Other Intangibles Impairment Assessment — Franchise Rights
As disclosed in Note 7 to the consolidated financial statements, the Company’s franchise rights balance was $4.7 million as of December 31, 2022. During the year ended December 31, 2022, the Company recorded impairment on franchise rights of $12.8 million. The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment of the asset group which the Company believes is the lowest applicable level for which there are identifiable cash flows. The Company reviews franchise rights for impairment indicators whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
During 2022, management performed a qualitative assessment and identified a triggering event that indicated franchise rights may be impaired; therefore, management performed a quantitative assessment. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the asset group level over the remaining useful life of the franchise rights, being the primary asset within the asset group. If the estimated undiscounted cash flows are not sufficient to recover the carrying value of the asset group, the Company then compares the carrying value of the asset group with its estimated fair value. The Company applies significant judgment in estimating the fair value of the asset group, based on historical and projected operating performance and industry information currently available. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value. Fair value of the franchise rights is estimated by management using an income approach. Management’s cash flow projections included significant judgments and assumptions relating to revenue and operating expenses over the projection period and to the discount rate.
We considered auditing the impairment of franchise rights to be a critical audit matter because of the significant judgment required by management to determine estimated cash flows and the discount rate (including the company-specific risk premium component). This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow analysis.
Our audit procedures related to impairment of franchise rights included the following:

a.	Evaluated management’s judgments in their assessment of ichanges in market conditions or events, or other changes in circumstances that indicate an impairment of franchise rights may be present.

b.	Tested the completeness, accuracy, appropriateness of aggregation, and the relevance and reliability of underlying data used in the valuation model based on the income approach.

c.	Evaluated the appropriateness of valuation model used and the application of certain assumptions in the valuation model, and recalculated the discounted cash flow schedules.

d.
Evaluated the significant assumptions used by management, including revenue and operating expense projections and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset group evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Additionally, we performed sensitivity testing on these assumptions

e.	Utilized valuation specialists to assist in evaluating the methodology used and certain assumptions applied in the valuation model.

/s/ Crowe LLP
We have served as the Company’s auditor since 2006.
Fort Lauderdale, Florida
March 27, 2023

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,378,642	$39,534,653
Accounts receivable, less allowance for doubtful accounts of $1,720,477 in 2021 and $1,876,751 in 2022	53,378,437	56,683,526
Prepaid expenses	4,044,056	5,078,231
Other current assets	3,397,418	4,364,120

Total current assets	112,198,553	105,660,530
Property and equipment, net	49,843,166	55,807,047
Operating lease right-of-use assets	34,155,175	38,478,756
Finance lease right-of-use assets	320,000	306,667
FCC licenses	508,413,913	487,249,798
Goodwill	28,596,547	13,265,460
Other intangibles, net	22,697,207	8,219,939
Other assets	5,863,501	5,955,158

Total assets	$762,088,062	$714,943,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,995,081	$19,344,621
Operating lease liabilities	7,693,831	8,166,394
Finance lease liabilities	1,945	—
Other current liabilities	29,811,226	29,183,630

Total current liabilities	44,502,083	56,694,645
Due to related parties	372,193	85,731
Long-term debt, net of current installments and unamortized debt issuance costs	293,789,892	285,472,107
Operating lease liabilities	28,747,450	37,485,602
Deferred tax liabilities	115,689,317	98,068,981
Other long-term liabilities	15,904,829	13,647,481

Total liabilities	499,005,764	491,454,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,249,312 issued and 12,696,857 outstanding in 2021; 16,763,227 issued and 13,113,659 outstanding in 2022	16,248	16,761
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2021 and 2022	16,662	16,662
Additional paid-in capital	150,896,611	151,948,310
Treasury stock, Class A common stock; 3,552,455 shares in 2021; 3,649,568 shares in 2022	(29,021,360)	(29,155,300)
Retained earnings	142,220,494	100,163,064
Accumulated other comprehensive (loss) income	(1,046,357)	499,311

Total stockholders’ equity	263,082,298	223,488,808

Total liabilities and stockholders’ equity	$762,088,062	$714,943,355

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2022
Net revenue	$241,426,308	$256,381,018

Operating expenses:
Operating expenses (including stock-based compensation of $317,938 in 2021 and $193,738 in 2022 and excluding depreciation and amortization shown separately below)	199,470,185	213,236,063
Corporate expenses (including stock-based compensation of $1,065,518 in 2021 and $865,165 in 2022)	16,578,046	18,001,359
Depreciation and amortization	11,309,995	9,920,546
FCC licenses impairment losses	—	23,799,383
Goodwill impairment losses	—	16,253,087
Other impairment losses	—	12,822,000
Gain on exchange	—	(3,350,539)
Gain on disposition	(191,988)	—
Other operating income, net	(400,000)	—

Total operating expenses	226,766,238	290,681,899

Operating income (loss)	14,660,070	(34,300,881)
Non-operating income (expense):
Interest expense	(26,456,236)	(26,914,045)
Loss on extinguishment of long-term debt	(4,996,731)	—
Gain on forgiveness of long-term debt	10,000,000	—
Other income, net	68,437	1,382,322

Loss before income taxes	(6,724,460)	(59,832,604)
Income tax benefit	(5,321,630)	(17,787,434)

Loss before equity in earnings of unconsolidated affiliates	(1,402,830)	(42,045,170)
Equity in earnings of unconsolidated affiliates, net of tax	(132,264)	(12,260)

Net loss	(1,535,094)	(42,057,430)
Earnings attributable to noncontrolling interest	129,249	—

Net loss attributable to BBGI stockholders	(1,405,845)	(42,057,430)
Other comprehensive loss:
Unrecognized actuarial gain on postretirement plan (net of income tax expense of $140,151 in 2021 and $542,438 in 2022)	380,262	1,545,668

Comprehensive loss	$(1,025,583)	$(40,511,762)

Net loss attributable to BBGI stockholders per Class A and B common share:
Basic and diluted	$(0.05)	$(1.43)
Weighted average shares outstanding:
Basic and diluted	29,263,987	29,473,989
See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock								Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital
	Class A		Class B			Treasury Stock		Retained		Noncontrolling	Total
	Shares	Amount	Shares	Amount		Shares	Amount	Earnings		Interest	Equity

Balances as of January 1, 2021	15,930,765	$15,930	16,662,743	$16,662	$154,004,965	(3,253,691)	$(28,187,857)	$143,304,213	$(1,426,619)	$(625,474)	$267,101,820
Stock-based compensation	318,547	318	—	—	1,383,138	—	—	—	—	—	1,383,456
Acquisition of noncontrolling interest	—	—	—	—	(4,490,130)	—	—	—	—	—	(4,490,130)
Adjustment from related party acquisition	—	—	—	—	(1,362)	—	—	—	—	—	(1,362)
Purchase of treasury stock	—	—	—	—	—	(298,764)	(833,503)	—	—	—	(833,503)
Net loss	—	—	—	—	—	—	—	(1,405,845)	—	(129,249)	(1,535,094)
Other comprehensive gain	—	—	—	—	—	—	—	—	380,262	—	380,262
Elimination of noncontrolling interest	—	—	—	—	—	—	—	322,126	—	754,723	1,076,849

Balances as of December 31, 2021	16,249,312	16,248	16,662,743	16,662	150,896,611	(3,552,455)	(29,021,360)	142,220,494	(1,046,357)	—	263,082,298
Stock-based compensation	513,915	513	—	—	1,058,390	—	—	—	—	—	1,058,903
Adjustment from related party acquisition	—	—	—	—	(6,691)	—	—	—	—	—	(6,691)
Purchase of treasury stock	—	—	—	—	—	(97,113)	(133,940)	—	—	—	(133,940)
Net loss	—	—	—	—	—	—	—	(42,057,430)	—	—	(42,057,430)
Other comprehensive gain	—	—	—	—	—	—	—	—	1,545,668	—	1,545,668

Balances as of December 31, 2022	16,763,227	$16,761	16,662,743	$16,662	$151,948,310	(3,649,568)	$(29,155,300)	$100,163,064	$499,311	$—	$223,488,808

See accompanying notes to consolidated financial statements

4
3

BEASLEY BROADCAST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(1,535,094)	$(42,057,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,383,456	1,058,903
Provision for bad debts	(1,248,394)	1,108,840
Depreciation and amortization	11,309,995	9,920,546
FCC licenses impairment losses	—	23,799,383
Goodwill impairment losses		16,253,087
Other impairment losses		12,822,000
Gain on exchange	—	(3,350,539)
Gain on disposition	(191,988)	—
Amortization of loan fees	1,551,996	1,491,061
Loss on extinguishment of long-term debt	4,996,731	—
Gain on forgiveness of long-term debt	(10,000,000)	—
Deferred income taxes	(5,321,630)	(18,157,845)
Equity in earnings of unconsolidated affiliates	132,264	12,260
Change in operating assets and liabilities:
Accounts receivable	(4,734,620)	(4,413,929)
Prepaid expenses	(1,557,196)	(1,034,175)
Other assets	(143,084)	(639,724)
Accounts payable	(5,400,326)	12,349,540
Other liabilities	8,758,921	3,212,130
Other operating activities	91,742	(1,227,024)

Net cash provided by (used in) operating activities	(1,907,227)	11,147,084

Cash flows from investing activities:
Payment for acquisition	—	(2,000,000)
Capital expenditures	(4,498,768)	(13,363,000)
Proceeds from dispositions	362,500	1,185,312
Proceeds from life insurance	3,000,000	—

Net cash used in investing activities	(1,136,268)	(14,177,688)

Cash flows from financing activities:
Issuance of debt	310,000,000	—
Payments on debt	(268,500,000)	(8,677,500)
Payment of debt issuance costs	(7,604,215)	—
Reduction of finance lease liabilities	(70,171)	(1,945)
Purchase of treasury stock	(162,909)	(133,940)

Net cash provided by (used in) financing activities	33,662,705	(8,813,385)

Net increase (decrease) in cash and cash equivalents	30,619,210	(11,843,989)
Cash and cash equivalents at beginning of period	20,759,432	51,378,642

Cash and cash equivalents at end of period	$51,378,642	$39,534,653

Cash paid for interest	$14,704,713	$25,564,611

Cash paid for income taxes	$1,526,303	$1,550,250

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of noncontrolling interest	$4,490,130	$—

Extinguishment of trade sales payable	$934,500	$—

Class A common stock returned to treasury stock	$670,594	$—

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business
Beasley Broadcast Group, Inc. (the “Company” or “BBGI”) is a multi-platform media company
,
operating two
reportable business segments, whose primary business is operating radio stations throughout the United States. The Company offers local and national advertisers integrated marketing solutions across audio, digital and event platforms. The Company owns and operates stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, Tampa-Saint Petersburg, FL, and Wilmington, DE. The Company also operates an esports segment, however, it does not exceed the thresholds for separate disclosure.
COVID-19
Beginning in early 2020, the Company was impacted by deteriorating general economic conditions resulting from the
COVID-19
pandemic that caused a downturn in the advertising industry. The decreased demand for advertising materially negatively impacted the Company’s results of operations, liquidity and financial condition in 2020, and to a lesser extent, in 2021 and 2022. In response to the
COVID-19
pandemic, beginning in March 2020, the Company implemented certain expense control initiatives, such as reductions in compensation for management and other employees, reductions in planned capital expenditures, negotiated vendor pricing reductions, furloughs and headcount reductions for certain employees and suspensions of new employee hiring and travel and entertainment expenses. These initiatives reduced the Company’s expenses throughout the remainder of 2020, and certain of these expense reductions continued during 2021 and 2022. The Company’s board of directors also suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders.
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

(2)	Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries, including OutlawsXP, Inc. (“Outlaws”). As of January 1, 2021, the Company held an approximately 90% economic interest in Outlaws and an approximately 51%
economic interest in Renegades Holdings, Inc. (“Renegades”). On March 12, 2021, the Company entered into an agreement to exchange its ownership interest in Renegades for the interest held by Renegades in Outlaws. As a result of the exchange, Outlaws became a wholly owned subsidiary of the Company, and the Company no longer holds an economic interest in Renegades. Renegades was included in the financial statements of the Company up to the date of the exchange transaction. Net assets and results of operations for Outlaws and Renegades as of and for the years ended December 31, 2021 and 2022 were not significant. All significant inter-company transactions and balances have been eliminated.

4
5

Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include: (i) the amount of allowance for doubtful accounts; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing FCC licenses, goodwill and other intangibles for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use
assets (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the SERP. Actual results and outcomes may differ from management’s estimates and assumptions.
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
FCC Licenses
FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2021 and 2022. The weighted-average period before the next renewal of the Company’s FCC licenses is 6.0 years.
Goodwill
Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative

4
6

factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters and esports as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the year ended December 31, 2022. There were no changes in the carrying of goodwill for the year ended December 31, 2021.
Other Intangibles
Other intangibles include advertiser relationships, franchise rights and a trade name, which are amortized over their respective estimated useful lives and brands and other intangibles with indefinite lives which are not amortized. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters, digital, and esports as its reporting units. See Note 7 for changes in the carrying amount of other intangibles for the years ended December 31, 2021 and 2022.
Investments
Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis, which does not have a readily determinable fair value, and therefore, is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment. The carrying amount of the investment in QUU was $2.0 million as of December 31, 2021 and 2022.
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

4
7

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
Concentrations of Risk
Certain cash deposits with financial institutions may, at times, exceed FDIC insurance limits.
The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed
58
% of the Company’s net revenue in 2022. The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed

59
% of the Company’s net revenue in 2021.

4
8

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
Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.
Level 3 — Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that will require the measurement of all expected credit losses for financial assets, including accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued additional guidance that included a deferral of the effective date for smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted the guidance on January 1, 2023 however it does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

(3)	Acquisitions and Dispositions
On December 22, 2022, the Company completed an asset exchange with Audacy Nevada, LLC and Beasley Media Group, LLC under which the Company agreed to exchange all of the assets used or useful in the operations of
KDWN-AM
in Las Vegas, NV for all of the assets used or useful in the operations of
KXTE-FM
in Las Vegas, NV. On September 29, 2022, the Company also entered into a local marketing agreement (“LMA”) with Audacy Nevada, LLC and began operating
KXTE-FM
on November 14, 2022. The LMA ended on December 22, 2022. The assets received from the exchange did not meet the definition of a business under ASC 805. The exchange was accounted for in accordance with ASC
610-20
which resulted in the Company recognizing a gain for the difference between the fair value of the assets received and the carrying amount of the assets given.

4
9

The fair value of the assets received in the asset exchange was $5.8 million. The Company recorded a gain on exchange of $3.4 million.
The asset allocation is summarized as follows:

Property and equipment	$302,336
FCC license	5,451,000

Fair value of assets received	5,753,336
Carrying amount of assets of exchanged station	(2,402,797)

Gain on exchange	$3,350,539

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
The fair value of the FCC license was estimated using an income approach. The income approach measures the expected economic benefits the licenses provide and discounts these future benefits using discounted cash flow analyses. The discounted cash flow analyses assume that each license is held by a hypothetical start-up
station and the value yielded by the discounted cash flow analyses represents the portion of the station’s value attributable solely to its license. The discounted cash flow model incorporates variables such as market revenues; the projected growth rate for market revenues; projected market revenue share; projected station operating income margins; and a discount rate appropriate for the radio broadcasting industry. The variables used in the analyses reflect historical station and market growth trends, as well as anticipated station performance, industry standards, and market conditions. The discounted cash flow projection period of ten years was determined to be an appropriate time horizon for the analyses. Stable market revenue share and operating margins are expected at the end of year three (maturity). If different assumptions or estimates had been used in the income approach, the fair value of the FCC licenses could have been materially different. If actual results are different from assumptions or estimates used in the discounted cash flow analyses, the Company may incur impairment losses in the future and they may be material.
The key assumptions used in the valuation of the FCC license are as follows:

Revenue growth rates	0.3% - 1.5%
Market revenue shares at maturity	5.2%
Operating income margins at maturity	23.3%
Discount rate	9.5%
On June 22, 2022, the Company completed the acquisition of Guarantee Digital, LLC (“Guarantee”), a digital marketing agency, for $2.0 million in cash. The acquisition broadened the Company’s digital revenue base across the U.S. The acquisition was accounted for as a business combination. The final purchase price allocation was completed during the third quarter of 2022. The final purchase price allocation is summarized as follows:

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

(4)	Property and Equipment
Property and equipment is comprised of the following:

	December 31,		Estimated useful lives (years)
	2021	2022
Land	$13,342,547	$13,342,547	—
Buildings and improvements	31,716,052	39,350,594	15-30
Broadcast equipment	33,053,234	32,663,190	5-15
Transportation equipment	2,294,487	2,304,018	5
Office equipment	7,735,270	9,871,341	5-10
Construction in progress	2,878,319	649,321	—

	91,019,909	98,181,011
Less accumulated depreciation and amortization	(41,176,743)	(42,373,964)

	$49,843,166	$55,807,047

The Company recorded depreciation expense of $8.0 million and $6.9 million for the years ended December 31, 2021 and 2022, respectively.

(5)	FCC Licenses
Changes in the carrying amount of FCC licenses for the years ended December 31, 2021 and 2022 are as follows:

Balance as of January 1, 2021	$508,558,355
Disposition	(144,442)

Balance as of December 31, 2021	508,413,913
Asset exchange acquisition (see Note 3)	5,451,000
Asset exchange disposition (see Note 3)	(2,025,500)
Disposition (see Note 3)	(790,232)
Impairment losses (see below and also Note 3)	(23,799,383)

Balance as of December 31, 2022	$487,249,798

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
Due to an increase in interest rates in the U.S. economy, the Company tested its FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, the Company recorded impairment losses of $2.8 million related to the FCC licenses in its Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses due to certain risks associated with the U.S. economy. The fair values of the FCC licenses were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%
Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however, there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of the FCC licenses. Therefore, the Company did not record any impairment losses related to FCC licenses during the third quarter of 2022.
The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2022. As a result of the quantitative impairment test performed as of November 30, 2022, the Company recorded impairment losses of $19.2 million related to the FCC licenses in its Boston, MA, Charlotte, NC, Fort Myers-Naples, FL, Middlesex-Monmouth-Morristown, NJ, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. The fair values of the FCC licenses were estimated using an income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	0.3% - 2.7%
Market revenue shares at maturity	0.7% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	9.5%
On February 3, 2021, the Company completed the sale of
WHSR-AM
in West Palm Beach-Boca Raton, FL to a third party for $0.4 million. The sale included an FCC translator license with a carrying amount of $0.1 million.

(6)	Goodwill
Changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows:

Balance as of January 1, 2022	$28,596,547
Acquisition (see Note 3)	922,000
Impairment losses	(16,253,087)

Balance as of December 31, 2022	$13,265,460

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
Due to an increase in interest rates in the U.S. economy, the Company tested its goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment test performed as of June 30, 2022, the Company recorded impairment losses of $5.9 million related to the goodwill in its Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of goodwill due to certain risks associated with the U.S. economy. The fair values of the goodwill was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio operating income margins, and a discount rate appropriate for the audio broadcasting industry.
The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%
Interest rates in the U.S. economy continued to increase during the third quarter of 2022; however
,
there were no changes to the discount rate or any other items used in the discounted cash flow analyses to estimate the fair value of goodwill. Therefore, the Company did not record any impairment losses related to goodwill during the third quarter of 2022.
The Company performed the annual quantitative impairment test for its goodwill in all markets during the fourth quarter of 2022. As a result of the quantitative impairment test
,
the Company recorded an impairment loss of $8.9 million related to the goodwill in its Boston, MA market cluster. The impairment loss was primarily due to a decrease in projected revenue in
Boston. The fair value of its goodwill was estimated using an income approach. The key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	0.5% - 11.4%
Operating income margin	13.1%
Discount rate	9.5%
In addition, as a result of a quantitative impairment test in the esports segment, the Company recorded an impairment loss of $1.5 million related to the goodwill in the esports segment. The impairment loss was primarily due to a decrease in projected revenue in the esports segment.

5
3

(7)	Other Intangibles
Other

intangibles as of December 31, 2022 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(636,869)	$1,392,131	6-11
Franchise rights	4,739,523	—	4,739,523	10
Trade name	510,000	(33,202)	476,798	8

	7,278,523	(670,071)	6,608,452
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$8,890,010	$(670,071)	$8,219,939

Other intangibles as of December 31, 2021 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$1,464,000	$(454,731)	$1,009,269	11
Franchise rights	25,149,300	(5,072,849)	20,076,451	10

	26,613,300	(5,527,580)	21,085,720
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824

	$28,224,787	$(5,527,580)	$22,697,207

If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters, digital, and esports as its reporting units.
During the fourth quarter of 2022, the Company received information related to the franchise rights in the esports segment, and based on that information the Company concluded that the carrying amount of the franchise rights was not fully recoverable. Therefore, the Company performed a quantitative impairment test for its franchise rights as of December 31, 2022. As a result of the test, the Company recorded an impairment loss of

$12.8

million.

The fair values of the franchise rights were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected revenue, projected growth rate for revenue, projected operating income margins, and a discount rate appropriate for the esports industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rate(s)	3.0% - 25.0%
Operating income margin(s)	(22.3) % - 43.5%
Discount rate	20.0%

5
4

The Company recorded amortization expense of $3.2 million and $2.7 million for the years ended December 31, 2021 and 2022, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2023	$968,083
2024	968,083
2025	968,083
2026	968,083
2027	968,083
Thereafter	1,768,037

Total	$6,608,452

(8)	Other Assets
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

(9)	Other Current Liabilities
Other current liabilities are comprised of the following:

	December 31,
	2021	2022
Accrued interest	$10,781,250	$10,448,469
Accrued payroll expenses	7,066,169	5,121,950
Deferred revenue	3,085,370	4,696,989
Accrued digital expenses	3,946,288	3,028,440
Other accrued expenses	4,932,149	5,887,782

	$29,811,226	$29,183,630

5
5

(10)	Long-Term Debt
Long-term debt is comprised of the following:

	December 31,	December 31,
	2021	2022
Secured notes	$300,000,000	$290,000,000
Less unamortized debt issuance costs	(6,210,108)	(4,527,893)

	$293,789,892	$285,472,107

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625%
senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to refinance in full our previously outstanding credit facility, to repay a previously outstanding promissory note and loan from George Beasley (see Note 18) and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes. In connection with the issuance of the Notes and the repayment of the previously outstanding credit facility, the Company recorded a loss on extinguishment of long-term debt of
$5.0 million during the first quarter of 2021.
In the third quarter of 2022, the Company repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the repurchases. In the second quarter of 2022, the Company repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the repurchases.
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
As of December 31, 2020, the previously outstanding credit facility consisted of a term loan facility with a remaining balance of
$238.0 million and a revolving credit facility with an outstanding balance of $20.0 million and a maximum commitment of $20.0 million. The revolving credit facility carried interest, based on LIBOR, at 4.4% as of December 31, 2020. The term loan carried interest, based on LIBOR, at 5.25% as of December 31, 2020. As noted above, the credit facility was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.
On November 14, 2019, the Company acquired a majority interest in an esports team and issued a promissory note for $16.5 million to the seller. On June 30, 2020, the Company entered into an amendment to the

5
6

promissory note applicable to the remaining balance. As amended, the promissory note bore cash-pay
interest at
5
% per annum payable quarterly in arrears and additional
payment-in-kind
interest at
10
% per annum. The promissory note had a remaining balance of $
5.5
 million as of December 31, 2020. As noted above, the amended promissory note was repaid on February 2, 2021, using a portion of the proceeds from the Notes offering.

(11)	Leases
The Company leases office space, towers and office equipment. Discount rates are based on the Company’s incremental borrowing rate due to the rate implicit in the leases being not readily determinable. The Company used the current borrowing rate on its credit facility, adjusted for the effects of collateralization, to determine the various rates it would pay to finance similar transactions over similar time periods.
The following table summarizes lease information:

	Year ended December 31,
	2021	2022
Lease cost
Operating lease cost	$11,104,313	$11,974,079
Finance lease cost:
Amortization of right-of-use asset	13,334	—
Interest on lease liability	2,829	—
Short-term lease cost	29,100	29,880

Total lease cost	$11,149,576	$12,003,959

Other information
Operating cash flows from operating leases	$11,272,752	$11,665,909
Operating cash flows from finance lease	2,829	—
Financing cash flows from finance lease	70,171	—
Right-of-use assets obtained in exchange for new operating lease liabilities	8,220,577	13,383,043
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

December 31, 2022
Weighted-average remaining lease term — operating leases	7.0 years
Weighted-average remaining lease term — finance lease	23.0 years
Weighted-average discount rate — operating leases	8.9%
Weighted-average discount rate — finance lease	3.9%
As of December 31, 2022, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

2023	$11,764,630
2024	10,513,493
2025	9,705,251
2026	7,246,886
2027	5,715,981
Thereafter	20,780,380

Total lease payments	65,726,621
Less imputed interest	(20,074,625)

Present value of lease liabilities	$45,651,996

5
7

(12)	Employee Benefit Plans
Defined Contribution Plan
The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $19,500 and $20,500 (or $26,000 and $27,000 if aged 50 years or older) in 2021 and 2022, respectively. No employer matching contributions were made to the defined contribution plan in 2021 and 2022.
Supplemental Employee Retirement Plan
The benefit obligations related to the frozen SERP of $10.2 million and $8.0 million are reported in other long-term liabilities in the consolidated balance sheets as of December 31, 2021 and 2022, respectively. The Company contributed $0.5 million to the SERP in both 2021 and 2022.
The SERP is summarized as follows:

	Year ended December 31,
	2021	2022
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$10,805,326	$10,187,817
Interest cost	222,849	250,240
Actuarial (gain) loss	(348,736)	(1,990,024)
Benefits paid	(491,622)	(489,961)
Benefit obligation at end of year	$10,187,817	$7,958,072

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	491,622	489,961
Benefits paid	(491,622)	(489,961)

Fair value of plan assets at end of year	$—	$—

Funded status	$(10,187,817)	$(7,958,072)
Unrecognized net actuarial loss	1,418,856	(669,250)

Cumulative employer contributions in excess of the net periodic pension cost	$(8,768,961)	$(8,627,322)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(545,575)	$(562,238)
Noncurrent liabilities	(9,642,242)	(7,395,834)

Net amount recognized	$(10,187,817)	$(7,958,072)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gain) loss	$1,418,856	$(669,250)

Total (before tax effects)	$1,418,856	$(669,250)

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$10,187,817	$7,958,072
Accumulated benefit obligation	$10,187,817	$7,958,072

5
8

	Year ended December 31,
	2021	2022

Weighted-average assumptions for Disclosure
Discount rate	2.50%	4.90%
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Net periodic benefit cost
Interest cost	$222,849	$250,240
Recognized net actuarial (gain) loss	171,677	98,082

Net periodic benefit cost	$394,526	$348,322

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(348,736)	$(1,990,024)
Recognized net actuarial (gain) loss	(171,677)	(98,082)

Total recognized in other comprehensive income (before tax effects)	$(520,413)	$(2,088,106)

Total recognized in net cost and other comprehensive
income (before tax effects)	$(125,887)	$(1,739,784)

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$81,151	$—
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	2.10%	2.50%
Corridor	10.00%	10.00%
Average future working lifetime	5.43	4.99
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2020	MP-2021

Estimated Future Benefit Payments
2023	$562,238
2024	$595,397
2025	$618,116
2026	$618,092
2027	$610,066
2028-2032	$2,976,034

Contributions
Estimated contributions for 2023	$562,238

(13)	Stockholders’ Equity
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

5
9

From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. The Company paid $0.1 million to repurchase 97,113 shares in 2022.
In response to the
COVID-19
pandemic, the board of directors suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(14)	Revenue
Revenue is comprised of the following:

	Year ended December 31,
	2021	2022
Audio	$206,460,883	$213,036,307
Digital	32,743,850	40,755,164
Other	2,221,575	2,589,547

	$241,426,308	$256,381,018

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

	December 31,	December 31,
	2021	2022

Deferred revenue	$3,085,370	$4,696,989

	Year ended December 31,
	2021	2022

Losses on receivables	$2,064,164	$952,566
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

	December 31,	December 31,
	2021	2022
Trade sales receivable	$881,885	$1,564,054
Trade sales payable	614,467	806,162

	Year ended December 31,
	2021	2022
Trade sales revenue	$6,089,517	$5,862,351

Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content, except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. In general, the Company operates as the principal, however, after the acquisition of Guarantee, the Company determined that it is operating as an agent for one advertiser.

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
A summary of restricted stock unit activity is presented below:

	Units	Weighted - Average Grant-Date Fair Value
Unvested as of January 1, 2021	453,501	$4.11
Granted	925,271	2.34
Vested	(318,547)	3.12
Forfeited	(119,391)	2.16

Unvested as of December 31, 2021	940,834	2.77
Granted	778,857	1.35
Vested	(513,915)	2.51
Forfeited	(120,958)	2.32

Unvested as of December 31, 2022	1,084,818	$1.87

A summary of restricted stock activity is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2021	12,500	$4.84
Vested	(12,500)	4.84

Unvested as of December 31, 2021	—	$—

As of December 31, 2022, there was $1.4 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

(16)	Income Taxes
Income tax benefit is as follows:

	Year ended December 31,
	2021	2022
Current:
Federal	$—	$265,813
State	—	104,598

	—	370,411
Deferred:
Federal	(3,040,141)	(10,074,570)
State	(2,281,489)	(8,083,275)

	(5,321,630)	(18,157,845)

	$(5,321,630)	$(17,787,434)

Income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes as follows:

	Year ended December 31,
	2021	2022
Expected tax benefit	$(1,412,137)	$(12,564,847)
State income taxes, net of federal benefit	(353,270)	(2,618,634)
Tax rate adjustments	(822,982)	(3,687,539)
Change in valuation allowance	(3,097)	(5,121)
Non-deductible items	837,045	884,241
Non-taxable items	(3,412,500)	—
Other	(154,689)	204,466

	$(5,321,630)	$(17,787,434)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2022
Deferred tax assets:
Allowance for doubtful accounts	$451,685	$476,552
Other assets	274,357	327,689
Operating lease liabilities	759,130	919,745
Other long-term liabilities	2,743,597	2,084,645
Stock-based compensation	223,960	156,677
Interest expense limitation	5,097,723	10,006,855
Net operating losses	3,221,884	2,215,118

Subtotal	12,772,336	16,187,281
Valuation allowance	(305,043)	(299,922)

Total	12,467,293	15,887,359

Deferred tax liabilities:
Prepaid expenses	(465,976)	(143,287)
Property and equipment	(3,308,562)	(5,834,727)
Intangibles	(124,382,072)	(107,978,326)

Total	(128,156,610)	(113,956,340)

Net deferred tax liabilities	$(115,689,317)	$(98,068,981)

As of December 31, 2022, the Company has federal net operating losses of $3.4 million and state net operating losses of $26.8 million. The valuation allowance relates to net operating losses and unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.
As of December 31, 2021 and 2022, the Company does not have any material unrecognized tax benefits and accordingly, has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2018.

(17)	Loss Per Share
Net loss per share calculation information is as
follows:

	Year ended December 31,
	2021	2022
Net loss attributable to BBGI stockholders	$(1,405,845)	$(42,057,430)

Weighted-average shares outstanding:
Basic	29,263,987	29,473,989
Effect of dilutive restricted stock units and restricted stock	—	—

Diluted	29,263,987	29,473,989

Net loss attributable to BBGI stockholders per Class A and Class B common share — basic and diluted	$(0.05)	$(1.43)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 229,777 and 140,170 for the years ended December 31, 2021 and 2022, respectively.

(18)	Related Party Transactions
Beasley Broadcasting Management, LLC
The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on May 31, 2023. Rental expense was $0.2 million and $0.3 million for the years ended December 31, 2021 and 2022, respectively.
Beasley Family Properties, LLC
On September 30, 2021, the office space leased by the Company from GGB Estero, LLC for its stations in Fort Myers, FL was transferred to Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.1 million and $0.2 million for the years ended December 31, 2021 and 2022, respectively.
Beasley Family Towers, LLC
The Company leases towers for 16 stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley,

6
3

Brian E. Beasley and other members of the Beasley family. The lease agreements expire on various dates through December 31, 2038. Rental expense was $0.8 million for each of the years ended December 31, 2021 and 2022.

The Company leases office space for its stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for each of the years ended December 31, 2021 and 2022.
GGB Augusta, LLC
The Company leases land for its stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on November 1, 2023. Rental expense was approximately $45,000 and $48,000 for the years ended December 31, 2021 and 2022, respectively.
GGB Estero, LLC
The Company leases office space for its stations in Fort Myers, FL from GGB Estero, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The office space was transferred to Beasley Family Properties, LLC on September 30, 2021. Rental expense was $0.2 million for the year ended December 31, 2021.
GGB Las Vegas, LLC
The Company leases office space for its stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2023. Rental expense was $0.2 million for each of the years ended December 31, 2021 and 2022.
Wintersrun Communications, LLC
The Company sold the tower for one station in Charlotte, NC to Wintersrun Communications, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley, for $0.4 million then leased back the tower under an agreement which expires on December 31, 2045. The lease met the criteria to be recorded as a finance lease, however, based on the terms of the lease agreement, the $0.3 million gain on sale was deferred and will be recognized as the finance lease right-of-use
asset is depreciated. Rental expense was $0.1 million for each of the years ended December 31, 2021 and 2022.
The Company leases a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2021 and 2022.
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

6
4

Loan to Interactive Life, Inc.
In May 2022, the Company provided a $
250,000
loan to Interactive Life, Inc. that accrues interest at
8.625
% per annum with no cash payments due until the loan’s maturity in
May 2024
. Interactive Life, Inc. is controlled by Mr. Joseph Harb. The
Company
currently holds an investment in Quu, Inc., a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with
3,333,334
shares of Class A common stock of Quu, Inc.

(19)	Commitments and Contingencies
The Company has various commitments for rating services and
on-air
programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2022, future minimum payments for the next five years and thereafter are summarized as follows:

2023	$24,673,403
2024	24,484,535
2025	24,830,681
2026	7,918,073
2027	6,750,000
Thereafter	21,275,000

Total	$109,931,692

In the normal course of business, the Company is party to various legal matters. The ultimate disposition of these matters will not, in management’s judgment, have a material adverse effect on the Company’s financial position.

(20)	Financial Instruments
The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Company’s Notes, based on available market information, was $295.9 million and $174.0 million as of December 31, 2021 and 2022, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(21)	Segment Information
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
Non-operating
corporate items, including interest expense and income taxes, are reported in the accompanying consolidated statements of comprehensive loss.

6
5

Reportable segment information for the year ended December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$213,036,307	$40,755,164	$2,589,547	$—	$256,381,018

Operating expenses	173,011,492	36,398,687	3,825,884	—	213,236,063
Corporate expenses	—	—	—	18,001,359	18,001,359
Depreciation and amortization	6,277,953	102,402	2,772,489	767,702	9,920,546
Impairment losses	38,594,470	—	14,280,000	—	52,874,470
Gain on exchange	(3,350,539)	—	—	—	(3,350,539)

Operating income (loss)	$(1,497,069)	$4,254,075	$(18,288,826)	$(18,769,061)	$(34,300,881)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$13,160,276	$58,300	$59,084	$401,651	$13,679,311
Reportable segment information for the year ended December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$206,460,883	$32,743,850	$2,221,575	$—	$241,426,308

Operating expenses	163,639,369	32,355,572	3,475,244	—	199,470,185
Corporate expenses	—	—	—	16,578,046	16,578,046
Depreciation and amortization	7,514,406	12,885	3,148,595	634,109	11,309,995
Gain on disposition	(191,988)	—	—	—	(191,988)
Other operating (income) expense, net	500,000	—	—	(900,000)	(400,000)

Operating income (loss)	$34,999,096	$375,393	$(4,402,264)	$(16,312,155)	$14,660,070

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$4,409,592	$87,432	$2,852	$(1,108)	$4,498,768
Reportable segment information as of December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,941,687	$112,693	$67,751	$3,684,916	$55,807,047
FCC licenses	487,249,798	—	—	—	487,249,798
Goodwill	10,582,360	922,000	1,761,100	—	13,265,460
Other intangibles, net	1,841,001	992,752	5,206,523	179,663	8,219,939
Reportable segment information as of December 31, 2021 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$45,696,008	$74,547	$21,644	$4,050,967	$49,843,166
FCC licenses	508,413,913	—	—	—	508,413,913
Goodwill	25,377,447	—	3,219,100	—	28,596,547
Other intangibles, net	1,974,093	—	20,543,451	179,663	22,697,207

6
6

BEASLEY
BROADCAST
GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021 and 2022

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2021:
Allowance for doubtful accounts (deducted from accounts receivable)	5,033,035	(1,248,394)	2,064,164	1,720,477
Valuation allowance for deferred tax assets	308,140	—	3,097	305,043
Year ended December 31, 2022:
Allowance for doubtful accounts (deducted from accounts receivable)	1,720,477	1,108,840	952,566	1,876,751
Valuation allowance for deferred tax assets	305,043	—	5,121	299,922

6
7

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
Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this report.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.
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
There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than May 1, 2023 (“2023 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption “Code of Business Conduct and Ethics” in our 2023 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2023 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2023 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in our 2023 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBIT	AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

3.1	Amended and restated certificate of incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 25, 2012).

3.2	Fourth amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed January 25, 2018).

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed February 21, 2020).

4.2	Indenture, dated as of February 2, 2021, by and among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of Note) (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed February 2, 2021).

10.1	Promissory Note between Beasley Mezzanine Holdings, LLC and Synovus Bank dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed March 5, 2021).

10.2	Investor Rights Agreement dated November 1, 2016 between the Company, certain stockholders affiliated with the Beasley family and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed November 4, 2016).

10.3	Registration Rights Agreement dated November 1, 2016 between the Company, BFTW LLC and the former stockholders of Greater Media (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K dated November 4, 2016).

10.4	The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5	First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6	The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

68

10.8	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.9	Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.10	Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.11	Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. FORM	10-K SUMMARY

None.

69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/S/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLINE BEASLEY Caroline Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2023

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	March 27, 2023

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	March 27, 2023

/s/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	March 27, 2023

/s/ ALLEN B. SHAW Allen B. Shaw	Vice-Chairman of the Board	March 27, 2023

/s/ PETER A. BORDES Peter A. Bordes	Director	March 27, 2023

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	March 27, 2023

/s/ LESLIE V. GODRIDGE Leslie V. Godridge	Director	March 27, 2023

/s/ GORDON H. SMITH Gordon H. Smith	Director	March 27, 2023

/s/ CHARLES M. WARFIELD Charles M. Warfield	Director	March 27, 2023

70