Form 10-Q
period 2023-03-31
BEASLEY BROADCAST GROUP INC
filed 2023-04-27
CIK 1099160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
000-29253

BEASLEY BROADCAST GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0960915
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Class A Common Stock, $0.001 par value, 13,183,354 Shares Outstanding as of April
20
, 2023
Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of
April 20, 2023

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,534,653	$35,894,663
Accounts receivable, less allowance for credit losses of $ 1,876,751 in 2022 and $1,740,162 in 2023	56,683,526	47,487,802
Prepaid expenses	5,078,231	5,344,980
Other current assets	4,364,120	3,380,589

Total current assets	105,660,530	92,108,034
Property and equipment, net	55,807,047	54,605,751
Operating lease right-of-use assets	38,478,756	36,623,847
Finance lease right-of-use assets	306,667	303,333
FCC licenses	487,249,798	487,249,798
Goodwill	13,265,460	13,265,460
Other intangibles, net	8,219,939	7,977,918
Other assets	5,955,158	5,994,261

Total assets	$714,943,355	$698,128,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,344,621	$15,631,581
Operating lease liabilities	8,166,394	8,140,640
Other current liabilities	29,183,630	27,249,726

Total current liabilities	56,694,645	51,021,947
Due to related parties	85,731	78,053
Long-term debt, net of unamortized debt issuance costs	285,472,107	285,839,233
Operating lease liabilities	37,485,602	35,538,596
Deferred tax liabilities	98,068,981	95,904,862
Other long-term liabilities	13,647,481	9,644,746

Total liabilities	491,454,547	478,027,437
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,763,227 issued and 13,113,659 outstanding in 2022; 16,846,376 issued and 13,169,284 outstanding in 2023	16,761	16,844
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2022 and 2023	16,662	16,662
Additional paid-in capital	151,948,310	152,122,495
Treasury stock, Class A common stock; 3,649,568 shares in 2022; 3,677,092 shares in 2023	(29,155,300)	(29,180,845)
Retained earnings	100,163,064	96,626,498
Accumulated other comprehensive income	499,311	499,311

Total stockholders’ equity	223,488,808	220,100,965

Total liabilities and stockholders’ equity	$714,943,355	$698,128,402

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2022	2023
Net revenue	$55,720,268	$57,779,120

Operating expenses:
Operating expenses (including stock-based compensation of $78,223 in 2022 and $32,804 in 2023 and excluding depreciation and amortization shown separately below)	49,830,436	50,653,655
Corporate expenses (including stock-based compensation of $149,027 in 2022 and $141,464 in 2023)	4,233,460	4,483,095
Depreciation and amortization	2,515,900	2,229,325
Impairment loss	1,857,226	—

Total operating expenses	58,437,022	57,366,075

Operating income (loss)	(2,716,754)	413,045
Non-operating income (expense):
Interest expense	(6,849,037)	(6,593,852)
Other income, net	872	540,515

Loss before income taxes	(9,564,919)	(5,640,292)
Income tax benefit	(5,849,318)	(2,163,983)

Loss before equity in earnings of unconsolidated affiliates	(3,715,601)	(3,476,309)
Equity in earnings of unconsolidated affiliates, net of tax	(23,344)	(60,257)

Net loss	(3,738,945)	(3,536,566)

Net loss per Class A and Class B common share:
Basic and diluted	$(0.13)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	29,370,789	29,785,759

BEASLEY BROADCAST GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(3,738,945)	$(3,536,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	227,250	174,268
Provision for credit losses	77,498	230,692
Depreciation and amortization	2,515,900	2,229,325
Impairment loss	1,857,226	—
Amortization of loan fees	380,211	367,126
Deferred income taxes	(5,849,318)	(2,163,983)
Equity in earnings of unconsolidated affiliates	23,344	60,257
Change in operating assets and liabilities:
Accounts receivable	11,188,519	8,965,032
Prepaid expenses	213,359	(266,749)
Other assets	570,082	1,049,212
Accounts payable	361,375	(3,713,040)
Other liabilities	(7,069,648)	(6,062,782)
Other operating activities	(21,479)	222,043

Net cash provided by (used in) operating activities	735,374	(2,445,165)

Cash flows from investing activities:
Capital expenditures	(1,375,775)	(1,169,280)

Net cash used in investing activities	(1,375,775)	(1,169,280)

Cash flows from financing activities:
Reduction of finance lease liabilities	(1,945)	—
Purchase of treasury stock	(29,599)	(25,545)

Net cash used in financing activities	(31,544)	(25,545)

Net decrease in cash and cash equivalents	(671,945)	(3,639,990)
Cash and cash equivalents at beginning of period	51,378,642	39,534,653

Cash and cash equivalents at end of period	$50,706,697	$35,894,663

Cash paid for interest	$12,937,576	$12,506,445

Cash paid for income taxes	$61,000	$21,491

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP for comp lete
financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctu ations, ther
efore the results shown on an interim basis are not necessarily indicative of results for the full year
.

(2)	Summary of Significant Accounting Policies
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include: (i) the amount of allowance for credit losses; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing Federal Communications Commission (“FCC”) licenses, goodwill and other intangibles for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use
assets; (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the SERP. Actual results and outcomes may differ from management’s estimates and assumptions.
Accounts Receivable
Accounts receivable consist primarily of uncollected amounts due from advertisers for the sale of advertising airtime. The amounts are net of advertising agency commissions and an allowance for credit losses. The allowance for credit losses reflects management’s estimate of expected losses in accounts receivable from local advertisers and national agencies. Management determines the allowance based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions and reasonable and supportable forecasts of future economic conditions. Interest is not accrued on accounts receivable.
The changes in allowance for credit losses on accounts receivable are as follows:

	Three months ended March 31,
	2022	2023
Beginning balance	$1,720,477	$1,876,751
Provision for credit losses	77,498	230,692
Deductions	(287,553)	(367,281)

Ending balance	$1,510,422	$1,740,162

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that will require the measurement of all expected credit losses for financial assets, including accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued additional guidance that included a deferral of the effective date for smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted the guidance on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)	Disposition
On April 1, 2022, the Company completed the sale of substantially all of the assets used in the operations of
WWNN-AM
in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, the Company recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

(4)	Long-Term Debt
Long-term debt is comprised of the following:

	December 31,	March 31,
	2022	2023
Secured notes	$290,000,000	$290,000,000
Less unamortized debt issuance costs	(4,527,893)	(4,160,767)

	$285,472,107	$285,839,233

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Note
s
.

(5)	Stockholders’ Equity
The changes in stockholders’ equity are as follows:

	Three months ended March 31,
	2022	2023
Beginning balance	$263,082,298	$223,488,808
Stock-based compensation	227,250	174,268
Purchase of treasury stock	(29,599)	(25,545)
Net loss	(3,738,945)	(3,536,566)

Ending balance	$259,541,004	$220,100,965

(6)	Net Revenue
Net revenue is comprised of the following:

	Three months ended March 31,
	2022	2023
Audio	$47,365,145	$47,417,966
Digital	7,808,250	9,976,785
Other	546,873	384,369

	$55,720,268	$57,779,120

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

	December 31,	March 31,
	2022	2023
Deferred revenue	$4,696,989	$4,890,338
Audio revenue includes revenue from the sale or trade of aired commercial spots to advertisers directly or through national advertising agencies. Each commercial spot is considered a performance obligation. Revenue is recognized when the commercial spots have aired. Trade sales are recorded at the estimated fair value of the goods or services received. If commercial spots are aired before the goods or services are received, then a trade sales receivable is recorded. If goods or services are received before the commercial spots are aired, then a trade sales payable is recorded. Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Such revenue is generally recognized when the concert, promotional event, or talent services are completed.

	December 31,	March 31,
	2022	2023
Trade sales receivable	$1,564,054	$1,752,566
Trade sales payable	806,162	806,640

	Three months ended March 31,
	2022	2023
Trade sales revenue	$1,372,573	$1,380,842
Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content, except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. In general, the Company operates as the principal, however, after the acquisition of Guarantee Digital, LLC in 2022, the Company determined that it is operating as an agent for one advertiser.

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
A summary of restricted stock unit activity is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2023	1,084,818	$1.87
Granted	54,348	0.92
Vested	(83,149)	2.32
Forfeited	(6,667)	2.36

Unvested as of March 31, 2023	1,049,350	$1.78

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2023, there was $1.2 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(8)	Income Taxes
The Company’s effective tax rate was (61)% and (38)% for the three months ended March 31, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable
income, and certain expenses that are not deductible for tax purposes.

(9)	Earnings Per Share
Earnings per share calculation information is as follows:

	Three months ended March 31,
	2022	2023
Net loss	$(3,738,945)	$(3,536,566)

Weighted-average shares outstanding:
Basic	29,370,789	29,785,759
Effect of dilutive restricted stock units and restricted stock	—	—

Diluted	29,370,789	29,785,759

Net loss per Class A and Class B common share – basic and diluted	$(0.13)	$(0.12)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 178,625 and 123,738 for the three months ended March 31, 2022 and 2023, respectively.

(10)	Financial Instruments
The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.
The estimated fair value of the Notes, based on available market information, was $174.0 million and $191.4 million as of December 31, 2022 and March 31, 2023, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(11)	Segment Information
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
Non-operating
corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive loss.
Reportable segment information for the three months ended March 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$47,417,966	$9,976,785	$384,369	$—	$57,779,120

Operating expenses	39,899,594	9,907,597	846,464	—	50,653,655
Corporate expenses	—	—	—	4,483,095	4,483,095
Depreciation and amortization	1,774,764	46,766	196,477	211,318	2,229,325

Operating income (loss)	$5,743,608	$22,422	$(658,572)	$(4,694,413)	$413,045

BEASLEY BROADCAST GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,138,114	$2,813	$20,122	$8,231	$1,169,280
Reportable segment information for the three months ended March 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$47,365,145	$7,808,250	$546,873	$—	$55,720,268

Operating expenses	40,683,812	8,401,763	744,861	—	49,830,436
Corporate expenses	—	—	—	4,233,460	4,233,460
Depreciation and amortization	1,621,827	4,464	695,348	194,261	2,515,900
Impairment loss	1,857,226	—	—	—	1,857,226

Operating income (loss)	$3,202,280	$(597,977)	$(893,336)	$(4,427,721)	$(2,716,754)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,181,994	$1,844	$60,682	$142,230	$1,386,750
Reportable segment information as of March 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$50,931,567	$108,219	$84,136	$3,481,829	$54,605,751
FCC licenses	487,249,798	—	—	—	487,249,798
Goodwill	10,582,360	922,000	1,761,100	—	13,265,460
Other intangibles, net	1,807,728	953,273	5,037,254	179,663	7,977,918
Reportable segment information as of December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,941,687	$112,693	$67,751	$3,684,916	$55,807,047
FCC licenses	487,249,798	—	—	—	487,249,798
Goodwill	10,582,360	922,000	1,761,100	—	13,265,460
Other intangibles, net	1,841,001	992,752	5,206,523	179,663	8,219,939

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

•	external economic forces and conditions that could have a material adverse impact on the Company’s advertising revenues and results of operations;

•	the ability of the Company’s stations to compete effectively in their respective markets for advertising revenues;

•	the ability of the Company to develop compelling and differentiated digital content, products and services;

•	audience acceptance of the Company’s content, particularly its audio programs;

•	the ability of the Company to respond to changes in technology, standards and services that affect the audio industry;

•	the Company’s dependence on federally issued licenses subject to extensive federal regulation;

•	actions by the FCC or new legislation affecting the audio industry;

•	increases to royalties the Company pays to copyright owners or the adoption of legislation requiring royalties to be paid to record labels and recording artists;

•	the Company’s dependence on selected market clusters of stations for a material portion of its net revenue;

•	credit risk on the Company’s accounts receivable;

•	the risk that the Company’s FCC licenses and/or goodwill could become impaired;

•	the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;

•	the potential effects of hurricanes on the Company’s corporate offices and stations;

•	the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;

•	disruptions or security breaches of the Company’s information technology infrastructure and information systems;

•	the loss of key personnel;

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no additional material changes to our critical accounting estimates during the three months ended March 31, 2023.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2022 and 2023, with respect to certain of our key financial measures. These changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Three Months ended March 31,		Change
	2022	2023	$	%
Net revenue	$55,720,268	$57,779,120	$2,058,852	3.7%
Operating expenses	49,830,436	50,653,655	823,219	1.7
Corporate expenses	4,233,460	4,483,095	249,635	5.9
Impairment loss	1,857,226	—	(1,857,226)	(100.0)
Income tax benefit	5,849,318	2,163,983	(3,685,335)	(63.0)
Net loss	3,738,945	3,536,566	(202,379)	(5.4)

Results of Operations - Segments

	Three Months ended March 31,		Change
	2022	2023	$	%
Net revenue
Audio	$47,365,145	$47,417,966	$52,821	0.1%
Digital	7,808,250	9,976,785	2,168,535	27.8
Other	546,873	384,369	(162,504)	(29.7)

	$55,720,268	$57,779,120	$2,058,852	3.7

Operating expenses
Audio	$40,683,812	$39,899,594	$(784,218)	(1.9)%
Digital	8,401,763	9,907,597	1,505,834	17.9
Other	744,861	846,464	101,603	13.6

	$49,830,436	$50,653,655	$ 823,219	1.7

Net Revenue. Net revenue increased $2.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Digital revenue increased $2.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses increased $0.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Digital operating expenses increased $1.5 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses increased $0.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in contract services.

Impairment Loss. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

Income Tax Benefit. Our effective tax rate was approximately (61)% and (38)% for the three months ended March 31, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended March 31, 2023 was $3.5 million compared to a net loss of $3.7 million for the three months ended March 31, 2022, as a result of the factors described above.

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

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. We paid approximately $26,000 to repurchase 27,524 shares during the three months ended March 31, 2023. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of March 31, 2023.

Cash Flows. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2022 and 2023 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in Item 1 of this report.

	Three Months ended March 31,
	2022	2023
Net cash provided by (used in) operating activities	$735,374	$(2,445,165)
Net cash used in investing activities	(1,375,775)	(1,169,280)
Net cash used in financing activities	(31,544)	(25,545)

Net decrease in cash and cash equivalents	$(671,945)	$(3,639,990)

Net Cash Provided By (Used In) Operating Activities. Net cash used in operating activities was $2.4 million during the three months ended March 31, 2023, as compared to net cash provided by operating activities of $0.7 million during the three months ended March 31, 2022. The $3.2 million change in net cash provided by (used in) operating activities was primarily due to a $3.8 million increase in cash paid for operating expenses, partially offset by a $0.4 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the three months ended March 31, 2023 included payments of $1.2 million for capital expenditures. Net cash used in investing activities for the same period in 2022 included payments of $1.4 million for capital expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks affecting our Company as previously disclosed in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2023	7,677	$1.13	—	—
February 1 – 28, 2023	—	—	—	—
March 1 – 31, 2023	19,847	$0.85	—	—

Total	27,524

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units and shares of restricted stock. All shares purchased during the three months ended March 31, 2023 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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

BEASLEY BROADCAST GROUP, INC.

Dated: April 27, 2023	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: April 27, 2023	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)