Form 10-Q
period 2023-06-30
BEASLEY BROADCAST GROUP INC
filed 2023-08-04
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-29253

BEASLEY BROADCAST GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0960915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Class A Common Stock, $0.001 par value, 13,296,990 Shares Outstanding as of July 28, 2023

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of July 28, 2023

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,534,653	$35,490,662
Accounts receivable, less allowance for credit losses of $1,876,751 in 2022 and $1,848,595 in 2023	56,683,526	55,299,435
Prepaid expenses	5,078,231	8,669,362
Other current assets	4,364,120	4,931,795
Total current assets	105,660,530	104,391,254
Property and equipment, net	55,807,047	53,442,533
Operating lease right-of-use assets	38,478,756	37,398,260
Finance lease right-of-use assets	306,667	300,000
FCC licenses	487,249,798	477,208,798
Goodwill	13,265,460	13,265,460
Other intangibles, net	8,219,939	7,735,897
Other assets	5,955,158	4,684,273
Total assets	$714,943,355	$698,426,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,344,621	$20,071,365
Operating lease liabilities	8,166,394	8,317,603
Other current liabilities	29,183,630	32,330,526
Total current liabilities	56,694,645	60,719,494
Due to related parties	85,731	70,375
Long-term debt, net of unamortized debt issuance costs	285,472,107	283,249,402
Operating lease liabilities	37,485,602	36,011,146
Deferred tax liabilities	98,068,981	94,924,594
Other long-term liabilities	13,647,481	13,642,011
Total liabilities	491,454,547	488,617,022
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,763,227 issued and 13,113,659 outstanding in 2022; 17,016,876 issued and 13,296,990 outstanding in 2023	16,761	17,015
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2022 and 2023	16,662	16,662
Additional paid-in capital	151,948,310	152,303,663
Treasury stock, Class A common stock; 3,649,568 shares in 2022; 3,719,886 shares in 2023	(29,155,300)	(29,223,067)
Retained earnings	100,163,064	86,195,869
Accumulated other comprehensive income	499,311	499,311
Total stockholders' equity	223,488,808	209,809,453
Total liabilities and stockholders' equity	$714,943,355	$698,426,475

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,
	2022	2023
Net revenue	$64,810,450	$63,461,723
Operating expenses:
Operating expenses (including stock-based compensation of $75,368 in 2022 and $39,416 in 2023 and excluding depreciation and amortization shown separately below)	53,626,592	51,327,562
Corporate expenses (including stock-based compensation of $303,462 in 2022 and $141,923 in 2023)	4,567,470	4,405,031
Depreciation and amortization	2,451,102	2,195,985
Impairment losses	8,619,097	10,041,000
Total operating expenses	69,264,261	67,969,578
Operating loss	(4,453,811)	(4,507,855)
Non-operating income (expense):
Interest expense	(6,823,217)	(6,724,469)
Other income, net	190,210	36,735
Loss before income taxes	(11,086,818)	(11,195,589)
Income tax expense (benefit)	3,554,469	(821,836)
Loss before equity in earnings of unconsolidated affiliates	(14,641,287)	(10,373,753)
Equity in earnings of unconsolidated affiliates, net of tax	186,570	(56,876)
Net loss	(14,454,717)	(10,430,629)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.49)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	29,418,951	29,853,144

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Six Months Ended June 30,
	2022	2023
Net revenue	$120,530,718	$121,240,843
Operating expenses:
Operating expenses (including stock-based compensation of $153,591 in 2022 and $72,220 in 2023 and excluding depreciation and amortization shown separately below)	103,636,141	101,981,217
Corporate expenses (including stock-based compensation of $452,489 in 2022 and $283,387 in 2023)	8,800,930	8,888,126
Depreciation and amortization	4,967,002	4,425,310
Impairment losses	10,476,323	10,041,000
Total operating expenses	127,880,396	125,335,653
Operating loss	(7,349,678)	(4,094,810)
Non-operating income (expense):
Interest expense	(13,672,254)	(13,318,321)
Other income, net	191,082	577,250
Loss before income taxes	(20,830,850)	(16,835,881)
Income tax benefit	(2,621,977)	(2,985,819)
Loss before equity in earnings of unconsolidated affiliates	(18,208,873)	(13,850,062)
Equity in earnings of unconsolidated affiliates, net of tax	163,226	(117,133)
Net loss	(18,045,647)	(13,967,195)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.61)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	29,395,003	29,819,638

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(18,045,647)	$(13,967,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	606,080	355,607
Provision for credit losses	588,751	525,814
Depreciation and amortization	4,967,002	4,425,310
Impairment losses	10,476,323	10,041,000
Amortization of loan fees	754,085	734,253
Gain on debt purchases	(100,335)	(973,208)
Deferred income taxes	(2,747,810)	(3,144,387)
Equity in earnings of unconsolidated affiliates	(163,226)	117,133
Change in operating assets and liabilities:
Accounts receivable	7,160,917	858,277
Prepaid expenses	(2,286,447)	(3,591,131)
Other assets	(2,176,152)	947,918
Accounts payable	2,641,981	726,744
Other liabilities	5,003,953	2,840,148
Other operating activities	72,071	127,428
Net cash provided by operating activities	6,751,546	23,711
Cash flows from investing activities:
Payment for acquisition	(2,000,000)	-
Capital expenditures	(6,486,902)	(2,016,185)
Proceeds from dispositions	1,185,312	-
Net cash used in investing activities	(7,301,590)	(2,016,185)
Cash flows from financing activities:
Payments on debt	(4,802,500)	(1,983,750)
Reduction of finance lease liabilities	(1,945)	-
Purchase of treasury stock	(105,707)	(67,767)
Net cash used in financing activities	(4,910,152)	(2,051,517)
Net decrease in cash and cash equivalents	(5,460,196)	(4,043,991)
Cash and cash equivalents at beginning of period	51,378,642	39,534,653
Cash and cash equivalents at end of period	$45,918,446	$35,490,662
Cash paid for interest	$12,921,869	$12,569,776
Cash paid for income taxes	$1,546,500	$1,246,263

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

The changes in allowance for credit losses on accounts receivable are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Beginning balance	$1,510,422	$1,740,162	$1,720,477	$1,876,751
Provision for credit losses	511,253	295,122	588,751	525,814
Deductions	(373,333)	(186,689)	(660,886)	(553,970)
Ending balance	$1,648,342	$1,848,595	$1,648,342	$1,848,595

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that will require the measurement of all expected credit losses for financial assets, including accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued additional guidance that included a deferral of the effective date for smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted the guidance on January 1, 2023, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)
Acquisition and Dispositions

Due to the potential sales of certain audio assets in 2023, the Company recorded impairment losses of $10.0 million during the second quarter of 2023 based on the estimated fair value of these audio assets. Management determined that the reclassification to assets held for sale would not have a material impact on the Company’s condensed consolidated balance sheet as of June 30, 2023.

On June 22, 2022, the Company completed the acquisition of Guarantee Digital, LLC (“Guarantee”), a digital marketing agency, for $2.0 million in cash. The acquisition was accounted for as a business combination. The purchase price allocation is summarized as follows:

Property and equipment	$3,000
Goodwill	922,000
Other intangibles	1,075,000
$2,000,000

Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets and includes the value of the assembled workforce. The goodwill was allocated to the Digital segment. The $0.9 million allocated to goodwill is deductible for tax purposes. Revenue and earnings for Guarantee are not material for all reporting periods presented in the accompanying condensed consolidated financial statements.

On April 1, 2022, the Company completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, the Company recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

(4)
FCC Licenses

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

(5)
Goodwill

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

The fair values of goodwill in the Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

(6)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2022	2023
Secured notes	$290,000,000	$287,000,000
Less unamortized debt issuance costs	(4,527,893)	(3,750,598)
	$285,472,107	$283,249,402

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority-owned subsidiaries and are guaranteed jointly and severally by the Company and its majority-owned subsidiaries. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes.

In the second quarter of 2023, the Company repurchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

In the second quarter of 2022, the Company repurchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the repurchases.

(7)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Beginning balance	$259,689,019	$220,100,965	$263,082,298	$223,488,808
Stock-based compensation	378,830	181,339	606,080	355,607
Purchase of treasury stock	(76,108)	(42,222)	(105,707)	(67,767)
Net loss	(14,454,717)	(10,430,629)	(18,045,647)	(13,967,195)
Ending balance	$245,537,024	$209,809,453	$245,537,024	$209,809,453

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)
Net Revenue

Net revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Audio	$53,417,896	$50,448,093	$100,783,041	$97,866,059
Digital	10,719,410	12,301,269	18,527,660	22,278,054
Other	673,144	712,361	1,220,017	1,096,730
	$64,810,450	$63,461,723	$120,530,718	$121,240,843

The Company recognizes revenue when it satisfies a performance obligation under a contract with an advertiser. The transaction price is allocated to performance obligations based on executed contracts which represent relative standalone selling prices. Payment is generally due within 30 days, although certain advertisers are required to pay in advance. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. The Company has elected to use the practical expedient to expense sales commissions as incurred. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the balance sheets. Substantially all deferred revenue is recognized within 12 months of the payment date.

	December 31,	June 30,
	2022	2023
Deferred revenue	$4,696,989	$6,636,401

Audio revenue includes revenue from the sale or trade of aired commercial spots to advertisers directly or through advertising agencies. Each commercial spot is considered a performance obligation. Revenue is recognized when the commercial spots have aired. Trade sales are recorded at the estimated fair value of the goods or services received. If commercial spots are aired before the goods or services are received, then a trade sales receivable is recorded. If goods or services are received before the commercial spots are aired, then a trade sales payable is recorded. Other revenue includes revenue from concerts, promotional events, talent fees and other miscellaneous items. Such revenue is generally recognized when the concert, promotional event, or talent services are completed.

	December 31,	June 30,
	2022	2023
Trade sales receivable	$1,564,054	$1,973,948
Trade sales payable	806,162	849,333

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Trade sales revenue	$1,504,105	$1,466,652	$2,876,678	$2,847,494

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of April 1, 2023	1,049,350	$1.78
Granted	-	-
Vested	(170,500)	2.58
Forfeited	-	-
Unvested as of June 30, 2023	878,850	$1.63

As of June 30, 2023, there was $1.0 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(10)
Income Taxes

The Company’s effective tax rate was 32% and (7)% for the three months ended June 30, 2022 and 2023, respectively, and (13)% and (18)% for the six months ended June 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(11)
Earnings Per Share

Earnings per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Net loss attributable to BBGI stockholders	$(14,454,717)	$(10,430,629)	$(18,045,647)	$(13,967,195)
Weighted-average shares outstanding:
Basic	29,418,951	29,853,144	29,395,003	29,819,638
Effect of dilutive restricted stock units and restricted stock	-	-	-	-
Diluted	29,418,951	29,853,144	29,395,003	29,819,638
Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.49)	$(0.35)	$(0.61)	$(0.47)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 136,119 shares and 58,490 shares for the three months ended June 30, 2022 and 2023, respectively, and 171,501 shares and 57,775 shares for the six months ended June 30, 2022 and 2023, respectively.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Notes, based on available market information, was $174.0 million and $189.4 million as of December 31, 2022 and June 30, 2023, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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

Reportable segment information for the three months ended June 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$50,448,093	$12,301,269	$712,361	$-	$63,461,723
Operating expenses	39,369,033	10,786,584	1,171,945	-	51,327,562
Corporate expenses	-	-	-	4,405,031	4,405,031
Depreciation and amortization	1,737,441	47,201	199,290	212,053	2,195,985
Impairment losses	10,041,000	-	-	-	10,041,000
Operating income (loss)	$(699,381)	$1,467,484	$(658,874)	$(4,617,084)	$(4,507,855)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$811,663	$8,777	$5,412	$21,053	$846,905

Reportable segment information for the three months ended June 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$53,417,896	$10,719,410	$673,144	$-	$64,810,450
Operating expenses	43,187,604	9,171,535	1,267,453	-	53,626,592
Corporate expenses	-	-	-	4,567,470	4,567,470
Depreciation and amortization	1,564,338	4,613	700,953	181,198	2,451,102
Impairment losses	8,619,097	-	-	-	8,619,097
Operating income (loss)	$46,857	$1,543,262	$(1,295,262)	$(4,748,668)	$(4,453,811)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$5,039,229	$8,982	$(1,598)	$64,514	$5,111,127

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information for the six months ended June 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$97,866,059	$22,278,054	$1,096,730	$-	$121,240,843
Operating expenses	79,268,627	20,694,181	2,018,409	-	101,981,217
Corporate expenses	-	-	-	8,888,126	8,888,126
Depreciation and amortization	3,512,205	93,967	395,767	423,371	4,425,310
Impairment losses	10,041,000	-	-	-	10,041,000
Operating income (loss)	$5,044,227	$1,489,906	$(1,317,446)	$(9,311,497)	$(4,094,810)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,949,777	$11,590	$25,534	$29,284	$2,016,185

Reportable segment information for the six months ended June 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$100,783,041	$18,527,660	$1,220,017	$-	$120,530,718
Operating expenses	84,050,529	17,573,298	2,012,314	-	103,636,141
Corporate expenses	-	-	-	8,800,930	8,800,930
Depreciation and amortization	3,186,165	9,077	1,396,301	375,459	4,967,002
Impairment losses	10,476,323	-	-	-	10,476,323
Operating income (loss)	$3,070,024	$945,285	$(2,188,598)	$(9,176,389)	$(7,349,678)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$6,221,223	$10,826	$59,084	$206,744	$6,497,877

Reportable segment information as of June 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$49,958,321	$109,274	$84,109	$3,290,829	$53,442,533
FCC licenses	477,208,798	-	-	-	477,208,798
Goodwill	10,582,360	922,000	1,761,100	-	13,265,460
Other intangibles, net	1,774,455	913,794	4,867,985	179,663	7,735,897

Reportable segment information as of December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,941,687	$112,693	$67,751	$3,684,916	$55,807,047
FCC licenses	487,249,798	-	-	-	487,249,798
Goodwill	10,582,360	922,000	1,761,100	-	13,265,460
Other intangibles, net	1,841,001	992,752	5,206,523	179,663	8,219,939

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

Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2023.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2022 and 2023, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended June 30,		Change
	2022	2023	$	%
Net revenue	$64,810,450	$63,461,723	$(1,348,727)	(2.1)%
Operating expenses	53,626,592	51,327,562	(2,299,030)	(4.3)%
Corporate expenses	4,567,470	4,405,031	(162,439)	(3.6)%
Impairment losses	8,619,097	10,041,000	1,421,903	16.5%
Income tax expense (benefit)	3,554,469	(821,836)	(4,376,305)	(123.1)%
Net loss	14,454,717	10,430,629	(4,024,088)	(27.8)%

Results of Operations - Segments

	Three Months Ended June 30,		Change
	2022	2023	$	%
Net revenue
Audio	$53,417,896	$50,448,093	$(2,969,803)	(5.6)%
Digital	10,719,410	12,301,269	1,581,859	14.8%
Other	673,144	712,361	39,217	5.8%
	$64,810,450	$63,461,723	$(1,348,727)	(2.1)%
Operating expenses
Audio	$43,187,604	$39,369,033	$(3,818,571)	(8.8)%
Digital	9,171,535	10,786,584	1,615,049	17.6%
Other	1,267,453	1,171,945	(95,508)	(7.5)%
	$53,626,592	$51,327,562	$(2,299,030)	(4.3)%

Net Revenue. Net revenue decreased $1.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Audio revenue decreased $3.0 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease in agency revenue. Digital revenue increased $1.6 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $2.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Audio operating expenses decreased $3.8 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to ongoing expense management. Digital operating expenses increased $1.6 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses during the three months ended June 30, 2023 were compareable to the three months ended June 30, 2022.

Impairment Losses. Due to the potential sales of certain audio assets in 2023, we recorded impairment losses of $10.0 million during the second quarter of 2023 based on the estimated fair value of these audio assets. Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses and goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, during the second quarter of 2022 we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters and impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses and goodwill due to certain risks associated with the U.S. economy.

Income Tax Expense (Benefit). Our effective tax rate was approximately 32% and (7)% for the three months ended June 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended June 30, 2023 was $10.4 million compared to a net loss of $14.5 million for the three months ended June 30, 2022, as a result of the factors described above.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2022 and 2023, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Six Months Ended June 30,		Change
	2022	2023	$	%
Net revenue	$120,530,718	$121,240,843	$710,125	0.6%
Operating expenses	103,636,141	101,981,217	(1,654,924)	(1.6)%
Corporate expenses	8,800,930	8,888,126	87,196	1.0%
Impairment losses	10,476,323	10,041,000	(435,323)	(4.2)%
Income tax benefit	2,621,977	2,985,819	363,842	13.9%
Net loss	18,045,647	13,967,195	(4,078,452)	(22.6)%

Results of Operations - Segments

	Six Months Ended June 30,		Change
	2022	2023	$	%
Net revenue
Audio	$100,783,041	$97,866,059	$(2,916,982)	(2.9)%
Digital	18,527,660	22,278,054	3,750,394	20.2%
Other	1,220,017	1,096,730	(123,287)	(10.1)%
	$120,530,718	$121,240,843	$710,125	0.6%
Operating expenses
Audio	$84,050,529	$79,268,627	$(4,781,902)	(5.7)%
Digital	17,573,298	20,694,181	3,120,883	17.8%
Other	2,012,314	2,018,409	6,095	0.3%
	$103,636,141	$101,981,217	$(1,654,924)	(1.6)%

Net Revenue. Net revenue increased $0.7 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Audio revenue decreased $2.9 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease in agency revenue. Digital revenue increased $3.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses increased $1.7 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Audio operating expenses decreased $4.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to ongoing expense management. Digital operating expenses increased $3.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses during the six months ended June 30, 2023 were comparable to the six months ended June 30, 2022.

Impairment Losses. Due to the potential sales of certain audio assets in 2023, we recorded impairment losses of $10.0 million during the second quarter of 2023 based on the estimated fair value of these audio assets. Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses and goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, during the second quarter of 2022, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters and impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses and goodwill due to certain risks associated with the U.S. economy. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

Income Tax Benefit. Our effective tax rate was approximately (13)% and (18)% for the six months ended June 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the six months ended June 30, 2023 was $14.0 million compared to a net loss of $18.0 million for the six months ended June 30, 2022, as a result of the factors described above.

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

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority-owned subsidiaries and are guaranteed jointly and severally by the Company and its majority-owned subsidiaries. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

In the second quarter of 2023, we repurchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $68,000 to repurchase 70,318 shares during the six months ended June 30, 2023. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of June 30, 2023.

Cash Flows. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2022 and 2023 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Three Months Ended June 30,
	2022	2023
Net cash provided by operating activities	$6,751,546	$23,711
Net cash used in investing activities	(7,301,590)	(2,016,185)
Net cash used in financing activities	(4,910,152)	(2,051,517)
Net decrease in cash and cash equivalents	$(5,460,196)	$(4,043,991)

Net Cash Provided By Operating Activities. Net cash provided by operating activities was approximately $24,000 during the six months ended June 30, 2023, as compared to net cash provided by operating activities of $6.8 million during the six months ended June 30, 2022. The $6.7 million change in net cash provided by operating activities was primarily due to a $5.6 million decrease in cash receipts from revenue and a $1.1 million increase in cash paid for operating expenses.

Net Cash Used In Investing Activities. Net cash used in investing activities during the six months ended June 30, 2023 included payments of $2.0 million for capital expenditures. Net cash used in investing activities for the same period in 2022 included payments of $6.5 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee Digital, LLC, partially offset by proceeds of $1.2 million from a radio station disposition.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2023 included Notes repurchases of $2.0 million. Net cash used in financing activities for the same period in 2022 included Notes repurchases of $4.8 million.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2023	5,930	$0.79	-	-
May 1 – 31, 2023	6,977	$1.05	-	-
June 1 – 30, 2023	29,887	$1.01	-	-
Total	42,794

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original 10 year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended June 30, 2023 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 4, 2023	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 4, 2023	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)