Form 10-Q
period 2023-09-30
BEASLEY BROADCAST GROUP INC
filed 2023-11-03
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Class A Common Stock, $0.001 par value, 13,303,369 Shares Outstanding as of October 27, 2023

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of October 27, 2023

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,534,653	$29,665,464
Accounts receivable, less allowance for credit losses of $1,876,751 in 2022 and $1,803,068 in 2023	56,683,526	47,686,751
Prepaid expenses	5,078,231	10,636,324
Other current assets	4,364,120	3,331,191
Total current assets	105,660,530	91,319,730
Property and equipment, net	55,807,047	52,479,386
Operating lease right-of-use assets	38,478,756	36,629,732
Finance lease right-of-use assets	306,667	296,667
FCC licenses	487,249,798	393,976,500
Goodwill	13,265,460	2,683,100
Other intangibles, net	8,219,939	7,493,876
Assets held for sale	-	4,827,864
Other assets	5,955,158	4,674,332
Total assets	$714,943,355	$594,381,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,344,621	$15,379,755
Operating lease liabilities	8,166,394	8,342,355
Other current liabilities	29,183,630	24,624,951
Total current liabilities	56,694,645	48,347,061
Due to related parties	85,731	62,697
Long-term debt, net of unamortized debt issuance costs	285,472,107	283,612,363
Operating lease liabilities	37,485,602	35,180,442
Deferred tax liabilities	98,068,981	71,090,989
Other long-term liabilities	13,647,481	13,639,276
Total liabilities	491,454,547	451,932,828
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,763,227 issued and 13,113,659 outstanding in 2022; 17,025,209 issued and 13,303,369 outstanding in 2023	16,761	17,023
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2022 and 2023	16,662	16,662
Additional paid-in capital	151,948,310	152,481,469
Treasury stock, Class A common stock; 3,649,568 shares in 2022; 3,721,840 shares in 2023	(29,155,300)	(29,225,138)
Retained earnings	100,163,064	18,659,032
Accumulated other comprehensive income	499,311	499,311
Total stockholders' equity	223,488,808	142,448,359
Total liabilities and stockholders' equity	$714,943,355	$594,381,187

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
	2022	2023
Net revenue	$63,823,288	$60,119,757
Operating expenses:
Operating expenses (including stock-based compensation of $60,892 in 2022 and $37,041 in 2023 and excluding depreciation and amortization shown separately below)	51,511,699	50,117,044
Corporate expenses (including stock-based compensation of $209,202 in 2022 and $140,773 in 2023)	5,132,362	4,493,277
Depreciation and amortization	2,456,646	2,201,664
FCC licenses impairment losses	-	78,204,065
Goodwill impairment loss	-	10,582,360
Total operating expenses	59,100,707	145,598,410
Operating income (loss)	4,722,581	(85,478,653)
Non-operating income (expense):
Interest expense	(6,621,540)	(6,445,746)
Other income, net	1,166,430	1,106,918
Loss before income taxes	(732,529)	(90,817,481)
Income tax benefit	(1,252,669)	(23,299,388)
Income (loss) before equity in earnings of unconsolidated affiliates	520,140	(67,518,093)
Equity in earnings of unconsolidated affiliates, net of tax	(22,072)	(18,744)
Net income (loss)	498,068	(67,536,837)
Net income (loss) per Class A and Class B common share:
Basic and diluted	$0.02	$(2.25)
Weighted average shares outstanding:
Basic	29,546,324	29,962,613
Diluted	29,715,361	29,962,613

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2023
Net revenue	$184,354,006	$181,360,600
Operating expenses:
Operating expenses (including stock-based compensation of $214,483 in 2022 and $109,261 in 2023 and excluding depreciation and amortization shown separately below)	155,147,840	152,098,261
Corporate expenses (including stock-based compensation of $661,691 in 2022 and $424,160 in 2023)	13,933,292	13,381,403
Depreciation and amortization	7,423,648	6,626,974
FCC licenses impairment losses	4,619,772	88,245,065
Goodwill impairment losses	5,856,551	10,582,360
Total operating expenses	186,981,103	270,934,063
Operating loss	(2,627,097)	(89,573,463)
Non-operating income (expense):
Interest expense	(20,293,794)	(19,764,067)
Other income, net	1,357,512	1,684,168
Loss before income taxes	(21,563,379)	(107,653,362)
Income tax benefit	(3,874,646)	(26,285,207)
Loss before equity in earnings of unconsolidated affiliates	(17,688,733)	(81,368,155)
Equity in earnings of unconsolidated affiliates, net of tax	141,154	(135,877)
Net loss	(17,547,579)	(81,504,032)

Net loss per Class A and Class B common share:
Basic and diluted	$(0.60)	$(2.73)
Weighted average shares outstanding:
Basic and diluted	29,445,998	29,867,820

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(17,547,579)	$(81,504,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	876,174	533,421
Provision for credit losses	853,938	1,006,830
Depreciation and amortization	7,423,648	6,626,974
FCC licenses impairment losses	4,619,772	88,245,065
Goodwill impairment losses	5,856,551	10,582,360
Amortization of loan fees	1,123,935	1,097,214
Gain on debt purchases	(1,131,346)	(973,208)
Deferred income taxes	(4,232,949)	(26,977,992)
Equity in earnings of unconsolidated affiliates	(141,154)	135,877
Change in operating assets and liabilities:
Accounts receivable	5,827,751	7,989,945
Prepaid expenses	(5,925,056)	(5,558,093)
Other assets	(1,890,763)	2,572,946
Accounts payable	5,822,312	(3,964,866)
Other liabilities	808,125	(4,887,810)
Other operating activities	(51,972)	70,484
Net cash provided by (used in) operating activities	2,291,387	(5,004,885)
Cash flows from investing activities:
Payment for acquisition	(2,000,000)	-
Capital expenditures	(11,218,937)	(3,060,716)
Proceeds from dispositions	1,185,312	250,000
Net cash used in investing activities	(12,033,625)	(2,810,716)
Cash flows from financing activities:
Payments on debt	(8,677,500)	(1,983,750)
Reduction of finance lease liabilities	(1,945)	-
Purchase of treasury stock	(108,091)	(69,838)
Net cash used in financing activities	(8,787,536)	(2,053,588)
Net decrease in cash and cash equivalents	(18,529,774)	(9,869,189)
Cash and cash equivalents at beginning of period	51,378,642	39,534,653
Cash and cash equivalents at end of period	$32,848,868	$29,665,464
Cash paid for interest	$25,564,611	$24,946,655
Cash paid for income taxes	$1,547,500	$1,353,057

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations; therefore, the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)
Summary of Significant Accounting Policies

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include: (i) the amount of allowance for credit losses; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing Federal Communications Commission (“FCC”) licenses, goodwill and other intangibles for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use assets; (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the Supplemental Employee Retirement Plan. Actual results and outcomes may differ from management’s estimates and assumptions.

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

The changes in allowance for credit losses on accounts receivable are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Beginning balance	$1,648,342	$1,848,595	$1,720,477	$1,876,751
Provision for credit losses	265,187	481,016	853,938	1,006,830
Deductions	(274,559)	(526,543)	(935,445)	(1,080,513)
Ending balance	$1,638,970	$1,803,068	$1,638,970	$1,803,068

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

(3)
Acquisition and Dispositions

On October 5, 2023, the Company completed the sale of substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE to a third party for $5.0 million in cash. During the second quarter of 2023, due to the potential sale of these assets, the Company recorded an impairment loss of $10.0 million related to the FCC license. The Company no longer has operations in the Wilmington, DE market after completion of the disposition. However, management determined that the disposition did not represent a strategic shift that would have a significant effect on the Company’s operation and financial results, therefore the operations in the Wilmington, DE market have not been reported as discontinued operations. A summary of assets held for sale as of September 30, 2023 is as follows:

Property and equipment, net	$77,064
FCC licenses	4,750,800
$4,827,864

On September 11, 2023, the Company completed the sale of substantially all of the assets used in the operations of WWWE-AM in Atlanta, GA to a third party for $250,000 in cash.

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

(4)
FCC Licenses

Changes in the carrying amount of FCC licenses for the nine months ended September 30, 2023 are as follows:

Balance as of January 1, 2023	$487,249,798
Impairment losses (see below and also Note 3)	(88,245,065)
Radio station disposition (see Note 3)	(277,433)
Assets held for sale reclassification	(4,750,800)
Balance as of September 30, 2023	$393,976,500

FCC licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the FCC licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its FCC licenses are impaired. If the Company determines it is more likely than not that its FCC licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the FCC licenses with the carrying amounts of such licenses. If the carrying amounts of the FCC licenses exceed the fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing FCC licenses for impairment, the Company combines its

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

licenses into reporting units based on its market clusters. The FCC license valuations are Level 3 non-recurring fair value measurements.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, the Company tested its FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment tests performed as of September 30, 2023, the Company recorded impairment losses of $78.2 million related to the FCC licenses in each of its market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair values of the FCC licenses.

The fair values of the FCC licenses in each of the market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.2)% - 1.8%
Market revenue shares at maturity	0.4% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	10.0%

Due to an increase in interest rates in the U.S. economy, the Company tested its FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment tests performed as of June 30, 2022, the Company recorded impairment losses of $2.8 million related to the FCC licenses in its Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair values of the FCC licenses due to certain risks associated with the U.S. economy.

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

Revenue growth rates	(1.9)% - 15.9%
Market revenue shares at maturity	0.6% - 44.0%
Operating income margins at maturity	19.2% - 32.6%
Discount rate	9.5%

(5)
Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

Balance as of January 1, 2023	$13,265,460
Impairment losses (see below)	(10,582,360)
Balance as of September 30, 2023	$2,683,100

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing goodwill for impairment, the Company has identified its radio market clusters and esports as its reporting units. The goodwill valuation is a Level 3 non-recurring fair value measurement.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, the Company tested its goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, the

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company recorded an impairment loss of $10.6 million related to the goodwill in its Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of the goodwill.

The fair value of the goodwill in the Philadelphia, PA market cluster was estimated using an income approach. The income approach is based upon a discounted cash flow analysis incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	(9.3)% - 1.4%
Operating income margin	27.9%
Discount rate	10.0%

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

Revenue growth rates	(1.9)% - 11.1%
Operating income margins	5.4% - 29.8%
Discount rate	9.5%

(6)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	September 30,
	2022	2023
Secured notes	$290,000,000	$287,000,000
Less unamortized debt issuance costs	(4,527,893)	(3,387,637)
	$285,472,107	$283,612,363

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

In October 2023, the Company purchased $10.0 million principal amount of the Notes for a price equal to 63% of the principal amount and recorded a gain of $3.6 million as a result of the purchase. In the second quarter of 2023, the Company purchased $3.0

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the purchase.

In the third quarter of 2022, the Company purchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the purchases. In the second quarter of 2022, the Company purchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the purchases.

(7)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Beginning balance	$245,537,024	$209,809,453	$263,082,298	$223,488,808
Stock-based compensation	270,094	177,814	876,174	533,421
Adjustment from related party transaction	(6,573)	-	(6,573)	-
Purchase of treasury stock	(2,384)	(2,071)	(108,091)	(69,838)
Net income (loss)	498,068	(67,536,837)	(17,547,579)	(81,504,032)
Other comprehensive loss	(12,442)	-	(12,442)	-
Ending balance	$246,283,787	$142,448,359	$246,283,787	$142,448,359

(8)
Net Revenue

Net revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Audio	$52,995,670	$48,332,715	$153,778,711	$146,198,774
Digital	10,241,671	11,177,881	28,769,331	33,455,935
Other	585,947	609,161	1,805,964	1,705,891
	$63,823,288	$60,119,757	$184,354,006	$181,360,600

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

	December 31,	September 30,
	2022	2023
Deferred revenue	$4,696,989	$5,356,521

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31,	September 30,
	2022	2023
Trade sales receivable	$1,564,054	$2,032,871
Trade sales payable	806,162	823,879

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Trade sales revenue	$1,481,948	$1,441,228	$4,358,626	$4,288,722

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of July 1, 2023	878,850	$1.63
Granted	-	-
Vested	(8,333)	2.01
Forfeited	-	-
Unvested as of September 30, 2023	870,517	$1.62

As of September 30, 2023, there was $0.9 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(10)
Income Taxes

The Company’s effective tax rate was (171)% and (26)% for the three months ended September 30, 2022 and 2023, respectively, and (18)% and (24)% for the nine months ended September 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)
Earnings Per Share

Earnings per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Net income (loss) attributable to BBGI stockholders	$498,068	$(67,536,837)	$(17,547,579)	$(81,504,032)
Weighted-average shares outstanding:
Basic	29,546,324	29,962,613	29,445,998	29,867,820
Effect of dilutive restricted stock units and restricted stock	169,037	-	-	-
Diluted	29,715,361	29,962,613	29,445,998	29,867,820
Net income (loss) attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$0.02	$(2.25)	$(0.60)	$(2.73)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 76,147 shares for the three months ended September 30, 2023, and 219,222 shares and 83,315 shares for the nine months ended September 30, 2022 and 2023, respectively.

(12)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Notes, based on available market information, was $174.0 million and $180.1 million as of December 31, 2022 and September 30, 2023, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(13)
Segment Information

The Company currently operates three operating segments (Audio, Digital, esports) and two reportable segments (Audio, Digital). The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate includes general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of comprehensive income (loss).

Reportable segment information for the three months ended September 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$48,332,715	$11,177,881	$609,161	$-	$60,119,757
Operating expenses	38,932,340	10,110,593	1,074,111	-	50,117,044
Corporate expenses	-	-	-	4,493,277	4,493,277
Depreciation and amortization	1,741,376	47,397	199,979	212,912	2,201,664
FCC licenses impairment losses	78,204,065	-	-	-	78,204,065
Goodwill impairment loss	10,582,360	-	-	-	10,582,360
Operating income (loss)	$(81,127,426)	$1,019,891	$(664,929)	$(4,706,189)	$(85,478,653)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,026,120	$1,594	$-	$16,817	$1,044,531

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information for the three months ended September 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$52,995,670	$10,241,671	$585,947	$-	$63,823,288
Operating expenses	42,456,844	8,237,262	817,593	-	51,511,699
Corporate expenses	-	-	-	5,132,362	5,132,362
Depreciation and amortization	1,520,168	47,882	699,969	188,627	2,456,646
Operating income (loss)	$9,018,658	$1,956,527	$(931,615)	$(5,320,989)	$4,722,581

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$4,517,127	$25,959	$-	$191,949	$4,735,035

Reportable segment information for the nine months ended September 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$146,198,774	$33,455,935	$1,705,891	$-	$181,360,600
Operating expenses	118,200,967	30,804,774	3,092,520	-	152,098,261
Corporate expenses	-	-	-	13,381,403	13,381,403
Depreciation and amortization	5,253,581	141,364	595,746	636,283	6,626,974
FCC licenses impairment losses	88,245,065	-	-	-	88,245,065
Goodwill impairment loss	10,582,360	-	-	-	10,582,360
Operating income (loss)	$(76,083,199)	$2,509,797	$(1,982,375)	$(14,017,686)	$(89,573,463)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$2,975,897	$13,184	$25,534	$46,101	$3,060,716

Reportable segment information for the nine months ended September 30, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$153,778,711	$28,769,331	$1,805,964	$-	$184,354,006
Operating expenses	126,507,373	25,810,560	2,829,907	-	155,147,840
Corporate expenses	-	-	-	13,933,292	13,933,292
Depreciation and amortization	4,706,333	56,959	2,096,270	564,086	7,423,648
FCC licenses impairment losses	4,619,772	-	-	-	4,619,772
Goodwill impairment losses	5,856,551	-	-	-	5,856,551
Operating income (loss)	$12,088,682	$2,901,812	$(3,120,213)	$(14,497,378)	$(2,627,097)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$10,738,350	$36,785	$59,084	$398,693	$11,232,912

Reportable segment information as of September 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$49,202,607	$102,950	$79,095	$3,094,734	$52,479,386
FCC licenses	393,976,500	-	-	-	393,976,500
Goodwill	-	922,000	1,761,100	-	2,683,100
Other intangibles, net	1,741,182	874,315	4,698,716	179,663	7,493,876
Assets held for sale	4,827,864	-	-	-	4,827,864

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information as of December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,941,687	$112,693	$67,751	$3,684,916	$55,807,047
FCC licenses	487,249,798	-	-	-	487,249,798
Goodwill	10,582,360	922,000	1,761,100	-	13,265,460
Other intangibles, net	1,841,001	992,752	5,206,523	179,663	8,219,939

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. We refer to each group of stations in each market as a market cluster. Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.

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
•
the Company's ability to comply with the continued listing standards of the Nasdaq Global Market; and
•
other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

FCC Licenses. FCC licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses are impaired. If we determine it is more likely than not that one or more of our FCC licenses are impaired, then we are required to perform a quantitative impairment test. The quantitative impairment test compares the fair value of our FCC licenses with the carrying amounts. If the carrying amounts of the FCC licenses exceed the fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment tests performed as of September 30, 2023, we recorded impairment losses of $78.2 million related to the FCC licenses in each of our markets clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair values of our FCC licenses.

The fair values of the FCC licenses in each of our market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.2)% - 1.8%
Market revenue shares at maturity	0.4% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	10.0%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Atlanta, GA	$440,300	-
Augusta, GA	4,978,000	-
Boston, MA	95,901,400	-
Charlotte, NC	44,495,600	-
Detroit, MI	25,205,800	-
Fayetteville, NC	7,295,100	-
Fort Myers-Naples, FL	5,447,900	-
Las Vegas, NV	30,145,300	-
Middlesex, Monmouth, Morristown, NJ	17,237,700	-
Philadelphia, PA	106,737,400	-
Tampa-Saint Petersburg, FL	56,092,000	-

Goodwill. Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our radio market clusters and esports as our reporting units.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, we recorded an impairment loss of $10.6 million related to the goodwill in our Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of our goodwill.

The fair value of the goodwill in our Philadelphia, PA market cluster was estimated using an income approach. The income approach is based upon a discounted cash flow analysis incorporating variables such as projected radio market revenues, projected growth rate for radio market revenues, projected radio market revenue shares, projected radio station operating income margins, and a discount rate appropriate for the radio broadcasting industry. The key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	(9.3)% - 1.4%
Operating income margin	27.9%
Discount rate	10.0%

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses and goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair values of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material. For example, if the discount rate used in our discounted cash flow analyses was increased to 10.5% without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $25.1 million related to the FCC licenses in each of our market clusters.

Our remaining critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no additional material changes to our critical accounting estimates during the nine months ended September 30, 2023.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on our financial condition or results of operations.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2022 and 2023, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended September 30,		Change
	2022	2023	$	%
Net revenue	$63,823,288	$60,119,757	$(3,703,531)	(5.8)%
Operating expenses	51,511,699	50,117,044	(1,394,655)	(2.7)%
Corporate expenses	5,132,362	4,493,277	(639,085)	(12.5)%
FCC licenses impairment losses	-	78,204,065	78,204,065	-
Goodwill impairment loss	-	10,582,360	10,582,360	-
Income tax benefit	1,252,669	23,299,388	22,046,719	1760.0%
Net income (loss)	498,068	(67,536,837)	(68,034,905)	(13659.8)%

Results of Operations - Segments

	Three Months Ended September 30,		Change
	2022	2023	$	%
Net revenue
Audio	$52,995,670	$48,332,715	$(4,662,955)	(8.8)%
Digital	10,241,671	11,177,881	936,210	9.1%
Other	585,947	609,161	23,214	4.0%
	$63,823,288	$60,119,757	$(3,703,531)	(5.8)%
Operating expenses
Audio	$42,456,844	$38,932,340	$(3,524,504)	(8.3)%
Digital	8,237,262	10,110,593	1,873,331	22.7%
Other	817,593	1,074,111	256,518	31.4%
	$51,511,699	$50,117,044	$(1,394,655)	(2.7)%

Net Revenue. Net revenue decreased $3.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Audio revenue decreased $4.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in agency revenue. Digital revenue increased $0.9 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $1.4 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Audio operating expenses decreased $3.5 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to continued expense management in the audio segment. Digital operating expenses increased $1.9 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses decreased $0.6 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increased allocation of digital expenses to operating expenses.

FCC Licenses Impairment Losses. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment tests, we recorded impairment losses of $78.2 million related to the FCC licenses in each of our market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair value of FCC licenses.

Goodwill Impairment Loss. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test we recorded an impairment loss of $10.6 million related to the goodwill in our Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of the goodwill.

Income Tax Benefit. Our effective tax rate was (171)% and (26)% for the three months ended September 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the three months ended September 30, 2023 was $67.5 million compared to net income of $0.5 million for the three months ended September 30, 2022, as a result of the factors described above.

Nine months ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2022 and 2023, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Nine Months Ended September 30,		Change
	2022	2023	$	%
Net revenue	$184,354,006	$181,360,600	$(2,993,406)	(1.6)%
Operating expenses	155,147,840	152,098,261	(3,049,579)	(2.0)%
Corporate expenses	13,933,292	13,381,403	(551,889)	(4.0)%
FCC licenses impairment losses	4,619,772	88,245,065	83,625,293	1810.2%
Goodwill impairment losses	5,856,551	10,582,360	4,725,809	80.7%
Income tax benefit	3,874,646	26,285,207	22,410,561	578.4%
Net loss	17,547,579	81,504,032	63,956,453	364.5%

Results of Operations - Segments

	Nine Months Ended September 30,		Change
	2022	2023	$	%
Net revenue
Audio	$153,778,711	$146,198,774	$(7,579,937)	(4.9)%
Digital	28,769,331	33,455,935	4,686,604	16.3%
Other	1,805,964	1,705,891	(100,073)	(5.5)%
	$184,354,006	$181,360,600	$(2,993,406)	(1.6)%
Operating expenses
Audio	$126,507,373	$118,200,967	$(8,306,406)	(6.6)%
Digital	25,810,560	30,804,774	4,994,214	19.3%
Other	2,829,907	3,092,520	262,613	9.3%
	$155,147,840	$152,098,261	$(3,049,579)	(2.0)%

Net Revenue. Net revenue decreased $3.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Audio revenue decreased $7.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in agency revenue. Digital revenue increased $4.7 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $3.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Audio operating expenses decreased $8.3 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to continued expense management in the audio segment. Digital operating expenses increased $5.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses decreased $0.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a decrease in compensation.

FCC Licenses Impairment Losses. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment tests, we recorded impairment losses of $78.2 million related to the FCC licenses in each of our market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair value of FCC licenses. On August 11, 2023, we entered into an agreement to sell substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE to a third party for $5.0 million in cash. As a result of entering the agreement, we recorded an impairment loss of $10.0 million related to the FCC license during the second quarter of 2023.

Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses due to certain risks associated with the U.S. economy. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

Goodwill Impairment Losses. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test we recorded an impairment loss of $10.6 million related to the goodwill in our Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of the goodwill.

Due to an increase in interest rates in the U.S. economy, we tested our goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the goodwill due to certain risks associated with the U.S. economy.

Income Tax Benefit. Our effective tax rate was (18)% and (24)% for the nine months ended September 30, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the nine months ended September 30, 2023 was $81.5 million compared to a net loss of $17.5 million for the nine months ended September 30, 2022, as a result of the factors described above.

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

In October 2023, we purchased $10.0 million principal amount of the Notes for a price equal to 63% of the principal amount and recorded a gain of $3.6 million as a result of the purchase. In the second quarter of 2023, we purchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the purchase.

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $70,000 to repurchase 72,272 shares during the nine months ended September 30, 2023. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of September 30, 2023.

Cash Flows. The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2022 and 2023 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

	Nine Months Ended September 30,
	2022	2023
Net cash provided by (used in) operating activities	$2,291,387	$(5,004,885)
Net cash used in investing activities	(12,033,625)	(2,810,716)
Net cash used in financing activities	(8,787,536)	(2,053,588)
Net decrease in cash and cash equivalents	$(18,529,774)	$(9,869,189)

Net Cash Provided By (Used In) Operating Activities. Net cash used in operating activities was $5.0 million during the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $2.3 million during the nine months ended September 30, 2022. The $7.3 million change in net cash used in operating activities was primarily due to an $8.3 million increase in cash paid for operating expenses and an $0.8 million decrease in cash receipts from revenue, partially offset by a $0.8 million decrease in interest payments.

Net Cash Used In Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2023 included payments of $3.1 million for capital expenditures. Net cash used in investing activities for the same period in 2022 included payments of $11.2 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee Digital, LLC, partially offset by proceeds of $1.2 million from a station disposition.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2023 included Notes purchases of $2.0 million. Net cash used in financing activities for the same period in 2022 included Notes purchases of $8.7 million.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks affecting our Company as previously disclosed in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, other than the update noted below.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market.

Our Class A common stock is currently listed for trading on the Nasdaq Global Market, and we must satisfy certain continued listing requirements to maintain the listing. On April 27, 2023, we received a written notice (the “April Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On May 19, 2023, we received a notice from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.

On October 13, 2023, we received a written notice (the “October Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the Minimum Bid Price Requirement. In accordance with Nasdaq rules, we have been provided 180 calendar days, or until April 10, 2024, to regain compliance. The October Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market.

We intend to actively monitor the closing bid price of our Class A common stock and will consider all reasonable available options to regain compliance with the Minimum Bid Price Requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

If we are delisted from Nasdaq but obtain a substitute listing for our Class A common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of our Class A common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Class A common stock is delisted from Nasdaq, the value and liquidity of our Class A common stock would likely be significantly adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2023	-	$-	-	-
August 1 – 31, 2023	1,954	$1.06	-	-
September 1 – 30, 2023	-	$-	-	-
Total	1,954

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original 10-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended September 30, 2023 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 3, 2023	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: November 3, 2023	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)