Form 10-K
period 2023-12-31
BEASLEY BROADCAST GROUP INC
filed 2024-02-16
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $9,538,293 based on the number of shares outstanding as of such date and the closing price of $1.02 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 13,666,308 Shares Outstanding as of February 6, 2024

Class B Common Stock, $.001 par value, 16,662,743 Shares Outstanding as of February 6, 2024

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio and digital platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our stations in clusters to capture a variety of demographic listener groups, which we believe enhances our stations’ appeal to a wide range of advertisers. Current rules and regulations of the Federal Communications Commission (“FCC”) do not permit us to add more AM or FM stations to our Augusta, GA and Philadelphia, PA market clusters, or more FM stations to our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV and Tampa-Saint Petersburg, FL market clusters.

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

Competition

The radio broadcasting industry is highly competitive. Our stations compete for listeners and advertising revenue with other stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media, including digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement. Competition for advertising revenues also comes directly from competitors such as Amazon, Apple, Meta and Alphabet.

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

The FCC has adopted rules establishing a low power radio service. Low power FM (“LPFM”) stations operate in the existing FM radio band with a maximum operating power of 100 watts. FCC regulations regarding eligibility for and licensing of low power FM radio stations have expanded licensing opportunities for low power FM radio stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners. In April 2020, the FCC adopted an Order revising technical rules applicable to LPFM stations to provide LPFM licensees with more flexibility, including allowing the use of FM boosters. In December 2023, the FCC allowed applicants seeking to operate new LPFM stations to file applications, and it is now reviewing applications filed.

Rules and Regulations Regarding Indecency, Sponsorship ID and EAS Signals. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $495,500 per incident and $4,573,840 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast licensee may be granted or held by such an entity. The FCC reviews situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. Entities seeking such review are required to request the FCC to issue a declaratory ruling permitting the proposed foreign ownership. In acting upon such requests, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. The FCC’s rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling foreign investor identified in the request to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. In October 2020, the FCC adopted rules to streamline the timeline for the required review of these requests by Executive Branch agencies and to require licensees to respond to a standardized set of national security and law enforcement questions. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions.

Time Brokerage and Joint Sales Agreements. It is not uncommon for radio stations to enter into agreements under which separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these arrangements, separately owned radio stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each radio station maintain independent control over the programming and operations of its own radio station.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules and determine if the rules remain necessary in the public interest as a result of competition. In August 2016, the FCC released an Order in a proceeding that combined the 2010 and 2014 quadrennial reviews which retained most of the existing multiple ownership rules. In November 2017, the FCC released an Order on Reconsideration that eliminated the newspaper-broadcast and television-radio cross ownership rules, relaxed the local television ownership rule and eliminated the attribution of JSAs between television stations. The rule changes went into effect on February 7, 2018. However, several public interest organizations filed petitions for review with the Court of Appeals for the Third Circuit, the same court that considered challenges to prior ownership orders issued by the FCC. In an Order adopted in September 2019, the Third Circuit vacated the FCC’s November 2017 Reconsideration Order. The FCC and the intervenors petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, in November 2019, a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules was issued. In April 2021, the Supreme Court in a unanimous decision reinstated the FCC’s 2017 Reconsideration Order, which resulted in the elimination of the newspaper-broadcast and radio television cross-ownership rules and changes to the local television ownership rule. In June 2021, the FCC’s Media Bureau issued an Order formally implementing the changes reflected in the November 2017 Reconsideration Order. In December 2018, the FCC launched its 2018 quadrennial review of multiple ownership rules. Because of the rule changes implemented as a result of the Supreme Court decision, in 2021, the Media Bureau asked parties to update the record in the currently pending 2018 quadrennial review. Although the 2018 quadrennial review was still pending, in December 2022, the FCC issued a public notice to begin its statutorily mandated 2022 quadrennial review. In December 2023, the FCC issued an Order in the 2018 quadrennial review, which concluded that no significant changes to any of the multiple ownership rules were necessary. The Order made permanent the contour overlap method used to evaluate the number of radio stations in areas that are outside Nielsen rated markets. The 2022 quadrennial review remains pending.

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

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. In April 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use online job postings as their sole means of recruiting, as long as online postings reach all segments of a broadcaster’s community. In July 2021, the FCC adopted a Further Notice of Proposed rulemaking requesting parties to refresh the record regarding rules requiring broadcasters to annually report information on the composition of their workforce. The requirement to file this information has been suspended for almost two decades. The proceeding is pending but the FCC has drafted an Order which is expected to be adopted in 2024.

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

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. In December 2023, the agencies issued revisions to the merger guidelines, which may increase scrutiny of certain mergers.

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

We are subject to several laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the areas of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Our websites are also subject to regulation relating to acquisition of personal information from children under the age of 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). Additional federal, state, and territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, product and service endorsements, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

HD Radio

Several years ago, the FCC selected In-Band On-Channel technology as the exclusive technology for the introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations. In August 2023, the FCC released a Notice of Proposed Rulemaking seeking public comment on proposals to adopt rule changes that would improve digital FM signal quality and coverage while minimizing harmful interference to adjacent-channel stations. We filed comments supporting the proposed rule changes.

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

Human Capital Resources

As of February 6, 2024, we had a staff of 755 full-time employees and 372 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We are also a party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America Local 262. This agreement applies only to certain of our employees at one station in Boston. The initial term of the collective bargaining agreement expired on July 16, 2021; however, it automatically renews for successive one-year periods unless either party gives a notice of proposed modification or termination at least sixty days prior to the expiration date or a subsequent renewal date. We consider our relations with our employees to be good.

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

The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We are subject to social and natural catastrophic events that are beyond our control, such as health epidemics, including the COVID-19 pandemic, natural disasters and other catastrophes, which have materially and adversely affected our business and may continue to materially and adversely affect our results of operations, liquidity and financial condition.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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
•
increased competition for advertising revenues from Amazon, Apple, Meta and Alphabet; and
•
changes in government regulations and policies and actions of federal regulatory bodies, including the FCC, Internal Revenue Service, the Department of Justice, and the Federal Trade Commission.

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

We operate in a highly competitive business. A decline in our audience share or advertising rates in a particular market may cause a decline in the revenue and cash flows of our stations located in that market. Our stations compete for audiences and advertising revenues within their respective markets directly with other stations, as well as with other media platforms and companies selling digital advertising. These other media platforms include broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, smart speakers, podcasts and other forms of advertising. Our radio stations also compete for audiences and advertising revenues within their respective markets directly with Amazon, Apple, Meta and Alphabet.

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

Further, advertising revenue may vary from even- to odd-numbered years based on the volatility and unpredictability of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years when federal elections occur, has the potential to create fluctuations in our operating results on a year-to-year basis. In addition, political advertising revenue is dependent on the level of political advertising expenditures and competitiveness of particular races within each local market.

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

Media and audio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or an audio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict.

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
•
portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and
•
vehicles equipped with dashboards that provide internet connectivity that increase the number of audio and video platforms available in vehicles (e.g., ATSC 3.0 technology) or that eliminate tuners for certain older technologies such as AM radio.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, or renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines for an indecency violation is $495,500 per incident and $4,573,840 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts a review of its indecency policy generally, and in March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

The stations located in Boston, MA, Detroit, MI and Philadelphia, PA contributed 58% of our net revenue in 2023. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, or local government actions, which could adversely impact our results from operations, cash flows or financial position.

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

As of December 31, 2023, our FCC licenses and goodwill represented 69% of our total assets. We are required to test our FCC licenses and goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses and/or goodwill might be impaired, and we have, from time to time, recorded impairment charges as a result of such tests. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses and/or goodwill might be impaired. If we determine it is more likely than not that our FCC licenses and/or goodwill are impaired, then we are required to perform a quantitative impairment test. The valuation of our FCC licenses and goodwill is based on estimates rather than precise calculations. The fair value measurements for both our FCC licenses and goodwill use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations and financial condition. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our equity. As of December 31, 2023, we had long-term debt of $267.0 million and equity of $149.0 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. While we intend to pay a regular quarterly cash dividend, future payments, if any, will be at the discretion of our Board of Directors. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of the Indenture governing our Notes (as defined below), as well as any future agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our corporate offices and several of our stations are located in areas that could be affected by hurricanes.

Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and stations located in Fort Myers and Tampa. These stations contributed 13% of our net revenue in 2023. Our corporate offices and our stations located in Florida and other stations located along the east coast of the United States have been materially affected by hurricanes in the past and may be materially affected in the future, which could have an adverse impact on our business, financial condition and results of operations. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our hurricane-related losses.

The failure or destruction of the internet, satellite systems and transmitter facilities that we depend upon to distribute our programming could adversely affect our operating results.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our station programs and commercials. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. We do not control these third parties or the quality, security or testing of various third-party software, hardware or infrastructure products that are utilized in our business. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events, such as local disasters (accidental or environmental), various acts of terrorism, power outages, cyber-attacks, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences may be disrupted for an undetermined period of time until alternate facilities are engaged and put online. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information, expose us to liability, and cause material adverse effects on our business and reputation.

Any technology error or failure impacting systems hosted internally or externally, or any large-scale interruption to the technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our operations. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data are also vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, cyber-attacks, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a cyberattack or business disruption and its adverse financial consequences to our reputation.

In addition, as a part of our ordinary business operations, we and certain of our third-party providers collect, process, store and maintain sensitive data, including the personal information of our clients, listeners, employees, contractors, business partners and others as well as trade secrets and other propriety business information. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ contractors' or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings (including class actions), liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business.

Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely heavily on technology, such as computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations, to operate our business, including our own information technology systems and the information technology systems and technology of our third-party providers. The proper functioning of our business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed.

Our information technology systems, and those of third-party providers, are vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, and, increasingly, technological risks associated with computer system or network failures, viruses or malware, misconfigurations, bugs or securities vulnerabilities in hardware and software, physical or electronic intrusions, and unauthorized access associated with cyber-attacks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information.

We and certain of our third-party vendors have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and attempted denial of service attacks, and future attacks are likely to occur. While no cyber-attack has had a material impact thus far, if successful, these types of attacks could have a material adverse effect on our financial condition, results of operations and cash flows, due to, among other things, the loss of customer data and other confidential information, interruptions to our operations, and damage to our reputation. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools – including generative and other artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems or information.

In addition, our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to similar risks of damage or disruption. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

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

As part of our strategy, we have pursued, and may continue to pursue, acquisitions of additional stations. Radio broadcasting is a rapidly consolidating industry with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete with many other buyers for the acquisition of stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. FCC ownership rules limit the number of stations that an entity can own in specific local markets, and in certain markets, we do not have room to acquire additional stations in the FM service or in both the AM and FM services. As a result, our ability to identify and consummate future acquisitions is uncertain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the Chief Technology Officer and internal security staff as part of the Board’s continuing education on topics that impact public companies.

Our management team, including the Chief Technology Officer, General Counsel and the Senior Vice President of Information Technology & Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes 17 years as a Chief Technology Officer, a General Counsel with 10 years of cybersecurity oversight responsibilities, and a Senior Vice President of Information Technology & Security with 19 years of experience in information technology.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

As of February 6, 2024, we own or lease property in the following locations:

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

The office space in Fayetteville, NC is leased from Beasley Family Towers, LLC, which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have two authorized and outstanding classes of equity securities: Class A common stock, $.001 par value per share, and Class B common stock, $.001 par value per share. The only difference between the Class A and Class B common stock is that Class A is entitled to one vote per share and Class B is entitled to ten votes per share. Class B is convertible into Class A shares on a one-for-one share basis under certain circumstances. Our Class A common stock trades on the NASDAQ Global Market under the symbol “BBGI.” There is no established public trading market for our Class B common stock.

Holders

As of February 6, 2024, there were approximately 139 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of holders of Class A common stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2023	—	—	—	$—
November 1 – 30, 2023	—	—	—	—
December 1 – 31, 2023	15,601	$0.90	—	—
Total	15,601

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended December 31, 2023 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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
•
risks from social and natural catastrophic events;
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

Accounts Receivable. We continually evaluate our ability to collect our accounts receivable. We determine the allowance for credit losses based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions and reasonable and supportable forecasts of future economic conditions. This ongoing evaluation requires management judgment, and if we had made different assumptions about these factors, the allowance for credit losses could have been materially different.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2023. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2023, FCC licenses with an aggregate carrying amount of $393.0 million represented 68% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. In 2023, we performed the quantitative impairment test for our FCC licenses in all markets. The quantitative impairment test compares the fair value of our FCC licenses with their carrying amounts. If the carrying amounts of the FCC licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, we recorded impairment losses of $78.2 million related to the FCC licenses in each of our market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair value of our FCC licenses.

The fair values of the FCC licenses in each of our market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.2)% - 1.8%
Market revenue shares at maturity	0.4% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	10.0%

We performed the annual quantitative impairment test for our FCC licenses in all markets during the fourth quarter of 2023. As a result of the quantitative impairment test performed as of November 30, 2023, we recorded impairment losses of $1.0 million related to the FCC licenses in our Augusta, GA, Fort Myers-Naples, FL, and Middlesex-Monmouth-Morristown, NJ market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. The fair values of our FCC licenses were estimated using an income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(16.5)% - 24.4%
Market revenue shares at maturity	0.4% - 45.5%
Operating income margins at maturity	19.7% - 29.9%
Discount rate	10.0%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Atlanta, GA	$440,300	0.1%
Augusta, GA	4,776,100	—
Boston, MA	95,901,400	0.7
Charlotte, NC	44,495,600	1.9
Detroit, MI	25,205,800	5.8
Fayetteville, NC	7,295,100	2.7
Fort Myers-Naples, FL	5,191,700	—
Las Vegas, NV	30,145,300	2.3
Middlesex, Monmouth, Morristown, NJ	16,726,200	—
Philadelphia, PA	106,737,400	0.9
Tampa-Saint Petersburg, FL	56,092,000	0.6

Goodwill. As of December 31, 2023, goodwill with an aggregate carrying amount of $0.9 million represented 0.2% of our total assets. We are required to test our goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. We assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, we will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing our goodwill for impairment, we have identified our market clusters as our reporting units.

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

The fair value of the goodwill in our Philadelphia, PA market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(9.3)% - 1.4%
Operating income margins	27.9%
Discount rate	10.0%

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses and goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheets, we may recognize future impairment charges, the amount of which may be material. For example, as of November 30. 2023, if the discount rate used in our discounted cash flow analyses was increased to 10.5% without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $20.4 million related to the FCC licenses in each of our market clusters.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following summary table presents a comparison of our results of operations for the years ended December 31, 2022 and 2023, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

Results of Operations - Consolidated

	Year Ended December 31,		Change
	2022	2023	$	%
Net revenue	$256,381,018	$247,109,258	$(9,271,760)	-3.6%
Operating expenses	213,236,063	208,247,221	(4,988,842)	-2.3%
Corporate expenses	18,001,359	18,246,731	245,372	1.4%
FCC licenses impairment losses	23,799,383	89,214,665	65,415,282	274.9%
Goodwill impairment losses	16,253,087	10,582,360	(5,670,727)	-34.9%
Other impairment losses	12,822,000	—	(12,822,000)	-100.0%
Gain on exchange	3,350,539	—	(3,350,539)	-100.0%
Extinguishment of franchise fee	—	6,000,000	6,000,000	—
Gain on repurchases of long-term debt	1,131,346	7,807,875	6,676,529	590.1%
Income tax benefit	17,787,434	24,287,366	6,499,932	36.5%
Net loss	42,057,430	75,120,138	33,062,708	78.6%

Results of Operations - Segments

	Year Ended December 31,		Change
	2022	2023	$	%
Net revenue
Audio	$213,036,307	$199,481,868	$(13,554,439)	-6.4%
Digital	40,755,164	45,417,296	4,662,132	11.4%
Other	2,589,547	2,210,094	(379,453)	-14.7%
	$256,381,018	$247,109,258	$(9,271,760)	-3.6%
Operating expenses
Audio	$173,011,492	$163,608,414	$(9,403,078)	-5.4%
Digital	36,398,687	40,844,592	4,445,905	12.2%
Other	3,825,884	3,794,215	(31,669)	-0.8%
	$213,236,063	$208,247,221	$(4,988,842)	-2.3%

Net Revenue. Net revenue decreased $9.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Audio revenue decreased $13.6 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in agency revenue including political advertising. Digital revenue increased $4.7 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $5.0 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Audio operating expenses decreased $9.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to continued expense management in the audio segment. Digital operating expenses increased $4.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to continued investment in the digital segment.

Corporate Expenses. Corporate expenses during the year ended December 31, 2023 were comparable to the year ended December 31, 2022.

FCC Licenses Impairment Losses. As a result of our annual quantitative impairment test performed during the fourth quarter of 2023, we recorded impairment losses of $1.0 million related to the FCC licenses in our Augusta, GA, Fort Myers-Naples, FL, and Middlesex-Monmouth-Morristown, NJ market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment test, we recorded impairment losses of $78.2 million related to the FCC licenses in each of our market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair value of FCC licenses. On August 11, 2023, we entered into an agreement to sell substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE to a third party for $5.0 million in cash. As a result of entering into the agreement, we recorded an impairment loss of $10.0 million related to the FCC license during the second quarter of 2023.

As a result of our annual quantitative impairment test performed during the fourth quarter of 2022, we recorded impairment losses of $19.2 million related to the FCC licenses in our Boston, MA, Charlotte, NC, Fort Myers-Naples, FL, Middlesex-Monmouth-Morristown, NJ, and Wilmington, DE market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. Due to an increase in interest rates in the U.S. economy, we tested our FCC licenses for impairment during the second quarter of 2022. As a result of the quantitative impairment tests, we recorded impairment losses of $2.8 million related to the FCC licenses in our Fort Myers-Naples, FL, Las Vegas, NV, and Wilmington, DE market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of FCC licenses due to certain risks associated with the U.S. economy. On April 1, 2022, we completed the sale of substantially all of the assets used in the operations of WWNN-AM in West Palm Beach-Boca Raton, FL to a third party for $1.25 million in cash. As a result of the sale, we recorded an impairment loss of $1.9 million related to the FCC license during the first quarter of 2022.

Goodwill Impairment Losses. Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, we tested our goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test, we recorded an impairment loss of $10.6 million related to the goodwill in our Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analysis to estimate the fair value of goodwill.

As a result of our annual quantitative impairment test performed during the fourth quarter of 2022, we recorded an impairment loss of $8.9 million related to the goodwill in our Boston, MA market cluster and an impairment loss of $1.5 million related to goodwill in the esports segment. The impairment losses were primarily due to a decrease in projected revenue in the Boston, MA market and the esports segment. Due to an increase in interest rates in the U.S. economy, we tested our goodwill for impairment during the second quarter of 2022. As a result of the quantitative impairment test, we recorded impairment losses of $5.9 million related to the goodwill in our Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, and Tampa-Saint Petersburg, FL market clusters. The impairment losses were primarily due to an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of goodwill due to certain risks associated with the U.S. economy.

Other Impairment Losses. We also performed a quantitative impairment test for our franchise rights in the esports segment during the fourth quarter of 2022. As a result of the test, we recorded an impairment loss of $12.8 million primarily due to a decrease in projected revenue in the esports segment.

Gain on Exchange. On December 22, 2022, we completed an asset exchange with Audacy Nevada, LLC, pursuant to which we agreed to exchange all of the assets used or useful in the operations of KDWN-AM in Las Vegas, NV for all of the assets used or useful in the operations of KXTE-FM in Las Vegas, NV. As a result of the exchange, we recorded a gain on exchange of $3.4 million in 2022.

Extinguishment of Franchise Fee. Due to the termination of the esports league the remaining $6.0 million franchise fee payable to the esports league was forgiven during the fourth quarter of 2023.

Gain on Repurchases of Long-Term Debt. In the fourth quarter of 2023, we purchased $20.0 million aggregate principal amount of the Notes for an aggregate price equal to 65% of the principal amount and recorded an aggregate gain of $6.8 million as a result of the purchases. In the second quarter of 2023, we purchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the purchase.

In the third quarter of 2022, we purchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 77% of the principal amount and recorded an aggregate gain of $1.0 million as a result of the purchases. In the second quarter of 2022, we purchased $5.0 million aggregate principal amount of the Notes for an aggregate price equal to 96% of the principal amount and recorded an aggregate gain of $0.1 million as a result of the purchases.

Income Tax Benefit. Our effective tax rate was approximately (30)% and (24)% for the year ended December 31, 2022 and 2023, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the year ended December 31, 2023 was $75.1 million compared to a net loss of $42.1 million for the year ended December 31, 2022, as a result of the factors described above.

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

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. We used the net proceeds from the Notes, to refinance in full our previously outstanding credit facility, to repay a previously outstanding promissory note and loan from George Beasley and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

In the fourth quarter of 2023, we repurchased $20.0 million aggregate principal amount of the Notes for an aggregate price equal to 65% of the principal amount and recorded an aggregate gain of $6.8 million as a result of the repurchases. In the second quarter of 2023, we repurchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $84,000 to repurchase 87,873 shares during the year ended December 31, 2023. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of December 31, 2023.

Cash Flows. The following summary table presents a comparison of our cash flows for the years ended December 31, 2022 and 2023 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2022	2023
Net cash provided by (used in) operating activities	$11,147,084	$(4,678,549)
Net cash provided by (used in) investing activities	(14,177,688)	6,870,446
Net cash used in financing activities	(8,813,385)	(14,992,629)
Net decrease in cash and cash equivalents	$(11,843,989)	$(12,800,732)

Net Cash Provided By (Used In) Operating Activities. Net cash used in operating activities was $4.7 million during the year ended December 31, 2023, as compared to net cash provided by operating activities of $11.1 million during the year ended December 31, 2022. Significant factors affecting the $15.8 million decrease in net cash used in operating activities included a $13.9 million increase in cash paid for operating expenses and a $3.3 million decrease in cash receipts from revenue.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the year ended December 31, 2023 included proceeds of $11.1 million from two station dispositions and a termination payment from the esports league, partially offset by $4.2 million for capital expenditures. Net cash used in investing activities for the year ended December 31, 2022 included payments of $13.4 million for capital expenditures and a payment of $2.0 million for the acquisition of Guarantee, partially offset by proceeds of $1.2 million from a station disposition.

Net Cash Used In Financing Activities. Net cash used in financing activities during the year ended December 31, 2023 included Notes purchases of $14.9 million. Net cash used in financing activities for the year ended December 31, 2022 included Notes purchases of $8.7 million.

Related Party Transactions

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.3 million for the year ended December 31, 2023.

Beasley Family Properties, LLC

We lease office space for our stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for the year ended December 31, 2023.

Beasley Family Towers, LLC

We leased towers for 19 stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. During the fourth quarter of 2023, BFT sold 18 of the towers to an unrelated third party. As a result, the leases are no longer considered related party transactions. The remaining lease agreement for the tower that is still owned by BFT expires on January 31, 2026. Rental expense was $0.8 million for the year ended December 31, 2023.

We lease office space for our stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for the year ended December 31, 2023.

GGB Augusta, LLC

We lease land for our stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $52,000 for the year ended December 31, 2023.

GGB Las Vegas, LLC

We lease office space for our stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2028. Rental expense was $0.2 million for the year ended December 31, 2023.

Wintersrun Communications, LLC

We leased a tower for one station in Charlotte, NC from Wintersrun Communications, LLC ("Wintersrun"), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley. During the fourth quarter of 2023, Wintersrun sold the tower to an unrelated third party. As a result, the lease is no longer considered a related party transaction. Rental expense was $0.1 million for the year ended December 31, 2023.

We lease a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2023.

Quu, Inc.

We currently hold an investment in Quu, Inc. ("Quu"), a company that provides us with access to an application for digital revenue. Payments to Quu for access to the application were $0.4 million for the year ended December 31, 2023.

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

Inflation

For the years ended December 31, 2022 and 2023, inflation has affected our performance in terms of higher costs for operating expenses; however, the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

FCC Licenses Impairment Assessment – Radio Reporting Units

As disclosed in Note 5 to the consolidated financial statements, the Company’s consolidated FCC licenses balance was $393.0 million as of December 31, 2023. During the year ended December 31, 2023, the Company recorded impairment on FCC licenses of $89.2 million. Management performs an annual impairment test during the fourth quarter of each year,

Crowe LLP Independent Member Crowe Global

or more frequently when it is determined that events and circumstances indicate that it is more likely than not that FCC licenses are impaired, which includes a qualitative assessment. During 2023, management determined that is was more likely than not based on the qualitative assessment that FCC licenses were impaired and performed a quantitative assessment for all radio reporting units. FCC licenses are assessed for impairment at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to revenue growth rates, the market share at maturity and operating income margins at maturity of an average station within a market based upon market size, and station type and the discount rate.

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

d.
Evaluated the significant assumptions used by management, including revenue growth rates, the market share at maturity and operating income margins at maturity of an average station within a market based upon market size and station type, and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

e.
Utilized valuation specialists to assist in evaluating certain assumptions applied in the valuation model.

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Fort Lauderdale, Florida

February 16, 2024

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,534,653	$26,733,921
Accounts receivable, less allowance for credit losses of $1,876,751 in 2022 and $1,752,058 in 2023	56,683,526	53,424,196
Prepaid expenses	5,078,231	4,338,503
Other current assets	4,364,120	2,150,163
Total current assets	105,660,530	86,646,783
Property and equipment, net	55,807,047	51,474,754
Operating lease right-of-use assets	38,478,756	34,767,126
Finance lease right-of-use assets	306,667	—
FCC licenses	487,249,798	393,006,900
Goodwill	13,265,460	922,000
Other intangibles, net	8,219,939	2,722,408
Other assets	5,955,158	4,727,967
Total assets	$714,943,355	$574,267,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,344,621	$14,299,048
Operating lease liabilities	8,166,394	8,082,981
Other current liabilities	29,183,630	25,913,827
Total current liabilities	56,694,645	48,295,856
Due to related parties	85,731	55,019
Long-term debt, net of unamortized debt issuance costs	285,472,107	264,203,010
Operating lease liabilities	37,485,602	33,440,246
Deferred tax liabilities	98,068,981	71,894,915
Other long-term liabilities	13,647,481	7,400,257
Total liabilities	491,454,547	425,289,303
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 16,763,227 issued and 13,113,659 outstanding in 2022; 17,391,382 issued and 13,653,941 outstanding in 2023	16,761	17,389
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2022 and 2023	16,662	16,662
Additional paid-in capital	151,948,310	152,794,353
Treasury stock, Class A common stock; 3,649,568 shares in 2022; 3,737,441 shares in 2023	(29,155,300)	(29,239,179)
Retained earnings	100,163,064	25,042,926
Accumulated other comprehensive income	499,311	346,484
Total stockholders' equity	223,488,808	148,978,635
Total liabilities and stockholders' equity	$714,943,355	$574,267,938

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2023
Net revenue	$256,381,018	$247,109,258
Operating expenses:
Operating expenses (including stock-based compensation of $193,738 in 2022 and $66,382 in 2023 and excluding depreciation and amortization shown separately below)	213,236,063	208,247,221
Corporate expenses (including stock-based compensation of $865,165 in 2022 and $779,993 in 2023)	18,001,359	18,246,731
Depreciation and amortization	9,920,546	8,809,343
FCC licenses impairment losses	23,799,383	89,214,665
Goodwill impairment losses	16,253,087	10,582,360
Other impairment losses	12,822,000	—
Gain on exchange	(3,350,539)	—
Extinguishment of franchise fee	—	(6,000,000)
Total operating expenses	290,681,899	329,100,320
Operating loss	(34,300,881)	(81,991,062)
Non-operating income (expense):
Interest expense	(26,914,045)	(26,607,920)
Gain on repurchases of long-term debt	1,131,346	7,807,875
Other income, net	250,976	1,532,131
Loss before income taxes	(59,832,604)	(99,258,976)
Income tax benefit	(17,787,434)	(24,287,366)
Loss before equity in earnings of unconsolidated affiliates	(42,045,170)	(74,971,610)
Equity in earnings of unconsolidated affiliates, net of tax	(12,260)	(148,528)
Net loss	(42,057,430)	(75,120,138)
Other comprehensive gain (loss):
Unrecognized actuarial gain (loss) on postretirement plan (net of income tax expense of $542,438 in 2022 and income tax benefit of $52,260 in 2023)	1,545,668	(152,827)
Comprehensive loss	$(40,511,762)	$(75,272,965)

Net loss per Class A and B common share:
Basic and diluted	$(1.43)	$(2.51)
Weighted average shares outstanding:
Basic and diluted	29,473,989	29,893,722

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock								Accumulated
					Additional				Other	Total
	Class A		Class B		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss) Income	Equity
Balances as of January 1, 2022	16,249,312	$16,248	16,662,743	$16,662	$150,896,611	(3,552,455)	$(29,021,360)	$142,220,494	$(1,046,357)	$263,082,298
Stock-based compensation	513,915	513	—	—	1,058,390	—	—	—	—	1,058,903
Adjustment from related party acquisition	—	—	—	—	(6,691)	—	—	—	—	(6,691)
Purchase of treasury stock	—	—	—	—	—	(97,113)	(133,940)	—	—	(133,940)
Net loss	—	—	—	—	—	—	—	(42,057,430)	—	(42,057,430)
Other comprehensive gain	—	—	—	—	—	—	—	—	1,545,668	1,545,668
Balances as of December 31, 2022	16,763,227	16,761	16,662,743	16,662	151,948,310	(3,649,568)	(29,155,300)	100,163,064	499,311	223,488,808
Stock-based compensation	628,155	628	—	—	845,747	—	—	—	—	846,375
Adjustment from related party acquisition	—	—	—	—	296	—	—	—	—	296
Purchase of treasury stock	—	—	—	—	—	(87,873)	(83,879)	—	—	(83,879)
Net loss	—	—	—	—	—	—	—	(75,120,138)	—	(75,120,138)
Other comprehensive loss	—	—	—	—	—	—	—	—	(152,827)	(152,827)
Balances as of December 31, 2023	17,391,382	$17,389	16,662,743	$16,662	$152,794,353	(3,737,441)	$(29,239,179)	$25,042,926	$346,484	$148,978,635

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(42,057,430)	$(75,120,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,058,903	846,375
Provision for credit losses	1,108,840	1,642,545
Depreciation and amortization	9,920,546	8,809,343
FCC licenses impairment losses	23,799,383	89,214,665
Goodwill impairment losses	16,253,087	10,582,360
Other impairment losses	12,822,000	—
Gain on exchange	(3,350,539)	—
Extinguishment of franchise fee	—	(6,000,000)
Amortization of loan fees	1,491,061	1,447,528
Gain on repurchases of long-term debt	(1,131,346)	(7,807,875)
Deferred income taxes	(18,157,845)	(25,918,433)
Equity in earnings of unconsolidated affiliates	12,260	148,528
Change in operating assets and liabilities:
Accounts receivable	(4,413,929)	1,616,785
Prepaid expenses	(1,034,175)	739,728
Other assets	(639,724)	2,995,740
Accounts payable	12,349,540	(5,045,573)
Other liabilities	3,212,130	(4,048,647)
Other operating activities	(95,678)	1,218,520
Net cash provided by (used in) operating activities	11,147,084	(4,678,549)
Cash flows from investing activities:
Payment for acquisition	(2,000,000)	—
Capital expenditures	(13,363,000)	(4,189,554)
Proceeds from dispositions	1,185,312	11,060,000
Net cash provided by (used in) investing activities	(14,177,688)	6,870,446
Cash flows from financing activities:
Repurchase of long-term debt	(8,677,500)	(14,908,750)
Reduction of finance lease liabilities	(1,945)	—
Purchase of treasury stock	(133,940)	(83,879)
Net cash used in financing activities	(8,813,385)	(14,992,629)
Net decrease in cash and cash equivalents	(11,843,989)	(12,800,732)
Cash and cash equivalents at beginning of period	51,378,642	39,534,653
Cash and cash equivalents at end of period	$39,534,653	$26,733,921
Cash paid for interest	$25,564,611	$25,224,653
Cash paid for income taxes	$1,550,250	$1,402,784

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business

Beasley Broadcast Group, Inc. (the “Company” or “BBGI”) is a multi-platform media company, operating two reportable business segments, whose primary business is operating radio stations throughout the United States. The Company offers local and national advertisers integrated marketing solutions across audio, digital and event platforms. The Company owns and operates stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL.

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

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include: (i) the amount of allowance for credit losses; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing Federal Communications Commission ("FCC") licenses, goodwill and other intangibles for impairment; (iv) estimates used to determine the incremental borrowing rate to record lease liabilities and related right-of-use assets (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the Supplemental Employee Retirement Plan ("SERP"). Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications

Certain amounts previously reported in the 2022 financial statements have been reclassified to conform to the 2023 presentation.

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

The changes in allowance for credit losses on accounts receivable are as follows:

	December 31,
	2022	2023
Beginning balance	$1,720,477	$1,876,751
Provision for credit losses	1,108,840	1,642,545
Deductions	(952,566)	(1,767,238)
Ending balance	$1,876,751	$1,752,058

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

FCC Licenses

FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2022 and 2023. The weighted-average period before the next renewal of the Company’s FCC licenses is 5.0 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters, digital, and esports as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2023.

Other Intangibles

Other intangibles include advertiser relationships, franchise rights and a trade name with finite lives that are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. Other intangibles also includes brands with indefinite lives that are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s brands might be impaired. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters, digital, and esports as its reporting units. See Note 7 for changes in the carrying amount of other intangibles for the years ended December 31, 2022 and 2023.

Investments

Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis, which does not have a readily determinable fair value, and therefore, is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment. The carrying amount of the investment in QUU was $2.0 million and $1.8 million as of December 31, 2022 and 2023, respectively.

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

Supplemental Employee Retirement Plan

The costs and liabilities of the SERP are determined using actuarial valuations. An actuarial valuation involves making various assumptions that include the discount rate and mortality rates. The discount rate is based on matching the cash flows of the SERP to the FTSE Pension Discount Curve. The mortality assumptions are based on the mortality tables and mortality improvement scales that are selected based on the most recent study of the Society of Actuaries. The SERP is frozen so future employment does not change the benefit amounts. Actual results will differ from results which are estimated based on assumptions.

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

Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders of the Company by the weighted average number of common shares outstanding for the period. Common shares outstanding include shares of both Class A and Class B common stock, which have equal rights and privileges except with respect to voting. Diluted net loss per share reflects the potential dilution that could occur if restricted stock units or other contracts to issue common stock were exercised or converted into common stock and were not anti-dilutive. When reporting a net loss, the effect of restrictive stock units is excluded under the treasury stock method as the addition of shares would be anti-dilutive.

Concentrations of Risk

Certain cash deposits with financial institutions may, at times, exceed FDIC insurance limits.

The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2023. The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2022.

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

Segments

The Company currently operates two operating and reportable segments (Audio and Digital). The Company also operated an esports segment in 2022 and from January 1, 2023 to December 13, 2023. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). Operating results are reported to the Chief Operating Decision Maker on a statement of operations, which includes net revenue, operating expenses, impairment losses, gains and losses on dispositions and depreciation and amortization. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires additional disclosures for the Company's reportable segments, primarily related to significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently in the process of reviewing the new guidance.

In June 2016, the FASB issued guidance that will require the measurement of all expected credit losses for financial assets, including accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. In November 2019, the FASB issued additional guidance that included a deferral of the effective date for smaller reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, and interim periods within those years. The Company adopted the guidance on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

(3)
Acquisitions and Dispositions

On December 13, 2023, the Company completed the termination of its esports operations. The Company received a $6.0 million termination payment from the esports league in the fourth quarter of 2023. The Company no longer has esports operations after completion of the termination. However, management determined that the termination did not represent a strategic shift that would have significant effect on the Company's operations and financial results; therefore, the esports operations have not been reported as discontinued operations. The Company recorded a loss on termination of $0.3 million during the fourth quarter of 2023.

The loss on termination is summarized as follows:

Termination payment	$6,000,000
Goodwill (see Note 6)	(1,761,100)
Other intangibles (see Note 7)	(4,529,447)
Loss on termination	$(290,547)

In addition, the remaining $6.0 million franchise fee payable to the esports league was forgiven by the esports league and is reported in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2023.

On October 5, 2023, the Company completed the sale of substantially all of the assets used in the operation of WJBR-FM in Wilmington, DE to a third party for $5.0 million in cash. During the second quarter of 2023, due to the potential sale of these assets, the Company recorded and impairment loss of $10.0 million related to the FCC license. The Company no longer has operations in the Wilmington, DE market after completion of the disposition. However, management determined that the disposition did not represent a strategic shift that would have significant effect on the Company's operations and financial results; therefore, the operations in the Wilmington, DE market have not been reported as discontinued operations. The Company recorded a gain on disposition of approximately $18,000 during the fourth quarter of 2023.

On September 11, 2023, the Company completed the sale of substantially all of the assets used in the operations of WWWE-AM in Atlanta, GA to a third party for $250,000 in cash.

On December 22, 2022, the Company completed an asset exchange with Audacy Nevada, LLC and Beasley Media Group, LLC under which the Company agreed to exchange all of the assets used or useful in the operations of KDWN-AM in Las Vegas, NV for all of the assets used or useful in the operations of KXTE-FM in Las Vegas, NV. On September 29, 2022, the Company also entered into a local marketing agreement (“LMA”) with Audacy Nevada, LLC and began operating KXTE-FM on November 14, 2022. The LMA ended on December 22, 2022. The assets received from the exchange did not meet the definition of a business under ASC 805. The exchange was accounted for in accordance with ASC 610-20, which resulted in the Company recognizing a gain for the difference between the fair value of the assets received and the carrying amount of the assets given.

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

(4)
Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives
	2022	2023	(years)
Land	$13,342,547	$13,322,390	—
Buildings and improvements	39,350,594	37,255,078	15-30
Broadcast equipment	32,663,190	34,781,546	5-15
Transportation equipment	2,304,018	2,265,706	5
Office equipment	9,871,341	9,629,737	5-10
Construction in progress	649,321	430,175	—
	98,181,011	97,684,632
Less accumulated depreciation and amortization	(42,373,964)	(46,209,878)
	$55,807,047	$51,474,754

The Company recorded depreciation expense of $6.9 million and $7.8 million for the years ended December 31, 2022 and 2023, respectively.

(5)
FCC Licenses

Changes in the carrying amount of FCC licenses for the years ended December 31, 2022 and 2023 are as follows:

Balance as of January 1, 2022	$508,413,913
Asset exchange acquisition (see Note 3)	5,451,000
Asset exchange disposition (see Note 3)	(2,025,500)
Disposition (see Note 3)	(790,232)
Impairment losses (see below and also Note 3)	(23,799,383)
Balance as of December 31, 2022	487,249,798
Dispositions (see Note 3)	(5,028,233)
Impairment losses (see below and also Note 3)	(89,214,665)
Balance as of December 31, 2023	$393,006,900

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

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, the Company tested its FCC licenses for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, the Company recorded impairment losses of $78.2 million related to the FCC licenses in each of its market clusters. The impairment losses were primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues in each market cluster used in the discounted cash flow analyses to estimate the fair value of the Company's FCC licenses. The fair values of the FCC licenses were estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(1.2)% - 1.8%
Market revenue shares at maturity	0.4% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	10.0%

The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2023. As a result of the quantitative impairment test performed as of November 30, 2023, the Company recorded impairment losses of $1.0 million related to the FCC licenses in its Augusta, GA, Fort Myers-Naples, FL, and Middlesex-Monmouth-Morristown, NJ market clusters. The impairment losses were primarily due to a decrease in projected revenue in these markets. The fair values of the FCC licenses were estimated using an income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(16.5)% - 24.4%
Market revenue shares at maturity	0.4% - 45.5%
Operating income margins at maturity	19.7% - 29.9%
Discount rate	10.0%

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

Revenue growth rates	0.3% - 2.7%
Market revenue shares at maturity	0.7% - 44.7%
Operating income margins at maturity	19.7% - 30.4%
Discount rate	9.5%

(6)
Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2023 are as follows:

Balance as of January 1, 2022	$28,596,547
Acquisition (see Note 3)	922,000
Impairment losses	(16,253,087)
Balance as of December 31, 2022	13,265,460
Disposition (see Note 3)	(1,761,100)
Impairment losses	(10,582,360)
Balance as of December 31, 2023	$922,000

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing goodwill for impairment, the Company has identified its audio market clusters and esports as its reporting units. The goodwill valuations are Level 3 non-recurring fair value measurements.

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, the Company tested its goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, the Company recorded an impairment loss of $10.6 million related to the goodwill in its Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of our goodwill. The fair value of the goodwill in the Philadelphia, PA market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

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

The Company performed the annual quantitative impairment test for its goodwill in all markets during the fourth quarter of 2022. As a result of the quantitative impairment test, the Company recorded an impairment loss of $8.9 million related to the goodwill in its Boston, MA market cluster. The impairment loss was primarily due to a decrease in projected revenue in Boston. The fair value of its goodwill was estimated using an income approach. The key assumptions used in the discounted cash flow analysis are as follows:

Revenue growth rates	0.5% - 11.4%
Operating income margin	13.1%
Discount rate	9.5%

In addition, as a result of a quantitative impairment test in the esports segment, the Company recorded an impairment loss of $1.5 million related to the goodwill in the esports segment during the fourth quarter of 2022. The impairment loss was primarily due to a decrease in projected revenue in the esports segment.

(7)
Other Intangibles

Other intangibles as of December 31, 2023 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(864,129)	$1,164,871	6-11
Trade name	510,000	(96,950)	413,050	8
	2,539,000	(961,079)	1,577,921
Brands	1,115,663	—	1,115,663
Other intangibles with indefinite lives	28,824	—	28,824
	$3,683,487	$(961,079)	$2,722,408

Other intangibles as of December 31, 2022 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(636,869)	$1,392,131	6-11
Franchise rights	4,739,523	—	4,739,523	10
Trade name	510,000	(33,202)	476,798	8
	7,278,523	(670,071)	6,608,452
Brands	1,582,663	—	1,582,663
Other intangibles with indefinite lives	28,824	—	28,824
	$8,890,010	$(670,071)	$8,219,939

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

The Company recorded amortization expense of $2.7 million and $1.0 million for the years ended December 31, 2022 and 2023, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2024	$291,008
2025	291,008
2026	291,008
2027	291,008
2028	241,954
Thereafter	171,935
Total	$1,577,921

(8)
Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2022	2023
Accrued interest	$10,448,469	$10,100,833
Accrued payroll expenses	5,121,950	4,906,900
Deferred revenue	4,696,989	4,835,984
Accrued digital expenses	3,028,440	3,284,767
Other accrued expenses	5,887,782	2,785,343
	$29,183,630	$25,913,827

(9)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2022	2023
Secured notes	$290,000,000	$267,000,000
Less unamortized debt issuance costs	(4,527,893)	(2,796,990)
	$285,472,107	$264,203,010

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Notes”) under an indenture dated February 2, 2021 (the “Indenture”). Interest on the Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. The Company used the net proceeds from the Notes, to refinance in full our previously outstanding credit facility, to repay a previously outstanding promissory note and loan from George Beasley and to pay related accrued interest, fees and expenses. The Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Notes.

In the fourth quarter of 2023, the Company repurchased $20.0 million aggregate principal amount of the Notes for an aggregate price equal to 65% of the principal amount and recorded an aggregate gain of $6.8 million as a result of the repurchases. In the second quarter of 2023, the Company repurchased $3.0 million principal amount of the Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

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

(10)
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

The following table summarizes lease information:

	Year ended December 31,
	2022	2023
Lease cost
Operating lease cost	$11,974,079	$11,565,713
Short-term lease cost	29,880	30,620
Total lease cost	$12,003,959	$11,596,333

Other information
Operating cash flows from operating leases	$11,665,909	$12,182,522
Right-of-use assets obtained in exchange for new operating lease liabilities	13,383,043	4,561,161

December 31, 2023
Weighted-average remaining lease term – operating leases	6.8
Weighted-average discount rate – operating leases	9.1%

As of December 31, 2023, future minimum payments for operating and finance leases for the next five years and thereafter are summarized as follows:

2024	$11,260,982
2025	10,483,998
2026	8,070,642
2027	6,555,452
2028	5,015,972
Thereafter	16,098,110
Total lease payments	57,485,156
Less imputed interest	(15,961,929)
Present value of lease liabilities	$41,523,227

(11)
Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $20,500 and $22,500 (or $27,000 and $30,000 if aged 50 years or older) in 2022 and 2023, respectively. No employer matching contributions were made to the defined contribution plan in 2022 and 2023.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen SERP of $8.0 million are reported in other long-term liabilities, of which $0.6 million was reclassified to other current liabilities, in the consolidated balance sheets as of December 31, 2022 and 2023. The Company contributed $0.5 million to the SERP in both 2022 and 2023.

The SERP is summarized as follows:

	Year ended December 31,
	2022	2023
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$10,187,817	$7,958,072
Interest cost	250,240	379,126
Actuarial (gain) loss	(1,990,024)	205,087
Benefits paid	(489,961)	(535,450)
Benefit obligation at end of year	$7,958,072	$8,006,835

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	489,961	535,450
Benefits paid	(489,961)	(535,450)
Fair value of plan assets at end of year	$—	$—

Funded status	$(7,958,072)	$(8,006,835)
Unrecognized net actuarial loss	(669,250)	(464,163)
Cumulative employer contributions in excess of the net periodic pension cost	$(8,627,322)	$(8,470,998)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(562,238)	$(606,578)
Noncurrent liabilities	(7,395,834)	(7,400,257)
Net amount recognized	$(7,958,072)	$(8,006,835)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gain) loss	$(669,250)	$(464,163)
Total (before tax effects)	$(669,250)	$(464,163)

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$7,958,072	$8,006,835
Accumulated benefit obligation	$7,958,072	$8,006,835

Weighted-Average Assumptions for Disclosure
Discount rate	4.90%	4.70%
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Net Periodic Benefit Cost
Interest cost	$250,240	$379,126
Recognized net actuarial (gain) loss	98,082	—
Net periodic benefit cost	$348,322	$379,126

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(1,990,024)	$205,087
Recognized net actuarial (gain) loss	(98,082)	—
Total recognized in other comprehensive income (before tax effects)	$(2,088,106)	$205,087

Total recognized in net cost and other comprehensive income (before tax effects)	$(1,739,784)	$584,213

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—	$—
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	2.50%	4.90%
Corridor	10.00%	10.00%
Average future working lifetime	4.99	4.52
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Estimated Future Benefit Payments
2024	$606,578
2025	$628,455
2026	$628,088
2027	$619,658
2028	$619,012
2029-2033	$2,982,667

Contributions
Estimated contributions for 2024	$606,578

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

From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units. The Company paid $0.1 million to repurchase 87,873 shares in 2023.

The board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(13)
Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2022	2023
Audio	$213,036,307	$199,481,868
Digital	40,755,164	45,417,296
Other	2,589,547	2,210,094
	$256,381,018	$247,109,258

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

	December 31,	December 31,
	2022	2023
Deferred revenue	$4,696,989	$4,835,984

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

	December 31,	December 31,
	2022	2023
Trade sales receivable	$1,564,054	$1,417,692
Trade sales payable	806,162	481,471

	Year ended December 31,
	2022	2023
Trade sales revenue	$5,862,351	$5,963,305

Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is recognized over time as the digital items are used for advertising content, except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for digital revenue.

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2022	940,834	$2.77
Granted	778,857	1.35
Vested	(513,915)	2.51
Forfeited	(120,958)	2.32
Unvested as of December 31, 2022	1,084,818	1.87
Granted	475,520	0.80
Vested	(628,155)	1.60
Forfeited	(158,849)	1.02
Unvested as of December 31, 2023	773,334	$1.54

As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

(15)
Income Taxes

Income tax benefit is as follows:

	Year ended December 31,
	2022	2023
Current:
Federal	$265,813	$1,498,219
State	104,598	132,848
	370,411	1,631,067
Deferred:
Federal	(10,074,570)	(20,442,502)
State	(8,083,275)	(5,475,931)
	(18,157,845)	(25,918,433)
	$(17,787,434)	$(24,287,366)

Income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes as follows:

	Year ended December 31,
	2022	2023
Expected tax benefit	$(12,564,847)	$(20,844,385)
State income taxes, net of federal benefit	(2,618,634)	(4,320,644)
Tax rate adjustments	(3,687,539)	(112,968)
Change in valuation allowance	(5,121)	(3,742)
Non-deductible items	884,241	728,641
Other	204,466	265,732
	$(17,787,434)	$(24,287,366)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2023
Deferred tax assets:
Allowance for credit losses	$476,552	$444,198
Other assets	327,689	1,515,891
Operating lease liabilities	919,745	876,923
Other long-term liabilities	2,084,645	2,029,965
Stock-based compensation	156,677	116,052
Interest expense limitation	10,006,855	14,663,404
Net operating losses	2,215,118	1,100,232
Subtotal	16,187,281	20,746,665
Valuation allowance	(299,922)	(296,180)
Total	15,887,359	20,450,485
Deferred tax liabilities:
Prepaid expenses	(143,287)	(167,592)
Property and equipment	(5,834,727)	(5,309,534)
Intangibles	(107,978,326)	(86,868,274)
Total	(113,956,340)	(92,345,400)
Net deferred tax liabilities	$(98,068,981)	$(71,894,915)

As of December 31, 2023, the Company has state net operating losses of $20.0 million. The valuation allowance relates to unrealized losses on investments which management has determined, more likely than not, that such losses will not be utilized.

As of December 31, 2022 and 2023, the Company does not have any material unrecognized tax benefits and accordingly, has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2019.

(16)
Loss Per Share

Net loss per share calculation information is as follows:

	Year ended December 31,
	2022	2023
Net loss	$(42,057,430)	$(75,120,138)
Weighted-average shares outstanding:
Basic	29,473,989	29,893,722
Effect of dilutive restricted stock units	—	—
Diluted	29,473,989	29,893,722
Net loss per Class A and Class B common share – basic and diluted	$(1.43)	$(2.51)

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 140,170 and 85,800 for the years ended December 31, 2022 and 2023, respectively.

(17)
Related Party Transactions

The Company leases certain office space and towers from related parties as described below. As a result, the Company has recorded operating lease right-of-use assets of $3.9 million and $4.6 million for the years ended December 31, 2022 and 2023, respectively and operating lease liabilities of $4.2 million and $4.9 million for the years ended December 31, 2022 and 2023. The operating lease right-of-use assets and operating lease liabilities for the related party leases are reported in the accompanying consolidated balance sheets for the years ended December 31, 2022 and 2023.

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.3 million for each of the years ended December 31, 2022 and 2023.

Beasley Family Properties, LLC

The Company leases office space for its stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2024. Rental expense was $0.2 million for each of the years ended December 31, 2022 and 2023.

Beasley Family Towers, LLC

The Company leased towers for 19 stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. During the fourth quarter of 2023, BFT sold 18 of the towers to an unrelated third party. As a result, the leases are no longer considered related party transactions. The remaining lease agreement for the tower that is still owned by BFT expires on January 31, 2026. Rental expense was $0.8 million for each of the years ended December 31, 2022 and 2023.

The Company leases office space for its stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for each of the years ended December 31, 2022 and 2023.

GGB Augusta, LLC

The Company leases land for its stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $48,000 and $52,000 for the years ended December 31, 2022 and 2023, respectively.

GGB Las Vegas, LLC

The Company leases office space for its stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2028. Rental expense was $0.2 million for each of the years ended December 31, 2022 and 2023.

Wintersrun Communications, LLC

The Company leased a tower for one station in Charlotte, NC from Wintersrun Communications, LLC ("Wintersrun"), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Bruce G. Beasley and Brian E. Beasley. During the fourth quarter of 2023, Wintersrun sold the tower to an unrelated third party. As a result, the lease is no longer considered a related party transaction. Rental expense was $0.1 million for each of the years ended December 31, 2022 and 2023.

The Company leases a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2022 and 2023.

Quu, Inc.

The Company currently holds an investment in Quu, Inc. ("Quu"), a company that provides the Company with access to an application for digital revenue. Payments to Quu for access to the application were $0.4 million for each of the years ended December 31, 2022 and 2023.

Loan to Interactive Life, Inc.

In May 2022, the Company provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum with no cash payments due until the loan’s maturity in May 2024. Interactive Life, Inc. is controlled by Mr. Joseph Harb. The Company currently holds an investment in Quu, a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

(18)
Commitments and Contingencies

The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2023, future minimum payments for the next five years and thereafter are summarized as follows:

2024	$25,393,981
2025	25,460,934
2026	8,328,829
2027	7,616,667
2028	7,418,334
Thereafter	14,075,000
Total	$88,293,745

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

The estimated fair value of the Company’s Notes, based on available market information, was $174.0 million and $173.2 million as of December 31, 2022 and 2023, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(20)
Segment Information

The Company currently operates two operating and reportable segments (Audio and Digital). The Company also operated an esports segment in 2022 and from January 1, 2023 to December 13, 2023. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate expenses includes general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items, including interest expense and income taxes, are reported in the accompanying consolidated statements of comprehensive loss.

Reportable segment information for the year ended December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$199,481,868	$45,417,296	$2,210,094	$—	$247,109,258
Operating expenses	163,608,414	40,844,592	3,794,215	—	208,247,221
Corporate expenses	—	—	—	18,246,731	18,246,731
Depreciation and amortization	7,013,118	188,790	770,029	837,406	8,809,343
Impairment losses	99,797,025	—	—	—	99,797,025
Extinguishment of franchise fee	—	—	(6,000,000)	—	(6,000,000)
Operating income (loss)	$(70,936,689)	$4,383,914	$3,645,850	$(19,084,137)	$(81,991,062)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$3,901,609	$13,184	$25,534	$249,227	$4,189,554

Reportable segment information for the year ended December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$213,036,307	$40,755,164	$2,589,547	$—	$256,381,018
Operating expenses	173,011,492	36,398,687	3,825,884	—	213,236,063
Corporate expenses	—	—	—	18,001,359	18,001,359
Depreciation and amortization	6,277,953	102,402	2,772,489	767,702	9,920,546
Impairment losses	38,594,470	—	14,280,000	—	52,874,470
Gain on exchange	(3,350,539)	—	—	—	(3,350,539)
Operating income (loss)	$(1,497,069)	$4,254,075	$(18,288,826)	$(18,769,061)	$(34,300,881)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$13,160,276	$58,300	$59,084	$401,651	$13,679,311

Reportable segment information as of December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,324,618	$95,003	$74,081	$2,981,052	$51,474,754
FCC licenses	393,006,900	—	—	—	393,006,900
Goodwill	—	922,000	—	—	922,000
Other intangibles, net	1,707,909	834,836	—	179,663	2,722,408

Reportable segment information as of December 31, 2022 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$51,941,687	$112,693	$67,751	$3,684,916	$55,807,047
FCC licenses	487,249,798	—	—	—	487,249,798
Goodwill	10,582,360	922,000	1,761,100	—	13,265,460
Other intangibles, net	1,841,001	992,752	5,206,523	179,663	8,219,939

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2022 and 2023

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2022:
Valuation allowance for deferred tax assets	305,043	—	5,121	299,922
Year ended December 31, 2023:
Valuation allowance for deferred tax assets	299,922	—	3,742	296,180

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this report.

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
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and
(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has used the framework set forth in the 2013 report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits the Company to provide only management's report in this annual report.

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 29, 2024 (“2024 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption "Code of Business Conduct and Ethics" in our 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements. A list of financial statements and schedules included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”
(b)
Exhibits.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated July 19, 2016 (incorporated by reference to Exhibit 2.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed July 20, 2016).

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

10.4**

The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.5**

First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.6**

The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.7**

Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.8**

Executive employment agreement by and between Beasley Broadcast Group, Inc. and Bruce Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.9**

Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.10**

Executive employment agreement by and between Beasley Mezzanine Holdings, LLC and Marie Tedesco dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.11**

Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1***	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
97.1	Beasley Broadcast Group, Inc. Policy for Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLINE BEASLEY Caroline Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 16, 2024

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	February 16, 2024

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	February 16, 2024

/s/ MARIE TEDESCO Marie Tedesco	Chief Financial Officer (principal financial and accounting officer)	February 16, 2024

/s/ PETER A. BORDES Peter A. Bordes	Director	February 16, 2024

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	February 16, 2024

/s/ LESLIE V. GODRIDGE Leslie V. Godridge	Director	February 16, 2024

/s/ GORDON H. SMITH Gordon H. Smith	Director	February 16, 2024

/s/ CHARLES M. WARFIELD Charles M. Warfield	Director	February 16, 2024