Form 10-Q
period 2024-03-31
BEASLEY BROADCAST GROUP INC
filed 2024-05-09
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

(239) 263-5000

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, par value $0.001 per share	BBGI	Nasdaq Capital Market

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

Class A Common Stock, $0.001 par value, 13,681,533 Shares Outstanding as of May 2, 2024

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of May 2, 2024

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,733,921	$27,763,453
Accounts receivable, less allowance for credit losses of $1,752,058 in 2023 and $1,541,399 in 2024	53,424,196	46,508,958
Prepaid expenses	4,338,503	4,426,652
Other current assets	2,150,163	1,895,334
Total current assets	86,646,783	80,594,397
Property and equipment, net	51,474,754	50,642,084
Operating lease right-of-use assets	34,767,126	33,768,736
FCC licenses	393,006,900	393,006,900
Goodwill	922,000	922,000
Other intangibles, net	2,722,408	2,649,656
Other assets	4,727,967	4,696,089
Total assets	$574,267,938	$566,279,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,299,048	$11,714,223
Operating lease liabilities	8,082,981	8,084,044
Other current liabilities	25,913,827	22,167,156
Total current liabilities	48,295,856	41,965,423
Due to related parties	55,019	47,341
Long-term debt, net of unamortized debt issuance costs	264,203,010	264,538,649
Operating lease liabilities	33,440,246	32,295,713
Deferred tax liabilities	71,894,915	70,905,149
Other long-term liabilities	7,400,257	7,400,257
Total liabilities	425,289,303	417,152,532
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 17,391,382 issued and 13,653,941 outstanding in 2023; 17,433,632 issued and 13,681,533 outstanding in 2024	17,389	17,431
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2023 and 2024	16,662	16,662
Additional paid-in capital	152,794,353	152,947,672
Treasury stock, Class A common stock; 3,737,441 shares in 2023; 3,752,099 shares in 2024	(29,239,179)	(29,251,815)
Retained earnings	25,042,926	25,050,896
Accumulated other comprehensive income	346,484	346,484
Total stockholders' equity	148,978,635	149,127,330
Total liabilities and stockholders' equity	$574,267,938	$566,279,862

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2023	2024
Net revenue	$57,779,120	$54,380,346
Operating expenses:
Operating expenses (including stock-based compensation of $32,804 in 2023 and $22,238 in 2024 and excluding depreciation and amortization shown separately below)	50,653,655	49,240,998
Corporate expenses (including stock-based compensation of $141,464 in 2023 and $131,123 in 2024)	4,483,095	4,407,832
Depreciation and amortization	2,229,325	1,834,602
Total operating expenses	57,366,075	55,483,432
Operating income (loss)	413,045	(1,103,086)
Non-operating income (expense):
Interest expense	(6,593,852)	(5,587,308)
Gain on sale of investment	-	6,026,776
Other income, net	540,515	270,005
Loss before income taxes	(5,640,292)	(393,613)
Income tax benefit	(2,163,983)	(410,230)
Income (loss) before equity in earnings of unconsolidated affiliates	(3,476,309)	16,617
Equity in earnings of unconsolidated affiliates, net of tax	(60,257)	(8,647)
Net income (loss)	(3,536,566)	7,970
Net income (loss) per Class A and Class B common share:
Basic and diluted	$(0.12)	$-
Weighted average shares outstanding:
Basic	29,785,759	30,325,802
Diluted	29,785,759	30,466,730

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income (loss)	$(3,536,566)	$7,970
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	174,268	153,361
Provision for credit losses	230,692	217,742
Depreciation and amortization	2,229,325	1,834,602
Amortization of loan fees	367,126	335,639
Gain on sale of investment	-	(6,026,776)
Deferred income taxes	(2,163,983)	(989,766)
Equity in earnings of unconsolidated affiliates	60,257	8,647
Change in operating assets and liabilities:
Accounts receivable	8,965,032	6,697,496
Prepaid expenses	(266,749)	(88,149)
Other assets	1,049,212	241,709
Accounts payable	(3,713,040)	(2,584,825)
Other liabilities	(6,062,782)	(3,884,195)
Other operating activities	222,043	39,661
Net cash used in operating activities	(2,445,165)	(4,036,884)
Cash flows from investing activities:
Capital expenditures	(1,169,280)	(947,724)
Proceeds from sale of investment	-	6,026,776
Net cash provided by (used in) investing activities	(1,169,280)	5,079,052
Cash flows from financing activities:
Purchase of treasury stock	(25,545)	(12,636)
Net cash used in financing activities	(25,545)	(12,636)
Net increase (decrease) in cash and cash equivalents	(3,639,990)	1,029,532
Cash and cash equivalents at beginning of period	39,534,653	26,733,921
Cash and cash equivalents at end of period	$35,894,663	$27,763,453
Cash paid for interest	$12,506,445	$11,514,377
Cash paid for income taxes	$21,491	$84,450

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations; therefore the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)
Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires additional disclosures primarily related to the Company's income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively. The Company is currently in the process of reviewing the new guidance.

In November 2023, the FASB issued guidance which requires additional disclosures for the Company's reportable segments, primarily related to significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently in the process of reviewing the new guidance.

(3)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. ("BMI") and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying condensed consolidated statement of net income for the three months ended March 31, 2024. After the sale, the Company no longer holds an investment in BMI.

(4)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2023	2024
Secured notes	$267,000,000	$267,000,000
Less unamortized debt issuance costs	(2,796,990)	(2,461,351)
	$264,203,010	$264,538,649

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended March 31,
	2023	2024
Beginning balance	$223,488,808	$148,978,635
Stock-based compensation	174,268	153,361
Purchase of treasury stock	(25,545)	(12,636)
Net income (loss)	(3,536,566)	7,970
Ending balance	$220,100,965	$149,127,330

(6)
Net Revenue

Net revenue is comprised of the following:

	Three months ended March 31,
	2023	2024
Audio	$47,417,966	$43,428,127
Digital	9,976,785	10,952,219
Other	384,369	-
	$57,779,120	$54,380,346

The Company recognizes revenue when it satisfies a performance obligation under a contract with an advertiser. The transaction price is allocated to performance obligations based on executed contracts, which represent relative standalone selling prices. Payment is generally due within 30 days, although certain advertisers are required to pay in advance. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. The Company has elected to use the practical expedient to expense sales commissions as incurred. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the balance sheets. Substantially all deferred revenue is recognized within 12 months of the payment date.

	December 31,	March 31,
	2023	2024
Deferred revenue	$4,835,984	$4,611,312

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

	December 31,	March 31,
	2023	2024
Trade sales receivable	$1,417,692	$1,381,341
Trade sales payable	481,471	466,237

	Three months ended March 31,
	2023	2024
Trade sales revenue	$1,380,842	$1,264,463

Digital revenue includes revenue from the sale of streamed commercial spots, station-owned assets and third-party products. Each streamed commercial spot, station-owned asset and third-party product is considered a performance obligation. Revenue is recognized when the commercial spots have streamed. Station-owned assets are generally scheduled over a period of time and revenue is

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recognized over time as the digital items are used for advertising content, except for streamed commercial spots. Third-party products are generally scheduled over a period of time with an impression target each month. Revenue from the sale of third-party products is recognized over time as the digital items are used for advertising content and impression targets are met each month. The Company assesses each digital sales order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for digital revenue.

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2024	773,334	$1.54
Granted	-	-
Vested	(42,250)	2.28
Forfeited	(5,000)	0.92
Unvested as of March 31, 2024	726,084	$1.50

As of March 31, 2024, there was $0.6 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(8)
Income Taxes

The Company’s effective tax rate was (38)% and (104)% for the three months ended March 31, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(9)
Net Income (Loss) Per Share

Net income (loss) per share calculation information is as follows:

	Three months ended March 31,
	2023	2024
Net income (loss)	$(3,536,566)	$7,970
Weighted-average shares outstanding:
Basic	29,785,759	30,325,802
Effect of dilutive restricted stock units	-	140,928
Diluted	29,785,759	30,466,730
Net income (loss) per Class A and Class B common share – basic and diluted	$(0.12)	$-

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 123,738 for the three months ended March 31, 2023.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company's Notes, based on available market information, was $173.2 million and $160.2 million as of December 31, 2023 and March 31, 2024, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(11)
Segment Information

The Company currently operates two operating and reportable segments (Audio and Digital). The Company also operated an esports segment until December 13, 2023. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate expenses includes general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items, including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of net income (loss).

Reportable segment information for the three months ended March 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$43,428,127	$10,952,219	$-	$54,380,346
Operating expenses	38,432,912	10,808,086	-	49,240,998
Corporate expenses	-	-	4,407,832	4,407,832
Depreciation and amortization	1,596,253	52,439	185,910	1,834,602
Operating income (loss)	$3,398,962	$91,694	$(4,593,742)	$(1,103,086)

	Audio	Digital	Corporate	Total
Capital expenditures	$821,735	$-	$125,989	$947,724

Reportable segment information for the three months ended March 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$47,417,966	$9,976,785	$384,369	$-	$57,779,120
Operating expenses	39,899,594	9,907,597	846,464	-	50,653,655
Corporate expenses	-	-	-	4,483,095	4,483,095
Depreciation and amortization	1,774,764	46,766	196,477	211,318	2,229,325
Operating income (loss)	$5,743,608	$22,422	$(658,572)	$(4,694,413)	$413,045

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,138,114	$2,813	$20,122	$8,231	$1,169,280

Reportable segment information as of March 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$47,564,829	$156,124	$2,921,131	$50,642,084
FCC licenses	393,006,900	-	-	393,006,900
Goodwill	-	922,000	-	922,000
Other intangibles, net	1,674,636	795,357	179,663	2,649,656

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information as of December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,324,618	$95,003	$74,081	$2,981,052	$51,474,754
FCC licenses	393,006,900	-	-	-	393,006,900
Goodwill	-	922,000	-	-	922,000
Other intangibles, net	1,707,909	834,836	-	179,663	2,722,408

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•
the Company's ability to comply with the continued listing standards of the Nasdaq Capital Market;
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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•
it involves a significant level of estimation uncertainty; and
•
changes in the estimate or different estimates that could have been selected have had or are reasonably likely to have a material impact on our results of operations or financial condition.

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no additional material changes to our critical accounting estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended March 31,		Change
	2023	2024	$	%
Net revenue	$57,779,120	$54,380,346	$(3,398,774)	(5.9)%
Operating expenses	50,653,655	49,240,998	(1,412,657)	(2.8)%
Corporate expenses	4,483,095	4,407,832	(75,263)	(1.7)%
Interest expense	6,593,852	5,587,308	(1,006,544)	(15.3)%
Gain on sale of investment	-	6,026,776	6,026,776	-
Income tax benefit	2,163,983	410,230	(1,753,753)	(81.0)%
Net income (loss)	(3,536,566)	7,970	3,544,536	(100.2)%

Results of Operations - Segments

	Three Months Ended March 31,		Change
	2023	2024	$	%
Net revenue
Audio	$47,417,966	$43,428,127	$(3,989,839)	(8.4)%
Digital	9,976,785	10,952,219	975,434	9.8%
Other	384,369	-	(384,369)	(100.0)%
	$57,779,120	$54,380,346	$(3,398,774)	(5.9)%
Operating expenses
Audio	$39,899,594	$38,432,912	$(1,466,682)	(3.7)%
Digital	9,907,597	10,808,086	900,489	9.1%
Other	846,464	-	(846,464)	(100.0)%
	$50,653,655	$49,240,998	$(1,412,657)	(2.8)%

Net Revenue. Net revenue decreased $3.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Audio revenue decreased $4.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in local agency and direct revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital revenue increased $1.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to continued growth in the digital segment. Other revenue decreased $0.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $1.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Audio operating expenses decreased $1.5 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to continued expense management in the audio segment and the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital operating expenses increased $0.9 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to continued investment in the digital segment. Other operating expenses decreased $0.8 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses during the three months ended March 31, 2024 were comparable to the three months ended March 31, 2023.

Interest Expense. Interest expense decreased $1.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to repurchases of the secured notes throughout 2023.

Gain on Sale of Investment. On March 8, 2024, we received $6.0 million related to the sale of an investment in Broadcast Music, Inc. and recorded a gain of $6.0 million.

Income Tax Benefit. Our effective tax rate was approximately (38)% and (104)% for the three months ended March 31, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net income for the three months ended March 31, 2024 was approximately $8,000 compared to a net loss of $3.5 million for the three months ended March 31, 2023, as a result of the factors described above.

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

From time to time, we repurchase sufficient shares of our common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $13,000 to repurchase 14,658 shares during the three months ended March 31, 2024. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of March 31, 2024.

Cash Flows. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2023 and 2024 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Three Months Ended March 31,
	2023	2024
Net cash used in operating activities	$(2,445,165)	$(4,036,884)
Net cash provided by (used in) investing activities	(1,169,280)	5,079,052
Net cash used in financing activities	(25,545)	(12,636)
Net increase (decrease) in cash and cash equivalents	$(3,639,990)	$1,029,532

Net Cash Used In Operating Activities. Net cash used in operating activities was approximately $4.0 million during the three months ended March 31, 2024, as compared to net cash used in operating activities of $2.4 million during the three months ended March 31, 2023. Significant factors affecting the $1.6 million increase in net cash used in operating activities included a $5.5 million decrease in cash receipts from revenue, partially offset by a $3.2 million decrease in cash paid for operating expenses and a $1.0 million decrease in interest payments.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the three months ended March 31, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $0.9 million for capital expenditures. Net cash used in investing activities for the three months ended March 31, 2023 included payments of $1.2 million for capital expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except for the risk factor discussed below, there have been no material changes to the risks affecting our Company as previously disclosed in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market.

Our Class A common stock, par value $0.001 per share (the “Common Stock”) is currently listed for trading on the Nasdaq Capital Market, and we must satisfy certain continued listing requirements to maintain the listing. On April 27, 2023, we received a written notice (the “April Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for the Common Stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On May 19, 2023, we received a notice from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.

On October 13, 2023, we received a written notice (the “October Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for the Common Stock had closed below the Minimum Bid Price Requirement. In accordance with Nasdaq rules, we were provided with a period of 180 calendar days, or until April 10, 2024, to regain compliance.

On April 16, 2024, we received approval from Nasdaq to transfer the listing of the Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Common Stock was transferred to the Nasdaq Capital Market at the opening of business on April 18, 2024, and continues to trade under the symbol “BBGI.” As a result of the Approval, we were granted an additional 180-day compliance period, or until October 7, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s Common Stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day compliance period.

We intend to actively monitor the closing bid price of the Common Stock and will consider all reasonable available options to regain compliance with the Minimum Bid Price Requirement, which may include seeking stockholder approval to effect a reverse stock split. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement by October 7, 2024, maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination.

If we are delisted from Nasdaq but obtain a substitute listing for the Common Stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of the Common Stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Common Stock is delisted from Nasdaq, the value and liquidity of the Common Stock would likely be significantly adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2024	7,633	$0.91	-	-
February 1 – 29, 2024	-	$-	-	-
March 1 – 31, 2024	7,025	$0.81	-	-
Total	14,658

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended March 31, 2024 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: May 9, 2024	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: May 9, 2024	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)