Form 10-Q
period 2024-06-30
BEASLEY BROADCAST GROUP INC
filed 2024-08-14
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Class A Common Stock, $0.001 par value, 13,796,612 Shares Outstanding as of August 7, 2024

Class B Common Stock, $0.001 par value, 16,662,743 Shares Outstanding as of August 7, 2024

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,733,921	$33,294,187
Accounts receivable, less allowance for credit losses of $1,752,058 in 2023 and $1,473,743 in 2024	53,424,196	47,175,316
Prepaid expenses	4,338,503	5,818,556
Other current assets	2,150,163	2,134,690
Total current assets	86,646,783	88,422,749
Property and equipment, net	51,474,754	49,919,069
Operating lease right-of-use assets	34,767,126	33,431,749
FCC licenses	393,006,900	393,006,900
Goodwill	922,000	922,000
Other intangibles, net	2,722,408	2,576,904
Other assets	4,727,967	4,888,812
Total assets	$574,267,938	$573,168,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,299,048	$13,737,563
Operating lease liabilities	8,082,981	8,283,652
Other current liabilities	25,913,827	27,900,560
Total current liabilities	48,295,856	49,921,775
Due to related parties	55,019	39,663
Long-term debt, net of unamortized debt issuance costs	264,203,010	264,874,288
Operating lease liabilities	33,440,246	31,621,104
Deferred tax liabilities	71,894,915	70,222,945
Other long-term liabilities	7,400,257	7,400,257
Total liabilities	425,289,303	424,080,032
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 17,391,382 issued and 13,653,941 outstanding in 2023; 17,586,632 issued and 13,796,612 outstanding in 2024	17,389	17,584
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 16,662,743 issued and outstanding in 2023 and 2024	16,662	16,662
Additional paid-in capital	152,794,353	153,209,210
Treasury stock, Class A common stock; 3,737,441 shares in 2023; 3,790,020 shares in 2024	(29,239,179)	(29,276,664)
Retained earnings	25,042,926	24,774,875
Accumulated other comprehensive income	346,484	346,484
Total stockholders' equity	148,978,635	149,088,151
Total liabilities and stockholders' equity	$574,267,938	$573,168,183

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Three Months Ended June 30,
	2023	2024
Net revenue	$63,461,723	$60,435,657
Operating expenses:
Operating expenses (including stock-based compensation of $39,416 in 2023 and $13,679 in 2024 and excluding depreciation and amortization shown separately below)	51,327,562	49,347,793
Corporate expenses (including stock-based compensation of $141,923 in 2023 and $248,012 in 2024)	4,405,031	3,879,771
Depreciation and amortization	2,195,985	1,832,894
Impairment loss	10,041,000	-
Total operating expenses	67,969,578	55,060,458
Operating income (loss)	(4,507,855)	5,375,199
Non-operating income (expense):
Interest expense	(6,724,469)	(6,092,829)
Other income, net	36,735	357,260
Loss before income taxes	(11,195,589)	(360,370)
Income tax benefit	(821,836)	(75,986)
Loss before equity in earnings of unconsolidated affiliates	(10,373,753)	(284,384)
Equity in earnings of unconsolidated affiliates, net of tax	(56,876)	8,363
Net loss	(10,430,629)	(276,021)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.35)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	29,853,144	30,354,222

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Six Months Ended June 30,
	2023	2024
Net revenue	$121,240,843	$114,816,003
Operating expenses:
Operating expenses (including stock-based compensation of $72,220 in 2023 and $35,917 in 2024 and excluding depreciation and amortization shown separately below)	101,981,217	98,588,791
Corporate expenses (including stock-based compensation of $283,387 in 2023 and $379,135 in 2024)	8,888,126	8,287,603
Depreciation and amortization	4,425,310	3,667,496
Impairment loss	10,041,000	-
Total operating expenses	125,335,653	110,543,890
Operating income (loss)	(4,094,810)	4,272,113
Non-operating income (expense):
Interest expense	(13,318,321)	(11,680,137)
Gain on sale of investment	-	6,026,776
Other income, net	577,250	627,265
Loss before income taxes	(16,835,881)	(753,983)
Income tax benefit	(2,985,819)	(486,216)
Loss before equity in earnings of unconsolidated affiliates	(13,850,062)	(267,767)
Equity in earnings of unconsolidated affiliates, net of tax	(117,133)	(284)
Net loss	(13,967,195)	(268,051)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.47)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	29,819,638	30,340,012

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(13,967,195)	$(268,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	355,607	415,052
Provision for credit losses	525,814	291,000
Depreciation and amortization	4,425,310	3,667,496
Impairment loss	10,041,000	-
Amortization of loan fees	734,253	671,278
Gain on sale of investment	-	(6,026,776)
Gain on repurchases of long-term debt	(973,208)	-
Deferred income taxes	(3,144,387)	(1,671,970)
Equity in earnings of unconsolidated affiliates	117,133	284
Change in operating assets and liabilities:
Accounts receivable	858,277	5,957,880
Prepaid expenses	(3,591,131)	(1,480,053)
Other assets	947,918	(351,853)
Accounts payable	726,744	(561,485)
Other liabilities	2,840,148	1,656,819
Other operating activities	127,428	256,205
Net cash provided by operating activities	23,711	2,555,826
Cash flows from investing activities:
Capital expenditures	(2,016,185)	(1,984,851)
Proceeds from sale of investment	-	6,026,776
Net cash provided by (used in) investing activities	(2,016,185)	4,041,925
Cash flows from financing activities:
Payments on debt	(1,983,750)	-
Purchase of treasury stock	(67,767)	(37,485)
Net cash used in financing activities	(2,051,517)	(37,485)
Net increase (decrease) in cash and cash equivalents	(4,043,991)	6,560,266
Cash and cash equivalents at beginning of period	39,534,653	26,733,921
Cash and cash equivalents at end of period	$35,490,662	$33,294,187
Cash paid for interest	$12,569,776	$11,514,380
Cash paid for income taxes	$1,246,263	$351,975

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

(3)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. ("BMI") and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying condensed consolidated statement of net loss for the six months ended June 30, 2024. After the sale, the Company no longer holds an investment in BMI.

(4)
FCC Licenses

During the second quarter of 2023, due to the potential sale of substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE, the Company recorded an impairment loss of $10.0 million related to the Federal Communications Commission ("FCC") license. The Company completed the sale of WJBR-FM on October 5, 2023.

(5)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2023	2024
Secured notes	$267,000,000	$267,000,000
Less unamortized debt issuance costs	(2,796,990)	(2,125,712)
	$264,203,010	$264,874,288

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(6)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Beginning balance	$220,100,965	$149,127,330	$223,488,808	$148,978,635
Stock-based compensation	181,339	261,691	355,607	415,052
Purchase of treasury stock	(42,222)	(24,849)	(67,767)	(37,485)
Net loss	(10,430,629)	(276,021)	(13,967,195)	(268,051)
Ending balance	$209,809,453	$149,088,151	$209,809,453	$149,088,151

(7)
Net Revenue

Net revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Audio	$50,448,093	$47,430,080	$97,866,059	$90,858,207
Digital	12,301,269	13,005,577	22,278,054	23,957,796
Other	712,361	-	1,096,730	-
	$63,461,723	$60,435,657	$121,240,843	$114,816,003

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

	December 31,	June 30,
	2023	2024
Deferred revenue	$4,835,984	$4,832,273

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

	December 31,	June 30,
	2023	2024
Trade sales receivable	$1,417,692	$1,211,495
Trade sales payable	481,471	512,935

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Trade sales revenue	$1,466,652	$1,211,615	$2,847,494	$2,476,078

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of April 1, 2024	726,084	$1.50
Granted	390,661	0.66
Vested	(153,000)	1.82
Forfeited	(15,000)	0.95
Unvested as of June 30, 2024	948,745	$1.07

As of June 30, 2024, there was $0.6 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

(9)
Income Taxes

The Company’s effective tax rate was (7)% and (21)% for the three months ended June 30, 2023 and 2024, respectively, and (18)% and (64)% for the six months ended June 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)
Earnings Per Share

Earnings per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Net loss attributable to BBGI stockholders	$(10,430,629)	$(276,021)	$(13,967,195)	$(268,051)
Weighted-average shares outstanding:
Basic	29,853,144	30,354,222	29,819,638	30,340,012
Effect of dilutive restricted stock units	-	-	-	-
Diluted	29,853,144	30,354,222	29,819,638	30,340,012
Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted	$(0.35)	$(0.01)	$(0.47)	$(0.01)

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 58,490 shares and 240,282 shares for the three months ended June 30, 2023 and 2024, respectively, and 57,775 shares and 282,042 shares for the six months ended June 30, 2023 and 2024, respectively.

(11)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Notes, based on available market information, was $173.2 million and $163.9 million as of December 31, 2023 and June 30, 2024, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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
Corporate expenses includes general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items, including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of net loss.

Reportable segment information for the three months ended June 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$47,430,080	$13,005,577	$-	$60,435,657
Operating expenses	39,468,898	9,878,895	-	49,347,793
Corporate expenses	-	-	3,879,771	3,879,771
Depreciation and amortization	1,594,673	52,440	185,781	1,832,894
Operating income (loss)	$6,366,509	$3,074,242	$(4,065,552)	$5,375,199

	Audio	Digital	Corporate	Total
Capital expenditures	$841,355	$8,925	$186,847	$1,037,127

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information for the three months ended June 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$50,448,093	$12,301,269	$712,361	$-	$63,461,723
Operating expenses	39,369,033	10,786,584	1,171,945	-	51,327,562
Corporate expenses	-	-	-	4,405,031	4,405,031
Depreciation and amortization	1,737,441	47,201	199,290	212,053	2,195,985
Impairment losses	10,041,000	-	-	-	10,041,000
Operating income (loss)	$(699,381)	$1,467,484	$(658,874)	$(4,617,084)	$(4,507,855)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$811,663	$8,777	$5,412	$21,053	$846,905

Reportable segment information for the six months ended June 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$90,858,207	$23,957,796	$-	$114,816,003
Operating expenses	77,901,810	20,686,981	-	98,588,791
Corporate expenses	-	-	8,287,603	8,287,603
Depreciation and amortization	3,190,926	104,879	371,691	3,667,496
Operating income (loss)	$9,765,471	$3,165,936	$(8,659,294)	$4,272,113

	Audio	Digital	Corporate	Total
Capital expenditures	$1,663,090	$8,925	$312,836	$1,984,851

Reportable segment information for the six months ended June 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$97,866,059	$22,278,054	$1,096,730	$-	$121,240,843
Operating expenses	79,268,627	20,694,181	2,018,409	-	101,981,217
Corporate expenses	-	-	-	8,888,126	8,888,126
Depreciation and amortization	3,512,205	93,967	395,767	423,371	4,425,310
Impairment loss	10,041,000	-	-	-	10,041,000
Operating income (loss)	$5,044,227	$1,489,906	$(1,317,446)	$(9,311,497)	$(4,094,810)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,949,777	$11,590	$25,534	$29,284	$2,016,185

Reportable segment information as of June 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$46,844,784	$152,088	$2,922,197	$49,919,069
FCC licenses	393,006,900	-	-	393,006,900
Goodwill	-	922,000	-	922,000
Other intangibles, net	1,641,363	755,878	179,663	2,576,904

Reportable segment information as of December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,324,618	$95,003	$74,081	$2,981,052	$51,474,754
FCC licenses	393,006,900	-	-	-	393,006,900
Goodwill	-	922,000	-	-	922,000
Other intangibles, net	1,707,909	834,836	-	179,663	2,722,408

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate stations in the following markets: Atlanta, GA, Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers- Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. We refer to each group of stations in each market as a market cluster. Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.

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
•
the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company; and
•
other economic, business, competitive, and regulatory factors affecting the businesses of the Company, including those set forth in the Company’s filings with the Securities and Exchange Commission.

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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2024.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended June 30,		Change
	2023	2024	$	%
Net revenue	$63,461,723	$60,435,657	$(3,026,066)	(4.8)%
Operating expenses	51,327,562	49,347,793	(1,979,769)	(3.9)%
Corporate expenses	4,405,031	3,879,771	(525,260)	(11.9)%
Impairment loss	10,041,000	-	(10,041,000)	(100.0)%
Interest expense	6,724,469	6,092,829	(631,640)	(9.4)%
Income tax benefit	821,836	75,986	(745,850)	(90.8)%
Net loss	10,430,629	276,021	(10,154,608)	(97.4)%

Results of Operations - Segments

	Three Months Ended June 30,		Change
	2023	2024	$	%
Net revenue
Audio	$50,448,093	$47,430,080	$(3,018,013)	(6.0)%
Digital	12,301,269	13,005,577	704,308	5.7%
Other	712,361	-	(712,361)	(100.0)%
	$63,461,723	$60,435,657	$(3,026,066)	(4.8)%
Operating expenses
Audio	$39,369,033	$39,468,898	$99,865	0.3%
Digital	10,786,584	9,878,895	(907,689)	(8.4)%
Other	1,171,945	-	(1,171,945)	(100.0)%
	$51,327,562	$49,347,793	$(1,979,769)	(3.9)%

Net Revenue. Net revenue decreased $3.0 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Audio revenue decreased $3.0 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a decrease in local agency and direct revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital revenue increased $0.7 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to continued growth in the digital segment. Other revenue decreased $0.7 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $2.0 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Audio operating expenses increased $0.1 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in compensation expense related to workforce reductions, partially offset by the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital operating expenses decreased $0.9 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to expense management in the digital segment. Other operating expenses decreased $1.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses decreased $0.5 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in digital expenses allocated to operating expenses.

Impairment Loss. During the second quarter of 2023, due to the potential sale of substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE, we recorded an impairment loss of $10.0 million related to the FCC license.

Interest Expense. Interest expense decreased $0.6 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to repurchases of the Notes throughout 2023.

Income Tax Benefit. Our effective tax rate was approximately (7)% and (21)% for the three months ended June 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended June 30, 2024 was $0.3 million compared to a net loss of $10.4 million for the three months ended June 30, 2023, as a result of the factors described above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Six Months Ended June 30,		Change
	2023	2024	$	%
Net revenue	$121,240,843	$114,816,003	$(6,424,840)	(5.3)%
Operating expenses	101,981,217	98,588,791	(3,392,426)	(3.3)%
Corporate expenses	8,888,126	8,287,603	(600,523)	(6.8)%
Impairment loss	10,041,000	-	(10,041,000)	(100.0)%
Interest expense	13,318,321	11,680,137	(1,638,184)	(12.3)%
Gain on sale of investment	—	6,026,776	6,026,776	—
Income tax benefit	2,985,819	486,216	(2,499,603)	(83.7)%
Net loss	13,967,195	268,051	(13,699,144)	(98.1)%

Results of Operations - Segments

	Six Months Ended June 30,		Change
	2023	2024	$	%
Net revenue
Audio	$97,866,059	$90,858,207	$(7,007,852)	(7.2)%
Digital	22,278,054	23,957,796	1,679,742	7.5%
Other	1,096,730	-	(1,096,730)	(100.0)%
	$121,240,843	$114,816,003	$(6,424,840)	(5.3)%
Operating expenses
Audio	$79,268,627	$77,901,810	$(1,366,817)	(1.7)%
Digital	20,694,181	20,686,981	(7,200)	(0.0)%
Other	2,018,409	-	(2,018,409)	(100.0)%
	$101,981,217	$98,588,791	$(3,392,426)	(3.3)%

Net Revenue. Net revenue decreased $6.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Audio revenue decreased $7.0 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in local agency and direct revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital revenue increased $1.7 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to continued growth in the digital segment. Other revenue decreased $1.1 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $3.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Audio operating expenses decreased $1.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the disposition of WJBR-FM in Wilmington, DE in October 2023, partially offset by an increase in compensation expense related to workforce reductions. Digital operating expenses during the six months ended June 30, 2024 were comparable to the six months ended June 30, 2023. Other operating expenses decreased $2.0 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses decreased $0.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in digital expenses allocated to operating expenses.

Impairment Loss. During the second quarter of 2023, due to the potential sale of substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE, we recorded an impairment loss of $10.0 million related to the FCC license.

Interest Expense. Interest expense decreased $1.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to repurchases of the Notes throughout 2023.

Gain on Sale of Investment. On March 8, 2024, we received $6.0 million related to the sale of an investment in Broadcast Music,
Inc. and recorded a gain of $6.0 million.

Income Tax Benefit. Our effective tax rate was approximately (18)% and (64)% for the six months ended June 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the six months ended June 30, 2024 was $0.3 million compared to a net loss of $14.0 million for the six months ended June 30, 2023, as a result of the factors described above.

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

From time to time, we repurchase sufficient shares of our Class A common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $37,000 to repurchase 52,579 shares during the six months ended June 30, 2024. From time to time, we may seek to repurchase, redeem or otherwise retire our Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of June 30, 2024.

Cash Flows. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2023 and 2024 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Six Months Ended June 30,
	2023	2024
Net cash provided by operating activities	$23,711	$2,555,826
Net cash provided by (used in) investing activities	(2,016,185)	4,041,925
Net cash used in financing activities	(2,051,517)	(37,485)
Net increase (decrease) in cash and cash equivalents	$(4,043,991)	$6,560,266

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $2.6 million during the six months ended June 30, 2024, as compared to net cash provided by operating activities of approximately $24,000 during the six months ended June 30, 2023. The $2.5 million increase in net cash provided by operating activities was primarily due to a $1.1 million decrease in interest payments, a $1.0 million increase in other income, net, a $0.9 million decrease in income tax payments, and a $0.7 million decrease in cash paid for corporate expenses, partially offset by a $1.0 decrease in cash receipts from revenue.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities during the six months ended June 30, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $2.0 million for capital expenditures. Net cash used in investing activities for the same period in 2023 included payments of $2.0 million for capital expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Class A common stock, par value $0.001 per share (the “Common Stock”) is currently listed for trading on the Nasdaq Capital Market, and we must satisfy certain continued listing requirements to maintain the listing. On April 27, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for the Common Stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On May 19, 2023, we received a notice from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.

On October 13, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for the Common Stock had closed below the Minimum Bid Price Requirement. In accordance with Nasdaq rules, we were provided with a period of 180 calendar days, or until April 10, 2024, to regain compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Common Stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2024	-	$-	-	-
May 1 – 31, 2024	7,416	$0.67	-	-
June 1 – 30, 2024	30,505	$0.65	-	-
Total	37,921

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original 10-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended June 30, 2024 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Employment Agreement of Bruce G. Beasley

On August 14, 2024, Bruce G. Beasley was appointed as Vice Chair of the Board of Directors (the “Board”) of the Company. Mr. Bruce Beasley will continue in his role as President of the Company.

In connection with his appointment as Vice Chair, the Company entered into an amended and restated employment agreement with Mr. Bruce Beasley, effective as of August 14, 2024 (the “Employment Agreement”), which amends and restates his prior employment agreement with the Company, dated as of September 20, 2021, with the following changes:

•
Revises the term of the Employment Agreement to an initial term that expires on July 1, 2027, subject to renewal for successive one-year periods upon mutual agreement of the Company and Mr. Bruce Beasley in writing;
•
Provides for an annual base salary of $400,000, effective as of August 1, 2024, and eligibility to earn a discretionary annual bonus in an amount, if any, determined by the Compensation Committee of the Board;
•
Removes his entitlement to a monthly car allowance; and

•
Revises a portion of the cash severance payable upon a termination due to his death or disability, by the Company without cause or due to his resignation for good reason (a “Qualifying Termination”) that occurs in connection with or within two years following a change in control to match two times his base rate of pay in effect prior to the amendment and restatement, subject to the terms of the Employment Agreement.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Employment Agreements of Caroline Beasley and Brian E. Beasley

On August 14, 2024, each of Caroline Beasley, the Company’s Chief Executive Officer, and Brian E. Beasley, the Company’s Chief Operating Officer, entered into a letter agreement with the Company (each, a “Letter Agreement”) pursuant to which each agreed to extend the term of her or his respective employment agreement with the Company for an additional three-year term expiring on July 1, 2027. In connection with such extension, a portion of the cash severance payable under the applicable employment agreement was revised such that, upon a Qualifying Termination, each of Ms. Caroline Beasley and Mr. Brian Beasley will be entitled to receive, in addition to any other amounts provided under their respective employment agreements, her or his annual base salary (as such term is defined in the applicable employment agreement) until July 1, 2027 or for one year, whichever is greater.

The foregoing summary of the Letter Agreements does not purport to be complete and is qualified by reference to the full text of the Letter Agreements, which are filed as Exhibit 10.2 and Exhibit 10.3 hereto and incorporated herein by reference.

Restricted Stock Unit Grants

In connection with entering into the Employment Agreement and the Letter Agreements, on August 14, 2024, Mr. Bruce Beasley, Ms. Caroline Beasley and Mr. Brian Beasley were each granted restricted stock units under the Company’s 2007 Equity Incentive Award Plan in the following amounts: Mr. Bruce Beasley (162,500), Ms. Caroline Beasley (450,000) and Mr. Brian Beasley (380,000). A portion of each award of restricted stock units was vested on the grant date, and the remainder will vest in equal installments on each of June 30, 2025, 2026 and 2027, subject to the executive’s continued service with the Company through each such vesting date and accelerated vesting of a pro-rata portion of the restricted stock units in the event of the executive’s termination due to death or disability.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*	Amended and Restated Executive Employment Agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley, dated as of August 14, 2024.
10.2*	Letter Agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley, dated as of August 14, 2024.
10.3*	Letter Agreement by and between Beasley Broadcast Group, Inc. and Brian E, Beasley, dated as of August 14, 2024.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

Dated: August 14, 2024	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 14, 2024	/s/ Marie Tedesco
Name: Marie Tedesco
Title: Chief Financial Officer (principal financial and accounting officer)