Form 10-Q
period 2024-09-30
BEASLEY BROADCAST GROUP INC
filed 2024-11-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Class A Common Stock, $0.001 par value, 938,690 Shares Outstanding as of November 1, 2024

Class B Common Stock, $0.001 par value, 833,137 Shares Outstanding as of November 1, 2024

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,733,921	$27,802,179
Accounts receivable, less allowance for credit losses of $1,752,058 in 2023 and $1,540,801 in 2024	53,424,196	49,111,535
Prepaid expenses	4,338,503	8,734,475
Other current assets	2,150,163	1,927,173
Total current assets	86,646,783	87,575,362
Property and equipment, net	51,474,754	48,768,141
Operating lease right-of-use assets	34,767,126	31,348,246
FCC licenses	393,006,900	393,006,900
Goodwill	922,000	-
Other intangibles, net	2,722,408	2,138,913
Other assets	4,727,967	8,641,225
Total assets	$574,267,938	$571,478,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,299,048	$19,137,663
Operating lease liabilities	8,082,981	8,250,391
Other current liabilities	25,913,827	27,304,666
Total current liabilities	48,295,856	54,692,720
Due to related parties	55,019	31,985
Long-term debt, net of unamortized debt issuance costs	264,203,010	265,209,926
Operating lease liabilities	33,440,246	29,669,724
Deferred tax liabilities	71,894,915	68,641,044
Other long-term liabilities	7,400,257	7,400,257
Total liabilities	425,289,303	425,645,656
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized; 869,569 issued and 682,697 outstanding in 2023; 895,998 issued and 702,442 outstanding in 2024(1)	17,389	17,917
Class B Common Stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2023 and 2024(1)	16,662	16,662
Additional paid-in capital	152,794,353	153,567,083
Treasury stock, Class A Common Stock; 186,872 shares in 2023; 193,556 shares in 2024(1)	(29,239,179)	(29,329,315)
Retained earnings	25,042,926	21,214,300
Accumulated other comprehensive income	346,484	346,484
Total stockholders' equity	148,978,635	145,833,131
Total liabilities and stockholders' equity	$574,267,938	$571,478,787

(1)
The shares of Class A and Class B Common Stock have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Three Months Ended September 30,
	2023	2024
Net revenue	$60,119,757	$58,190,116
Operating expenses:
Operating expenses (including stock-based compensation of $37,041 in 2023 and $19,995 in 2024 and excluding depreciation and amortization shown separately below)	50,117,044	49,946,133
Corporate expenses (including stock-based compensation of $140,773 in 2023 and $338,211 in 2024)	4,493,277	4,296,615
Depreciation and amortization	2,201,664	1,788,126
FCC licenses impairment losses	78,204,065	-
Goodwill impairment losses	10,582,360	922,000
Total operating expenses	145,598,410	56,952,874
Operating income (loss)	(85,478,653)	1,237,242
Non-operating income (expense):
Interest expense	(6,445,746)	(6,092,820)
Other income (expense), net	1,106,918	(75,120)
Loss before income taxes	(90,817,481)	(4,930,698)
Income tax benefit	(23,299,388)	(1,309,803)
Loss before equity in earnings of unconsolidated affiliates	(67,518,093)	(3,620,895)
Equity in earnings of unconsolidated affiliates, net of tax	(18,744)	60,320
Net loss	(67,536,837)	(3,560,575)
Net loss per Class A and Class B common share(1):
Basic and diluted	$(45.08)	$(2.33)
Weighted-average shares outstanding(1):
Basic and diluted	1,498,131	1,529,521

(1)
Weighted-average shares outstanding used in the computation of basic and diluted Net loss per Class A and Class B common share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2024
Net revenue	$181,360,600	$173,006,119
Operating expenses:
Operating expenses (including stock-based compensation of $109,261 in 2023 and $55,912 in 2024 and excluding depreciation and amortization shown separately below)	152,098,261	148,534,924
Corporate expenses (including stock-based compensation of $424,160 in 2023 and $717,346 in 2024)	13,381,403	12,584,218
Depreciation and amortization	6,626,974	5,455,622
FCC licenses impairment losses	88,245,065	-
Goodwill impairment losses	10,582,360	922,000
Total operating expenses	270,934,063	167,496,764
Operating income (loss)	(89,573,463)	5,509,355
Non-operating income (expense):
Interest expense	(19,764,067)	(17,772,957)
Gain on sale of investment	-	6,026,776
Other income, net	1,684,168	552,145
Loss before income taxes	(107,653,362)	(5,684,681)
Income tax benefit	(26,285,207)	(1,796,019)
Loss before equity in earnings of unconsolidated affiliates	(81,368,155)	(3,888,662)
Equity in earnings of unconsolidated affiliates, net of tax	(135,877)	60,036
Net loss	(81,504,032)	(3,828,626)
Net loss per Class A and Class B common share(1):
Basic and diluted	$(54.58)	$(2.52)
Weighted-average shares outstanding(1):
Basic and diluted	1,493,391	1,521,204

(1)
Weighted-average shares outstanding used in the computation of basic and diluted Net loss per Class A and Class B common share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(81,504,032)	$(3,828,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	533,421	773,258
Provision for credit losses	1,006,830	742,185
Depreciation and amortization	6,626,974	5,455,622
FCC licenses impairment losses	88,245,065	-
Goodwill impairment losses	10,582,360	922,000
Amortization of loan fees	1,097,214	1,006,916
Gain on sale of investment	-	(6,026,776)
Gain on repurchases of long-term debt	(973,208)	-
Deferred income taxes	(26,977,992)	(3,253,871)
Equity in earnings of unconsolidated affiliates	135,877	(60,036)
Change in operating assets and liabilities:
Accounts receivable	7,989,945	3,570,476
Prepaid expenses	(5,558,093)	(4,395,972)
Other assets	2,572,946	(3,939,082)
Accounts payable	(3,964,866)	4,838,615
Other liabilities	(4,887,810)	1,120,813
Other operating activities	70,484	833,136
Net cash used in operating activities	(5,004,885)	(2,241,342)
Cash flows from investing activities:
Capital expenditures	(3,060,716)	(2,627,040)
Proceeds from dispositions	250,000	-
Proceeds from sale of investment	-	6,026,776
Net cash provided by (used in) investing activities	(2,810,716)	3,399,736
Cash flows from financing activities:
Payments on debt	(1,983,750)	-
Purchase of treasury stock	(69,838)	(90,136)
Net cash used in financing activities	(2,053,588)	(90,136)
Net increase (decrease) in cash and cash equivalents	(9,869,189)	1,068,258
Cash and cash equivalents at beginning of period	39,534,653	26,733,921
Cash and cash equivalents at end of period	$29,665,464	$27,802,179
Cash paid for interest	$24,946,655	$23,028,749
Cash paid for income taxes	$1,353,057	$351,975

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

(3)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. ("BMI") and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying condensed consolidated statement of net loss for the nine months ended September 30, 2024. After the sale, the Company no longer holds an investment in BMI.

(4)
Disposition

On September 11, 2023, the Company completed the sale of substantially all of the assets used in the operations of WWWE-AM in Atlanta, GA to a third party for $250,000 in cash.

(5)
FCC Licenses

Federal Communications Commission ("FCC") licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the FCC licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its FCC licenses are impaired. If the Company determines it is more likely than not that its FCC licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the FCC licenses with the carrying amounts of such licenses. If the carrying amounts of the FCC licenses exceed the fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing FCC licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. The FCC license valuations are Level 3 non-recurring fair value measurements.

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the second quarter of 2023, due to the potential sale of substantially all of the assets used in the operations of WJBR-FM in Wilmington, DE, the Company recorded an impairment loss of $10.0 million related to the FCC license. The Company completed the sale of WJBR-FM on October 5, 2023.

(6)
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

Revenue growth rates	(9.3)% - 1.4%
Operating income margin	27.9%
Discount rate	10.0%

(7)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	September 30,
	2023	2024
Secured notes	$267,000,000	$267,000,000
Less unamortized debt issuance costs	(2,796,990)	(1,790,074)
	$264,203,010	$265,209,926

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Existing Notes”) under an indenture dated February 2, 2021 (the “Existing Notes Indenture”). Interest on the Existing Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

year. The Existing Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority-owned subsidiaries and are guaranteed jointly and severally by the Company and its majority-owned subsidiaries. Prior to February 1, 2025, the Company will be subject to certain premiums, as defined in the Existing Notes Indenture, for optional or mandatory (upon certain contingent events) redemption of some or all of the Existing Notes.

In the second quarter of 2023, the Company repurchased $3.0 million principal amount of the Existing Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

Subsequent to quarter end, on October 8, 2024, the Company completed certain refinancing transactions related to the Existing Notes. See Note 16 for additional information.

(8)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Beginning balance	$209,809,453	$149,088,151	$223,488,808	$148,978,635
Stock-based compensation	177,814	358,206	533,421	773,258
Purchase of treasury stock	(2,071)	(52,651)	(69,838)	(90,136)
Net loss	(67,536,837)	(3,560,575)	(81,504,032)	(3,828,626)
Ending balance	$142,448,359	$145,833,131	$142,448,359	$145,833,131

(9)
Net Revenue

Net revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Audio	$48,332,715	$46,889,920	$146,198,774	$137,748,127
Digital	11,177,881	11,300,196	33,455,935	35,257,992
Other	609,161	-	1,705,891	-
	$60,119,757	$58,190,116	$181,360,600	$173,006,119

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

	December 31,	September 30,
	2023	2024
Deferred revenue	$4,835,984	$7,021,361

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

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31,	September 30,
	2023	2024
Trade sales receivable	$1,417,692	$1,108,842
Trade sales payable	481,471	544,231

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Trade sales revenue	$1,441,228	$1,680,660	$4,288,722	$4,156,738

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

(10)
Stock-Based Compensation

As a result of the Reverse Stock Split effected on September 23, 2024, consistent with the terms of the 2007 Plan and outstanding awards granted under the 2007 Plan, the total number of shares of Class A Common Stock issuable upon exercise, vesting or settlement of such awards and the total number of shares of Class A Common Stock remaining available for future awards under the 2007 Plan, as well as any share-based limits in the 2007 Plan, were proportionately reduced, and any fractional shares resulting therefrom were rounded down to the nearest whole share. Furthermore, the exercise prices of any outstanding options under the 2007 Plan were proportionately increased based on the Reverse Stock Split ratio, and the resulting exercise prices were rounded up to the nearest whole cent. All share and share-related information presented in the condensed consolidated financial statements, for all periods presented, has been retroactively adjusted to reflect the Reverse Stock Split.

The 2007 Plan permits the Company to issue up to 375,000 shares of Class A Common Stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive restricted stock units, shares of restricted stock, stock options or other stock-based awards. The restricted stock units that have been granted under the 2007 Plan generally vest over one to five years of service.

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of July 1, 2024	47,438	$21.40
Granted	49,625	12.87
Vested	(16,667)	13.68
Forfeited	(1,250)	29.80
Unvested as of September 30, 2024	79,146	$17.59

As of September 30, 2024, there was $0.8 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

(11)
Income Taxes

The Company’s effective tax rate was (26)% and (27)% for the three months ended September 30, 2023 and 2024, respectively, and (24)% and (32)% for the nine months ended September 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)
Earnings Per Share

Earnings per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Net loss attributable to BBGI stockholders	$(67,536,837)	$(3,560,575)	$(81,504,032)	$(3,828,626)
Weighted-average shares outstanding(1):
Basic	1,498,131	1,529,521	1,493,391	1,521,204
Effect of dilutive restricted stock units	-	-	-	-
Diluted	1,498,131	1,529,521	1,493,391	1,521,204
Net loss attributable to BBGI stockholders per Class A and Class B common share – basic and diluted(1)	$(45.08)	$(2.33)	$(54.58)	$(2.52)

(1)
Weighted-average shares outstanding used in the computation of basic and diluted Net loss attributable to BBGI stockholders per Class A and Class B common share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 15 for additional information.

The Company excluded the effect of restrictive stock units and restricted stock under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. As a result, the Company excluded 3,807 shares and 18,379 shares for the three months ended September 30, 2023 and 2024, respectively, and 4,166 shares and 23,588 shares for the nine months ended September 30, 2023 and 2024, respectively.

(13)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Existing Notes, based on available market information, was $173.2 million and $158.4 million as of December 31, 2023 and September 30, 2024, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Existing Notes.

(14)
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

Reportable segment information for the three months ended September 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$46,889,920	$11,300,196	$-	$58,190,116
Operating expenses	39,516,786	10,429,347	-	49,946,133
Corporate expenses	-	-	4,296,615	4,296,615
Depreciation and amortization	1,566,575	36,801	184,750	1,788,126
Goodwill impairment losses	-	922,000	-	922,000
Operating income (loss)	$5,806,559	$(87,952)	$(4,481,365)	$1,237,242

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Audio	Digital	Corporate	Total
Capital expenditures	$417,497	$(8,925)	$233,617	$642,189

Reportable segment information for the three months ended September 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$48,332,715	$11,177,881	$609,161	$-	$60,119,757
Operating expenses	38,932,340	10,110,593	1,074,111	-	50,117,044
Corporate expenses	-	-	-	4,493,277	4,493,277
Depreciation and amortization	1,741,376	47,397	199,979	212,912	2,201,664
FCC licenses impairment losses	78,204,065	-	-	-	78,204,065
Goodwill impairment losses	10,582,360	-	-	-	10,582,360
Operating income (loss)	$(81,127,426)	$1,019,891	$(664,929)	$(4,706,189)	$(85,478,653)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$1,026,120	$1,594	$-	$16,817	$1,044,531

Reportable segment information for the nine months ended September 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$137,748,127	$35,257,992	$-	$173,006,119
Operating expenses	117,418,596	31,116,328	-	148,534,924
Corporate expenses	-	-	12,584,218	12,584,218
Depreciation and amortization	4,757,501	141,680	556,441	5,455,622
Goodwill impairment losses	-	922,000	-	922,000
Operating income (loss)	$15,572,030	$3,077,984	$(13,140,659)	$5,509,355

	Audio	Digital	Corporate	Total
Capital expenditures	$2,080,587	$-	$546,453	$2,627,040

Reportable segment information for the nine months ended September 30, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$146,198,774	$33,455,935	$1,705,891	$-	$181,360,600
Operating expenses	118,200,967	30,804,774	3,092,520	-	152,098,261
Corporate expenses	-	-	-	13,381,403	13,381,403
Depreciation and amortization	5,253,581	141,364	595,746	636,283	6,626,974
FCC licenses impairment losses	88,245,065	-	-	-	88,245,065
Goodwill impairment losses	10,582,360	-	-	-	10,582,360
Operating income (loss)	$(76,083,199)	$2,509,797	$(1,982,375)	$(14,017,686)	$(89,573,463)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$2,975,897	$13,184	$25,534	$46,101	$3,060,716

Reportable segment information as of September 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$45,725,915	$71,162	$2,971,064	$48,768,141
FCC licenses	393,006,900	-	-	393,006,900
Other intangibles, net	1,608,090	351,160	179,663	2,138,913

Reportable segment information as of December 31, 2023 is as follows:

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,324,618	$95,003	$74,081	$2,981,052	$51,474,754
FCC licenses	393,006,900	-	-	-	393,006,900
Goodwill	-	922,000	-	-	922,000
Other intangibles, net	1,707,909	834,836	-	179,663	2,722,408

(15)
Reverse Stock Split

On September 23, 2024, the Company effected the Reverse Stock Split. As a result of the Reverse Stock Split, every 20 shares of the Company’s Class A Common Stock issued and outstanding were automatically converted into one share of Class A Common Stock, and every 20 shares of the Company’s Class B Common Stock issued and outstanding were automatically converted into one share of Class B Common Stock. No fractional shares of Class A Common Stock or Class B Common Stock were issued in connection with the Reverse Stock Split. Holders of Class A Common Stock or Class B Common Stock received cash in lieu of fractional shares. The Reverse Stock Split had no effect on the par value of the Company’s Class A Common Stock or Class B Common Stock, which remained $0.001 per share, and had no effect on the number of authorized shares of the Company’s Class A Common Stock or Class B Common Stock. Following the Reverse Stock Split, the Class A Common Stock continued to be traded on the Nasdaq Capital Market under the symbol “BBGI” on a split-adjusted basis beginning on September 24, 2024.

In addition, consistent with the terms of the 2007 Plan and outstanding awards granted under the 2007 Plan, the total number of shares of Class A Common Stock issuable upon exercise, vesting or settlement of such awards and the total number of shares of Class A Common Stock remaining available for future awards under the 2007 Plan, as well as any share-based limits in the 2007 Plan, were proportionately reduced, and any fractional shares resulting therefrom were rounded down to the nearest whole share. Furthermore, the exercise prices of any outstanding options under the 2007 Plan were proportionately increased based on the Reverse Stock Split ratio, and the resulting exercise prices were rounded up to the nearest whole cent. All share and share-related information presented in the condensed consolidated financial statements, for all periods presented, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

(16)
Subsequent Events

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Existing Notes (representing 72.9% of the aggregate principal amount outstanding of the Existing Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Existing Notes tendered for exchange, (b) 179,384 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.0 million, (ii) the purchase of $68.0 million aggregate principal amount of the Existing Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”) and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Existing Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company received requisite consents from holders of Existing Notes to (a) adopt certain amendments (the “Proposed Amendments”) to the Existing Notes Indenture and the related security documents and (b) execute a supplemental indenture (the “Supplemental Indenture”) to the Existing Notes Indenture and each relevant ancillary document effecting the Proposed Amendments. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Existing Notes tendered in the Tender Offer.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “New Notes Indenture”) governing its New Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Exchange Notes Indenture”) governing its Exchange Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Exchange Notes Indenture and New Notes Indenture. The New Notes Indenture and the Exchange Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

On the Settlement Date, the Issuer also entered into the Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Existing Notes Indenture. On the Settlement Date, the Company entered into a common stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of the Company to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. The Company used the net proceeds to fund a portion of the cash payment made to the exchanging holders in the Exchange Offer, and for other corporate purposes.

As of September 30, 2024, the Company has incurred approximately $3.5 million in debt restructuring costs which are currently recorded in other assets on the balance sheet. These costs primarily consist of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring. The Company is currently evaluating the appropriate accounting treatment for these costs and expects to complete its analysis during the fourth quarter of 2024. Based on the outcome of this evaluation, a portion of these costs may be reclassified from other assets to debt issuance costs, or expensed in the fourth quarter of 2024.

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

Reverse Stock Split

On September 23, 2024, the Company effected a 1-for-20 reverse stock split of the Company’s Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 20 shares of the Company’s Class A Common Stock issued and outstanding were automatically converted into one share of Class A Common Stock, and every 20 shares of the Company’s Class B Common Stock issued and outstanding were automatically converted into one share of Class B Common Stock. No fractional shares of Class A Common Stock or Class B Common Stock were issued in connection with the Reverse Stock Split. Holders of Class A Common Stock or Class B Common Stock received cash in lieu of fractional shares. The Reverse Stock Split had no effect on the par value of the Company’s Class A Common Stock or Class B Common Stock, which remained $0.001 per share, and had no effect on the number of authorized shares of the Company’s Class A Common Stock or Class B Common Stock. Following the Reverse Stock Split, the Class A Common Stock continued to be traded on the Nasdaq Capital Market under the symbol “BBGI” on a split-adjusted basis beginning on September 24, 2024.

In addition, consistent with the terms of the Company's 2007 Equity Incentive Award Plan (the "2007 Plan") and outstanding awards granted under the 2007 Plan, the total number of shares of Class A Common Stock issuable upon exercise, vesting or settlement of such awards and the total number of shares of Class A Common Stock remaining available for future awards under the 2007 Plan, as well as any share-based limits in the 2007 Plan, were proportionately reduced, and any fractional shares resulting therefrom were rounded down to the nearest whole share. Furthermore, the exercise prices of any outstanding options under the 2007 Plan were proportionately increased based on the Reverse Stock Split ratio, and the resulting exercise prices were rounded up to the nearest whole cent. All share and share-related information presented in the condensed consolidated financial statements, for all periods presented, has been retroactively adjusted to reflect the Reverse Stock Split.

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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no additional material changes to our critical accounting estimates during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended September 30,		Change
	2023	2024	$	%
Net revenue	$60,119,757	$58,190,116	$(1,929,641)	(3.2)%
Operating expenses	50,117,044	49,946,133	(170,911)	(0.3)%
Corporate expenses	4,493,277	4,296,615	(196,662)	(4.4)%
FCC licenses impairment losses	78,204,065	-	(78,204,065)	(100.0)%
Goodwill impairment losses	10,582,360	922,000	(9,660,360)	(91.3)%
Interest expense	6,445,746	6,092,820	(352,926)	(5.5)%
Income tax benefit	23,299,388	1,309,803	(21,989,585)	(94.4)%
Net loss	67,536,837	3,560,575	(63,976,262)	(94.7)%

Results of Operations - Segments

	Three Months Ended September 30,		Change
	2023	2024	$	%
Net revenue
Audio	$48,332,715	$46,889,920	$(1,442,795)	(3.0)%
Digital	11,177,881	11,300,196	122,315	1.1%
Other	609,161	-	(609,161)	(100.0)%
	$60,119,757	$58,190,116	$(1,929,641)	(3.2)%
Operating expenses
Audio	$38,932,340	$39,516,786	$584,446	1.5%
Digital	10,110,593	10,429,347	318,754	3.2%
Other	1,074,111	-	(1,074,111)	(100.0)%
	$50,117,044	$49,946,133	$(170,911)	(0.3)%

Net Revenue. Net revenue decreased $1.9 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Audio revenue decreased $1.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in local agency revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023 partially offset by an increase in political advertising for the 2024 elections. Digital revenue during the three months ended September 30, 2024 was comparable to the three months ended September 30, 2023. Other revenue decreased $0.6 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $0.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Audio operating expenses increased $0.6 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in compensation expense related to workforce reductions, partially offset by the disposition of WJBR-FM in Wilmington, DE in October 2023. Digital operating expenses during the three months ended September 30, 2024 were comparable to the three months ended September 30, 2023. Other operating expenses decreased $1.1 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses decreased $0.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in digital expenses allocated to operating expenses, partially offset by an increase in contract services.

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

Interest Expense. Interest expense decreased $0.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to repurchases of the Existing Notes throughout 2023.

Income Tax Benefit. Our effective tax rate was approximately (26)% and (27)% for the three months ended September 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended September 30, 2024 was $3.6 million compared to a net loss of $67.5 million for the three months ended September 30, 2023, as a result of the factors described above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Item 1 of this report.

Results of Operations - Consolidated

	Nine Months Ended September 30,		Change
	2023	2024	$	%
Net revenue	$181,360,600	$173,006,119	$(8,354,481)	(4.6)%
Operating expenses	152,098,261	148,534,924	(3,563,337)	(2.3)%
Corporate expenses	13,381,403	12,584,218	(797,185)	(6.0)%
FCC licenses impairment losses	88,245,065	-	(88,245,065)	(100.0)%
Goodwill impairment losses	10,582,360	922,000	(9,660,360)	(91.3)%
Interest expense	19,764,067	17,772,957	(1,991,110)	(10.1)%
Gain on sale of investment	—	6,026,776	6,026,776	—
Income tax benefit	26,285,207	1,796,019	(24,489,188)	(93.2)%
Net loss	81,504,032	3,828,626	(77,675,406)	(95.3)%

Results of Operations - Segments

	Nine Months Ended September 30,		Change
	2023	2024	$	%
Net revenue
Audio	$146,198,774	$137,748,127	$(8,450,647)	(5.8)%
Digital	33,455,935	35,257,992	1,802,057	5.4%
Other	1,705,891	-	(1,705,891)	(100.0)%
	$181,360,600	$173,006,119	$(8,354,481)	(4.6)%
Operating expenses
Audio	$118,200,967	$117,418,596	$(782,371)	(0.7)%
Digital	30,804,774	31,116,328	311,554	1.0%
Other	3,092,520	-	(3,092,520)	(100.0)%
	$152,098,261	$148,534,924	$(3,563,337)	(2.3)%

Net Revenue. Net revenue decreased $8.4 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Audio revenue decreased $8.5 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in local agency revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023 partially offset by an increase in political advertising for the 2024 elections. Digital revenue increased $1.8 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to continued growth in the digital segment. Other revenue decreased $1.7 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $3.6 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Audio operating expenses decreased $0.8 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the disposition of WJBR-FM in Wilmington, DE in October 2023, partially offset by an increase in compensation expense related to workforce reductions. Digital operating expenses during the nine months ended September 30, 2024 were comparable to the nine months ended September 30, 2023. Other operating expenses decreased $3.1 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses decreased $0.8 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in digital expenses allocated to operating expenses, partially offset by an increase in compensation and contract services.

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

Interest Expense. Interest expense decreased $2.0 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to repurchases of the Existing Notes throughout 2023.

Gain on Sale of Investment. On March 8, 2024, we received $6.0 million related to the sale of an investment in Broadcast Music,
Inc. and recorded a gain of $6.0 million.

Income Tax Benefit. Our effective tax rate was approximately (24)% and (32)% for the nine months ended September 30, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the nine months ended September 30, 2024 was $3.8 million compared to a net loss of $81.5 million for the nine months ended September 30, 2023, as a result of the factors described above.

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

Our board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the New Notes Indenture and Exchange Notes Indenture limit our ability to pay dividends.

Secured Notes. On February 2, 2021, we issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Existing Notes”) under an indenture dated February 2, 2021 (the “Existing Notes Indenture”). Interest on the Existing Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Existing Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority-owned subsidiaries and are guaranteed jointly and severally by the Company and its majority-owned subsidiaries.

In the second quarter of 2023, we repurchased $3.0 million principal amount of the Existing Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Existing Notes (representing 72.9% of the aggregate principal amount outstanding of the Existing Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Existing Notes tendered for exchange, (b) 179,384 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.0 million, (ii) the purchase of $68.0 million aggregate principal amount of the Existing Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”) and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Existing Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company received requisite consents from holders of Existing Notes to (a) adopt certain amendments (the “Proposed Amendments”) to the Existing Notes Indenture and the related security documents and (b) execute a supplemental indenture (the “Supplemental Indenture”) to the Existing Notes Indenture and each relevant ancillary document effecting the Proposed Amendments. The Company used the proceeds from the New Notes Offer of &30.0 million to fund, in part, the purchase of Existing Notes tendered in the Tender Offer.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “New Notes Indenture”) governing its New Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Exchange Notes Indenture”) governing its Exchange Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Exchange Notes Indenture and New Notes Indenture. On the Settlement Date, the Issuer also entered into the Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Existing Notes Indenture. The New Notes Indenture and the Exchange Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of our subsidiaries.

On the Settlement Date, the Company entered into a common stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of the Company to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. The Company used the net proceeds to fund a portion of the cash payment made to the exchanging holders in the Exchange Offer and for other corporate purposes.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $90,000 to repurchase 6,684 shares during the nine months ended September 30, 2024. From time to time, we may seek to repurchase, redeem or otherwise retire our Existing Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;
•
additional borrowings or notes offerings, to the extent permitted under the Existing Notes Indenture, New Notes Indenture and Exchange Notes Indenture; and
•
additional equity offerings.

We believe we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next 12 months and thereafter. However, poor financial results or unanticipated expenses could give rise to default under the Existing Notes, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of September 30, 2024.

Cash Flows. The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2023 and 2024 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Nine Months Ended September 30,
	2023	2024
Net cash used in operating activities	$(5,004,885)	$(2,241,342)
Net cash provided by (used in) investing activities	(2,810,716)	3,399,736
Net cash used in financing activities	(2,053,588)	(90,136)
Net increase (decrease) in cash and cash equivalents	$(9,869,189)	$1,068,258

Net Cash Used In Operating Activities. Net cash used in operating activities was $2.2 million during the nine months ended September 30, 2024, as compared to net cash used in operating activities of $5.0 million during the nine months ended September 30, 2023. The $2.8 million decrease in net cash used in operating activities was primarily due to an $11.5 million decrease in net cash paid for operating expenses, a $2.0 million decrease in interest payments, a $1.1 million decrease in cash paid for corporate expenses, and a $1.0 million decrease in income tax payments, partially offset by a $12.6 decrease in cash receipts from revenue.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities was $3.4 million during the nine months ended September 30, 2024, as compared to net cash used in investing activities of $2.8 million during the nine months ended September 30, 2023. Net cash provided by investing activities during the nine months ended September 30, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $2.6 million for capital expenditures. Net cash used in investing activities for the same period in 2023 included payments of $3.1 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities was approximately $90,000 during the nine months ended September 30, 2024, as compared to net cash used in financing activities of $2.1 million during the nine months ended September 30, 2023. Net cash used in financing activities during the nine months ended September 30, 2023 included payments on debt of $2.0 million.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Common Stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 – 31, 2024	-	$-	-	-
August 1 – 31, 2024	4,055	$12.99	-	-
September 1 – 30, 2024	-	$-	-	-
Total	4,055

On March 27, 2007, our board of directors approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original 10-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended September 30, 2024 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed September 23, 2024).

10.1*

Amended and Restated Executive Employment Agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley, dated as of August 14, 2024 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed August 14, 2024).

10.2*

Letter Agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley, dated as of August 14, 2024 (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed August 14, 2024).

10.3*

Letter Agreement by and between Beasley Broadcast Group, Inc. and Brian E, Beasley, dated as of August 14, 2024 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed August 14, 2024).

10.4

Transaction Support Agreement, dated as of September 5, 2024, between Beasley Broadcast Group, Inc. and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed September 6, 2024).

10.5*

Executive Employment Agreement dated as of October 23, 2024 between Beasley Broadcast Group, Inc. and Lauren Burrows Coleman (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on October 25, 2024).

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 8, 2024	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: November 8, 2024	/s/ Lauren Burrows Coleman
Name: Lauren Burrows Coleman
Title: Chief Financial Officer (principal financial and accounting officer)