Form 10-K
period 2024-12-31
BEASLEY BROADCAST GROUP INC
filed 2025-03-26
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $6,276,534 based on the number of shares outstanding as of such date and the closing price of $13.20 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 959,214 Shares Outstanding as of March 18, 2025

Class B Common Stock, $.001 par value, 833,137 Shares Outstanding as of March 18, 2025

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2025 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio and digital platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our stations in clusters to capture a variety of demographic listener groups, which we believe enhances our stations’ appeal to a wide range of advertisers. Current rules and regulations of the Federal Communications Commission (“FCC”) do not permit us to add more AM or FM stations to our Philadelphia, PA market cluster, or more FM stations to our Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV and Tampa-Saint Petersburg, FL market clusters.

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

The FCC also permits AM and FM radio stations to operate FM translators and FM stations to operate FM booster stations. These are low power secondary stations that retransmit the programming of a radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. Boosters operate on the same frequency as the station being retransmitted and translators operate on a different frequency. In November 2024, the FCC adopted rules that will permit FM booster stations to originate content that is different from the programming on a primary station for up to three minutes per hour. Stations can set up specific areas or zones with a different booster for each zone to allow the boosters to provide geo-targeted content to specific portions of a station’s service area. The new rules will become effective following approval by the Office of Management and Budget (“OMB”).

An Order adopted by the FCC in 2016 to revitalize the AM band implemented several rule changes impacting the technical operations of AM stations, including relaxation of the daytime community coverage requirements and elimination of the nighttime community coverage requirements for existing AM stations. In addition, to increase the number of FM translators that are available for AM stations, the FCC authorized two specialized FM translator filing windows for AM stations. Several of our AM Stations filed applications during these windows and received licenses for translators. Since translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations. In August 2019, new rules setting out specific procedures to be used to resolve complaints of interference between FM translators and full power stations became effective. Under these rules, full power stations may only bring an interference complaint if they experience interference in an area that is inside the station’s 45 dBu contour.

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

Rules and Regulations Regarding Indecency, Sponsorship ID and EAS Signals. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $508,373 per incident and $4,692,668 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

FCC regulations require a radio station to include an on-air announcement that identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In April 2021, the FCC adopted rules that require broadcast stations to disclose when foreign governmental entities have paid a station, directly or indirectly, to broadcast programming under a lease time agreement. Radio stations are required to take certain actions to determine if an entity leasing airtime from it is covered by the new rules. The National Association of Broadcasters (the “NAB”) filed an appeal of the new rules, and in July 2021, the DC Circuit Court of Appeals struck down one aspect of the new rules that would have required stations to independently check certain government databases to determine if entities leasing programming were listed. In October 2021, the FCC adopted a new rulemaking proceeding that would require broadcasters to follow a revised procedure to determine whether entities leasing airtime are foreign governmental entities and to upload certifications to their online public files. The FCC adopted revised rules in May 2024. The revised rules require licensees to obtain from entities that lease airtime on a station either a written certification using a certification template provided by the FCC or screenshots of certain governmental websites for foreign media outlets showing that the lessee is not listed on the websites. The revisions also clarified that the rules will apply to issue advertisements as well as paid public service announcements. These revised requirements will not become effective until necessary approvals from the OMB are received. The NAB filed an appeal of the FCC Order revising the rules and has also asked the OMB to block the effectiveness of the revised rules.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast licensee may be granted or held by such an entity. The FCC reviews situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. Entities seeking such review are required to request the FCC to issue a declaratory ruling permitting the proposed foreign ownership. In acting upon such requests, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. The FCC’s rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling foreign investor identified in the request to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. In October 2020, the FCC adopted rules to streamline the timeline for the required review of these requests by Executive Branch agencies and to require licensees to respond to a standardized set of national security and law enforcement questions. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors (the "Board") to enforce these prohibitions.

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

FCC rules that had also prohibited a broadcast station from duplicating more than 25% of its programming on another radio station serving substantially the same area in the same broadcast service, that is AM-AM or FM-FM, either through common ownership of the two radio stations or through a time brokerage agreement, were eliminated in October 2020. In June 2024, the FCC reinstated the rule in response to requests for reconsideration filed by several parties.

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

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. In April 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use online job postings as their sole means of recruiting, as long as online postings reach all segments of a broadcaster’s community. In February 2024, the FCC adopted an Order reinstating rules requiring broadcasters to annually report information on the composition of their workforce. The requirement to file this information has been suspended for almost two decades. The filing requirement had been scheduled to go into effect in September 2024, but the FCC announced that it was suspended until further notice. Several parties have filed appeals of the Order and Petitions for Reconsideration with the FCC.

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

Removal of AM Radio Receivers by Car Manufacturers. In 2023, several automobile manufacturers announced plans to remove AM radio receivers from certain new vehicles. Following these announcements, legislation known as the AM for Every Vehicle Act was introduced in Congress. The legislation proposed that the Department of Transportation complete a rulemaking proceeding within one year to mandate that AM receivers be included as a standard feature in all cars sold in the United States. Although the legislation received bipartisan support, it was not passed prior to the conclusion of the 118th Congress in December 2024. The same legislation has been reintroduced in the 119th Congress and is pending. The removal of AM receivers by automobile manufacturers could affect the operation and profitability of our AM radio stations.

Proposed and Recent Changes. Congress, the FCC and other federal agencies are considering, or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. Such matters may include:

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
•
proposals to restrict or prohibit the advertising of online casinos, online sports betting services and fantasy sports services and prescription drugs;
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

Federal Antitrust Laws. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) or the Department of Justice, may investigate certain acquisitions. In December 2023, they jointly issued revised federal merger guidelines, which may result in more mergers being subject to review. The Department of Justice and the FTC have reviewed numerous potential radio acquisitions where an operator proposed to acquire an additional station in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations. We cannot predict the outcome of any specific FTC or Department of Justice investigation or how the revised merger guidelines will impact radio industry mergers and acquisitions. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino (“HSR”) Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. In October 2024, the FTC finalized significant updates to the HSR guidelines that increase the amount and types of information that must be reported.

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

HD Radio

In 2002, the FCC selected In-Band On-Channel technology as the exclusive technology for the introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations. In September 2024, the FCC adopted an Order modifying certain rules applicable to HD radio operations that will improve digital FM signal quality and coverage while minimizing harmful interference to adjacent-channel stations and will permit licensees to implement changes through a notification procedure.

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

Human Capital Resources

As of March 18, 2025, we had a staff of 542 full-time employees and 270 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least sixty days prior to a renewal date. We consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions that we consider reasonable, they are subject to risks and uncertainties that described more fully below. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market or that we will continue to be listed on Nasdaq or make periodic filings with the SEC.

Our Class A common stock is currently listed for trading on the Nasdaq Global Market, and we must satisfy certain continued listing requirements to maintain the listing. On April 27, 2023, we received a written notice (the “April Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). On May 19, 2023, we received a notice from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. On October 13, 2023, we received a written notice (the “October Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our Class A common stock had closed below the Minimum Bid Price Requirement. After completing the Reverse Stock Split, on October 8, 2024, we received a written notice that we had regained compliance with the Minimum Bid Price Requirement.

However, there can be no assurance that we will continue to maintain compliance with Nasdaq listing requirements, continue to be listed on Nasdaq or continue to make periodic filings with the SEC.

If we are delisted due to a failure to maintain compliance with Nasdaq listing requirements or voluntarily delist from Nasdaq, but obtain a substitute listing for our Class A common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of our Class A common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Class A common stock is delisted from Nasdaq, the value and liquidity of our Class A common stock would likely be significantly adversely affected. In addition, if we discontinue our obligation to make periodic filings with the SEC, by delisting our securities with Nasdaq and deregistering our securities pursuant to the Exchange Act, there would be a substantial decrease in disclosure about our Company on an ongoing basis.

We face risks related to health epidemics, natural disasters, terrorism and other catastrophes, which have materially and adversely affected our results of operations, liquidity and financial condition.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These risks include, but are not limited to:

•
shifts in population, demographics or audience preferences and behaviors;
•
increased competition for advertising revenues with other radio stations, broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, podcasts, smart phones, tablets, and other wireless media, the internet, social media, smart speakers and other forms of advertising; technological developments, including artificial intelligence and dislocation of advertising operations from new technologies and media buying trends;
•
increased competition for advertising revenues from Amazon, Apple, Meta and Alphabet;
•
increased consolidation among our competitors and peers resulting in additional competitive pressures; and
•
changes in laws, government regulations and policies and actions of federal regulatory bodies, including the FCC, Internal Revenue Service, the Department of Justice, and the Federal Trade Commission.

The main source of our revenue is the sale of advertising. Our ability to sell advertising can be affected by, among other things:

•
economic conditions in the areas where our stations are located and in the nation as a whole;
•
the popularity of the programming offered by our stations and digital platforms;
•
changes in population, demographics, consumer behavior or audience preferences in the areas where our stations are located;
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

Additionally, unfavorable changes in economic conditions, political conditions, labor conditions, changing laws or tariffs, as well as declining consumer confidence, recession and other factors could lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations. These factors, along with regulatory changes, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact advertising demand and adversely impact our business. We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a decline in revenues, which may negatively impact our financial condition and results of operations.

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

We may not remain competitive if we do not adapt or respond to changes in technology, standards and services that affect our industry.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of alternate media platforms, standards, technologies and services. We may not have the resources to acquire and deploy other technologies or to introduce new services that could compete with these other technologies. Competition arising from other technologies or regulatory changes may have an adverse effect on the radio broadcasting industry or on our Company. Various other audio technologies and services that have been developed and introduced include:

•
home and personal digital audio devices (e.g., smart phones, tablets, smart speakers);
•
satellite delivered digital audio radio services that offer numerous programming channels;
•
internet-based audio music services;
•
audio programming by internet content providers, internet radio stations, podcasters, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;
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

These and other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or legal or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations. For example, as discussed above, the AM for Every Vehicle Act is pending in Congress. If this legislation is not passed, the removal of AM receivers by automobile manufacturers could affect the operation and profitability of our AM radio stations.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. The risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words amounting to a nuisance. As a result, in the event that we broadcast material falling within the expanded breadth of the FCC’s regulation, we could be subject to license revocation, or renewal or qualifications proceedings, which would put the licenses that we depend on for our operations in jeopardy. In 2007, the monetary penalties for broadcasting indecent programming increased substantially. The current maximum permitted fines for an indecency violation is $508,373 per incident and $4,692,668 for any continuing violation arising from a single act or failure to act. In a decision issued in June 2012, the Supreme Court did not find that the FCC’s indecency standards were inconsistent with the First Amendment, which means the FCC may continue to enforce the standards. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts a review of its indecency policy generally. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture.

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

We pay royalties to copyright owners of musical compositions (typically song composers and publishers) whenever we broadcast or stream musical compositions. These royalties are paid through ASCAP, BMI, SESAC, GMR, and Sound Exchange. The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, legislation has been introduced in Congress that would require radio broadcasters to pay a performance royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to performance fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

We depend on selected market clusters of stations for a material portion of our net revenue.

The stations located in Boston, MA, Detroit, MI and Philadelphia, PA contributed 58% of our net revenue in 2024. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, or local government actions, which could adversely impact our results from operations, cash flows or financial position.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. Credit risk on our receivables is heightened during periods of uncertain economic conditions, and there can be no assurance that our procedures to monitor and limit exposure to credit risk will be effective and enable us to avoid losses, which could have a material adverse effect on our results from operations, cash flows or financial position. We also maintain reserves to cover the uncollectibility of a portion of our accounts receivable, however, the estimate, which is based on current information, may differ from actual results.

A future impairment of our FCC licenses could adversely affect our operating results.

As of December 31, 2024, our FCC licenses represented 71% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired, and we have, from time to time, recorded impairment charges as a result of such tests. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. The valuation of our FCC licenses is based on estimates rather than precise calculations. The fair value measurements for our FCC licenses use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, which could be material and could adversely affect our results of operations and financial condition. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you.

We have debt that is substantial in relation to our equity. As of December 31, 2024, we had long-term debt, net of an unamortized premium, of $220.1 million and equity of $147.2 million. Our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board and may be limited by our structure, statutory restrictions and restrictions imposed by the Indenture governing our Notes as well as any future agreements.

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. While we intend to pay a regular quarterly cash dividend, future payments, if any, will be at the discretion of our Board. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of the Indenture governing our Notes (as defined below), as well as any future agreements. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board.

Our corporate offices and several of our stations are located in areas that could be affected by hurricanes, extreme weather and other climate change conditions.

Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and stations located in Fort Myers and Tampa. These stations contributed 14% of our net revenue in 2024. Our corporate offices and our stations located in Florida and other stations located along the east coast of the United States have been materially affected by hurricanes in the past and may be materially affected in the future, which could have an adverse impact on our business, financial condition and results of operations. Additionally, our properties may be impacted by extreme weather conditions, including wildfires, floods, drought, loss of power, heat waves, heavy precipitation or storms, and other climate change impacts. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our losses related to extreme weather and climate change.

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

We are vulnerable to disruptions and security breaches of our information technology infrastructure and confidential information, which could cause material adverse effects on our business and reputation.

We rely heavily on technology, such as computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations, to operate our business (collectively, “IT Systems”), including our own IT Systems and those of our third-party providers. In addition, as a part of our ordinary business operations, we and certain of our third-party providers collect, process, store and maintain sensitive data, including the personal information of our clients, listeners, employees, contractors, business partners and others as well as trade secrets and other propriety business information (collectively, “Confidential Data”). The proper functioning of our IT Systems and business processes and protection of our Confidential Data is critical to the efficient operation and management of our business, our operating results and our financial condition.

Our IT Systems, and those of third-party providers, are vulnerable to damage and disruption caused by various circumstances, some of which are beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, terrorist attacks, employee error or malfeasance, and, increasingly, technological risks associated with computer system or network failures, viruses or malware (including ransomware), misconfigurations, bugs or securities vulnerabilities in hardware and software, physical or electronic intrusions, and unauthorized access associated with cyber-attacks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Data. Our technology security initiatives, disaster recovery plans and security measures may not be adequate or implemented properly to prevent a material cyberattack or business disruption. Because we make extensive use of third-party providers, such as cloud computing services, successful cyberattacks that disrupt or compromise third- party IT Systems may materially impact our operations and results.

We and our third-party providers face constant cybersecurity treats and cyber-attacks, including, but not limited to, phishing attacks, ransomware attacks, and denial of service attacks. [LW1] While no cyber-attack has had a material impact thus far, there can be no guarantee that a future attack will not materially impact our financial condition, results of operations or cash flows, due to, among other things, the loss of Confidential Data, interruptions to our operations, damage to our reputation, and regulatory investigations or legal proceedings (including class actions). Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools – including generative and other artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. This makes detecting, investigating, remediating and recovering from attacks or incidents and avoiding a material adverse impact to our systems or information extremely challenging. We have acquired companies and may acquire companies in the future, which exposes us to additional, incremental cybersecurity risks and vulnerabilities.

In addition, our business processes and IT Systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to similar risks of damage or disruption. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information

Our business is dependent upon the proper functioning of our business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.

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

The Beasley family controls Beasley Broadcast Group, Inc., and members of the Beasley family own a substantial equity interest in Beasley Broadcast Group, Inc. Their interests may conflict with yours.

The Beasley family, which includes Caroline Beasley, our Chief Executive Officer and a member of our Board, Bruce Beasley, our President and a member of our Board, and Brian Beasley, our Chief Operating Officer and a member of our Board, is generally able to control the vote on all matters submitted to a vote of stockholders. Without the approval of the Beasley family, we will be unable to consummate transactions involving an actual or potential change in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices. Shares of Class B and Class A Common Stock that members of the Beasley family beneficially own represent 92% of the total voting power of all classes of our common stock. The Beasley family will be able to direct our management and policies, except with respect to those matters requiring a class vote under the provisions of our amended certificate of incorporation, fourth amended and restated bylaws or applicable law.

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
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors that is based on their respective risk profile and criticality to our business.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factor - “We are vulnerable to disruptions and security breaches of our information technology infrastructure and confidential information, which could cause material adverse effects on our business and reputation.”

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

Our management team, including the Senior Vice President of Information Technology & Security and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes a Senior Vice President of Information Technology & Security with 20 years of experience in information technology and a General Counsel with 11 years of cybersecurity oversight responsibilities.

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

ITEM 2. PROPERTIES

As of March 18, 2025, we own or lease property in the following locations:

Location	Description	Owned/Leased
Augusta, GA	Office space for stations	Owned
	Land for office space	Related party lease
Boston, MA	Office space for stations	Third-party lease
Camden, NJ	Office space for stations	Owned
Charlotte, NC	Office space for stations	Third-party lease
Detroit, MI	Office space for stations	Owned
Estero, FL	Office space for stations	Related party lease
Fayetteville, NC	Office space for stations	Related party lease
Las Vegas, NV	Office space for stations	Related party lease
Middlesex, NJ	Office space for stations	Owned
Monmouth, NJ	Office space for stations	Owned
Morristown, NJ	Office space for stations	Owned
Naples, FL	Office space	Related party lease
Philadelphia, PA	Office space for stations	Third-party lease
Tampa, FL	Office space for stations	Third-party lease

The land for office space in Augusta, GA is leased from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, our Chief Executive Officer and a member of our Board, Bruce Beasley, our President and a member of our Board, Brian Beasley, our Chief Operating Officer and a member of our Board, and other members of the Beasley family.

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

Holders

As of March 18, 2025, there were approximately 281 holders of record of our Class A Common Stock and 24 holders of record of our Class B Common Stock. The number of holders of Class A Common Stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A Common Stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2024	—	—	—	$—
November 1 – 30, 2024	—	—	—	—
December 1 – 31, 2024	934	$9.17	—	—
Total	934

On March 27, 2007, our Board approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original ten-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended December 31, 2024 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•
ability to comply with the continued listing standards of Nasdaq, continued listing on Nasdaq or make periodic filings with the SEC;
•
risks from health epidemics, natural disasters, terrorism, and other catastrophic events;
•
adverse effects of inflation;

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
•
the ability of the Company to adapt or respond to changes in technology, standards and services that affect the audio industry;
•
the Company’s dependence on federally issued licenses subject to extensive federal regulation;
•
actions by the FCC or new legislation affecting the audio industry;
•
increases in royalties the Company pays to copyright owners or the adoption of legislation requiring royalties to be paid to record labels and recording artists;
•
the Company’s dependence on selected market clusters of stations for a material portion of its net revenue;
•
credit risk on the Company’s accounts receivable;
•
the risk that the Company’s FCC licenses could become impaired;
•
the Company’s substantial debt levels and the potential effect of restrictive debt covenants on the Company’s operational flexibility and ability to pay dividends;
•
the potential effects of hurricanes, extreme weather and other climate change conditions on the Company’s corporate offices and stations;
•
the failure or destruction of the internet, satellite systems and transmitter facilities that the Company depends upon to distribute its programming;
•
modifications or interruptions of the Company’s information technology infrastructure and information systems;
•
the loss of key executives and other key employees;
•
the Company’s ability to identify, consummate and integrate acquired businesses and station;
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

Accounts Receivable. We continually evaluate our ability to collect our accounts receivable. We determine the allowance for credit losses based on historical information, relative improvements or deteriorations in the age of the accounts receivable changes in current economic conditions and reasonable and supportable forecasts of future economic conditions. This ongoing evaluation requires management judgment, and if we had made different assumptions about these factors, the allowance for credit losses could have been materially different.

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2024. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2024, FCC licenses with an aggregate carrying amount of $392.3 million represented 71% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. In 2024, we elected to perform the quantitative impairment test for our FCC licenses in all markets. The quantitative impairment test, performed as of November 30, 2024, compared the fair value of our FCC licenses with their carrying amounts. If the carrying amounts of the FCC licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.

The fair values of the FCC licenses in each of our market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses for the next ten years incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(10.7)% - 6.1%
Market revenue shares at maturity	0.4% - 45.4%
Operating income margins at maturity	19.7% - 28.6%
Discount rate	9.0%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Augusta, GA	$4,469,331	12.1%
Boston, MA	95,901,400	7.5
Charlotte, NC	44,495,600	8.9
Detroit, MI	25,205,800	15.7
Fayetteville, NC	7,295,100	14.2
Fort Myers-Naples, FL	5,191,700	8.6
Las Vegas, NV	30,145,300	0.3
Middlesex, Monmouth, Morristown, NJ	16,726,200	6.2
Philadelphia, PA	106,737,400	8.8
Tampa-Saint Petersburg, FL	56,092,000	12.8

As a result of the quantitative impairment test performed as of November 30, 2024, we did not record any impairment losses related to the FCC licenses in each of our reporting units. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses; however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheets, we may recognize future impairment charges, the amount of which may be material. For example, as of November 30, 2024, if the discount rate used in our discounted cash flow analyses was increased to 9.5% without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $2.5 million related to our FCC licenses.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following summary table presents a comparison of our results of operations for the years ended December 31, 2023 and 2024, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

Results of Operations - Consolidated

	Year Ended December 31,		Change
	2023	2024	$	%
Net revenue	$247,109,258	$240,291,611	$(6,817,647)	-2.8%
Operating expenses	208,247,221	201,768,757	(6,478,464)	-3.1%
Corporate expenses	18,246,731	17,272,696	(974,035)	-5.3%
FCC licenses impairment losses	89,214,665	—	(89,214,665)	-100.0%
Goodwill impairment losses	10,582,360	922,000	(9,660,360)	-91.3%
Extinguishment of franchise fee	6,000,000	—	(6,000,000)	-100.0%
Interest expense	26,607,920	21,233,027	(5,374,893)	-20.2%
Debt issuance expenses	—	5,982,414	5,982,414	—
Gain on sale of investment	—	6,026,776	6,026,776	—
Gain on repurchases of long-term debt	7,807,875	—	(7,807,875)	-100.0%
Income tax benefit	24,287,366	1,344,961	(22,942,405)	-94.5%
Net loss	75,120,138	5,887,258	(69,232,880)	-92.2%

Results of Operations - Segments

	Year Ended December 31,		Change
	2023	2024	$	%
Net revenue
Audio	$199,481,868	$193,561,279	$(5,920,589)	-3.0%
Digital	45,417,296	46,730,332	1,313,036	2.9%
Other	2,210,094	—	(2,210,094)	-100.0%
	$247,109,258	$240,291,611	$(6,817,647)	-2.8%
Operating expenses
Audio	$163,608,414	$160,575,045	$(3,033,369)	-1.9%
Digital	40,844,592	41,193,712	349,120	0.9%
Other	3,794,215	—	(3,794,215)	-100.0%
	$208,247,221	$201,768,757	$(6,478,464)	-3.1%

Net Revenue. Net revenue decreased $6.8 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Audio revenue decreased $5.9 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in local agency revenue and the disposition of WJBR-FM in Wilmington, DE in October 2023, partially offset by an increase in political advertising for the 2024 elections. Digital revenue increased $1.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to continued growth in the digital segment. Other revenue decreased $2.2 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to the termination of our esports operations in December 2023.

Operating Expenses. Operating expenses decreased $6.5 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Audio operating expenses decreased $3.0 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the disposition of WJBR-FM in Wilmington, DE in October 2023 and a decrease in compensation expense due to workforce reductions partially offset by severance expenses. Digital operating expenses during the year ended December 31, 2024 were comparable to the year ended December 31, 2023. Other operating expenses decreased $3.8 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to the termination of our esports operations in December 2023.

Corporate Expenses. Corporate expenses decreased $1.0 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in digital expenses allocated to operating expenses, partially offset by an increase in compensation primarily due to severance expenses and contract service expenses.

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

Extinguishment of Franchise Fee. Due to the termination of the esports league, the remaining $6.0 million franchise fee payable to the esports league was forgiven during the fourth quarter of 2023.

Interest Expense. Interest expense decreased $5.4 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to repurchases of the Existing Notes throughout 2023 and a debt restructuring in October 2024.

Debt Issuance Expenses. In October 2024, we completed a debt restructuring and as a result of the restructuring, we incurred $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring.

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

Income Tax Benefit. Our effective tax rate was approximately (24)% and (18)% for the years ended December 31, 2023 and 2024, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the year ended December 31, 2024 was $5.9 million compared to a net loss of $75.1 million for the year ended December 31, 2023, as a result of the factors described above.

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

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.

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

In the fourth quarter of 2023, we repurchased $20.0 million aggregate principal amount of the Existing Notes for an aggregate price equal to 65% of the principal amount and recorded an aggregate gain of $6.8 million as a result of the repurchases. In the second quarter of 2023, the Company repurchased $3.0 million principal amount of the Existing Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Existing Notes (representing 72.9% of the aggregate principal amount outstanding of the Existing Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Existing Notes tendered for exchange, (b) 179,383 shares of our Class A Common Stock, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million, (ii) the purchase of $68.0 million aggregate principal amount of the Existing Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”) and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Existing Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company received requisite consents from holders of Existing Notes to (a) adopt certain amendments (the “Proposed Amendments”) to the Existing Notes Indenture and the related security documents and (b) execute a supplemental indenture (the “Supplemental Indenture”) to the Existing Notes Indenture and each relevant ancillary document effecting the Proposed Amendments. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Existing Notes tendered in the Tender Offer.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “New Notes Indenture”) governing its New Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Exchange Notes Indenture”) governing its Exchange Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Exchange Notes Indenture and New Notes Indenture. On the Settlement Date, the Issuer also entered into a Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Existing Notes Indenture. The New Notes Indenture and the Exchange Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

Due to the combination of the insufficiency of the Company’s then current project cash flows to service the debt to maturity absent a refinancing, broader challenges faced by all companies in the radio broadcasting industry, and the concessions granted by the holders of the Existing Notes (as described above), the carrying amount of the debt was first reduced by the fair value of the shares of Class A Common Stock of the Company issued to holders of the Existing Notes who participated in the Exchange Offer of $2.2 million. As the aggregate undiscounted future principal and interest payments under the Exchange Notes and New Notes were greater than the resulting net carrying amount of the Existing Notes at the time of the debt restructuring, the carrying amount of the debt was not further adjusted and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The Company capitalized approximately $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Existing Notes who participated in the Exchange Offer and a 3.0% participation premium paid to the holders of Existing Notes who participated in the New Notes Offer. The Company incurred approximately $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid $0.1 million to repurchase 7,618 shares during the year ended December 31, 2024. From time to time, we may seek to repurchase, redeem or otherwise retire our Existing Notes, New Notes and Exchange Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;
•
additional borrowings or notes offerings, to the extent permitted under the Existing Notes Indenture, New Notes Indenture and Exchange Notes Indenture; and
•
additional equity offerings.

We believe we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next 12 months and thereafter. However, poor financial results or unanticipated expenses could give rise to default under the Existing Notes Indenture, New Notes Indenture and Exchange Notes Indenture, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of December 31, 2024.

Cash Flows. The following summary table presents a comparison of our cash flows for the years ended December 31, 2023 and 2024 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2023	2024
Net cash used in operating activities	$(4,678,549)	$(3,711,785)
Net cash provided by investing activities	6,870,446	4,322,076
Net cash used in financing activities	(14,992,629)	(13,571,492)
Net decrease in cash and cash equivalents	$(12,800,732)	$(12,961,201)

Net Cash Used In Operating Activities. Net cash used in operating activities was $3.7 million during the year ended December 31, 2024, as compared to net cash used in operating activities of $4.7 million during the year ended December 31, 2023. Significant factors affecting the $1.0 million decrease in net cash used in operating activities included a $11.3 million decrease in cash paid for operating expenses, partially offset by a $7.2 million decrease in cash receipts from revenue, a $1.7 million increase in interest payments and a $1.6 million increase in income tax payments.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $4.3 million during the year ended December 31, 2024, as compared to net cash provided by investing activities of $6.9 million during the year ended December 31, 2023. Net cash provided by investing activities during the year ended December 31, 2024 included proceeds of $6.0 million from the sale of an investment, and proceeds of $1.3 million from property and equipment dispositions, partially offset by $3.0 million for capital expenditures. Net cash provided by investing activities for the same period in 2023 included proceeds of $11.1 million from two station dispositions and a termination payment from the esports league, partially offset by $4.2 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities was $13.6 million during the year ended December 31, 2024, as compared to net cash used in financing activities of $15.0 million during the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2024 included Existing Notes repurchases of $42.5 million and payment of debt issuance expenses of $1.7 million, partially offset by debt issuance of $30.0 million and common stock issuance of $0.7 million. Net cash used in financing activities for the same period in 2023 included Existing Notes repurchases of $14.9 million.

Related Party Transactions

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.3 million for the year ended December 31, 2024.

Beasley Family Properties, LLC

We lease office space for our stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2029. Rental expense was $0.2 million for the year ended December 31, 2024.

Beasley Family Towers, LLC

We leased a tower for one station in Atlanta, GA from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. During the second quarter of 2024, the lease agreement was terminated. Rental expense was approximately $16,000 for the year ended December 31, 2024.

We lease office space for our stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for the year ended December 31, 2024.

On October 8, 2024, we entered into a common stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of Beasley Broadcast Group, Inc. to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. We used the proceeds to fund a portion of the cash payment made to the exchanging holders in the Exchange Offer, and for other corporate purposes.

On December 25, 2024, the 12-month silent period for WAEC-AM in Atlanta, GA expired, and the FCC license was terminated. We sold the remaining transmitter equipment to Beasley Family Towers, LLC for $0.1 million.

GGB Augusta, LLC

We lease land for our stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $53,000 for the year ended December 31, 2024.

GGB Las Vegas, LLC

We lease office space for our stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2028. Rental expense was $0.2 million for the year ended December 31, 2024.

Wintersrun Communications, LLC

We lease a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for the year ended December 31, 2024.

Quu, Inc.

We currently hold an investment in Quu, Inc. ("Quu"), a company that provides us with access to an application for digital revenue. Payments to Quu for access to the application were $0.5 million for the year ended December 31, 2024.

Loan to Interactive Life, Inc.

In May 2022, we provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum until the loan’s maturity in May 2025. Interactive Life, Inc. is controlled by Mr. Joseph Harb. We currently hold an investment in Quu, Inc., a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

Inflation

For the years ended December 31, 2023 and 2024, inflation has affected our performance in terms of higher costs for operating expenses; however, the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the "Company") as of December 31, 2023 and 2024, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Licenses Impairment Assessment – Radio Reporting Units

As disclosed in Note 5 to the consolidated financial statements, the Company’s consolidated FCC licenses balance was $392.3 million as of December 31, 2024. The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2024 and did not record any impairment losses related to the FCC licenses

Crowe LLP Independent Member Crowe Global

in each of its reporting units during the year ended December 31, 2024. Management performs an annual impairment test during the fourth quarter of each year, or more frequently when it is determined that events and circumstances indicate that it is more likely than not that FCC licenses are impaired, which includes a qualitative assessment. FCC licenses are assessed for impairment at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to revenue growth rates, the market share at maturity and operating income margins at maturity of an average station within a market based upon market size, and station type and the discount rate.

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

Los Angeles, California

March 26, 2025

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,733,921	$13,772,720
Accounts receivable, less allowance for credit losses of $1,752,058 in 2023 and $1,698,285 in 2024	53,424,196	51,551,945
Prepaid expenses	4,338,503	3,139,678
Other current assets	2,150,163	825,794
Total current assets	86,646,783	69,290,137
Property and equipment, net	51,474,754	47,000,978
Operating lease right-of-use assets	34,767,126	33,233,714
FCC licenses	393,006,900	392,259,831
Goodwill	922,000	—
Other intangibles, net	2,722,408	2,082,098
Other assets	4,727,967	5,340,067
Total assets	$574,267,938	$549,206,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,299,048	$21,037,797
Operating lease liabilities	8,082,981	8,688,874
Other current liabilities	25,913,827	23,260,496
Total current liabilities	48,295,856	52,987,167
Due to related parties	55,019	24,307
Long-term debt	264,203,010	247,117,717
Operating lease liabilities	33,440,246	31,402,424
Deferred tax liabilities	71,894,915	63,747,937
Other long-term liabilities	7,400,257	6,707,566
Total liabilities	425,289,303	401,987,118
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized; 869,569 issued and 682,697 outstanding in 2023; 1,152,366 issued and 957,876 outstanding in 2024(1)	17,389	18,173
Class B Common Stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2023 and 2024(1)	16,662	16,662
Additional paid-in capital	152,794,353	156,595,835
Treasury stock, Class A Common Stock; 186,872 shares in 2023; 194,490 shares in 2024(1)	(29,239,179)	(29,337,880)
Retained earnings	25,042,926	19,155,668
Accumulated other comprehensive income	346,484	771,249
Total stockholders' equity	148,978,635	147,219,707
Total liabilities and stockholders' equity	$574,267,938	$549,206,825

(1) The shares of Class A and Class B Common Stock have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 21 for additional information.

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2024
Net revenue	$247,109,258	$240,291,611
Operating expenses:
Operating expenses (including stock-based compensation of $66,382 in 2023 and $52,145 in 2024 and excluding depreciation and amortization shown separately below)	208,247,221	201,768,757
Corporate expenses (including stock-based compensation of $779,993 in 2023 and $841,147 in 2024)	18,246,731	17,272,696
Depreciation and amortization	8,809,343	7,236,060
FCC licenses impairment losses	89,214,665	—
Goodwill impairment losses	10,582,360	922,000
Extinguishment of franchise fee	(6,000,000)	—
Total operating expenses	329,100,320	227,199,513
Operating income (loss)	(81,991,062)	13,092,098
Non-operating income (expense):
Interest expense	(26,607,920)	(21,233,027)
Debt issuance expenses	—	(5,982,414)
Gain on sale of investment	—	6,026,776
Gain on repurchases of long-term debt	7,807,875	—
Other income, net	1,532,131	799,558
Loss before income taxes	(99,258,976)	(7,297,009)
Income tax benefit	(24,287,366)	(1,344,961)
Loss before equity in earnings of unconsolidated affiliates	(74,971,610)	(5,952,048)
Equity in earnings of unconsolidated affiliates, net of tax	(148,528)	64,790
Net loss	(75,120,138)	(5,887,258)
Other comprehensive gain (loss):
Unrecognized actuarial gain (loss) on postretirement plan (net of income tax benefit of $52,260 in 2023 and income tax expense of $142,846 in 2024)	(152,827)	424,765
Comprehensive loss	$(75,272,965)	$(5,462,493)

Net loss per Class A and B common share(1):
Basic and diluted	$(50.26)	$(3.73)
Weighted average shares outstanding(1):
Basic and diluted	1,494,686	1,579,744

(1) The shares of Class A and Class B Common Stock have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 21 for additional information.

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock								Accumulated
					Additional				Other	Total
	Class A		Class B		Paid-In	Treasury Stock		Retained	Comprehensive	Stockholders'
	Shares (1)	Amount	Shares (1)	Amount	Capital	Shares (1)	Amount	Earnings	(Loss) Income	Equity
Balances as of January 1, 2023	838,161	$16,761	833,137	$16,662	$151,948,310	(182,478)	$(29,155,300)	$100,163,064	$499,311	$223,488,808
Stock-based compensation	31,408	628	—	—	845,747	—	—	—	—	846,375
Adjustment from related party acquisition	—	—	—	—	296	—	—	—	—	296
Purchase of treasury stock	—	—	—	—	—	(4,394)	(83,879)	—	—	(83,879)
Net loss	—	—	—	—	—	—	—	(75,120,138)	—	(75,120,138)
Other comprehensive loss	—	—	—	—	—	—	—	—	(152,827)	(152,827)
Balances as of December 31, 2023	869,569	17,389	833,137	16,662	152,794,353	(186,872)	(29,239,179)	25,042,926	346,484	148,978,635
Issuance of common stock	236,247	236	—	—	2,907,968	—	—	—	—	2,908,204
Stock-based compensation	46,550	548	—	—	892,744	—	—	—	—	893,292
Adjustment from related party acquisition	—	—	—	—	770	—	—	—	—	770
Purchase of treasury stock	—	—	—	—	—	(7,618)	(98,701)	—	—	(98,701)
Net loss	—	—	—	—	—	—	—	(5,887,258)	—	(5,887,258)
Other comprehensive gain	—	—	—	—	—	—	—	—	424,765	424,765
Balances as of December 31, 2024	1,152,366	$18,173	833,137	$16,662	$156,595,835	(194,490)	$(29,337,880)	$19,155,668	$771,249	$147,219,707

(1) The shares of Class A and Class B Common Stock have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 21 for additional information.

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(75,120,138)	$(5,887,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	846,375	893,292
Provision for credit losses	1,642,545	899,669
Depreciation and amortization	8,809,343	7,236,060
FCC licenses impairment losses	89,214,665	—
FCC licenses termination losses	—	630,086
Goodwill impairment losses	10,582,360	922,000
Gain on dispositions	—	(799,377)
Gain on sale of investment	—	(6,026,776)
Extinguishment of franchise fee	(6,000,000)	—
Amortization of premium and debt issuance costs	1,447,528	(704,298)
Gain on repurchases of long-term debt	(7,807,875)	—
Deferred income taxes	(25,918,433)	(8,464,890)
Equity in earnings of unconsolidated affiliates	148,528	(64,790)
Change in operating assets and liabilities:
Accounts receivable	1,616,785	972,582
Prepaid expenses	739,728	1,198,825
Other assets	2,995,740	361,407
Accounts payable	(5,045,573)	6,738,749
Other liabilities	(4,048,647)	(2,530,716)
Other operating activities	1,218,520	913,650
Net cash used in operating activities	(4,678,549)	(3,711,785)
Cash flows from investing activities:
Capital expenditures	(4,189,554)	(3,013,668)
Proceeds from dispositions	11,060,000	1,308,968
Proceeds from sale of investment	—	6,026,776
Net cash provided by investing activities	6,870,446	4,322,076
Cash flows from financing activities:
Issuance of debt, net of issuance costs	—	29,999,000
Repurchases of long-term debt	(14,908,750)	(42,500,000)
Payment of debt issuance expenses	—	(1,671,791)
Issuance of common stock	—	700,000
Purchase of treasury stock	(83,879)	(98,701)
Net cash used in financing activities	(14,992,629)	(13,571,492)
Net decrease in cash and cash equivalents	(12,800,732)	(12,961,201)
Cash and cash equivalents at beginning of period	39,534,653	26,733,921
Cash and cash equivalents at end of period	$26,733,921	$13,772,720
Cash paid for interest	$25,224,653	$27,246,716
Cash paid for income taxes	$1,402,784	$2,911,875

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

The changes in allowance for credit losses on accounts receivable are as follows:

	December 31,
	2023	2024
Beginning balance	$1,876,751	$1,752,058
Provision for credit losses	1,642,545	899,669
Deductions	(1,767,238)	(953,442)
Ending balance	$1,752,058	$1,698,285

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

FCC Licenses

FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2023 and 2024. The weighted-average period before the next renewal of the Company’s FCC licenses is 4.0 years.

Goodwill

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. If the quantitative assessment is necessary, the Company will determine the fair value of each reporting unit. If the fair value of any reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit. For the purpose of testing its goodwill for impairment, the Company has identified its market clusters, digital, and esports as its reporting units. See Note 6 for changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024.

Other Intangibles

Other intangibles include advertiser relationships with finite lives that are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. Other intangibles also includes brands with indefinite lives that are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s brands might be impaired. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters, digital, and esports as its reporting units. See Note 7 for changes in the carrying amount of other intangibles for the years ended December 31, 2023 and 2024.

Investments

Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis, which does not have a readily determinable fair value, and therefore, is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment. The carrying amount of the investment in QUU was $1.8 million and $1.9 million as of December 31, 2023 and 2024, respectively.

Debt Issuance Costs and Debt Premiums or Discount

Debt issuance costs and debt premiums or discounts are capitalized and amortized over the life of the related debt as interest expense on a straight-line basis, which approximates the effective interest method. Unamortized debt issuance costs and debt premiums or discounts are reported as a direct deduction from or increase to the carrying amount of the related debt.

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

The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2024. The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2023.

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

Segments

The Company currently operates two operating and reportable segments (Audio and Digital). The Company also operated an esports segment from January 1, 2023 to December 13, 2023. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). Operating results are reported to the Chief Operating Decision Maker on a statement of operations, which includes net revenue, operating expenses, impairment losses, gains and losses on dispositions and depreciation and amortization. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses including the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the new guidance.

In December 2023, the FASB issued guidance, which requires additional disclosures primarily related to the Company's income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively. The Company is currently in the process of reviewing the new guidance.

In November 2023, the FASB issued guidance which requires additional disclosures for the Company's reportable segments, primarily related to significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the guidance in the fourth quarter of 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

(4)
Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives
	2023	2024	(years)
Land	$13,322,390	$13,110,390	—
Buildings and improvements	37,255,078	37,353,496	15-30
Broadcast equipment	34,781,546	36,077,763	5-15
Transportation equipment	2,265,706	1,996,366	5
Office equipment	9,629,737	10,067,711	5-10
Construction in progress	430,175	995,744	—
	97,684,632	99,601,470
Less accumulated depreciation and amortization	(46,209,878)	(52,600,492)
	$51,474,754	$47,000,978

On October 28, 2024, the Company completed the sale of a building in Belmar, NJ to a third party for $1.2 million in cash. The Company recorded a gain on disposition of $0.8 million during the fourth quarter of 2024.

The Company recorded depreciation expense of $7.8 million and $7.0 million for the years ended December 31, 2023 and 2024, respectively.

(5)
FCC Licenses

Changes in the carrying amount of FCC licenses for the years ended December 31, 2023 and 2024 are as follows:

Balance as of January 1, 2023	$487,249,798
Dispositions (see Note 3)	(5,028,233)
Impairment losses (see below and also Note 3)	(89,214,665)
Balance as of December 31, 2023	393,006,900
License terminations	(747,069)
Balance as of December 31, 2024	$392,259,831

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

The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2024 and did not record any impairment losses related to the FCC licenses in each of its reporting units. The fair values of the FCC licenses were estimated using an income approach. The income approach is based upon discounted cash flow analyses for the next ten years incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(10.7)% - 6.1%
Market revenue shares at maturity	0.4% - 45.4%
Operating income margins at maturity	19.7% - 28.6%
Discount rate	9.0%

On December 25, 2024, the 12-month silent period for WAEC-AM in Atlanta, GA expired, and the FCC license was terminated. The termination resulted in a loss of $0.3 million. On December 20, 2024, the 12-month silent period for WCHZ-FM in Augusta, GA expired, and the FCC license was terminated. The termination resulted in a loss of $0.3 million.

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

Revenue growth rates	(16.5)% - 24.4%
Market revenue shares at maturity	0.4% - 45.5%
Operating income margins at maturity	19.7% - 29.9%
Discount rate	10.0%

(6)
Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024 are as follows:

Balance as of January 1, 2023	$13,265,460
Disposition (see Note 3)	(1,761,100)
Impairment losses	(10,582,360)
Balance as of December 31, 2023	922,000
Impairment loss	(922,000)
Balance as of December 31, 2024	$—

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

Due to an increase in interest rates in the U.S. economy and a decrease in projected revenues, the Company tested its goodwill for impairment during the third quarter of 2023. As a result of the quantitative impairment test performed as of September 30, 2023, the Company recorded an impairment loss of $10.6 million related to the goodwill in its Philadelphia, PA market cluster. The impairment loss was primarily due to an increase in the discount rate due to certain risks associated with the U.S. economy and a decrease in the projected revenues used in the discounted cash flow analysis to estimate the fair value of our goodwill. The fair value of the goodwill in the Philadelphia, PA market cluster was estimated using an income approach. The income approach is based upon discounted cash flow analyses for the next ten years incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating income margins, and a discount rate appropriate for the audio industry. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(9.3)% - 1.4%
Operating income margin	27.9%
Discount rate	10.0%

(7)
Other Intangibles

Other intangibles as of December 31, 2024 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(1,091,389)	$937,611	6-11
Brands with indefinite lives	1,115,663	—	1,115,663
Other intangibles with indefinite lives	28,824	—	28,824
	$3,173,487	$(1,091,389)	$2,082,098

Other intangibles as of December 31, 2023 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(864,129)	$1,164,871	6-11
Trade name	510,000	(96,950)	413,050	8
Brands with indefinite lives	1,115,663	—	1,115,663
Other intangibles with indefinite lives	28,824	—	28,824
	$3,683,487	$(961,079)	$2,722,408

If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters, digital, and esports as its reporting units.

The Company recorded amortization expense of $1.0 million and $0.3 million for the years ended December 31, 2023 and 2024, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next five years and thereafter is as follows:

2025	$227,260
2026	227,260
2027	227,260
2028	178,206
2029	77,625
Total	$937,611

(8)
Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2023	2024
Accrued interest	$10,100,833	$4,791,442
Accrued payroll expenses	4,906,900	4,119,979
Deferred revenue	4,835,984	3,794,481
Accrued digital expenses	3,284,767	1,802,318
Accrued income taxes	—	3,587,059
Other accrued expenses	2,785,343	5,165,217
	$25,913,827	$23,260,496

(9)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2023	2024
8.625% secured notes due February 1, 2026	$267,000,000	$4,295,000
11.000% senior secured first lien notes due August 1, 2028	—	30,899,000
9.200% senior secured second lien notes due August 1, 2028	—	184,922,000
Unamortized premium and debt issuance costs	(2,796,990)	27,001,717
	$264,203,010	$247,117,717

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

In the fourth quarter of 2023, the Company repurchased $20.0 million aggregate principal amount of the Existing Notes for an aggregate price equal to 65% of the principal amount and recorded an aggregate gain of $6.8 million as a result of the repurchases. In the second quarter of 2023, the Company repurchased $3.0 million principal amount of the Existing Notes for a price equal to 66% of the principal amount and recorded a gain of $1.0 million as a result of the repurchase.

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Existing Notes (representing 72.9% of the aggregate principal amount outstanding of the Existing Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Existing Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Existing Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Existing Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company received requisite consents from holders of Existing Notes to (a) adopt certain amendments (the “Proposed Amendments”) to the Existing Notes Indenture and the related security documents and (b) execute a supplemental indenture (the “Supplemental Indenture”) to the Existing Notes Indenture and each relevant ancillary document effecting the Proposed Amendments. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Existing Notes tendered in the Tender Offer.

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

Due to the combination of the insufficiency of the Company’s then current project cash flows to service the debt to maturity absent a refinancing, broader challenges faced by all companies in the radio broadcasting industry, and the concessions granted by the holders of the Existing Notes (as described above), the carrying amount of the debt was first reduced by the fair value of the shares of Class A Common Stock of the Company issued to holders of the Existing Notes who participated in the Exchange Offer of $2.2 million. As the aggregate undiscounted future principal and interest payments under the Exchange Notes and New Notes were greater than the resulting net carrying amount of the Existing Notes at the time of the debt restructuring, the carrying amount of the debt was not further adjusted and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The Company capitalized $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Existing Notes who participated in the Exchange Offer and a 3.0% participation premium paid to the holders of Existing Notes who participated in the New Notes Offer. The Company incurred $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

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

The following table summarizes lease information:

	Year ended December 31,
	2023	2024
Lease cost
Operating lease cost	$11,565,713	$11,452,668
Short-term lease cost	30,620	20,760
Total lease cost	$11,596,333	$11,473,428

Other information
Operating cash flows from operating leases	$12,182,522	$12,015,198
Right-of-use assets obtained in exchange for new operating lease liabilities	4,561,161	6,685,102

December 31, 2024
Weighted-average remaining lease term – operating leases	6.5
Weighted-average discount rate – operating leases	9.3%

As of December 31, 2024, future minimum payments for operating leases for the next five years and thereafter are summarized as follows:

2025	$12,009,458
2026	9,651,059
2027	8,186,052
2028	6,687,386
2029	4,264,289
Thereafter	14,348,935
Total lease payments	55,147,179
Less imputed interest	(15,055,881)
Present value of lease liabilities	$40,091,298

(11)
Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $22,500 and $23,000 (or $30,000 and $30,500 if aged 50 years or older) in 2023 and 2024, respectively. No employer matching contributions were made to the defined contribution plan in 2023 and 2024.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen SERP of $8.0 million and $7.3 million are reported in other long-term liabilities, of which $0.6 million was reclassified to other current liabilities, in the consolidated balance sheets as of December 31, 2023 and 2024. The Company contributed $0.5 million to the SERP in both 2023 and 2024.

The SERP is summarized as follows:

	Year ended December 31,
	2023	2024
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$7,958,072	$8,006,835
Interest cost	379,126	355,194
Actuarial (gain) loss	205,087	(567,611)
Benefits paid	(535,450)	(483,159)
Benefit obligation at end of year	$8,006,835	$7,311,259

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	535,450	483,159
Benefits paid	(535,450)	(483,159)
Fair value of plan assets at end of year	$—	$—

Funded status	$(8,006,835)	$(7,311,259)
Unrecognized net actuarial loss	(464,163)	(1,031,774)
Cumulative employer contributions in excess of the net periodic pension cost	$(8,470,998)	$(8,343,033)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(606,578)	$(603,693)
Noncurrent liabilities	(7,400,257)	(6,707,566)
Net amount recognized	$(8,006,835)	$(7,311,259)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gain) loss	$(464,163)	$(1,031,774)
Total (before tax effects)	$(464,163)	$(1,031,774)

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$8,006,835	$7,311,259
Accumulated benefit obligation	$8,006,835	$7,311,259

Weighted-Average Assumptions for Disclosure
Discount rate	4.70%	5.35%
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Net Periodic Benefit Cost
Interest cost	$379,126	$355,194
Recognized net actuarial (gain) loss	—	—
Net periodic benefit cost	$379,126	$355,194

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$205,087	$(567,611)
Recognized net actuarial (gain) loss	—	—
Total recognized in other comprehensive income (before tax effects)	$205,087	$(567,611)

Total recognized in net cost and other comprehensive income (before tax effects)	$584,213	$(212,417)

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$—	$(65,932)
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	4.90%	4.70%
Corridor	10.00%	10.00%
Average future working lifetime	4.52	5.06
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Estimated Future Benefit Payments
2025	$603,693
2026	$605,604
2027	$599,487
2028	$601,274
2029	$599,632
2030-2034	$2,875,243

Contributions
Estimated contributions for 2025	$603,693

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

From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units. The Company paid $0.1 million to repurchase 7,618 shares in 2024.

The board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(13)
Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2023	2024
Audio	$199,481,868	$193,561,279
Digital	45,417,296	46,730,332
Other	2,210,094	—
	$247,109,258	$240,291,611

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

	December 31,	December 31,
	2023	2024
Deferred revenue	$4,835,984	$3,794,481

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

	December 31,	December 31,
	2023	2024
Trade sales receivable	$1,417,692	$1,001,270
Trade sales payable	481,471	479,613

	Year ended December 31,
	2023	2024
Trade sales revenue	$5,963,305	$5,711,675

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

The 2007 Equity Incentive Award Plan (the “2007 Plan”) permits the Company to issue up to 375,000 shares of Class A common stock. The 2007 Plan allows for eligible employees, directors and certain consultants of the Company to receive restricted stock units, shares of restricted stock, stock options or other stock-based awards. The restricted stock units that have been granted under the 2007 Plan generally vest over one to five years of service.

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2023	54,241	$37.40
Granted	23,776	16.00
Vested	(31,408)	32.00
Forfeited	(7,942)	20.40
Unvested as of December 31, 2023	38,667	30.80
Granted	92,625	12.14
Vested	(46,551)	19.75
Forfeited	(8,526)	20.42
Unvested as of December 31, 2024	76,215	$15.00

As of December 31, 2024, there was $0.9 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

(15)
Income Taxes

Income tax benefit is as follows:

	Year ended December 31,
	2023	2024
Current:
Federal	$1,498,219	$6,205,464
State	132,848	914,465
	1,631,067	7,119,929
Deferred:
Federal	(20,442,502)	(6,646,568)
State	(5,475,931)	(1,818,322)
	(25,918,433)	(8,464,890)
	$(24,287,366)	$(1,344,961)

Income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes as follows:

	Year ended December 31,
	2023	2024
Expected tax benefit	$(20,844,385)	$(1,532,372)
State income taxes, net of federal benefit	(4,320,644)	(310,137)
Tax rate adjustments	(112,968)	(258,484)
Change in valuation allowance	(3,742)	(296,180)
Non-deductible items	728,641	560,477
Other	265,732	491,735
	$(24,287,366)	$(1,344,961)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2024
Deferred tax assets:
Allowance for credit losses	$444,198	$428,820
Other assets	1,515,891	2,316,033
Deferred interest	—	5,979,713
Operating lease liabilities	876,923	859,075
Other long-term liabilities	2,029,965	1,846,108
Stock-based compensation	116,052	100,499
Interest expense limitation	14,663,404	16,373,283
Net operating losses	1,100,232	253,754
Subtotal	20,746,665	28,157,285
Valuation allowance	(296,180)	—
Total	20,450,485	28,157,285
Deferred tax liabilities:
Prepaid expenses	(167,592)	(183,912)
Property and equipment	(5,309,534)	(4,320,397)
Intangibles	(86,868,274)	(87,400,913)
Total	(92,345,400)	(91,905,222)
Net deferred tax liabilities	$(71,894,915)	$(63,747,937)

On October 8, 2024, the Company completed a debt modification (see Note 9) that resulted in a cancelation of indebtedness income for tax purposes in 2024, which is amortized over the life of the debt for book purposes, resulting in a new deferred tax asset. As of December 31, 2024, the Company has state net operating losses of $3.8 million. The valuation allowance as of December 31, 2023 related to unrealized losses on investments that were sold in 2024.

As of December 31, 2023 and 2024, the Company does not have any material unrecognized tax benefits and accordingly, has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2020.

(16)
Loss Per Share

Net loss per share calculation information is as follows:

	Year ended December 31,
	2023	2024
Net loss	$(75,120,138)	$(5,887,258)
Weighted-average shares outstanding:
Basic	1,494,686	1,579,744
Effect of dilutive restricted stock units	—	—
Diluted	1,494,686	1,579,744
Net loss per Class A and Class B common share – basic and diluted (1)	$(50.26)	$(3.73)

(1) Weighted-average shares outstanding used in the computation of basic and diluted Net loss attributable to BBGI stockholders per Class A and Class B common share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 21 for additional information.

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 4,290 and 17,451 for the years ended December 31, 2023 and 2024, respectively.

(17)
Related Party Transactions

The Company leases certain office space and towers from related parties as described below. As a result, the Company has recorded operating lease right-of-use assets of $4.6 million and $3.7 million for the years ended December 31, 2023 and 2024, respectively and operating lease liabilities of $4.9 million and $3.8 million for the years ended December 31, 2023 and 2024. The operating lease right-of-use assets and operating lease liabilities for the related party leases are reported in the accompanying consolidated balance sheets for the years ended December 31, 2023 and 2024.

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.3 million for each of the years ended December 31, 2023 and 2024.

Beasley Family Properties, LLC

The Company leases office space for its stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on August 31, 2029. Rental expense was $0.2 million for each of the years ended December 31, 2023 and 2024.

Beasley Family Towers, LLC

The Company leased towers for 19 stations in various markets from Beasley Family Towers, LLC (“BFT”), which is partially held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family and partially owned directly by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. During the fourth quarter of 2023, BFT sold 18 of the towers to an unrelated third party. As a result, the leases are no longer considered related party transactions. During the second quarter of 2024, the remaining lease agreement was terminated. Rental expense was $0.8 million and approximately $16,000 for the years ended December 31, 2023 and 2024, respectively.

The Company leases office space for its stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for each of the years ended December 31, 2023 and 2024.

On October 8, 2024, the Company entered into a common stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of the Company to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. The Company used the net proceeds to fund a portion of the cash payment made to the exchanging holders in the Exchange Offer, and for other corporate purposes.

On December 25, 2024, the 12-month silent period for WAEC-AM in Atlanta, GA expired and the FCC license was terminated. The Company sold the remaining transmitter equipment to Beasley Family Towers, LLC for $0.1 million.

GGB Augusta, LLC

The Company leases land for its stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $52,000 and $53,000 for the years ended December 31, 2023 and 2024, respectively.

GGB Las Vegas, LLC

The Company leases office space for its stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement expires on December 31, 2028. Rental expense was $0.2 million for each of the years ended December 31, 2023 and 2024.

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

The Company leases a tower for one station in Augusta, GA from Wintersrun. The lease agreement expires on October 15, 2025. Rental expense was approximately $31,000 for each of the years ended December 31, 2023 and 2024.

Quu, Inc.

The Company currently holds an investment in Quu, Inc. ("Quu"), a company that provides the Company with access to an application for digital revenue. Payments to Quu for access to the application were $0.4 million and $0.5 million for the years ended December 31, 2023 and 2024, respectively.

Loan to Interactive Life, Inc.

In May 2022, the Company provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum until the loan’s maturity in May 2025. Interactive Life, Inc. is controlled by Mr. Joseph Harb. The Company currently holds an investment in Quu, a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

(18)
Commitments and Contingencies

The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2024, future minimum payments for the next five years and thereafter are summarized as follows:

2025	$24,860,934
2026	7,928,829
2027	7,166,667
2028	7,418,334
2029	7,275,000
Thereafter	29,600,000
Total	$84,249,764

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

The estimated fair value of the Company’s Notes, based on available market information, was $173.2 million and $136.5 million as of December 31, 2023 and 2024, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

(20)
Segment Information

The Company currently operates two operating and reportable segments (Audio and Digital). The Company also operated an esports segment from January 1, 2023 to December 13, 2023. The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Fort Myers-Naples, FL, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items, including interest expense and income taxes, are reported in the accompanying consolidated statements of comprehensive loss.

Reportable segment information for the year ended December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$193,561,279	$46,730,332	$—	$240,291,611
Operating expenses	160,575,045	41,193,712	—	201,768,757
Corporate expenses	—	—	17,272,696	17,272,696
Depreciation and amortization	6,379,197	173,164	683,699	7,236,060
Impairment losses	—	922,000	—	922,000
Operating income (loss)	$26,607,037	$4,441,456	$(17,956,395)	$13,092,098

	Audio	Digital	Corporate	Total
Capital expenditures	$2,463,014	$—	$550,654	$3,013,668

Reportable segment information for the year ended December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Net revenue	$199,481,868	$45,417,296	$2,210,094	$—	$247,109,258
Operating expenses	163,608,414	40,844,592	3,794,215	—	208,247,221
Corporate expenses	—	—	—	18,246,731	18,246,731
Depreciation and amortization	7,013,118	188,790	770,029	837,406	8,809,343
Impairment losses	99,797,025	—	—	—	99,797,025
Extinguishment of franchise fee	—	—	(6,000,000)	—	(6,000,000)
Operating income (loss)	$(70,936,689)	$4,383,914	$3,645,850	$(19,084,137)	$(81,991,062)

	Audio	Digital	Other	Corporate	Total
Capital expenditures	$3,901,609	$13,184	$25,534	$249,227	$4,189,554

Reportable segment information as of December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$44,089,751	$63,220	$2,848,007	$47,000,978
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,574,817	327,618	179,663	2,082,098

Reportable segment information as of December 31, 2023 is as follows:

	Audio	Digital	Other	Corporate	Total
Property and equipment, net	$48,324,618	$95,003	$74,081	$2,981,052	$51,474,754
FCC licenses	393,006,900	—	—	—	393,006,900
Goodwill	—	922,000	—	—	922,000
Other intangibles, net	1,707,909	834,836	—	179,663	2,722,408

(21)
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

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2023 and 2024

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2023:
Valuation allowance for deferred tax assets	299,922	—	3,742	296,180
Year ended December 31, 2024:
Valuation allowance for deferred tax assets	296,180	—	296,180	—

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this report.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2025 (“2025 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption "Code of Business Conduct and Ethics" in our 2025 Proxy Statement.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2025 Proxy Statement.

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

3.3	Fourth amended and restated bylaws of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed January 25, 2018).

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

4.3

Indenture for the Exchange Notes, dated as of October 8, 2024, by and among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of Note) (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed October 15, 2024).

4.4

Indenture for the New Notes, dated as of October 8, 2024, by and among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of Note) (incorporated by reference to Exhibit 4.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed October 15, 2024).

4.5

Supplemental Indenture, dated as of October 8, 2024, by and between the Issuer and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 8.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed October 15, 2024).

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

10.4

Transaction Support Agreement, dated as of September 5, 2024, between Beasley Broadcast Group, Inc. and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 6, 2024).

10.5

Beasley Broadcast Group, Inc. Common Stock Purchase Agreement, dated October 8, 2024 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed October 15, 2024).

10.6**

The 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.13 to Beasley Broadcast Group, Inc.’s Amendment No. 3 to Registration Statement on Form S-1/A filed February 11, 2000. (File No. 333-91683)).

10.7**

First amendment to the 2000 Equity Plan of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Registration Statement on Form S-8 filed May 27, 2004 (File No. 333-115930)).

10.8**

The Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 27, 2007).

10.9**

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

10.12**

Amended and Restated Executive Employment Agreement by and between Beasley Broadcast Group, Inc. and Bruce G. Beasley, dated as of August 14, 2024. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2024).

10.13**

Letter Agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley, dated as of August 14, 2024. (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2024).

10.14**

Letter Agreement by and between Beasley Broadcast Group, Inc. and Brian E, Beasley, dated as of August 14, 2024. (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2024).

10.15**

Executive Employment Agreement dated as of October 23, 2024 between Beasley Broadcast Group, Inc. and Lauren Burrows Coleman. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on October 25, 2024).

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1***	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
97.1	Beasley Broadcast Group, Inc. Policy for Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLINE BEASLEY Caroline Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2025

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	March 26, 2025

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	March 26, 2025

/s/ LAUREN BURROWS COLEMAN Lauren Burrows Coleman	Chief Financial Officer (principal financial and accounting officer)	March 26, 2025

/s/ PETER A. BORDES Peter A. Bordes	Director	March 26, 2025

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	March 26, 2025

/s/ LESLIE V. GODRIDGE Leslie V. Godridge	Director	March 26, 2025

/s/ GORDON H. SMITH Gordon H. Smith	Director	March 26, 2025

/s/ CHARLES M. WARFIELD Charles M. Warfield	Director	March 26, 2025