Form 10-Q
period 2025-03-31
BEASLEY BROADCAST GROUP INC
filed 2025-05-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Class A Common Stock, $0.001 par value, 961,284 Shares Outstanding as of May 1, 2025

Class B Common Stock, $0.001 par value, 833,137 Shares Outstanding as of May 1, 2025

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,772,720	$12,235,452
Accounts receivable, less allowance for credit losses of $1,698,285 in 2024 and $1,688,852 in 2025	51,551,945	46,305,154
Prepaid expenses	3,139,678	2,329,962
Other current assets	825,794	1,782,136
Total current assets	69,290,137	62,652,704
Property and equipment, net	47,000,978	45,157,137
Operating lease right-of-use assets	33,233,714	31,670,132
FCC licenses	392,259,831	392,259,831
Other intangibles, net	2,082,098	2,025,283
Other assets	5,340,067	5,494,311
Total assets	$549,206,825	$539,259,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,037,797	$17,955,288
Operating lease liabilities	8,688,874	8,482,362
Other current liabilities	23,260,496	23,779,464
Current portion of long-term debt	—	4,295,000
Total current liabilities	52,987,167	54,512,114
Due to related parties	24,307	16,629
Long-term debt	247,117,717	240,938,876
Operating lease liabilities	31,402,424	30,287,215
Deferred tax liabilities	63,747,937	62,177,598
Other long-term liabilities	6,707,566	6,707,566
Total liabilities	401,987,118	394,639,998
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 1,152,366 issued and 957,876 outstanding in 2024; 1,155,769 issued and 960,059 outstanding in 2025	18,173	18,176
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2024 and 2025	16,662	16,662
Additional paid-in capital	156,595,835	156,694,451
Treasury stock, Class A common stock; 194,490 shares in 2024; 195,710 shares in 2025	(29,337,880)	(29,346,985)
Retained earnings	19,155,668	16,465,847
Accumulated other comprehensive income	771,249	771,249
Total stockholders' equity	147,219,707	144,619,400
Total liabilities and stockholders' equity	$549,206,825	$539,259,398

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2024	2025
Net revenue	$54,380,346	$48,912,465
Operating expenses:
Operating expenses (including stock-based compensation of $22,238 in 2024 and $28,168 in 2025 and excluding depreciation and amortization shown separately below)	49,240,998	45,241,261
Corporate expenses (including stock-based compensation of $131,123 in 2024 and $70,451 in 2025)	4,407,832	4,019,462
Depreciation and amortization	1,834,602	1,652,331
Total operating expenses	55,483,432	50,913,054
Operating loss	(1,103,086)	(2,000,589)
Non-operating income (expense):
Interest expense	(5,587,308)	(3,380,642)
Gain on sale of investment	6,026,776	—
Other income, net	270,005	1,097,485
Loss before income taxes	(393,613)	(4,283,746)
Income tax benefit	(410,230)	(1,567,727)
Income (loss) before equity in earnings of unconsolidated affiliates	16,617	(2,716,019)
Equity in earnings of unconsolidated affiliates, net of tax	(8,647)	26,198
Net income (loss)	7,970	(2,689,821)
Net income (loss) per Class A and Class B common share(1):
Basic and diluted	$0.01	$(1.50)
Weighted-average shares outstanding(1):
Basic	1,516,290	1,792,029
Diluted	1,523,336	1,792,029

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net income (loss)	$7,970	$(2,689,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	153,361	98,619
Provision for credit losses	217,742	(9,433)
Depreciation and amortization	1,834,602	1,652,331
Amortization of premium and debt issuance costs	335,639	(1,883,841)
Gain on disposition	—	(1,698,228)
Gain on sale of investment	(6,026,776)	—
Deferred income taxes	(989,766)	(1,570,339)
Equity in earnings of unconsolidated affiliates	8,647	(26,198)
Change in operating assets and liabilities:
Accounts receivable	6,697,496	5,256,224
Prepaid expenses	(88,149)	809,716
Other assets	241,709	(928,464)
Accounts payable	(2,584,825)	(3,082,509)
Other liabilities	(3,884,195)	746,272
Other operating activities	39,661	(148,834)
Net cash used in operating activities	(4,036,884)	(3,474,505)
Cash flows from investing activities:
Capital expenditures	(947,724)	(800,165)
Proceeds from disposition	—	2,746,507
Proceeds from sale of investment	6,026,776	—
Net cash provided by investing activities	5,079,052	1,946,342
Cash flows from financing activities:
Purchase of treasury stock	(12,636)	(9,105)
Net cash used in financing activities	(12,636)	(9,105)
Net increase (decrease) in cash and cash equivalents	1,029,532	(1,537,268)
Cash and cash equivalents at beginning of period	26,733,921	13,772,720
Cash and cash equivalents at end of period	$27,763,453	$12,235,452
Cash paid for interest	$11,514,377	$6,592,232
Cash paid for income taxes	$84,450	$112,450

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations; therefore, the results shown on an interim basis are not necessarily indicative of results for the full year.

(2)
Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance that requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses including the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the new guidance.

In December 2023, the FASB issued guidance which requires additional disclosures primarily related to the Company's income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively. The Company is currently in the process of reviewing the new guidance.

(3)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying condensed consolidated statement of net income for the three months ended March 31, 2024. After the sale, the Company no longer holds an investment in BMI.

(4)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2024	2025
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$—	$4,295,000
Long-term debt:
8.625% secured notes due February 1, 2026	$4,295,000	$—
11.000% senior secured first lien notes due August 1, 2028	30,899,000	30,899,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	184,922,000
Unamortized premium	27,001,717	25,117,876
	$247,117,717	$240,938,876

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Prior Notes”) under an indenture dated February 2, 2021 (the “Prior Notes Indenture”). Interest on the Prior Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The

Prior Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries.

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Prior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the Tender Offer.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “New Notes Indenture”) governing its New Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Exchange Notes Indenture”) governing its Exchange Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Exchange Notes Indenture and New Notes Indenture. On the Settlement Date, the Issuer also entered into a Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Prior Notes Indenture. The New Notes Indenture and the Exchange Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

As the aggregate undiscounted future principal and interest payments under the Exchange Notes and New Notes were greater than the net carrying amount of the Prior Notes at the time of the debt restructuring, the carrying amount of the debt was not adjusted, and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The carrying amount of the debt was reduced by the fair value of the shares of our Class A Common Stock issued to holders of the Prior Notes who participated in the Exchange Offer of $2.2 million. The Company capitalized $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Prior Notes who participated in the Exchange Offer and a 3.0% participation premium paid to the holders of Prior Notes who participated in the New Notes Offer. The Company incurred $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

(5)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended March 31,
	2024	2025
Beginning balance	$148,978,635	$147,219,707
Stock-based compensation	153,361	98,619
Purchase of treasury stock	(12,636)	(9,105)
Net income (loss)	7,970	(2,689,821)
Ending balance	$149,127,330	$144,619,400

(6)
Net Revenue

Net revenue is comprised of the following:

	Three months ended March 31,
	2024	2025
Audio	$43,428,127	$38,153,370
Digital	10,952,219	10,759,095
	$54,380,346	$48,912,465

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

	December 31,	March 31,
	2024	2025
Deferred revenue	$3,794,481	$4,149,959

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

	December 31,	March 31,
	2024	2025
Trade sales receivable	$1,001,270	$1,157,194
Trade sales payable	479,613	486,492

	Three months ended March 31,
	2024	2025
Trade sales revenue	$1,264,463	$1,223,753

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

A summary of restricted stock unit activity is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2025	76,215	$15.00
Granted	5,314	9.41
Vested	(3,403)	39.43
Forfeited	—	—
Unvested as of March 31, 2025	78,126	$13.55

As of March 31, 2025, there was $0.8 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(8)
Income Taxes

The Company’s effective tax rate was 104% and 37% for the three months ended March 31, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(9)
Net Income (Loss) Per Share

Net income (loss) per share calculation information is as follows:

	Three months ended March 31,
	2024	2025
Net income (loss)	$7,970	$(2,689,821)
Weighted-average shares outstanding(1):
Basic	1,516,290	1,792,029
Effect of dilutive restricted stock units	7,046	—
Diluted	1,523,336	1,792,029
Net income (loss) per Class A and Class B common share – basic and diluted(1)	$0.01	$(1.50)

(1) Weighted-average shares outstanding used in the computation of basic and diluted net income attributable to BBGI stockholders per Class A and Class B common share as of March 31, 2024 have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024.

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 10,620 for the three months ended March 31, 2025.

(10)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company's Notes, based on available market information, was $136.5 million and $118.2 million as of December 31, 2024 and March 31, 2025, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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

Reportable segment information for the three months ended March 31, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$38,153,370	$10,759,095	$—	$48,912,465
Operating expenses	36,394,976	8,846,285	—	45,241,261
Corporate expenses	—	—	4,019,462	4,019,462
Depreciation and amortization	1,493,963	31,488	126,880	1,652,331
Operating income (loss)	$264,431	$1,881,322	$(4,146,342)	$(2,000,589)

	Audio	Digital	Corporate	Total
Capital expenditures	$461,592	$1,713	$336,860	$800,165

Reportable segment information for the three months ended March 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$43,428,127	$10,952,219	$—	$54,380,346
Operating expenses	38,432,912	10,808,086	—	49,240,998
Corporate expenses	—	—	4,407,832	4,407,832
Depreciation and amortization	1,596,253	52,439	185,910	1,834,602
Operating income (loss)	$3,398,962	$91,694	$(4,593,742)	$(1,103,086)

	Audio	Digital	Corporate	Total
Capital expenditures	$821,735	$—	$125,989	$947,724

Reportable segment information as of March 31, 2025 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$42,042,163	$56,987	$3,057,987	$45,157,137
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,541,544	304,076	179,663	2,025,283

Reportable segment information as of December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$44,089,751	$63,220	$2,848,007	$47,000,978
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,574,817	327,618	179,663	2,082,098

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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no additional material changes to our critical accounting estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended March 31,		Change
	2024	2025	$	%
Net revenue	$54,380,346	$48,912,465	$(5,467,881)	(10.1)%
Operating expenses	49,240,998	45,241,261	(3,999,737)	(8.1)%
Corporate expenses	4,407,832	4,019,462	(388,370)	(8.8)%
Interest expense	5,587,308	3,380,642	(2,206,666)	(39.5)%
Gain on sale of investment	6,026,776	—	(6,026,776)	—
Income tax benefit	410,230	1,567,727	1,157,497	282.2%
Net income (loss)	7,970	(2,689,821)	(2,697,791)	(33849.3)%

Results of Operations - Segments

	Three Months Ended March 31,		Change
	2024	2025	$	%
Net revenue
Audio	$43,428,127	$38,153,370	$(5,274,757)	(12.1)%
Digital	10,952,219	10,759,095	(193,124)	(1.8)%
	$54,380,346	$48,912,465	$(5,467,881)	(10.1)%
Operating expenses
Audio	$38,432,912	$36,394,976	$(2,037,936)	(5.3)%
Digital	10,808,086	8,846,285	(1,961,801)	(18.2)%
	$49,240,998	$45,241,261	$(3,999,737)	(8.1)%

Net Revenue. Net revenue decreased $5.5 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Audio revenue decreased $5.3 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in agency revenue. Digital revenue during the three months ended March 31, 2025 was comparable to the three months ended March 31, 2024.

Operating Expenses. Operating expenses decreased $4.0 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Audio operating expenses decreased $2.0 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses decreased $2.0 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to expense management in the digital segment and the closure of our digital agency, Guarantee Digital in 2024.

Corporate Expenses. Corporate expenses decreased $0.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in compensation expenses.

Interest Expense. Interest expense decreased $2.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

Gain on Sale of Investment. On March 8, 2024, we received $6.0 million related to the sale of an investment in Broadcast Music, Inc. and recorded a gain of $6.0 million.

Income Tax Benefit. Our effective tax rate was 104% and 37% for the three months ended March 31, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net loss for the three months ended March 31, 2025 was $2.7 million, compared to net income of approximately $8,000 for the three months ended March 31, 2024, as a result of the factors described above.

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

Secured Notes. On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Prior Notes”) under an indenture dated February 2, 2021 (the “Prior Notes Indenture”). Interest on the Prior Notes accrues at the rate of 8.625% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Prior Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries.

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Prior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the Tender Offer.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “New Notes Indenture”) governing its New Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Exchange Notes Indenture”) governing its Exchange Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Exchange Notes Indenture and New Notes Indenture. On the Settlement Date, the Issuer also entered into a Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Prior Notes Indenture. The New Notes Indenture and the Exchange Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

As the aggregate undiscounted future principal and interest payments under the Exchange Notes and New Notes were greater than the net carrying amount of the Prior Notes at the time of the debt restructuring, the carrying amount of the debt was not adjusted and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The carrying amount of the debt was reduced by the fair value of the shares of our Class A Common Stock issued to holders of the Prior Notes who participated in the Exchange Offer of $2.2 million. The Company capitalized approximately $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Prior Notes who participated in the Exchange Offer and a 3.0% participation premium paid to the holders of Prior Notes who participated in the New Notes Offer. The Company incurred approximately $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $9,000 to repurchase 1,220 shares during the three months ended March 31, 2025. From time to time, we may seek to repurchase, redeem or otherwise retire our Prior Notes, New Notes and Exchange Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;

•
additional borrowings or notes offerings, to the extent permitted under the Prior Notes Indenture, New Notes Indenture and Exchange Notes Indenture; and
•
additional equity offerings.

We believe we will have sufficient liquidity and capital resources to permit us to provide for our liquidity requirements and meet our financial obligations for the next 12 months and thereafter. However, poor financial results or unanticipated expenses could give rise to default under the Prior Notes Indenture, New Notes Indenture and Exchange Notes Indenture, additional debt servicing requirements or other additional financing or liquidity requirements sooner than we expect, and we may not secure financing when needed or on acceptable terms.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of March 31, 2025.

Cash Flows. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2024 and 2025 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Three Months Ended March 31,
	2024	2025
Net cash used in operating activities	$(4,036,884)	$(3,474,505)
Net cash provided by investing activities	5,079,052	1,946,342
Net cash used in financing activities	(12,636)	(9,105)
Net increase (decrease) in cash and cash equivalents	$1,029,532	$(1,537,268)

Net Cash Used In Operating Activities. Net cash used in operating activities was $3.5 million during the three months ended March 31, 2025, as compared to net cash used in operating activities of $4.0 million during the three months ended March 31, 2024. Significant factors affecting the $0.6 million decrease in net cash used in operating activities included a $3.1 million decrease in cash paid for operating expenses and a $4.9 million decrease in interest payments, partially offset by a $6.9 million decrease in cash receipts from revenue.

Net Cash Provided By Investing Activities. Net cash provided by investing activities during the three months ended March 31, 2025 included proceeds of $2.7 million from property and equipment dispositions, partially offset by payments of $0.8 million for capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $0.9 million for capital expenditures.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks affecting our Company as previously disclosed in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2025	647	$8.66	—	$—
February 1 – 28, 2025	140	$7.62	—	—
March 1 – 31, 2025	433	$5.63	—	—
Total	1,220

On March 27, 2007, our Board approved the Beasley Broadcast Group, Inc. 2007 Equity Incentive Award Plan (the “2007 Plan”). The original 10-year term of the 2007 Plan ended on March 27, 2017. Our stockholders approved an amendment to the 2007 Plan at the Annual Meeting of Stockholders on June 8, 2017 to, among other things, extend the term of the 2007 Plan until March 27, 2027. The 2007 Plan permits us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. All shares purchased during the three months ended March 31, 2025 were purchased to fund withholding taxes in connection with the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 8, 2025	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: May 8, 2025	/s/ Lauren Burrows Coleman
Name: Lauren Burrows Coleman
Title: Chief Financial Officer (principal financial and accounting officer)