Form 10-Q
period 2025-06-30
BEASLEY BROADCAST GROUP INC
filed 2025-08-13
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Class A Common Stock, $0.001 par value, 970,857 Shares Outstanding as of August 6, 2025

Class B Common Stock, $0.001 par value, 833,137 Shares Outstanding as of August 6, 2025

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,772,720	$13,723,924
Accounts receivable, less allowance for credit losses of $1,698,285 in 2024 and $1,723,043 in 2025	51,551,945	51,280,045
Prepaid expenses	3,139,678	5,255,801
Other current assets	825,794	2,479,647
Total current assets	69,290,137	72,739,417
Property and equipment, net	47,000,978	44,067,245
Operating lease right-of-use assets	33,233,714	31,395,558
FCC licenses	392,259,831	385,074,211
Other intangibles, net	2,082,098	1,968,468
Assets held for sale	—	7,316,486
Other assets	5,340,067	5,476,590
Total assets	$549,206,825	$548,037,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,037,797	$26,029,302
Operating lease liabilities	8,688,874	8,438,422
Other current liabilities	23,260,496	28,098,948
Current portion of long-term debt	—	2,795,000
Total current liabilities	52,987,167	65,361,672
Due to related parties	24,307	8,951
Long-term debt	247,117,717	239,055,035
Operating lease liabilities	31,402,424	29,929,186
Deferred tax liabilities	63,747,937	62,451,668
Other long-term liabilities	6,707,566	6,707,566
Total liabilities	401,987,118	403,514,078
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 1,152,366 issued and 957,876 outstanding in 2024; 1,170,419 issued and 970,857 outstanding in 2025	18,173	18,191
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2024 and 2025	16,662	16,662
Additional paid-in capital	156,595,835	156,771,045
Treasury stock, Class A common stock; 194,490 shares in 2024; 199,562 shares in 2025	(29,337,880)	(29,364,922)
Retained earnings	19,155,668	16,311,672
Accumulated other comprehensive income	771,249	771,249
Total stockholders' equity	147,219,707	144,523,897
Total liabilities and stockholders' equity	$549,206,825	$548,037,975

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Three Months Ended June 30,
	2024	2025
Net revenue	$60,435,657	$52,999,711
Operating expenses:
Operating expenses (including stock-based compensation of $13,679 in 2024 and $19,897 in 2025 and excluding depreciation and amortization shown separately below)	49,347,793	44,750,198
Corporate expenses (including stock-based compensation of $248,012 in 2024 and $56,712 in 2025)	3,879,771	3,769,243
Depreciation and amortization	1,832,894	1,589,014
Total operating expenses	55,060,458	50,108,455
Operating income	5,375,199	2,891,256
Non-operating income (expense):
Interest expense	(6,092,829)	(3,294,772)
Gain on repurchase of long-term debt	—	525,000
Other income, net	357,260	75,887
Income (loss) before income taxes	(360,370)	197,371
Income tax expense (benefit)	(75,986)	283,990
Loss before equity in earnings of unconsolidated affiliates	(284,384)	(86,619)
Equity in earnings of unconsolidated affiliates, net of tax	8,363	(67,556)
Net loss	(276,021)	(154,175)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.18)	$(0.09)
Weighted-average shares outstanding:
Basic and diluted	1,517,710	1,794,754

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Six Months Ended June 30,
	2024	2025
Net revenue	$114,816,003	$101,912,176
Operating expenses:
Operating expenses (including stock-based compensation of $35,917 in 2024 and $48,065 in 2025 and excluding depreciation and amortization shown separately below)	98,588,791	89,991,459
Corporate expenses (including stock-based compensation of $379,135 in 2024 and $127,163 in 2025)	8,287,603	7,788,705
Depreciation and amortization	3,667,496	3,241,345
Total operating expenses	110,543,890	101,021,509
Operating income	4,272,113	890,667
Non-operating income (expense):
Interest expense	(11,680,137)	(6,675,414)
Gain on repurchase of long-term debt	—	525,000
Gain on sale of investment	6,026,776	—
Other income, net	627,265	1,173,372
Loss before income taxes	(753,983)	(4,086,375)
Income tax benefit	(486,216)	(1,283,737)
Loss before equity in earnings of unconsolidated affiliates	(267,767)	(2,802,638)
Equity in earnings of unconsolidated affiliates, net of tax	(284)	(41,358)
Net loss	(268,051)	(2,843,996)
Net loss per Class A and Class B common share:
Basic and diluted	$(0.18)	$(1.59)
Weighted-average shares outstanding:
Basic and diluted	1,517,001	1,793,399

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(268,051)	$(2,843,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	415,052	175,228
Provision for credit losses	291,000	24,758
Depreciation and amortization	3,667,496	3,241,345
Amortization of premium and debt issuance costs	671,278	(3,767,682)
Gain on repurchase of long-term debt	—	(525,000)
Gain on disposition	—	(1,698,228)
Gain on sale of investment	(6,026,776)	—
Deferred income taxes	(1,671,970)	(1,296,269)
Equity in earnings of unconsolidated affiliates	284	41,358
Change in operating assets and liabilities:
Accounts receivable	5,957,880	247,142
Prepaid expenses	(1,480,053)	(2,116,123)
Other assets	(351,853)	(1,565,380)
Accounts payable	(561,485)	4,991,505
Other liabilities	1,656,819	4,825,927
Other operating activities	256,205	(154,508)
Net cash provided by (used in) operating activities	2,555,826	(419,923)
Cash flows from investing activities:
Capital expenditures	(1,984,851)	(1,373,338)
Proceeds from disposition	—	2,746,507
Proceeds from sale of investment	6,026,776	—
Net cash provided by investing activities	4,041,925	1,373,169
Cash flows from financing activities:
Repurchase of long-term debt	—	(975,000)
Purchase of treasury stock	(37,485)	(27,042)
Net cash used in financing activities	(37,485)	(1,002,042)
Net increase (decrease) in cash and cash equivalents	6,560,266	(48,796)
Cash and cash equivalents at beginning of period	26,733,921	13,772,720
Cash and cash equivalents at end of period	$33,294,187	$13,723,924
Cash paid for interest	$11,514,380	$6,628,990
Cash paid for income taxes	$351,975	$1,170,800

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

(3)
Disposition

On June 27, 2025, the Company entered into an agreement to sell substantially all of the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash. The sale, which is subject to FCC approval and other customary closing conditions, is expected to close during the third or fourth quarter of 2025. A summary of assets held for sale as of June 30, 2025 is as follows:

Property and equipment, net	$130,866
FCC license	7,185,620
$7,316,486

(4)
FCC Licenses

Changes in the carrying amount of Federal Communications Commission ("FCC") licenses for the six months ended June 30, 2025 are as follows:

Balance as of December 31, 2024	$392,259,831
Assets held for sale reclassification (see Note 3)	(7,185,620)
Balance as of June 30, 2025	$385,074,211

(5)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying condensed consolidated statement of net loss for the six months ended June 30, 2024. After the sale, the Company no longer holds an investment in BMI.

(6)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2024	2025
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$—	$2,795,000
Long-term debt:
8.625% secured notes due February 1, 2026	$4,295,000	$—
11.000% senior secured first lien notes due August 1, 2028	30,899,000	30,899,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	184,922,000
Unamortized premium	27,001,717	23,234,035
	$247,117,717	$239,055,035

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

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due August 1, 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Prior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the Tender Offer.

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

In the second quarter of 2025, the Company repurchased $1.5 million principal amount of the Prior Notes for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

(7)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Beginning balance	$149,127,330	$144,619,400	$148,978,635	$147,219,707
Stock-based compensation	261,691	76,609	415,052	175,228
Purchase of treasury stock	(24,849)	(17,937)	(37,485)	(27,042)
Net loss	(276,021)	(154,175)	(268,051)	(2,843,996)
Ending balance	$149,088,151	$144,523,897	$149,088,151	$144,523,897

(8)
Net Revenue

Net revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Audio	$47,430,080	$39,818,870	$90,858,207	$77,972,240
Digital	13,005,577	13,180,841	23,957,796	23,939,936
	$60,435,657	$52,999,711	$114,816,003	$101,912,176

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

	December 31,	June 30,
	2024	2025
Deferred revenue	$3,794,481	$3,989,621

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

	December 31,	June 30,
	2024	2025
Trade sales receivable	$1,001,270	$1,267,624
Trade sales payable	479,613	591,248

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Trade sales revenue	$1,211,615	$1,853,254	$2,476,078	$3,077,007

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

(9)
Stock-Based Compensation

On June 25, 2025, the Company's stockholders approved the adoption of the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan (the “2025 Plan”). The 2025 Plan, among other things, permits the Company to issue up to 300,000 shares of Class A common stock in the form of equity-based awards, including restricted stock units, shares of restricted stock and stock options, to employees, consultants and non-employee directors. The restricted stock units that will be granted under the 2025 Plan will generally vest over one to five years of service.

The 2025 Plan replaced the Beasley Broadcast Group, Inc. 2007 Equity Incentive Plan, as amended and restated (the “2007 Plan”), and no further awards will be granted under the 2007 Plan. However, the terms and conditions of the 2007 Plan will continue to govern any outstanding awards granted thereunder.

A summary of restricted stock unit activity under the 2007 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of April 1, 2025	78,126	$13.55
Granted	-	-
Vested	(14,650)	20.61
Forfeited	(3,050)	10.50
Unvested as of June 30, 2025	60,426	$11.99

As of June 30, 2025, there was $0.7 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

(10)
Income Taxes

The Company’s effective tax rate was 21% and 144% for the three months ended June 30, 2024 and 2025, respectively, and 64% and 31% for the six months ended June 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(11)
Net Loss Per Share

Net loss per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Net loss	$(276,021)	$(154,175)	$(268,051)	$(2,843,996)
Weighted-average shares outstanding(1):
Basic	1,517,710	1,794,754	1,517,001	1,793,399
Effect of dilutive restricted stock units	—	—	—	—
Diluted	1,517,710	1,794,754	1,517,001	1,793,399
Net loss per Class A and Class B common share – basic and diluted(1)	$(0.18)	$(0.09)	$(0.18)	$(1.59)

(1) Weighted-average shares outstanding used in the computation of basic and diluted net loss per Class A and Class B common share as of June 30, 2024 have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024.

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 12,014 and 2,314 for the three months ended June 30, 2024 and 2025, respectively, and 14,102 and 3,235 for the six months ended June 30, 2024 and 2025, respectively.

(12)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company's Notes, based on available market information, was $136.5 million and $104.0 million as of December 31, 2024 and June 30, 2025, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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

Reportable segment information for the three months ended June 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$39,818,870	$13,180,841	$—	$52,999,711
Operating expenses	35,095,319	9,654,879	—	44,750,198
Corporate expenses	—	—	3,769,243	3,769,243
Depreciation and amortization	1,436,332	31,488	121,194	1,589,014
Operating income (loss)	$3,287,219	$3,494,474	$(3,890,437)	$2,891,256

	Audio	Digital	Corporate	Total
Capital expenditures	$351,269	$—	$221,904	$573,173

Reportable segment information for the three months ended June 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$47,430,080	$13,005,577	$—	$60,435,657
Operating expenses	39,468,898	9,878,895	—	49,347,793
Corporate expenses	—	—	3,879,771	3,879,771
Depreciation and amortization	1,594,673	52,440	185,781	1,832,894
Operating income (loss)	$6,366,509	$3,074,242	$(4,065,552)	$5,375,199

	Audio	Digital	Corporate	Total
Capital expenditures	$841,355	$8,925	$186,847	$1,037,127

Reportable segment information for the six months ended June 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$77,972,240	$23,939,936	$—	$101,912,176
Operating expenses	71,490,295	18,501,164	—	89,991,459
Corporate expenses	—	—	7,788,705	7,788,705
Depreciation and amortization	2,930,295	62,976	248,074	3,241,345
Operating income (loss)	$3,551,650	$5,375,796	$(8,036,779)	$890,667

	Audio	Digital	Corporate	Total
Capital expenditures	$812,861	$1,713	$558,764	$1,373,338

Reportable segment information for the six months ended June 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$90,858,207	$23,957,796	$—	$114,816,003
Operating expenses	77,901,810	20,686,981	—	98,588,791
Corporate expenses	—	—	8,287,603	8,287,603
Depreciation and amortization	3,190,926	104,879	371,691	3,667,496
Operating income (loss)	$9,765,471	$3,165,936	$(8,659,294)	$4,272,113

	Audio	Digital	Corporate	Total
Capital expenditures	$1,663,090	$8,925	$312,836	$1,984,851

Reportable segment information as of June 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$40,859,507	$49,041	$3,158,697	$44,067,245
FCC licenses	385,074,211	—	—	385,074,211
Other intangibles, net	1,508,271	280,534	179,663	1,968,468
Assets held for sale	7,316,486	—	—	7,316,486

Reportable segment information as of December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$44,089,751	$63,220	$2,848,007	$47,000,978
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,574,817	327,618	179,663	2,082,098

(14)
Subsequent Events

On August 11, 2025, the Company entered into an agreement to sell substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash. On August 11, 2025, the Company also entered into an agreement to sell substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. The sales, which are subject to FCC approval and other customary closing conditions, are expected to close during the fourth quarter of 2025. The Company will no longer have operations in the Fort Myers-Naples, FL market after completion of the dispositions.

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

Recent Developments

On June 25, 2025, our stockholders approved the adoption of the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan (the “2025 Plan”). Under the 2025 Plan, we may issue up to 300,000 shares of Class A common stock in the form of equity-based awards, including restricted stock units, shares of restricted stock and stock options, to employees, consultants and non-employee directors. The restricted stock units that will be granted under the 2025 Plan will generally vest over one to five years of service. The 2025 Plan replaced the Beasley Broadcast Group, Inc. 2007 Equity Incentive Plan, as amended and restated (the “2007 Plan”), and no further awards will be granted under the 2007 Plan. However, the terms and conditions of the 2007 Plan will continue to govern any outstanding awards granted thereunder.

On June 27, 2025, we entered into an agreement to sell substantially all the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash. The sale, which is subject to FCC approval and other customary closing conditions, is expected to close during the third or fourth quarter of 2025.

On August 11, 2025, we entered into an agreement to sell substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash. On August 11, 2025, we also entered into an agreement to sell substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. The sales, which are subject to FCC approval and other customary closing conditions, are expected to close during the fourth quarter of 2025. We will no longer have operations in the Fort Myers-Naples, FL market after completion of the dispositions.

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

Forward-looking statements involve a number of risks and uncertainties, and actual results or events may differ materially from those projected or implied in those statements. Factors that could cause actual results or events to differ materially from these forward-looking statements include, but are not limited to:

•
the ability of the Company to comply with the continued listing standards of Nasdaq, remain listing on Nasdaq and make periodic filings with the Securities and Exchange Commission (“SEC”);
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
•
actions by the Federal Communications Commission (“FCC”) or new legislation affecting the audio industry;
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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2025.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended June 30,		Change
	2024	2025	$	%
Net revenue	$60,435,657	$52,999,711	$(7,435,946)	(12.3)%
Operating expenses	49,347,793	44,750,198	(4,597,595)	(9.3)%
Corporate expenses	3,879,771	3,769,243	(110,528)	(2.8)%
Interest expense	6,092,829	3,294,772	(2,798,057)	(45.9)%
Gain on repurchase of long-term debt	—	525,000	525,000	—
Income tax expense (benefit)	(75,986)	283,990	359,976	(473.7)%
Net loss	276,021	154,175	(121,846)	(44.1)%

Results of Operations - Segments

	Three Months Ended June 30,		Change
	2024	2025	$	%
Net revenue
Audio	$47,430,080	$39,818,870	$(7,611,210)	(16.0)%
Digital	13,005,577	13,180,841	175,264	1.3%
	$60,435,657	$52,999,711	$(7,435,946)	(12.3)%
Operating expenses
Audio	$39,468,898	$35,095,319	$(4,373,579)	(11.1)%
Digital	9,878,895	9,654,879	(224,016)	(2.3)%
	$49,347,793	$44,750,198	$(4,597,595)	(9.3)%

Net Revenue. Net revenue decreased $7.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Audio revenue decreased $7.6 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in agency revenue. Digital revenue during the three months ended June 30, 2025 was comparable to the three months ended June 30, 2024.

Operating Expenses. Operating expenses decreased $4.6 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Audio operating expenses decreased $4.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses during the three months ended June 30, 2025 were comparable to the three months ended June 30, 2024.

Corporate Expenses. Corporate expenses during the three months ended June 30, 2025 were comparable to the three months ended June 30, 2024.

Interest Expense. Interest expense decreased $2.8 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

Gain on Repurchase of Long-Term Debt. In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes (as defined below) for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

Income Tax Expense (Benefit). Our effective tax rate was 21% and 144% for the three months ended June 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended June 30, 2025 was $0.2 million compared to a net loss of $0.3 million for the three months ended June 30, 2024, as a result of the factors described above.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Six Months Ended June 30,		Change
	2024	2025	$	%
Net revenue	$114,816,003	$101,912,176	$(12,903,827)	(11.2)%
Operating expenses	98,588,791	89,991,459	(8,597,332)	(8.7)%
Corporate expenses	8,287,603	7,788,705	(498,898)	(6.0)%
Interest expense	11,680,137	6,675,414	(5,004,723)	(42.8)%
Gain on repurchase of long-term debt	—	525,000	525,000	—
Gain on sale of investment	6,026,776	—	(6,026,776)	(100.0)%
Income tax benefit	486,216	1,283,737	797,521	164.0%
Net loss	268,051	2,843,996	2,575,945	961.0%

Results of Operations - Segments

	Six Months Ended June 30,		Change
	2024	2025	$	%
Net revenue
Audio	$90,858,207	$77,972,240	$(12,885,967)	(14.2)%
Digital	23,957,796	23,939,936	(17,860)	(0.1)%
	$114,816,003	$101,912,176	$(12,903,827)	(11.2)%
Operating expenses
Audio	$77,901,810	$71,490,295	$(6,411,515)	(8.2)%
Digital	20,686,981	18,501,164	(2,185,817)	(10.6)%
	$98,588,791	$89,991,459	$(8,597,332)	(8.7)%

Net Revenue. Net revenue decreased $12.9 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Audio revenue decreased $12.9 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in agency revenue. Digital revenue during the six months ended June 30, 2025 was comparable to the six months ended June 30, 2024.

Operating Expenses. Operating expenses decreased $8.6 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Audio operating expenses decreased $6.4 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses decreased $2.2 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to expense management in the digital segment and the closure of our digital agency, Guarantee Digital in 2024.

Corporate Expenses. Corporate expenses decreased $0.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in compensation expenses.

Interest Expense. Interest expense decreased $5.0 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

Gain on Repurchase of Long-Term Debt. In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

Gain on Sale of Investment. On March 8, 2024, we received $6.0 million related to the sale of an investment in Broadcast Music, Inc. and recorded a gain of $6.0 million.

Income Tax Benefit. Our effective tax rate was 64% and 31% for the six months ended June 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the six months ended June 30, 2025 was $2.8 million compared to a net loss of $0.3 million for the six months ended June 30, 2024, as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and cash on hand. In addition, as noted in “Recent Developments” above, we expect to receive an aggregate of $26.0 million in the second half of 2025 in connection with certain asset sales. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

Our Board of Directors ("Board") has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.

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

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due August 1, 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Prior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the Tender Offer.

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

In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $27,000 to repurchase 5,072 shares during the six months ended June 30, 2025. From time to time, we may seek to repurchase, redeem or otherwise retire our Prior Notes, New Notes and Exchange Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of June 30, 2025.

Cash Flows. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2024 and 2025 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Six Months Ended June 30,
	2024	2025
Net cash provided by (used in) operating activities	$2,555,826	$(419,923)
Net cash provided by investing activities	4,041,925	1,373,169
Net cash used in financing activities	(37,485)	(1,002,042)
Net increase (decrease) in cash and cash equivalents	$6,560,266	$(48,796)

Net Cash Provided By (Used In) Operating Activities. Net cash used in operating activities was $3.1 million during the six months ended June 30, 2025, as compared to net cash provided by operating activities of $2.6 million during the six months ended June 30, 2024. Significant factors affecting the $3.0 million increase in net cash used in operating activities included a $19.2 million decrease in cash receipts from revenue and a $0.8 million increase in cash paid for income taxes, partially offset by a $13.1 million decrease in cash paid for operating expenses and a $4.9 million decrease in interest payments.

Net Cash Provided By Investing Activities. Net cash provided by investing activities during the six months ended June 30, 2025 included proceeds of $2.7 million from property and equipment dispositions, partially offset by payments of $1.4 million for capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $2.0 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2025 included Prior Notes repurchases of $1.0 million.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

On June 25, 2025, our stockholders approved the adoption of the 2025 Plan, which replaced the 2007 Plan. The 2025 Plan and the 2007 Plan, as applicable, permit us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. The following table presents information with respect to purchases we made of our Class A common stock under the 2007 Plan during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 – 30, 2025	650	$5.96	—	$—
May 1 – 31, 2025	492	$6.00	—	—
June 1 – 30, 2025	2,710	$4.10	—	—
Total	3,852

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*

Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2025).

10.2*	Form of Director Restricted Stock Unit Agreement for use under the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 13, 2025	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer)

Dated: August 13, 2025	/s/ Lauren Burrows Coleman
Name: Lauren Burrows Coleman
Title: Chief Financial Officer (principal financial and accounting officer)