Form 10-Q
period 2025-09-30
BEASLEY BROADCAST GROUP INC
filed 2025-11-10
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Class A Common Stock, $0.001 par value, 970,857 Shares Outstanding as of November 3, 2025

Class B Common Stock, $0.001 par value, 833,137 Shares Outstanding as of November 3, 2025

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,772,720	$14,336,639
Accounts receivable, less allowance for credit losses of $1,698,285 in 2024 and $2,125,531 in 2025	51,551,945	47,830,667
Prepaid expenses	3,139,678	5,037,242
Other current assets	825,794	2,231,375
Total current assets	69,290,137	69,435,923
Property and equipment, net	47,000,978	43,774,996
Operating lease right-of-use assets	33,233,714	28,587,882
FCC licenses	392,259,831	379,526,349
Other intangibles, net	2,082,098	1,446,174
Assets held for sale	—	6,183,987
Other assets	5,340,067	5,615,981
Total assets	$549,206,825	$534,571,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,037,797	$22,355,470
Operating lease liabilities	8,688,874	7,870,465
Other current liabilities	23,260,496	27,348,598
Current portion of long-term debt	—	2,795,000
Total current liabilities	52,987,167	60,369,533
Due to related parties	24,307	1,273
Long-term debt	247,117,717	237,171,194
Operating lease liabilities	31,402,424	27,512,529
Deferred tax liabilities	63,747,937	61,789,824
Other long-term liabilities	6,707,566	6,707,566
Total liabilities	401,987,118	393,551,919
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 1,152,366 issued and 957,876 outstanding in 2024; 1,170,419 issued and 970,857 outstanding in 2025	18,173	18,191
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2024 and 2025	16,662	16,662
Additional paid-in capital	156,595,835	156,823,224
Treasury stock, Class A common stock; 194,490 shares in 2024; 199,562 shares in 2025	(29,337,880)	(29,364,922)
Retained earnings	19,155,668	12,754,969
Accumulated other comprehensive income	771,249	771,249
Total stockholders' equity	147,219,707	141,019,373
Total liabilities and stockholders' equity	$549,206,825	$534,571,292

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Three Months Ended September 30,
	2024	2025
Net revenue	$58,190,116	$50,977,046
Operating expenses:
Operating expenses (including stock-based compensation of $19,995 in 2024 and $21,967 in 2025 and excluding depreciation and amortization shown separately below)	49,946,133	46,084,806
Corporate expenses (including stock-based compensation of $338,211 in 2024 and $30,212 in 2025)	4,296,615	2,161,204
Depreciation and amortization	1,788,126	1,530,090
Goodwill impairment loss	922,000	—
Other operating expenses	—	1,737,622
Total operating expenses	56,952,874	51,513,722
Operating income (loss)	1,237,242	(536,676)
Non-operating income (expense):
Interest expense	(6,092,820)	(3,279,031)
Other expense, net	(75,120)	(108,078)
Loss before income taxes	(4,930,698)	(3,923,785)
Income tax benefit	(1,309,803)	(315,153)
Loss before equity in earnings of unconsolidated affiliates	(3,620,895)	(3,608,632)
Equity in earnings of unconsolidated affiliates, net of tax	60,320	51,929
Net loss	(3,560,575)	(3,556,703)
Net loss per Class A and Class B common share:
Basic and diluted	$(2.33)	$(1.97)
Weighted-average shares outstanding:
Basic and diluted	1,529,521	1,804,027

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2025
Net revenue	$173,006,119	$152,889,222
Operating expenses:
Operating expenses (including stock-based compensation of $55,912 in 2024 and $70,032 in 2025 and excluding depreciation and amortization shown separately below)	148,534,924	136,076,265
Corporate expenses (including stock-based compensation of $717,346 in 2024 and $157,375 in 2025)	12,584,218	9,949,909
Depreciation and amortization	5,455,622	4,771,435
Goodwill impairment loss	922,000	—
Other operating expenses	—	1,737,622
Total operating expenses	167,496,764	152,535,231
Operating income	5,509,355	353,991
Non-operating income (expense):
Interest expense	(17,772,957)	(9,954,445)
Gain on repurchase of long-term debt	—	525,000
Gain on sale of investment	6,026,776	—
Other income, net	552,145	1,065,294
Loss before income taxes	(5,684,681)	(8,010,160)
Income tax benefit	(1,796,019)	(1,598,890)
Loss before equity in earnings of unconsolidated affiliates	(3,888,662)	(6,411,270)
Equity in earnings of unconsolidated affiliates, net of tax	60,036	10,571
Net loss	(3,828,626)	(6,400,699)
Net loss per Class A and Class B common share:
Basic and diluted	$(2.52)	$(3.56)
Weighted-average shares outstanding:
Basic and diluted	1,521,204	1,796,981

See accompanying notes to condensed consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(3,828,626)	$(6,400,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	773,258	227,407
Provision for credit losses	742,185	1,476,740
Depreciation and amortization	5,455,622	4,771,435
FCC license termination loss	—	356,162
Gain on dispositions	—	(2,116,709)
Goodwill impairment loss	922,000	—
Amortization of premium and debt issuance costs	1,006,916	(5,651,523)
Gain on repurchase of long-term debt	—	(525,000)
Gain on sale of investment	(6,026,776)	—
Deferred income taxes	(3,253,871)	(1,958,113)
Equity in earnings of unconsolidated affiliates	(60,036)	(10,571)
Change in operating assets and liabilities:
Accounts receivable	3,570,476	2,244,538
Prepaid expenses	(4,395,972)	(1,897,564)
Other assets	(3,939,082)	(1,615,493)
Accounts payable	4,838,615	1,317,673
Other liabilities	1,120,813	3,992,905
Other operating activities	833,136	476,401
Net cash used in operating activities	(2,241,342)	(5,312,411)
Cash flows from investing activities:
Capital expenditures	(2,627,040)	(3,594,841)
Proceeds from dispositions	—	10,473,213
Proceeds from sale of investment	6,026,776	—
Net cash provided by investing activities	3,399,736	6,878,372
Cash flows from financing activities:
Repurchase of long-term debt	—	(975,000)
Purchase of treasury stock	(90,136)	(27,042)
Net cash used in financing activities	(90,136)	(1,002,042)
Net increase in cash and cash equivalents	1,068,258	563,919
Cash and cash equivalents at beginning of period	26,733,921	13,772,720
Cash and cash equivalents at end of period	$27,802,179	$14,336,639
Cash paid for interest	$23,028,749	$16,955,280
Cash paid for income taxes	$351,975	$1,170,800

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

(2)
Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued guidance that provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the new guidance to have a significant impact on the financial statements.

In November 2024, the FASB issued guidance that requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses including the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the new guidance.

In December 2023, the FASB issued guidance which requires additional disclosures primarily related to the Company's income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively. The Company will adopt the new guidance for the annual reporting period ending December 31, 2025 and does not expect a significant impact on the financial statements.

(3)
Dispositions

On August 11, 2025, the Company entered into an agreement to sell substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash. On August 11, 2025, the Company also entered into an agreement to sell substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. The sales, which are subject to FCC approval and other customary closing conditions, are expected to close during the first quarter of 2026. No impairment loss was recorded based on the fair value of the assets held for sale and the Company expects to record a gain when the dispositions are completed. The Company will no longer have operations in the Fort Myers-Naples, FL market after completion of the dispositions. A summary of assets held for sale as of September 30, 2025 is as follows:

Property and equipment, net	$992,287
FCC licenses	5,191,700
$6,183,987

In addition, the Company has lease agreements in Fort Myers, FL with operating lease right-of-use assets of $1.3 million and operating lease liabilities of $1.8 million which are expected to transfer to the buyers upon completion of the dispositions.

On September 29, 2025, the Company completed the sale of substantially all of the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash. The Company recorded a gain on disposition of $0.4 million during the third quarter of 2025.

(4)
FCC Licenses

Changes in the carrying amount of Federal Communications Commission ("FCC") licenses for the nine months ended September 30, 2025 are as follows:

Balance as of December 31, 2024	$392,259,831
Dispositions (see Note 3)	(7,185,620)
Assets held for sale reclassification (see Note 3)	(5,191,700)
License termination	(356,162)
Balance as of September 30, 2025	$379,526,349

On September 29, 2025, the 12-month silent period for WGUS-FM in Augusta, GA expired, and the FCC license was terminated.
The termination resulted in a loss of $0.4 million.

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

(6)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	September 30,
	2024	2025
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$—	$2,795,000
Long-term debt:
8.625% secured notes due February 1, 2026	$4,295,000	$—
11.000% senior secured first lien notes due August 1, 2028	30,899,000	30,899,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	184,922,000
Unamortized premium	27,001,717	21,350,194
	$247,117,717	$237,171,194

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

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Exchange Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Exchange Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due August 1, 2028 (the “New Notes,” and such offering, the “New Notes Offer”) to holders of Prior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the New Notes not otherwise subscribed for. The Company used the proceeds from the New Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the Tender Offer. Interest on the 11.000% Senior Secured First Lien notes and the 9.200% Senior Secured Second Lien notes is payable semiannually in arrears on February 1 and August 1 of each year.

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

(7)
Stockholders’ Equity

The changes in stockholders’ equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Beginning balance	$149,088,151	$144,523,897	$148,978,635	$147,219,707
Stock-based compensation	358,206	52,179	773,258	227,407
Purchase of treasury stock	(52,651)	—	(90,136)	(27,042)
Net loss	(3,560,575)	(3,556,703)	(3,828,626)	(6,400,699)
Ending balance	$145,833,131	$141,019,373	$145,833,131	$141,019,373

(8)
Net Revenue

Net revenue is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Audio	$46,889,920	$38,030,320	$137,748,127	$116,002,560
Digital	11,300,196	12,946,726	35,257,992	36,886,662
	$58,190,116	$50,977,046	$173,006,119	$152,889,222

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

	December 31,	September 30,
	2024	2025
Deferred revenue	$3,794,481	$4,336,008

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

	December 31,	September 30,
	2024	2025
Trade sales receivable	$1,001,270	$1,056,701
Trade sales payable	479,613	489,304

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Trade sales revenue	$1,680,660	$1,189,052	$4,156,738	$4,266,059

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

A summary of restricted stock unit activity under the 2007 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of July 1, 2025	60,426	$11.99
Vested	-	-
Forfeited	(3,187)	13.65
Unvested as of September 30, 2025	57,239	$11.90

As of September 30, 2025, there was $0.6 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

(10)
Commitments and Contingencies

On August 19, 2025, the Radio Music Licensing Committee (RMLC) announced that they had entered into settlement agreements with American Society of Composers, Authors, and Publishers (ASCAP) and Broadcast Music, Inc (BMI) concerning licensing arrangements. The settlements established final license fee rates which apply retrospectively for the period January 1, 2022 through December 31, 2029. The rate increase results in additional royalties to be paid by the Company to ASCAP and BMI for periods dating back to January 1, 2022. At September 30, 2025, the Company determined that the loss related to the ASCAP settlement is probable and recorded an accrual of $1.5 million in the Other Operating Expenses in the Condensed Consolidated Statements of Operations.

With respect to BMI, the Company expects to pay additional royalties for the periods from 2022 through 2024. The Company has not accrued any amount as of September 30, 2025, because the information necessary to reasonably estimate the additional royalties payable under the BMI settlement has not yet been provided to the Company. Accordingly, a reasonable estimate of the loss or range of loss cannot be made at this time. It is at least reasonably possible that a change in the estimate will occur in the near term once BMI provides the required data and final settlement details. Any adjustments could materially affect the amount recognized in future periods once additional information becomes available.

(11)
Income Taxes

The Company’s effective tax rate was 27% and 8% for the three months ended September 30, 2024 and 2025, respectively, and 32% and 20% for the nine months ended September 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

(12)
Net Loss Per Share

Net loss per share calculation information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Net loss	$(3,560,575)	$(3,556,703)	$(3,828,626)	$(6,400,699)
Weighted-average shares outstanding(1):
Basic	1,529,521	1,804,027	1,521,204	1,796,981
Effect of dilutive restricted stock units	—	—	—	—
Diluted	1,529,521	1,804,027	1,521,204	1,796,981
Net loss per Class A and Class B common share – basic and diluted(1)	$(2.33)	$(1.97)	$(2.52)	$(3.56)

(1) Weighted-average shares outstanding used in the computation of basic and diluted net loss per Class A and Class B common share as of September 30, 2024 have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024.

The Company excluded the effect of restricted stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 18,379 and 5,082 for the three months ended September 30, 2024 and 2025, respectively, and 23,588 and 5,339 for the nine months ended September 30, 2024 and 2025, respectively.

(13)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company's Notes, based on available market information, was $136.5 million and $104.8 million as of December 31, 2024 and September 30, 2025, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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

Reportable segment information for the three months ended September 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$38,030,320	$12,946,726	$—	$50,977,046
Operating expenses	35,863,262	10,221,544	—	46,084,806
Corporate expenses	—	—	2,161,204	2,161,204
Depreciation and amortization	1,400,601	14,419	115,070	1,530,090
Other operating expenses	1,737,622	—	—	1,737,622
Operating income (loss)	$(971,165)	$2,710,763	$(2,276,274)	$(536,676)

	Audio	Digital	Corporate	Total
Capital expenditures	$899,023	$(1,713)	$1,324,193	$2,221,503

Reportable segment information for the three months ended September 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$46,889,920	$11,300,196	$—	$58,190,116
Operating expenses	39,516,786	10,429,347	—	49,946,133
Corporate expenses	—	—	4,296,615	4,296,615
Depreciation and amortization	1,566,575	36,801	184,750	1,788,126
Goodwill impairment loss	—	922,000	—	922,000
Operating income (loss)	$5,806,559	$(87,952)	$(4,481,365)	$1,237,242

	Audio	Digital	Corporate	Total
Capital expenditures	$417,497	$(8,925)	$233,617	$642,189

Reportable segment information for the nine months ended September 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$116,002,560	$36,886,662	$—	$152,889,222
Operating expenses	107,353,557	28,722,708	—	136,076,265
Corporate expenses	—	—	9,949,909	9,949,909
Depreciation and amortization	4,330,896	77,395	363,144	4,771,435
Other operating expenses	1,737,622	—	—	1,737,622
Operating income (loss)	$2,580,485	$8,086,559	$(10,313,053)	$353,991

	Audio	Digital	Corporate	Total
Capital expenditures	$1,711,884	$—	$1,882,957	$3,594,841

Reportable segment information for the nine months ended September 30, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$137,748,127	$35,257,992	$—	$173,006,119
Operating expenses	117,418,596	31,116,328	—	148,534,924
Corporate expenses	—	—	12,584,218	12,584,218
Depreciation and amortization	4,757,501	141,680	556,441	5,455,622
Goodwill impairment loss	—	922,000	—	922,000
Operating income (loss)	$15,572,030	$3,077,984	$(13,140,659)	$5,509,355

	Audio	Digital	Corporate	Total
Capital expenditures	$2,080,587	$—	$546,453	$2,627,040

Reportable segment information as of September 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$39,407,176	$—	$4,367,820	$43,774,996
FCC licenses	379,526,349	—	—	379,526,349
Other intangibles, net	1,446,174	—	—	1,446,174
Assets held for sale	6,183,987	—	—	6,183,987

Reportable segment information as of December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$44,089,751	$63,220	$2,848,007	$47,000,978
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,574,817	327,618	179,663	2,082,098

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

Recent Developments

On September 29, 2025, we completed the sale of substantially all of the assets used in the operations of WPBB-FM in
Tampa, FL to a third party for $8.0 million in cash. We recorded a gain on disposition of $0.4 million during the third quarter of 2025.

On August 11, 2025, we entered into an agreement to sell substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash. On August 11, 2025, we also entered into an agreement to sell substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. The sales, which are subject to FCC approval and other customary closing conditions, are expected to close during the first quarter of 2026. We will no longer have operations in the Fort Myers-Naples, FL market after completion of the dispositions.

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
•
the fact that the Company is controlled by the Beasley family, which creates difficulties for any attempt to gain control of the Company; and
•
other economic, business, competitive, and regulatory factors, such as the ongoing U.S. government shutdown, affecting the businesses of the Company, including those set forth in the Company’s filings with the SEC.

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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no additional material changes to our critical accounting estimates during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended September 30,		Change
	2024	2025	$	%
Net revenue	$58,190,116	$50,977,046	$(7,213,070)	(12.4)%
Operating expenses	49,946,133	46,084,806	(3,861,327)	(7.7)%
Corporate expenses	4,296,615	2,161,204	(2,135,411)	(49.7)%
Other operating expenses	—	1,737,622	1,737,622	—
Interest expense	6,092,820	3,279,031	(2,813,789)	(46.2)%
Income tax benefit	1,309,803	315,153	(994,650)	(75.9)%
Net loss	3,560,575	3,556,703	(3,872)	(0.1)%

Results of Operations - Segments

	Three Months Ended September 30,		Change
	2024	2025	$	%
Net revenue
Audio	$46,889,920	$38,030,320	$(8,859,600)	(18.9)%
Digital	11,300,196	12,946,726	1,646,530	14.6%
	$58,190,116	$50,977,046	$(7,213,070)	(12.4)%
Operating expenses
Audio	$39,516,786	$35,863,262	$(3,653,524)	(9.2)%
Digital	10,429,347	10,221,544	(207,803)	(2.0)%
	$49,946,133	$46,084,806	$(3,861,327)	(7.7)%

Net Revenue. Net revenue decreased $7.2 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Audio revenue decreased $8.9 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue partially due to a decrease in political advertising. Digital revenue increased $1.6 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $3.9 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Audio operating expenses decreased $3.7 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses during the three months ended September 30, 2025 were comparable to the three months ended September 30, 2024.

Corporate Expenses. Corporate expenses decreased $2.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to a decrease in compensation and contract services.

Other Operating Expenses. Other operating expenses consist primarily of increased royalties of $1.5 million to be paid under a settlement agreement between the American Society of Composers, Authors, and Publishers (ASCAP) and the Radio Music License Committee (RMLC) for the period from 2022 to 2024.

Interest Expense. Interest expense decreased $2.8 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

Income Tax Benefit. Our effective tax rate was 27% and 8% for the three months ended September 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the three months ended September 30, 2025 was $3.6 million compared to a net loss of $3.6 million for the three months ended September 30, 2024, as a result of the factors described above.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Nine Months Ended September 30,		Change
	2024	2025	$	%
Net revenue	$173,006,119	$152,889,222	$(20,116,897)	(11.6)%
Operating expenses	148,534,924	136,076,265	(12,458,659)	(8.4)%
Corporate expenses	12,584,218	9,949,909	(2,634,309)	(20.9)%
Other operating expenses	—	1,737,622	1,737,622	—
Interest expense	17,772,957	9,954,445	(7,818,512)	(44.0)%
Gain on repurchase of long-term debt	—	525,000	525,000	—
Gain on sale of investment	6,026,776	—	(6,026,776)	(100.0)%
Income tax benefit	1,796,019	1,598,890	(197,129)	(11.0)%
Net loss	3,828,626	6,400,699	2,572,073	67.2%

Results of Operations - Segments

	Nine Months Ended September 30,		Change
	2024	2025	$	%
Net revenue
Audio	$137,748,127	$116,002,560	$(21,745,567)	(15.8)%
Digital	35,257,992	36,886,662	1,628,670	4.6%
	$173,006,119	$152,889,222	$(20,116,897)	(11.6)%
Operating expenses
Audio	$117,418,596	$107,353,557	$(10,065,039)	(8.6)%
Digital	31,116,328	28,722,708	(2,393,620)	(7.7)%
	$148,534,924	$136,076,265	$(12,458,659)	(8.4)%

Net Revenue. Net revenue decreased $20.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Audio revenue decreased $21.7 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue partially due to a decrease in political advertising. Digital revenue increased $1.6 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $12.5 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Audio operating expenses decreased $10.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses decreased $2.4 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to expense management in the digital segment.

Corporate Expenses. Corporate expenses decreased $2.6 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a decrease in compensation and contract expenses, partially offset by an increase in corporate expenses allocated to operating expenses.

Other Operating Expenses. Other operating expenses consist primarily of increased royalties of $1.5 million to be paid under a settlement agreement between the American Society of Composers, Authors, and Publishers (ASCAP) and the Radio Music License Committee (RMLC) for the period from 2022 to 2024.

Interest Expense. Interest expense decreased $7.8 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

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

Income Tax Benefit. Our effective tax rate was 32% and 20% for the nine months ended September 30, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the nine months ended September 30, 2025 was $6.4 million compared to a net loss of $3.8 million for the nine months ended September 30, 2024, as a result of the factors described above.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are internally generated cash flow and cash on hand. In addition, as noted in “Recent Developments” above, we expect to receive an aggregate of $18.0 million in the first quarter of 2026 in connection with certain asset sales. Our primary liquidity needs have been, and for the next twelve months and thereafter are expected to continue to be, for working capital, debt service, and other general corporate purposes, including capital expenditures and station acquisitions. Historically, our capital expenditures have not been significant. In addition to property and equipment associated with station acquisitions, our capital expenditures have generally been, and are expected to continue to be, related to the maintenance of our office and studio space, the maintenance of our towers and equipment, and digital products and information technology. We have also purchased or constructed office and studio space in some of our markets to facilitate the consolidation of our operations.

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

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $27,000 to repurchase 5,072 shares during the nine months ended September 30, 2025. From time to time, we may seek to repurchase, redeem or otherwise retire our Prior Notes, New Notes and Exchange Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of September 30, 2025.

Cash Flows. The following summary table presents a comparison of our cash flows for the nine months ended September 30, 2024 and 2025 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Nine Months Ended September 30,
	2024	2025
Net cash used in operating activities	$(2,241,342)	$(5,312,411)
Net cash provided by investing activities	3,399,736	6,878,372
Net cash used in financing activities	(90,136)	(1,002,042)
Net increase in cash and cash equivalents	$1,068,258	$563,919

Net Cash Used In Operating Activities. Net cash used in operating activities was $5.3 million during the nine months ended September 30, 2025, as compared to net cash used in operating activities of $2.2 million during the nine months ended September 30, 2024. Significant factors affecting the $3.1 million increase in net cash used in operating activities included a $21.6 million decrease in cash receipts from revenue and an $0.8 million increase in cash paid for income taxes, partially offset by a $12.4 million decrease in cash paid for operating expenses, a $6.1 million decrease in interest payments, and a $2.1 million decrease in cash paid for corporate expenses.

Net Cash Provided By Investing Activities. Net cash provided by investing activities during the nine months ended September 30, 2025 included proceeds of $10.5 million from property and equipment dispositions, partially offset by payments of $3.6 million for capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2024 included proceeds of $6.0 million from the sale of an investment, partially offset by payments of $2.6 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2025 included Prior Notes repurchases of $1.0 million.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

On June 25, 2025, our stockholders approved the adoption of the 2025 Plan, which replaced the 2007 Plan. The 2025 Plan and the 2007 Plan, as applicable, permit us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. There were no purchases of our Class A common stock under the 2007 Plan or 2025 Plan during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (17 CFR 240.15d-14(a)).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

BEASLEY BROADCAST GROUP, INC.

Dated: November 10, 2025	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer and principal financial officer)

Dated: November 10, 2025	/s/ Shaun Greening
Name: Shaun Greening
Title: Chief Accounting Officer (principal accounting officer)