Form 10-K
period 2025-12-31
BEASLEY BROADCAST GROUP INC
filed 2026-04-08
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $2,806,865 based on the number of shares outstanding as of such date and the closing price of $4.15 on NASDAQ’s National Market System on such date, the last business day of our most recently completed second fiscal quarter.

Class A Common Stock, $.001 par value, 973,170 Shares Outstanding as of April 1, 2026

Class B Common Stock, $.001 par value, 833,137 Shares Outstanding as of April 1, 2026

Documents Incorporated by Reference

Certain information in the registrant’s Definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Stockholders, is incorporated by reference in Part III of this report.

BEASLEY BROADCAST GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Strategy

We seek to secure and maintain a leadership position in the markets we serve by developing high quality local content, through our audio and digital platforms, including events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. We operate our stations in clusters to capture a variety of demographic listener groups, which we believe enhances our stations’ appeal to a wide range of advertisers. Current rules and regulations of the Federal Communications Commission (“FCC”) do not permit us to add more AM or FM stations to our Philadelphia, PA market cluster, or more FM stations to our Augusta, GA, Boston, MA, Charlotte, NC, Fayetteville, NC, and Las Vegas, NV market clusters.

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

The FCC also permits AM and FM radio stations to operate FM translators and FM stations to operate FM booster stations. These are low power secondary stations that retransmit the programming of a primary radio station to portions of the station’s service area that the primary signal does not reach because of distance or terrain barriers. Boosters operate on the same frequency as the station being retransmitted and translators operate on a different frequency. The FCC permits FM booster stations to originate content that is different from the programming on a primary station for up to three minutes per hour. Stations can set up specific areas or zones with a different booster for each zone to allow the boosters to provide geo-targeted content to specific portions of a station’s service area.

Several of our AM stations operate FM translators. Since translators are secondary to full power stations, it is possible that translators we operate could be displaced by full power stations. Full power stations may bring an interference complaint if they experience interference from a translator in an area that is inside the full power station’s 45 dBu contour.

Rules to allow AM stations to voluntarily convert to all-digital operations became effective in 2021.

Low power FM (“LPFM”) stations operate in the existing FM radio band with a maximum operating power of 100 watts. FCC regulations regarding eligibility for and licensing of low power FM radio stations have expanded licensing opportunities for LPFM stations. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners. In April 2020, the FCC adopted an Order revising technical rules applicable to LPFM stations to provide LPFM licensees with more flexibility, including allowing the use of FM boosters. In December 2023, the FCC allowed applicants seeking to operate new LPFM stations to file applications, and has subsequently granted at least 635 of these applications.

Rules and Regulations Regarding Indecency and Sponsorship ID. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. Broadcasters’ risk of violating the prohibition on the broadcast of indecent material is increased by the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum permitted fine for an indecency violation is $508,373 per incident and $4,692,668 for any continuing violation arising from a single act or failure to act. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases. We cannot predict whether Congress will consider or adopt further legislation in this area.

FCC regulations require a radio station to include an on-air announcement that identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In February 2025, the FCC issued an Enforcement Advisory reminding radio broadcasters that manipulating airplay based on an artist's willingness to participate in station promotions or events is illegal unless stations broadcast appropriate sponsorship identification announcements. The FCC has adopted rules that require broadcast stations to disclose when foreign governmental entities have paid a station, directly or indirectly, to broadcast programming under a lease time agreement. Radio stations are required to take certain actions to determine if an entity leasing airtime from the station is covered by the new rules. Under rules that have been adopted but will not become effective until at least June 2026, licensees must obtain from entities that lease airtime on a station either a written certification using a certification template provided by the FCC or screenshots of certain governmental websites for foreign media outlets showing that the lessee is not listed on the websites. The FCC has clarified that the rules will apply not only to leases of programming time, but also to issue advertisements and paid public service announcements.

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

Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own, directly or by attribution, in a single market, and the combination of radio stations, television stations and newspapers that any entity can own, directly or by attribution, in a single market. Digital radio channels authorized for AM and FM stations do not count as separate “stations” for purposes of the ownership limits. The radio multiple ownership rules may preclude us from acquiring certain radio stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling radio stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other radio stations. The FCC’s ownership rules that are currently in effect and apply to our broadcast holdings are briefly summarized below.

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

Foreign Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation organized under the laws of a foreign country or of which more than 20% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast licensee may be granted or held by such an entity. The FCC reviews situations in which foreigners own more than 25% of a holding company of an entity that holds a broadcast license on a case by case basis. Entities seeking such review are required to request the FCC to issue a declaratory ruling permitting the proposed foreign ownership. In acting upon such requests, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and other policy issues. The rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits. The FCC’s rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed foreign investor to own up to 100% of the controlling parent entity and for a non-controlling foreign investor identified in the request to increase its equity and/or voting interest in a parent entity at a future time up to 49.9 percent. The FCC has adopted rules to streamline the timeline for the required review of these requests by Executive Branch agencies and to require licensees to respond to a standardized set of national security and law enforcement questions. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors (the "Board") to enforce these prohibitions.

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

Quadrennial Review of Ownership Rules. The FCC is required to review quadrennially the media ownership rules and determine if the rules remain necessary in the public interest as a result of competition. After a protracted legal battle, the FCC's 2017 elimination of the newspaper-broadcast and radio-television cross-ownership rules, and certain changes to the local television ownership rule became effective in June 2021. In December 2023, the FCC issued an Order in the 2018 quadrennial review concluding that no significant changes to any of the multiple ownership rules were necessary. The Order made permanent the contour overlap method used to evaluate the number of radio stations in areas that are outside Nielsen rated markets. Several broadcasters, including the Company, filed an appeal of the FCC’s Order. In July 2025, a federal court overturned certain parts of the FCC’s regulation of television ownership but left the Local Radio Ownership Rule intact. In September 2025, the FCC released a Notice of Proposed Rulemaking in the 2022 quadrennial review seeking updated public comment on the FCC’s broadcast ownership rules, including the Local Radio Ownership Rule, and whether the FCC should modify or eliminate the rules in response to changes and competition in the media marketplace. We have filed comments recommending that the Local Radio Ownership rule be eliminated.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a radio station’s community of license. Under the currently effective rules, a licensee is required to present programming that is responsive to issues of the radio station’s community of license and to maintain records demonstrating this responsiveness. All of our radio stations are required to maintain their public inspection files online on an FCC maintained website. This means that the materials in these stations’ public files are widely accessible. Radio stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, broadcast of obscene and indecent content, and technical operations, including limits on human exposure to radio frequency radiation.

The FCC’s rules on equal employment opportunities prohibit employment discrimination by radio stations on the basis of race, religion, color, national origin, and gender; and require broadcasters to implement programs to promote equal employment opportunities at their radio stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the radio station, and to implement a number of specific longer-term recruitment outreach efforts, such as job fairs, internship programs, and interaction with educational and community groups from among a menu of approaches itemized by the FCC. The FCC permits broadcast stations to use online job postings as their sole means of recruiting, as long as online postings reach all segments of a broadcaster’s community.

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

•
changes in the FCC’s multiple ownership rules and attribution policies;
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
•
proposals in legislation to strengthen protections against online infringement of intellectual property that would impose criminal penalties on content providers, including broadcasters, that fail to comply with legal requirements to file reports regarding internet streaming in a timely manner; and
•
proposals regarding the use or restrictions on use of artificial intelligence ("AI"), including the requirement for radio broadcasters to disclose on-air and in their public files when a political advertisement contains AI-generated content.

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

HD Radio

The FCC allows AM and FM radio stations to use In-Band On-Channel technology for digital operations. The technology is also known as “HD Radio.” The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the ability to broadcast additional channels, and the ability to offer a greater variety of auxiliary services. We currently utilize HD Radio digital technology on most of our stations. In September 2024, the FCC adopted an Order modifying certain rules applicable to HD radio operations that will improve digital FM signal quality and coverage while minimizing harmful interference to adjacent-channel stations and will permit licensees to implement changes through a notification procedure.

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

Human Capital Resources

As of April 1, 2026, we had a staff of 460 full-time employees and 244 part-time employees. We are a party to two separate collective bargaining agreements with the American Federation of Television and Radio Artists. Both agreements automatically renew for successive one-year periods unless either party gives a notice of proposed termination at least 60 days prior to a renewal date. We consider our relations with our employees to be good.

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

We face risks related to health epidemics, natural disasters, war, terrorism and other catastrophes, which have materially and adversely affected our results of operations, liquidity and financial condition.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, elevated or higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases, and our business, financial condition, results of operations and liquidity could be materially adversely affected.

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
•
increased competition for advertising revenues with other radio stations, broadcast television, digital, satellite and cable television, video streaming services, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, podcasts, smart phones, tablets, and other wireless media, the internet, social media, smart speakers and other forms of advertising; technological developments, including AI and dislocation of advertising operations from new technologies and media buying trends;
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

Additionally, unfavorable changes in economic conditions, political conditions, labor conditions, changing laws or tariffs, unfavorable trade policies or regulations, as well as declining consumer confidence, recession and other factors could lead to decreased demand for advertising and negatively impact our advertising revenues and our results of operations. These factors, along with regulatory changes, executive orders and enforcement priorities, may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact advertising demand and adversely impact our business. Additionally, lapses in U.S. federal government funding, such as the government shutdown experienced in the U.S. in October 2025, and other disruptions to government agency operations may have an adverse effect on our business and results of operations. We cannot predict with accuracy the timing or duration of any economic downturn generally, or in the markets in which our advertisers operate. If the economic environment does worsen, there can be no assurance that we will not experience a decline in revenues, which may negatively impact our financial condition and results of operations.

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

If we are unable to develop compelling and differentiated digital content, products and services, or maintain or increase our digital advertising revenue, our advertising revenues could be adversely affected.

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

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services requires significant time and costs. If we cannot continue to develop and improve our advertising products and services, or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected. We are highly dependent on our digital business, and any termination, change or decrease in our relationships with our largest digital advertising clients could have a material adverse effect on our revenue and profitability. If we do not maintain or increase our digital revenue, our business, results of operations and financial condition could be materially adversely affected.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Our business depends upon maintaining our broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full eight-year terms or will not include conditions or qualifications that could adversely affect our operations. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us. All our station licenses were renewed for full eight-year terms in the most recent renewal cycle, which concluded in August 2022. The next renewal cycle begins in June 2027.

We must comply with extensive FCC regulations and policies regarding the ownership and operation of our stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate any future transactions, and in certain circumstances, could require us to divest one or more stations. Online music services such as Amazon Music Unlimited, Apple Music, Pandora and Spotify are not regulated by the FCC; therefore, they are not subject to any ownership restrictions or FCC regulations governing their operations. Our ability to compete with online music services may be impeded because of the extensive FCC regulations to which we are subject. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Possible changes in interference protections, creation of additional classes of FM stations, spectrum allocations and other technical rules may negatively affect the operation of our stations. If the FCC relaxes certain technical requirements, it could impair the signals transmitted by our stations and could have a material adverse effect on us. In addition, the FCC has increased its enforcement of certain regulations, including regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other content broadcast by any radio station for which any money, service or other valuable consideration is received, requiring all radio stations to maintain complete and timely online public inspection files hosted on an FCC database that is easily accessible by members of the public and the FCC, and prohibiting the transmission of EAS tones or simulations thereof in the absence of an actual emergency or authorized test. Moreover, these FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on us.

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

The stations located in Boston, MA, Detroit, MI and Philadelphia, PA contributed 58% of our net revenue in 2025. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, or local government actions, which could adversely impact our results from operations, cash flows or financial position.

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

As of December 31, 2025, our FCC licenses represented 52% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired, and we have recorded impairment charges as a result of such tests and may record future impairments. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. The valuation of our FCC licenses is based on estimates rather than precise calculations. The fair value measurements for our FCC licenses use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. Material impairment charges could adversely affect our results of operations and financial condition. For further discussion, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report.

We have substantial debt that could have important consequences to you. Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control and impacts our ability to continue as a going concern.

We have debt that is substantial in relation to our accumulated deficit. As of December 31, 2025, we had long-term debt, net of an unamortized premium, of $218.6 million and stockholders' deficit of $176.4 million.

In February 2026, we failed to make a scheduled interest payment on our long-term debt. While we are in discussions with various stakeholders with respect to a number of potential alternatives regarding a restructuring of the Company’s outstanding indebtedness, as of the filing of this report, no agreement has been reached regarding the restructuring of Company’s indebtedness, and no assurances can be given as to the timing or outcome of this process.

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

Any additional borrowings or note offerings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us, or at all. If we are unable to refinance or otherwise extend our indebtedness prior to the scheduled maturity date, we may not have sufficient cash on hand to repay our long-term debt upon maturity, which would have an adverse effect on our business, financial condition, and operating results in the event the lenders declare an event of default and exercise their rights and remedies. We may not be successful in improving our operations, securing additional liquidity or refinancing our outstanding indebtedness, and the feasibility of management’s strategic plans is contingent upon factors outside of our control. As such, this uncertainty raises substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report.

Our history of operating losses and negative cash flows from operations has raised substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report, and management has concluded there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report, and this may adversely affect our stock price, our ability to raise capital or enter into strategic transactions, and our relationships with key stakeholders.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We expect to continue to incur net operating losses for the near future, and we have concluded there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report. This may adversely affect the price of our common stock, our ability to raise capital or enter into strategic transactions, and our relationship with key stakeholders. In March 2026, we entered into a Transaction Support Agreement (as defined below) with holders of a majority of our outstanding notes for certain Refinancing Transactions (as defined below), including an Exchange Offer and Tender Offer (each, as defined below), which if successfully completed would significantly reduce our outstanding indebtedness and improve our liquidity position. However, the completion of the Refinancing Transactions is subject to various conditions, and there can be no assurance that the Refinancing Transactions will be completed successfully or on the contemplated timeline. If our actions are not successful in restoring our debt covenant compliance and improving our liquidity and operating results, we may be forced to terminate, significantly curtail or cease our operations or to pursue other alternatives.

Additionally, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2025 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern for at least one year from the date of issuance of the financial statements. The reaction of investors to the inclusion of a going concern statement by our auditors and our substantial doubt about our ability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into strategic transactions. There is no assurance that funding will be available to us, will be obtained on favorable terms or will provide us with sufficient funds to meet our objectives. If we become unable to continue as a going concern, we may have to liquidate our assets or dissolve, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Florida is susceptible to hurricanes, and we have our corporate offices located in Naples, and stations located in other parts of Florida. These stations contributed 16% of our net revenue in 2025. Our corporate offices and our stations located in Florida and other stations located along the east coast of the United States have been materially affected by hurricanes in the past and may be materially affected in the future, which could have an adverse impact on our business, financial condition and results of operations. Additionally, our properties may be impacted by extreme weather conditions, including wildfires, floods, drought, loss of power, heat waves, heavy precipitation or storms, with increasing frequencies exacerbated by climate change and other factors in the future. We carry property damage insurance on all of our properties and business interruption insurance on some of our properties, but there can be no assurance that such insurance would be adequate to cover all of our losses related to extreme weather and climate change.

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

Our IT Systems, and those of third-party providers, are vulnerable to damage and disruption caused by various circumstances, some of which are beyond our control. These include catastrophic events, power anomalies or outages and natural disasters, terrorist attacks, employee error or malfeasance, and, increasingly, technological risks associated with computer system or network failures, viruses or malware (including ransomware), misconfigurations, bugs or securities vulnerabilities in hardware and software, physical or electronic intrusions, and unauthorized access associated with cyber-attacks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Data. Additionally, any integration of AI in our or any third-party providers’ operations, products or services is expected to pose new or unknown cybersecurity risks. Our technology security initiatives, disaster recovery plans and security measures may not be adequate or implemented properly to prevent a material cyberattack or business disruption. Because we make extensive use of third-party providers, such as cloud computing services, successful cyberattacks that disrupt or compromise third- party IT Systems may materially impact our operations and results.

We and our third-party providers face constant cybersecurity treats and cyber-attacks, including, but not limited to, phishing attacks, ransomware attacks, and denial of service attacks. While no cyber-attack has had a material impact thus far, there can be no guarantee that a future attack will not materially impact our financial condition, results of operations or cash flows, due to, among other things, the loss of Confidential Data, interruptions to our operations, damage to our reputation, and regulatory investigations or legal proceedings (including class actions). Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools – including generative and other AI – that circumvent security controls, evade detection and remove forensic evidence. This makes detecting, investigating, remediating and recovering from attacks or incidents and avoiding a material adverse impact to our systems or information extremely challenging. We have acquired companies and may acquire companies in the future, which exposes us to additional, incremental cybersecurity risks and vulnerabilities.

In addition, our business processes and IT Systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to similar risks of damage or disruption. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. We may also be required to comply with evolving cybersecurity and data protection laws, regulations, and industry standards, including incident reporting, notification and disclosure requirements, which could increase compliance costs and exposure to enforcement. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident, that it will cover all types of events or losses (including fines, penalties or certain categories of business interruption), or that such coverage will continue to be available on commercially reasonable terms or at all.

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

We and certain of our third-party vendors have been the target of cyber-attacks, including phishing attacks, ransomware attacks, and attempted denial of service attacks, and future attacks are likely to occur. While no cyber-attack has had a material impact thus far, if successful, these types of attacks could have a material adverse effect on our financial condition, results of operations and cash flows, due to, among other things, the loss of customer data and other confidential information, interruptions to our operations, and damage to our reputation. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools – including generative and other AI – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems or information.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees. The unique combination of skills and experience possessed by our key executives would be difficult to replace, we have lost key executives and employees in the past and the loss of other key executives or employees could impair our ability to execute our operating and acquisition strategies.

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

ITEM 2. PROPERTIES

As of April 1, 2026, we own or lease property in the following locations:

Location	Description	Owned/Leased
Augusta, GA	Office space for stations	Owned
	Land for office space	Related party lease
Boston, MA	Office space for stations	Third-party lease
Camden, NJ	Office space for stations	Owned
Charlotte, NC	Office space for stations	Third-party lease
Detroit, MI	Office space for stations	Owned
Fayetteville, NC	Office space for stations	Related party lease
Las Vegas, NV	Office space for stations	Third-party lease
Middlesex, NJ	Office space for stations	Owned
Monmouth, NJ	Office space for stations	Owned
Morristown, NJ	Office space for stations	Owned
Naples, FL	Office space	Related party lease
Philadelphia, PA	Office space for stations	Third-party lease
Tampa, FL	Office space for stations	Third-party lease

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

Holders

As of April 1, 2026, there were approximately 224 holders of record of our Class A Common Stock and 24 holders of record of our Class B Common Stock. The number of holders of Class A Common Stock does not count separately the number of beneficial holders whose shares are held of record by a broker or clearing agency.

Dividends

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing our Notes limits our ability to pay dividends.

Repurchases of Equity Securities

On June 25, 2025, our stockholders approved the adoption of the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award
Plan (the “2025 Plan”), which replaced the Beasley Broadcast Group, Inc. 2007 Equity Incentive Plan, as amended and restated (the “2007 Plan”). The 2025 Plan and the 2007 Plan, as applicable, permit us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. The following table presents information with respect to purchases we made of our Class A Common Stock to fund withholding taxes during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
October 1 – 31, 2025	—	—	—	—
November 1 – 30, 2025	—	—	—	—
December 1 – 31, 2025	489	$5.09	—	—
Total	489

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

Recent Developments

On February 6, 2026, we completed the sales of substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash and substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. We will record a gain on disposition of $12.2 million during the first quarter of 2026.

On September 29, 2025, we completed the sale of substantially all of the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash. We recorded a gain on disposition of $0.4 million during the third quarter of 2025.

On June 25, 2025, our stockholders approved the adoption of the 2025 Plan. Under the 2025 Plan, we may issue up to 300,000 shares of Class A common stock in the form of equity-based awards, including restricted stock units, shares of restricted stock and stock options, to employees, consultants and non-employee directors. The restricted stock units that will be granted under the 2025 Plan will generally vest over one to five years of service. The 2025 Plan replaced the 2007 Plan, and no further awards will be granted under the 2007 Plan. However, the terms and conditions of the 2007 Plan will continue to govern any outstanding awards granted thereunder.

Going Concern Considerations

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements.

The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the Company has defaulted on its Existing Second Lien Notes (as defined below), see Note 22 for additional information. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from the Refinancing Transactions (as defined below) and related cost reductions, the timing of these realizations cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of the financial statements included in this annual report, and management has concluded there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the successful completion of the Refinancing Transactions contemplated by the Transaction Support Agreement (as defined below), including the Exchange Offer and Tender Offer (each, as defined below), would significantly improve the Company’s liquidity position and capital structure. As of the date of this filing, approximately 97% of the aggregate principal amount of the Existing Second Lien Notes have validly tendered in the Exchange Offer and provided consents to the proposed amendments to the Existing Second Lien Notes Indenture (as defined below). Upon closing, the Company would incur transaction-related cash payments, receive funding associated with the ABL Credit Facility, and replace the existing second lien cash interest obligations with the new financing structure. As a result, the liquidity benefit associated with the new ABL Credit Facility would be realized upon closing, and the reduction in required cash interest payments would begin upon closing and continue through the forecast period. However, there can be no assurances of the Company’s ability to realize these plans or successfully complete the Refinancing Transactions.

Reverse Stock Split

On September 23, 2024, the Company effected a 1-for-20 reverse stock split of the Company’s Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 20 shares of the Company’s Class A Common Stock issued and outstanding were automatically converted into one share of Class A Common Stock, and every 20 shares of the Company’s Class B Common Stock issued and outstanding were automatically converted into one share of Class B Common Stock. No fractional shares of Class A Common Stock or Class B Common Stock were issued in connection with the Reverse Stock Split. Holders of Class A Common Stock or Class B Common Stock received cash in lieu of fractional shares. The Reverse Stock Split had no effect on the par value of the Company’s Class A Common Stock or Class B Common Stock, which remained $0.001 per share, and had no effect on the number of authorized shares of the Company’s Class A Common Stock or Class B Common Stock. Following the Reverse Stock Split, the Class A Common Stock continued to be traded on the Nasdaq Capital Market under the symbol “BBGI” on a split-adjusted basis.

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

Property and Equipment. We are required to assess the recoverability of our property and equipment whenever an event has occurred that may result in an impairment loss. If such an event occurs, we will compare estimates of related future undiscounted cash flows to the carrying amount of the asset. If the future undiscounted cash flow estimates are less than the carrying amount of the asset, we will reduce the carrying amount to the estimated fair value. The determination of when an event has occurred and estimates of future cash flows and fair value all require management judgment. The use of different assumptions or estimates may result in alternative assessments that could be materially different. We did not identify any triggering events that may have resulted in an impairment loss on our property and equipment in 2025. However, there can be no assurance that impairments of our property and equipment will not occur in future periods.

FCC Licenses. As of December 31, 2025, FCC licenses with an aggregate carrying amount of $154.7 million represented 52% of our total assets. We are required to test our FCC licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC licenses might be impaired. We assess qualitative factors to determine whether it is more likely than not that our FCC licenses might be impaired. If we determine it is more likely than not that our FCC licenses are impaired, then we are required to perform a quantitative impairment test. In 2025, we elected to perform the quantitative impairment test for our FCC licenses in all markets. The quantitative impairment test, performed during the fourth quarter of 2025, compared the fair value of our FCC licenses with their carrying amounts. If the carrying amounts of the FCC licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing our FCC licenses for impairment, we combine our FCC licenses into reporting units based on our market clusters.

The fair values of the FCC licenses in each of our market clusters were estimated using an income approach. The income approach is based upon discounted cash flow analyses for the next ten years incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating cash flow margins, and a discount rate appropriate for the audio industry.

We performed the annual quantitative impairment test for our FCC licenses in all markets during the fourth quarter of 2025. As a result of the quantitative impairment test, we recorded impairment losses of $224.8 million related to the FCC licenses in each of our reporting units. The impairment losses were primarily due to a decrease in the projected revenues in each market cluster, a decrease in operating cash flow margins in each market cluster, and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(9.0)% - 3.5%
Market revenue shares at maturity	15.2% - 45.8%
Operating cash flow margins at maturity	12.0% - 23.3%
Discount rate	12.0%

The carrying amount of our FCC licenses for each reporting unit and the percentage by which fair value exceeded the carrying amount are as follows:

Market cluster	FCC licenses	Excess
Augusta, GA	$1,657,900	—
Boston, MA	44,638,000	—
Charlotte, NC	19,554,400	—
Detroit, MI	12,080,000	—
Fayetteville, NC	2,212,500	—
Las Vegas, NV	3,931,100	—
Middlesex, Monmouth, Morristown, NJ	2,128,200	—
Philadelphia, PA	40,685,600	—
Tampa-Saint Petersburg, FL	27,823,500	—

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our FCC licenses; however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheets, we may recognize future impairment charges, the amount of which may be material. If the discount rate was increased by 50 basis points without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $8.4 million related to our FCC licenses. If the mature operating margins were decreased by 100 basis points without any additional changes to the other assumptions used in the discounted cash flow analyses, we would have recorded additional impairment losses of $10.5 million related to our FCC licenses.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following summary table presents a comparison of our results of operations for the years ended December 31, 2024 and 2025, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

Results of Operations - Consolidated

	Year Ended December 31,		Change
	2024	2025	$	%
Net revenue	$240,291,611	$205,939,627	$(34,351,984)	-14.3%
Operating expenses	201,768,757	186,615,256	(15,153,501)	-7.5%
Corporate expenses	17,272,696	14,364,287	(2,908,409)	-16.8%
FCC licenses impairment losses	—	224,815,149	224,815,149	—
Other operating expenses	—	3,487,147	3,487,147	—
Interest expense	21,233,027	13,233,800	(7,999,227)	-37.7%
Debt issuance expenses	5,982,414	—	(5,982,414)	—
Gain on sale of investment	6,026,776	—	(6,026,776)	—
Gain on repurchases of long-term debt	—	525,000	525,000	—
Income tax benefit	1,344,961	44,655,757	43,310,796	3220.2%
Net loss	5,887,258	196,549,741	190,662,483	3238.6%

Results of Operations - Segments

	Year Ended December 31,		Change
	2024	2025	$	%
Net revenue
Audio	$193,561,279	$156,467,315	$(37,093,964)	-19.2%
Digital	46,730,332	49,472,312	2,741,980	5.9%
	$240,291,611	$205,939,627	$(34,351,984)	-14.3%
Operating expenses
Audio	$160,575,045	$148,954,220	$(11,620,825)	-7.2%
Digital	41,193,712	37,661,036	(3,532,676)	-8.6%
	$201,768,757	$186,615,256	$(15,153,501)	-7.5%

Net Revenue. Net revenue decreased $34.4 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Audio revenue decreased $37.1 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue partially due to a decrease in political advertising. Digital revenue increased $2.7 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to continued growth in the digital segment.

Operating Expenses. Operating expenses decreased $15.2 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Audio operating expenses decreased $11.6 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to continued expense management in the audio segment. Digital operating expenses decreased $3.5 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to continued expense management in the digital segment.

Corporate Expenses. Corporate expenses decreased $2.9 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease in compensation and contract expenses, partially offset by a decrease in corporate expenses allocated to operating expenses.

FCC Licenses Impairment Losses. As a result of our annual quantitative impairment test performed during the fourth quarter of 2025, we recorded impairment losses of $224.8 million related to the FCC licenses in each of our market clusters. The impairment losses were primarily due to a decrease in the projected revenues in each market cluster, a decrease in operating cash flow margins in each market cluster, and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses.

Other Operating Expenses. Other operating expenses consist primarily of increased royalties of $1.5 million to be paid under a settlement agreement between the ASCAP and the Radio Music License Committee ("RMLC") for the period from 2022 to 2024 and increased royalties of $1.4 million to be paid under a settlement agreement between BMI and the RMLC for the period from 2022 to 2024.

Interest Expense. Interest expense decreased $8.0 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024.

Debt Issuance Expenses. In October 2024, we completed a debt restructuring, and as a result of the restructuring, we incurred $6.0 million in debt restructuring expenses, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructure.

Gain on Sale of Investment. In March 2024, we received $6.0 million related to the sale of an investment in Broadcast Music, Inc. and recorded a gain of $6.0 million.

Gain on Repurchases of Long-Term Debt. In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

Income Tax Benefit. Our effective tax rate was approximately 18% and 19% for the years ended December 31, 2024 and 2025, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain non-taxable income, and certain expenses that are not deductible for tax purposes.

Net Loss. Net loss for the year ended December 31, 2025 was $196.5 million compared to a net loss of $5.9 million for the year ended December 31, 2024, as a result of the factors described above.

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

Existing Notes

As of December 31, 2025, we had outstanding $2.8 million aggregate principal amount of 8.625% senior notes due February 1, 2026 (the “Prior Notes”). Interest on the Prior Notes accrued at the rate of 8.625% per annum and was payable semiannually in arrears on February 1 and August 1 of each year. The Prior Notes were redeemed in full on January 31, 2026.

As of December 31, 2025, we had outstanding $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien Notes due 2028 (the “Existing First Lien Notes”). Interest on the Existing First Lien Notes accrues at a rate of 11.000% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Existing First Lien Notes will mature on August 1, 2028. The Existing First Lien Notes were issued pursuant to an indenture, dated October 8, 2024, among Beasley Mezzanine Holdings, LLC, an indirect subsidiary of the Company (the “Issuer”), the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (as supplemented to date, the “Existing First Lien Notes Indenture”). The Existing First Lien Notes are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens. The Existing First Lien Notes Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

As of December 31, 2025, we had outstanding $184.9 million aggregate principal amount of 9.200% Senior Secured Second Lien Notes due 2028 (the “Existing Second Lien Notes” and, together with the Existing First Lien Notes, the “Existing Notes”). Interest on the Existing Second Lien Notes accrues at a rate of 9.200 % per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. The Existing Second Lien Notes will mature on August 1, 2028. The Existing Second Lien Notes were issued pursuant to an indenture, dated October 8, 2024, among the Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (as supplemented to date, the “Existing Second Lien Notes Indenture”). The Existing Second Lien Notes are fully and unconditionally secured by the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens. The Existing Second Lien Notes Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

As the aggregate undiscounted future principal and interest payments under the Existing Second Lien Notes and Existing First Lien Notes were greater than the net carrying amount of the Prior Notes at the time of the debt restructuring, the carrying amount of the debt was not adjusted, and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The carrying amount of the debt was reduced by the fair value of the shares of our Class A Common Stock issued to holders of the Prior Notes who participated in the Prior Exchange Offer (as defined in Note 9 below) of $2.2 million. The Company capitalized $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Prior Notes who participated in the Prior Exchange Offer (as defined in Note 9 below) and a 3.0% participation premium paid to the holders of Prior Notes who participated in the First Lien Notes Offer (as defined in Note 9 below). The Company incurred $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $30,000 to repurchase 5,561 shares during the year ended December 31, 2025. From time to time, we may seek to repurchase, redeem or otherwise retire our existing indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Events After Period End

On March 20, 2026, we and the Issuer entered into a transaction support agreement (the “Transaction Support Agreement”) with certain holders of the Existing Notes (the “Supporting Holders”) representing a majority of the aggregate outstanding principal amount of the Existing First Lien Notes and a majority of the aggregate outstanding principal amount of the Existing Second Lien Notes. The Transaction Support Agreement provides for support of certain refinancing transactions (the “Refinancing Transactions”), to be undertaken by the following: (i) an exchange offer (the “Exchange Offer”) to exchange any and all of the Existing Second Lien Notes for newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 ("2027 PIK Notes") at an exchange ratio of 50.0% of the aggregate principal amount (or $500 per $1,000 of principal amount) of the Existing Second Lien Notes tendered for exchange, to be issued subsequent to the issuance of this Annual Report, (ii) an offer to purchase (the “Tender Offer” and, together with the Exchange Offer, the “Offers”) up to $15.9 million of the Existing First Lien Notes for purchase at a price equal to 100% of the par value thereof and (iii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the existing indentures governing the Existing Notes (the “Existing Indentures”) to, among other things, (x) adopt certain proposed amendments to the Existing Indentures and (y) release all of the Collateral securing the Existing Second Lien Notes. The Refinancing Transactions are expected to be consummated on the terms set forth in an offering memorandum and solicitation statement provided to holders of the Existing Notes.

Pursuant to the Transaction Support Agreement, the Supporting Holders have agreed to, among other things, (i) tender all of their Existing Notes in the Offers and (ii) provide their related consents under the Consent Solicitations. The Supporting Holders’ obligations under the Transaction Support Agreement are conditioned upon holders holding 100% of the aggregate principal amount of the Existing Second Lien Notes tendering their Existing Second Lien Notes pursuant to the Exchange Offer and providing their consents to the Consent Solicitations (the “Minimum Participation Condition”), as well as certain other customary conditions. The Initial Supporting Holders (as defined in the Transaction Support Agreement) may waive the Minimum Participation Condition in their sole and absolute discretion.. Satisfaction of the Minimum Participation Condition may not be known until the expiration date of the Exchange Offer, which is currently expected to be on April 16, 2026.

In connection with the Company’s and the Issuer’s entry into the Transaction Support Agreement, on March 20, 2026, the Issuer commenced the Refinancing Transactions. On March 26, 2026, the early first lien tender date, holders of the Existing First Lien Notes had validly tendered $30.9 million aggregate principal amount of Existing First Lien Notes in the Tender Offer, and the Issuer accordingly accepted $15.9 million of such tenders in accordance with the terms of the Tender Offer. On March 30, 2026, the Company completed the purchase of $15.9 million aggregate principal amount of Existing First Lien Notes pursuant to the Tender Offer, and $15.0 million aggregate principal amount of Existing First Lien Notes remain outstanding as of such date. As of the date of this filing, approximately 97% of the aggregate principal amount of the Existing Second Lien Notes have validly tendered in the Exchange Offer and provided consents to the proposed amendments to the Existing Second Lien Notes Indenture. Assuming the requisite conditions for consummation of the Refinancing Transactions are satisfied, the Company expects the Refinancing Transactions to settle on or around April 20, 2026.

The Transaction Support Agreement includes representations, warranties, covenants and closing conditions customary for agreements of this type. Pursuant to the terms of the Transaction Support Agreement, at the closing of the Offers, the Company will appoint an independent director selected by the Initial Supporting Holders as a member of the Company’s Board of Directors. The Transaction Support Agreement also grants the Initial Supporting Holders the right, commencing 270 days after closing of the Offers, to propose three candidates for an additional independent director to be selected and appointed by the Company, and to participate in the formation of a strategic alternatives committee of the Board of Directors, in each case subject to certain terms and conditions contained in the Transaction Support Agreement. In addition, the Transaction Support Agreement provides that certain actions, including any insolvency proceeding or bankruptcy filing of the Company, must be authorized by the independent director appointed pursuant to the Transaction Support Agreement. The Transaction Support Agreement will, among other circumstances, terminate upon the earlier of: (a) mutual written consent of the Company and the Supporting Holders, (b) on the settlement date of the Offers or (c) on May 15, 2026, if the Refinancing Transactions have not yet been consummated.

The 2027 PIK Notes will mature on December 31, 2027, subject to a springing maturity condition. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027 the Company and its subsidiaries have not entered into one or more binding agreements for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, that would be sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the remaining Existing First Lien Notes and the 2027 PIK Notes will mature on such date or (ii) an event of default with respect to a breach of the governance covenants set forth in the Transaction Support Agreement has occurred, the 2027 PIK Notes will mature on the date such event of default occurred.

The indenture governing the 2027 PIK Notes will include an equity conversion feature. Holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of our Class A common stock and Class B common stock on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurs). If such election is made, the holders would receive shares representing, in the aggregate, up to 95% of the issued and outstanding Class A common Stock and Class B common Stock, on a fully diluted basis, subject to reduction based on the amount of cash payments made to holders in respect of principal of the 2027 PIK Notes prior to the conversion date. The equity FCC and compliance with applicable FCC foreign ownership rules.

Pursuant to the Transaction Support Agreement and the Refinancing Transactions, the Company expects to enter into an asset-based credit facility (the “ABL Credit Facility”) pursuant to a credit agreement (the “ABL Credit Agreement”) with a principal amount of up to $35.0 million. The ABL Credit Agreement is expected to permit the borrowers thereunder to request increases in the revolving commitments under the ABL Credit Facility from time to time, subject to a cap and customary conditions. Borrowings under the ABL Credit Facility are expected to bear interest, at the borrowers’ option, at term SOFR or base rate, plus, in each case, an interest rate spread to be agreed. The ABL Credit Facility is expected to mature three years from the closing date thereof. The ABL Credit Facility is expected to be secured by a first-priority lien on accounts receivable and related assets of the Issuer and certain of its subsidiaries and a third-priority lien on certain other assets of the Issuer and certain of its subsidiaries. The obligations of the borrowers under the ABL Credit Agreement are expected to be guaranteed by the guarantors of the Existing Notes. The ABL Credit Agreement is expected to include, among other things, certain customary conditions precedent that must be satisfied prior to any borrowing, customary affirmative and negative covenants and customary events of default. The ABL Credit Agreement is expected to provide that, upon the occurrence and during the continuance of an event of default, the revolving commitments may be terminated, and all outstanding obligations under the ABL Credit Facility may be declared immediately due and payable. There are no assurances that the ABL Credit Agreement will be entered into on the terms set forth above or at all.

In addition to the Refinancing Transactions, we may provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;
•
additional borrowings or notes offerings, to the extent permitted under the agreements governing our existing indebtedness; and
•
additional equity offerings.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of December 31, 2025.

Cash Flows. The following summary table presents a comparison of our cash flows for the years ended December 31, 2024 and 2025 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the financial statements and notes to financial statements included in Item 8 of this report.

	Year ended December 31,
	2024	2025
Net cash used in operating activities	$(3,711,785)	$(8,468,895)
Net cash provided by investing activities	4,322,076	5,637,489
Net cash used in financing activities	(13,571,492)	(1,004,531)
Net decrease in cash and cash equivalents	$(12,961,201)	$(3,835,937)

Net Cash Used In Operating Activities. Net cash used in operating activities was $8.5 million during the year ended December 31, 2025, as compared to net cash used in operating activities of $3.7 million during the year ended December 31, 2024. Significant factors affecting the $4.8 million increase in net cash used in operating activities included a $32.3 million decrease in cash receipts from revenue and a $1.0 million increase in income tax payments, partially offset by a $17.2 million decrease in cash paid for operating expenses, a $10.3 million decrease in interest payments, and a $2.2 million decrease in cash paid for corporate expenses.

Net Cash Provided By Investing Activities. Net cash provided by investing activities was $5.6 million during the year ended December 31, 2025, as compared to net cash provided by investing activities of $4.3 million during the year ended December 31, 2024. Net cash provided by investing activities during the year ended December 31, 2025 included proceeds of $10.5 million from a station disposition and a land disposition, partially offset by $4.8 million for capital expenditures. Net cash provided by investing activities for the year ended December 31, 2024 included proceeds of $6.0 million from the sale of an investment, and proceeds of $1.3 million from property and equipment dispositions, partially offset by $3.0 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities was $1.0 million during the year ended December 31, 2025, as compared to net cash used in financing activities of $13.6 million during the year ended December 31, 2024. Net cash used in financing activities during the year ended December 31, 2025 included Existing Notes repurchases of $1.0 million. Net cash used in financing activities for the year ended December 31, 2024 included Existing Notes repurchases of $42.5 million and payment of debt issuance expenses of $1.7 million, partially offset by debt issuance of $30.0 million and common stock issuance of $0.7 million.

Related Party Transactions

Beasley Broadcasting Management, LLC

We lease our principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.2 million for the year ended December 31, 2025.

Beasley Family Properties, LLC

We lease office space for our stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement was terminated on February 6, 2026. For more information, see Note 22 to the consolidated financial statements. Rental expense was $0.2 million for the year ended December 31, 2025.

Beasley Family Towers, LLC

We lease office space for our stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for the year ended December 31, 2025.

GGB Augusta, LLC

We lease land for our stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $41,000 for the year ended December 31, 2025.

GGB Las Vegas, LLC

We leased office space for our stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement was terminated on June 30, 2025. Rental expense was $0.1 million for the year ended December 31, 2025.

Wintersrun Communications, LLC

We leased a tower for one station in Augusta, GA from Wintersrun. The lease agreement expired on October 15, 2025. Rental expense was approximately $24,000 for the year ended December 31, 2025.

Quu, Inc.

We currently hold an investment in Quu, Inc. ("Quu"), a company that provides us with access to an application for digital revenue. Payments to Quu for access to the application were $0.5 million for the year ended December 31, 2025.

Loan to Interactive Life, Inc.

In May 2022, we provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum until the loan’s maturity in March 2026. Interactive Life, Inc. is controlled by Mr. Joseph Harb. We currently hold an investment in Quu, Inc., a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

Inflation

For the years ended December 31, 2024 and 2025, inflation has affected our performance in terms of higher costs for operating expenses; however, the exact impact cannot be reasonably determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEASLEY BROADCAST GROUP, INC.

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Beasley Broadcast Group, Inc.

Naples, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beasley Broadcast Group, Inc. (the "Company") as of December 31, 2024 and 2025, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of net losses and negative operating cash flows, expects to continue to incur additional losses in the near future and is currently in default on a portion of its debt that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex

Crowe LLP Independent Member Crowe Global

judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Licenses Impairment Assessment – Radio Reporting Units

As disclosed in Note 5 to the financial statements, the Company’s consolidated FCC licenses balance was $154.7 million as of December 31, 2025. The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2025 and recorded impairment losses of $224.8 million related to the FCC licenses in each of its reporting units during the year ended December 31, 2025. Management performs an annual impairment test during the fourth quarter of each year, or more frequently when it is determined that events and circumstances indicate that it is more likely than not that FCC licenses are impaired, which includes a qualitative assessment. FCC licenses are assessed for impairment at the market cluster level. Potential impairment is identified by comparing the fair value of a market’s FCC licenses to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its FCC licenses included significant judgments and assumptions relating to revenue growth rates, the market share at maturity, operating cash flow margins at maturity of an average station within a market based upon market size and station type, and the discount rate.

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

1.
Evaluated management’s judgments in their assessment of changes in market conditions or events, or other changes in circumstances that indicate an impairment of FCC licenses may be present.
2.
Tested the reliability, appropriateness of aggregation, and relevance of underlying data used in the valuation model.
3.
Evaluated the appropriateness of valuation model used and the application of certain assumptions in the valuation model, and recalculated the discounted cash flow schedules.
4.
Performed sensitivity testing to identify the assumptions used by management that are significant.
5.
Evaluated the significant assumptions used by management, including revenue growth rates, the market share at maturity and operating cash flow margins at maturity of an average station within a market based upon market size and station type, and the discount rate. This involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
6.
Utilized valuation specialists to assist in evaluating certain assumptions applied in the valuation model, including discount rate, and recalculating the fair values determined.

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California

April 8, 2026

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,772,720	$9,936,783
Accounts receivable, less allowance for credit losses of $1,698,285 in 2024 and $2,396,893 in 2025	51,551,945	45,468,661
Prepaid expenses	3,139,678	3,359,764
Other current assets	825,794	1,695,702
Total current assets	69,290,137	60,460,910
Property and equipment, net	47,000,978	43,101,321
Operating lease right-of-use assets	33,233,714	26,463,869
FCC licenses	392,259,831	154,711,200
Other intangibles, net	2,082,098	1,412,901
Assets held for sale	—	7,423,633
Other assets	5,340,067	5,714,142
Total assets	$549,206,825	$299,287,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,037,797	$25,832,681
Operating lease liabilities	8,688,874	6,972,790
Other current liabilities	23,260,496	24,630,287
Current portion of long-term debt	—	2,795,000
Total current liabilities	52,987,167	60,230,758
Due to related parties	24,307	—
Long-term debt	247,117,717	235,287,353
Operating lease liabilities	31,402,424	25,635,355
Deferred tax liabilities	63,747,937	19,041,411
Liabilities held for sale	—	1,689,352
Other long-term liabilities	6,707,566	6,734,178
Total liabilities	401,987,118	348,618,407
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized; 1,152,366 issued and 957,876 outstanding in 2024; 1,172,194 issued and 972,143 outstanding in 2025	18,173	18,193
Class B Common Stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2024 and 2025	16,662	16,662
Additional paid-in capital	156,595,835	156,797,847
Treasury stock, Class A Common Stock; 194,490 shares in 2024; 200,051 shares in 2025	(29,337,880)	(29,367,411)
Retained earnings (accumulated deficit)	19,155,668	(177,394,073)
Accumulated other comprehensive income	771,249	598,351
Total stockholders' equity (deficit)	147,219,707	(49,330,431)
Total liabilities and stockholders' equity (deficit)	$549,206,825	$299,287,976

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2025
Net revenue	$240,291,611	$205,939,627
Operating expenses:
Operating expenses (including stock-based compensation of $52,145 in 2024 and $31,415 in 2025 and excluding depreciation and amortization shown separately below)	201,768,757	186,615,256
Corporate expenses (including stock-based compensation of $841,147 in 2024 and $171,387 in 2025)	17,272,696	14,364,287
Depreciation and amortization	7,236,060	6,331,852
FCC licenses impairment losses	—	224,815,149
Goodwill impairment losses	922,000	—
Other operating expenses	—	3,487,147
Total operating expenses	227,199,513	435,613,691
Operating income (loss)	13,092,098	(229,674,064)
Non-operating income (expense):
Interest expense	(21,233,027)	(13,233,800)
Debt issuance expenses	(5,982,414)	—
Gain on sale of investment	6,026,776	—
Gain on repurchases of long-term debt	—	525,000
Other income, net	799,558	1,160,535
Loss before income taxes	(7,297,009)	(241,222,329)
Income tax benefit	(1,344,961)	(44,655,757)
Loss before equity in earnings of unconsolidated affiliates	(5,952,048)	(196,566,572)
Equity in earnings of unconsolidated affiliates, net of tax	64,790	16,831
Net loss	(5,887,258)	(196,549,741)
Other comprehensive gain (loss):
Unrecognized actuarial gain (loss) on postretirement plan (net of income tax expense of $142,846 in 2024 and income tax benefit of $57,303 in 2025)	424,765	(172,898)
Comprehensive loss	$(5,462,493)	$(196,722,639)

Net loss per Class A and B common share:
Basic and diluted	$(3.73)	$(109.27)
Weighted average shares outstanding:
Basic and diluted	1,579,744	1,798,760

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock							Retained	Accumulated	Total
					Additional			Earnings	Other	Stockholders'
	Class A		Class B		Paid-In	Treasury Stock		(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit)	Income	(Deficit)
Balances as of January 1, 2024	869,569	$17,389	833,137	$16,662	$152,794,353	(186,872)	$(29,239,179)	$25,042,926	$346,484	$148,978,635
Issuance of common stock	236,247	236	—	—	2,907,968	—	—	—	—	2,908,204
Stock-based compensation	46,550	548	—	—	892,744	—	—	—	—	893,292
Adjustment from related party acquisition	—	—	—	—	770	—	—	—	—	770
Purchase of treasury stock	—	—	—	—	—	(7,618)	(98,701)	—	—	(98,701)
Net loss	—	—	—	—	—	—	—	(5,887,258)	—	(5,887,258)
Other comprehensive gain	—	—	—	—	—	—	—	—	424,765	424,765
Balances as of December 31, 2024	1,152,366	18,173	833,137	16,662	156,595,835	(194,490)	(29,337,880)	19,155,668	771,249	147,219,707
Stock-based compensation	19,828	20	—	—	202,782	—	—	—	—	202,802
Adjustment from related party acquisition	—	—	—	—	(770)	—	—	—	—	(770)
Purchase of treasury stock	—	—	—	—	—	(5,561)	(29,531)	—	—	(29,531)
Net loss	—	—	—	—	—	—	—	(196,549,741)	—	(196,549,741)
Other comprehensive loss	—	—	—	—	—	—	—	—	(172,898)	(172,898)
Balances as of December 31, 2025	1,172,194	$18,193	833,137	$16,662	$156,797,847	(200,051)	$(29,367,411)	$(177,394,073)	$598,351	$(49,330,431)

See accompanying notes to consolidated financial statements

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(5,887,258)	$(196,549,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	893,292	202,802
Provision for credit losses	899,669	2,709,123
Depreciation and amortization	7,236,060	6,331,852
FCC licenses impairment losses	—	224,815,149
FCC licenses termination losses	630,086	356,162
Goodwill impairment losses	922,000	—
Gain on dispositions	(799,377)	(2,116,709)
Gain on sale of investment	(6,026,776)	—
Amortization of premium and debt issuance costs	(704,298)	(7,535,364)
Gain on repurchases of long-term debt	—	(525,000)
Deferred income taxes	(8,464,890)	(44,655,757)
Equity in earnings of unconsolidated affiliates	(64,790)	(16,831)
Change in operating assets and liabilities:
Accounts receivable	972,582	3,374,161
Prepaid expenses	1,198,825	(220,086)
Other assets	361,407	(1,424,775)
Accounts payable	6,738,749	4,794,884
Other liabilities	(2,530,716)	1,023,045
Other operating activities	913,650	968,190
Net cash used in operating activities	(3,711,785)	(8,468,895)
Cash flows from investing activities:
Capital expenditures	(3,013,668)	(4,835,724)
Proceeds from dispositions	1,308,968	10,473,213
Proceeds from sale of investment	6,026,776	—
Net cash provided by investing activities	4,322,076	5,637,489
Cash flows from financing activities:
Issuance of debt, net of issuance costs	29,999,000	—
Repurchases of long-term debt	(42,500,000)	(975,000)
Payment of debt issuance expenses	(1,671,791)	—
Issuance of common stock	700,000	—
Purchase of treasury stock	(98,701)	(29,531)
Net cash used in financing activities	(13,571,492)	(1,004,531)
Net decrease in cash and cash equivalents	(12,961,201)	(3,835,937)
Cash and cash equivalents at beginning of period	26,733,921	13,772,720
Cash and cash equivalents at end of period	$13,772,720	$9,936,783
Cash paid for interest	$27,246,716	$16,955,280
Cash paid for income taxes	$2,911,875	$3,870,086

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

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Such estimates include: (i) the amount of allowance for credit losses; (ii) future cash flows used for testing recoverability of property and equipment; (iii) fair values used for testing Federal Communications Commission ("FCC") licenses and other intangibles for impairment; (iv) estimates used to determine the incremental borrowing rate to record operating lease liabilities and right-of-use assets (v) the realization of deferred tax assets; and (vi) actuarial assumptions related to the Supplemental Employee Retirement Plan ("SERP"). Actual results and outcomes may differ from management’s estimates and assumptions.

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

The changes in allowance for credit losses on accounts receivable are as follows:

	Year Ended December 31,
	2024	2025
Beginning balance	$1,752,058	$1,698,285
Provision for credit losses	899,669	2,709,123
Deductions	(953,442)	(2,010,515)
Ending balance	$1,698,285	$2,396,893

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

FCC Licenses

FCC licenses, including translator licenses, are generally granted for renewable terms of eight years. Renewal costs are generally minor and expensed as incurred. Licenses are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s licenses might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that its licenses are impaired. If the Company determines it is more likely than not that its licenses are impaired, then the Company is required to perform the quantitative impairment test. The quantitative impairment test compares the fair value of the Company’s licenses with their carrying amounts. If the carrying amounts of the licenses exceed their fair value, an impairment loss is recognized in an amount equal to that excess. For the purpose of testing its licenses for impairment, the Company combines its licenses into reporting units based on its market clusters. See Note 5 for changes in the carrying amount of FCC licenses for the years ended December 31, 2024 and 2025. The weighted-average period before the next renewal of the Company’s FCC licenses is 3.1 years.

Other Intangibles

Other intangibles include advertiser relationships with finite lives that are amortized over their respective estimated useful lives. If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. Other intangibles also includes brands with indefinite lives that are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s brands might be impaired. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters and digital as its reporting units. See Note 6 for changes in the carrying amount of other intangibles for the years ended December 31, 2024 and 2025.

Investments

Other assets include an investment in Quu, Inc. (“Quu”). The Company is considered to have the ability to exercise significant influence over the operating and financial policies of Quu. Therefore, the investment in Quu is accounted for using the equity method. The Company will recognize its share of the earnings of Quu in the periods for which it is reported. Any loss in value of the investment that is other than a temporary decline will be recognized. Other assets also include a noncontrolling interest in AUDIOis, which does not have a readily determinable fair value, and therefore, is recorded at cost less impairment. The Company evaluates the investments on a quarterly basis to identify impairment. When the evaluation indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and the carrying amount of the investment. The carrying amount of the investment in QUU was $1.9 million as of both December 31, 2024 and 2025.

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

The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2025. The stations located in Boston, MA, Detroit, MI, and Philadelphia, PA collectively contributed 58% of the Company’s net revenue in 2024.

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

Going Concern

In accordance with ASC Topic 205-40, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this annual report. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements.

TThe Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the Company has defaulted on its Existing Second Lien Notes (as defined in Note 22 below), see Note 22 for additional information. Although the Company continues to pursue a strategy to realize improved operations, including anticipated improvements from the Refinancing Transactions (as defined in Note 22 below) and related cost reductions, the timing of these realizations cannot be guaranteed to ensure liquidity is available when needed to meet the Company’s obligations. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of the financial statements included in this annual report, and management has concluded there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the successful completion of the Refinancing Transactions contemplated by the Transaction Support Agreement (as defined in Note 22 below), including the Exchange Offer and Tender Offer (each as defined in Note 22 below), would significantly improve the Company’s liquidity position and capital structure. As of the date of this filing, approximately 97% of the aggregate principal amount of the Existing Second Lien Notes have validly tendered in the Exchange Offer and provided consents to the proposed amendments to the Existing Second Lien Notes Indenture (as defined in Note 22 below). Upon closing, the Company would incur transaction-related cash payments, receive funding associated with the ABL Credit Facility, and replace the existing second lien cash interest obligations with the new financing structure. As a result, the liquidity benefit associated with the new ABL Credit Facility would be realized upon closing, and the reduction in required cash interest payments would begin upon closing and continue through the forecast period. However, there can be no assurances of the Company’s ability to realize these plans or successfully complete the Refinancing Transactions.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued several updates to the codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company is currently in the process of reviewing the new guidance.

In December 2025, the FASB issued amendments intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are effective for the annual reporting periods after December 15, 2027, and interim periods within those fiscal year reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently in the process of reviewing the new guidance.

In July 2025, the FASB issued guidance that provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. These amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the new guidance to have a significant impact on the financial statements.

In November 2024, the FASB issued guidance that requires entities to disclose, in the notes to financial statements, specified information about certain costs and expenses including the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the new guidance.

In December 2023, the FASB issued guidance which requires additional disclosures primarily related to the Company's income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new guidance prospectively for the annual reporting period ending December 31, 2025 and the new guidance did not have a significant impact on the financial statements.

(3)
Dispositions

On August 11, 2025, the Company entered into an agreement to sell substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash. On August 11, 2025, the Company also entered into an agreement to sell substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. A summary of net assets held for sale as of December 31, 2025 is as follows:

Property and equipment, net	$1,017,749
Operating lease right-of-use assets	1,214,184
FCC licenses	5,191,700
7,423,633
Operating lease liabilities	(1,689,352)
$5,734,281

On September 29, 2025, the Company completed the sale of substantially all of the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash. The Company recorded a gain on disposition of $0.4 million during the third quarter of 2025.

(4)
Property and Equipment

Property and equipment is comprised of the following:

	December 31,		Estimated useful lives
	2024	2025	(years)
Land	$13,110,390	$12,074,390	—
Buildings and improvements	37,353,496	34,577,369	15-30
Broadcast equipment	36,077,763	33,560,557	5-15
Transportation equipment	1,996,366	2,142,391	5
Office equipment	10,067,711	11,287,765	5-10
Construction in progress	995,744	2,615,848	—
	99,601,470	96,258,320
Less accumulated depreciation and amortization	(52,600,492)	(53,156,999)
	$47,000,978	$43,101,321

On January 27, 2025, the Company completed a sale of land in Belmar, NJ to a third party for $2.8 million in cash. The Company recorded a gain on disposition of $1.7 million during the first quarter of 2025.

On October 28, 2024, the Company completed the sale of a building in Belmar, NJ to a third party for $1.2 million in cash. The Company recorded a gain on disposition of $0.8 million during the fourth quarter of 2024.

The Company recorded depreciation expense of $7.0 million and $6.1 million for the years ended December 31, 2024 and 2025, respectively.

(5)
FCC Licenses

Changes in the carrying amount of FCC licenses for the years ended December 31, 2024 and 2025 are as follows:

Balance as of January 1, 2024	$393,006,900
License terminations	(747,069)
Balance as of December 31, 2024	392,259,831
Dispositions (see Note 3)	(7,185,620)
Assets held for sale reclassification (see Note 3)	(5,191,700)
License terminations	(356,162)
Impairment losses	(224,815,149)
Balance as of December 31, 2025	$154,711,200

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

The fair values of the FCC licenses were estimated using an income approach. The income approach is based upon discounted cash flow analyses for the next ten years incorporating variables such as projected audio market revenues, projected growth rate for audio market revenues, projected audio market revenue shares, projected audio station operating cash flow margins, and a discount rate appropriate for the audio industry.

The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2025. As a result of the annual quantitative impairment test, the Company recorded impairment losses of $224.8 million related to the FCC licenses in each of its reporting units. The impairment losses were primarily due to a decrease in the projected revenues in each market cluster, a decrease in operating cash flow margins in each market cluster, and an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of the FCC licenses.

There were a number of factors that contributed to these changes and the recognition of impairment in the fourth quarter of 2025 as compared to prior periods: 1) the full impact of the general economic uncertainty created by tariffs, inconsistent government economic data, and a degree of global economic upheaval resulting from the change in administrations became apparent by the fourth quarter of 2025. These factors, tariffs in particular, had a negative effect on advertiser spending, which impacted both revenues and cash flow for broadcasters; 2) the decline in core advertising, excluding political, was more significant than anticipated in 2025 while at the same time, the growth in digital advertising was less than anticipated; and 3) the financial outlook for the Company took an adverse turn in the fourth quarter of 2025, as significant concerns around the future liquidity of the Company arose. This translated into increased risk around the Company’s FCC licenses.

The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(9.0)% - 3.5%
Market revenue shares at maturity	15.2% - 45.8%
Operating cash flow margins at maturity	12.0% - 23.3%
Discount rate	12.0%

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

The Company performed the annual quantitative impairment test for its FCC licenses in all markets during the fourth quarter of 2024 and did not record any impairment losses related to the FCC licenses in each of its reporting units. The fair values of the FCC licenses were estimated using an income approach. The key assumptions used in the discounted cash flow analyses are as follows:

Revenue growth rates	(10.7)% - 6.1%
Market revenue shares at maturity	0.4% - 45.4%
Operating cash flow margins at maturity	19.7% - 28.6%
Discount rate	9.0%

On December 25, 2024, the 12-month silent period for WAEC-AM in Atlanta, GA expired, and the FCC license was terminated. The termination resulted in a loss of $0.3 million. On December 20, 2024, the 12-month silent period for WCHZ-FM in Augusta, GA expired, and the FCC license was terminated. The termination resulted in a loss of $0.3 million.

(6)
Other Intangibles

Other intangibles as of December 31, 2025 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$1,464,000	$(987,099)	$476,901	11
Brands with indefinite lives	936,000	—	936,000
	$2,400,000	$(987,099)	$1,412,901

Other intangibles as of December 31, 2024 are comprised of the following:

	Asset	Accumulated amortization	Net asset	Amortization period (years)
Advertiser relationships	$2,029,000	$(1,091,389)	$937,611	6-11
Brands with indefinite lives	1,115,663	—	1,115,663
Other intangibles with indefinite lives	28,824	—	28,824
	$3,173,487	$(1,091,389)	$2,082,098

If an event or change in circumstances were to indicate that the carrying amount of any other intangibles is not recoverable, the carrying amount will be reduced to the estimated fair value. For the purpose of testing its other intangibles for impairment, the Company has identified its market clusters and digital as its reporting units.

The Company recorded amortization expense of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2025, respectively. Estimated future amortization expense related to intangible assets subject to amortization for the next four years is as follows:

2026	$133,092
2027	133,092
2028	133,092
2029	77,625
Total	$476,901

(7)
Proceeds from BMI Sale

On March 8, 2024, the Company received $6.0 million related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $6.0 million. The gain on sale of investment is reported in the accompanying consolidated statement of net loss for the year ended December 31, 2024. After the sale, the Company no longer holds an investment in BMI.

(8)
Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2024	2025
Accrued interest	$4,791,442	$8,605,326
Accrued payroll expenses	4,119,979	4,954,758
Deferred revenue	3,794,481	3,451,922
Accrued music fees	—	2,693,196
Accrued digital expenses	1,802,318	1,515,279
Accrued income taxes	3,587,059	18,060
Other accrued expenses	5,165,217	3,391,746
	$23,260,496	$24,630,287

(9)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	December 31,
	2024	2025
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$—	$2,795,000
Long-term debt:
8.625% secured notes due February 1, 2026	4,295,000	—
11.000% senior secured first lien notes due August 1, 2028	30,899,000	30,899,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	184,922,000
Unamortized premium	27,001,717	19,466,353
	$247,117,717	$235,287,353

On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on
February 1, 2026 (the “Prior Notes”) under an indenture dated February 2, 2021 (the “Prior Notes Indenture”). Interest on the Prior
Notes accrued at the rate of 8.625% per annum and was payable semiannually in arrears on February 1 and August 1 of each year. The Prior Notes were redeemed in full on January 31, 2026..

On October 8, 2024 (the “Settlement Date”), Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the
Company, and certain other of the Company’s subsidiaries, completed: (i) the exchange (the “Prior Exchange Offer”) of $194.7 million aggregate principal amount of the Prior Notes (representing 72.9% of the aggregate principal amount outstanding of the Prior Notes) for (a) $184.9 million aggregate principal amount of the Issuer’s newly issued 9.200% Senior Secured Second Lien Notes due August 1, 2028 (the “Existing Second Lien Notes”) at an exchange ratio of 95.0% of the aggregate principal amount of the Prior Notes tendered for exchange, (b) 179,383 shares of Class A Common Stock of the Company, based upon pro rata ownership of the Existing Second Lien Notes issued by the Issuer, and (c) certain cash payments aggregating approximately $1.7 million; (ii) the purchase of $68.0 million aggregate principal amount of the Prior Notes at a purchase price of 62.5% plus accrued and unpaid interest (such offer, the “Tender Offer”); and (iii) the issuance by the Issuer of $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien notes due August 1, 2028 (the “Existing First Lien Notes,” and such offering, the “First Lien Notes Offer”) to holders of Prior Notes or their designees who participated in the Prior Exchange Offer, including to certain backstop commitment parties who committed to purchase the Existing First Lien Notes not otherwise subscribed for. The Company used the proceeds from the First Lien Notes Offer of $30.0 million to fund, in part, the purchase of Prior Notes tendered in the tender offer. Interest on the 11.000% Senior Secured First Lien notes and the 9.200% Senior Secured Second Lien notes is payable semiannually in arrears on February 1 and August 1 of each year.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “First Lien Notes Indenture”) governing its Existing First Lien Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantors (the “Collateral”) on a senior secured first-priority lien basis, subject to certain exceptions, limitations and permitted liens and (ii) a new indenture (the “Second Lien Notes Indenture”) governing its Existing Second Lien Notes, which are fully and unconditionally secured by liens on the Collateral on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent, with respect to both the Second Lien Notes Indenture and First Lien Notes Indenture. On the Settlement Date, the Issuer also entered into a Supplemental Indenture with Wilmington Trust, National Association, as trustee and collateral agent, supplementing the Prior Notes Indenture. The First Lien Notes Indenture and the Second Lien Notes Indenture contain restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

As the aggregate undiscounted future principal and interest payments under the Existing Second Lien Notes and Existing First Lien Notes were greater than the net carrying amount of the Prior Notes at the time of the debt restructuring, the carrying amount of the debt was not adjusted, and a new effective interest rate was calculated as the discount rate that equates the present value of the future cash payments specified by the new terms with the carrying amount of the debt. The carrying amount of the debt was reduced by the fair value of the shares of our Class A Common Stock issued to holders of the Prior Notes who participated in the Prior Exchange Offer of $2.2 million. The Company capitalized $2.6 million in fees paid to the lenders in connection with the debt restructuring, consisting of certain cash payments made to holders of Prior Notes who participated in the Prior Exchange Offer and a 3.0% participation premium paid to the holders of Prior Notes who participated in the First Lien Notes Offer. The Company incurred $6.0 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which were expensed.

In the second quarter of 2025, the Company repurchased $1.5 million principal amount of the Prior Notes for a price equal to 65%
of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

On November 12, 2025, the Issuer entered into supplemental indentures to the First Lien Notes Indenture and the Second Lien Notes Indenture to, among other things, permit the company to use the net proceeds from the September 2025 sale of substantially all of the assets used in the operations of WPBB-FM in Tampa, FL to a third party for $8.0 million in cash for working capital purposes rather than being required to use such net proceeds to repay the First Lien Notes.

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

The following table summarizes lease information:

	Year ended December 31,
	2024	2025
Lease cost
Operating lease cost	$11,452,668	$11,250,941
Short-term lease cost	20,760	—
Total lease cost	$11,473,428	$11,250,941

Other information
Operating cash flows from operating leases	$12,015,198	$12,027,376
Right-of-use assets obtained in exchange for new operating lease liabilities	6,685,102	3,982,997

December 31,
2025
Weighted-average remaining lease term – operating leases	6.3
Weighted-average discount rate – operating leases	9.3%

As of December 31, 2025, future minimum payments for operating leases for the next five years and thereafter are summarized as follows:

2026	$11,736,001
2027	10,129,167
2028	8,640,392
2029	7,329,624
2030	5,205,295
Thereafter	15,044,028
Total lease payments	58,084,507
Less imputed interest	(25,476,362)
Present value of operating lease liabilities	32,608,145
Operating lease liabilities - current	(6,972,790)
Operating lease liabilities - long-term	$25,635,355

(11)
Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan that conforms to Section 401(k) of the Internal Revenue Code. Under this plan, employees may contribute a minimum of 1% of their compensation (no maximum) to the Plan. However, the Internal Revenue Code limited contributions to $23,000 and $23,500 (or $30,500 and $31,000 if aged 50 years or older) in 2024 and 2025, respectively. No employer matching contributions were made to the defined contribution plan in 2024 and 2025.

Supplemental Employee Retirement Plan

The benefit obligations related to the frozen SERP of $7.3 million are reported in other long-term liabilities, of which $0.6 million was reclassified to other current liabilities, in the consolidated balance sheets as of December 31, 2024 and 2025. The Company contributed $0.5 million to the SERP in both 2024 and 2025.

The SERP is summarized as follows:

	Year ended December 31,
	2024	2025
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$8,006,835	$7,311,259
Interest cost	355,194	375,780
Actuarial (gain) loss	(567,611)	168,352
Benefits paid	(483,159)	(506,208)
Benefit obligation at end of year	$7,311,259	$7,349,183

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	483,159	506,208
Benefits paid	(483,159)	(506,208)
Fair value of plan assets at end of year	$—	$—

Funded status	$(7,311,259)	$(7,349,183)
Unrecognized net actuarial loss	(1,031,774)	(801,573)
Cumulative employer contributions in excess of the net periodic pension cost	$(8,343,033)	$(8,150,756)

Amounts Recognized in the Statement of Financial Position
Current liabilities	$(603,693)	$(615,005)
Noncurrent liabilities	(6,707,566)	(6,734,178)
Net amount recognized	$(7,311,259)	$(7,349,183)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial (gain) loss	$(1,031,774)	$(801,573)
Total (before tax effects)	$(1,031,774)	$(801,573)

Information for Pension Plans about Benefit Obligation and Plan Assets
Projected benefit obligation	$7,311,259	$7,349,183
Accumulated benefit obligation	$7,311,259	$7,349,183

Weighted-Average Assumptions for Disclosure
Discount rate	5.35%	5.10%
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Net Periodic Benefit Cost
Interest cost	$355,194	$375,780
Recognized net actuarial (gain) loss	—	(61,849)
Net periodic benefit cost	$355,194	$313,931

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(567,611)	$168,352
Recognized net actuarial (gain) loss	—	61,849
Total recognized in other comprehensive income (before tax effects)	$(567,611)	$230,201

Total recognized in net cost and other comprehensive income (before tax effects)	$(212,417)	$544,132

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
(Gain) loss recognition	$(65,932)	$(16,581)
Prior service cost recognition	$—	$—
Net initial obligation (asset) recognition	$—	$—

Weighted-average assumptions used to determine Net Periodic Benefit Cost
Discount rate	4.70%	5.35%
Corridor	10.00%	10.00%
Average future working lifetime	5.06	4.52
Mortality table	Pri-2012 WC	Pri-2012 WC
Mortality improvement scale	MP-2021	MP-2021

Estimated Future Benefit Payments
2026	$615,005
2027	$608,931
2028	$610,848
2029	$609,282
2030	$607,898
2031-2035	$2,847,701

Contributions
Estimated contributions for 2026	$615,005

(12)
Stockholders’ Equity

The Company has two classes of common stock: Class A common stock and Class B common stock. In the election of directors, the holders of Class A common stock are entitled by class vote, exclusive of other stockholders, to elect two of the Company’s directors, with each Class A share being entitled to one vote. In the election of the other four directors and all other matters submitted to the stockholders for a vote, the holders of Class A shares and Class B shares shall vote as a single class, with each Class A share being entitled to one vote and each Class B share entitled to ten votes.

From time to time, the Company repurchases sufficient shares of its common stock to fund withholding taxes in connection with the vesting of restricted stock units. The Company paid $29,531 to repurchase 5,561 shares in 2025.

The board of directors has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, the Indenture governing the Notes limits the ability of the Company to pay dividends.

(13)
Revenue

Revenue is comprised of the following:

	Year ended December 31,
	2024	2025
Audio	$193,561,279	$156,467,315
Digital	46,730,332	49,472,312
	$240,291,611	$205,939,627

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

	December 31,	December 31,
	2024	2025
Deferred revenue	$3,794,481	$3,451,922

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

	December 31,	December 31,
	2024	2025
Trade sales receivable	$1,001,270	$804,417
Trade sales payable	479,613	366,857

	Year ended December 31,
	2024	2025
Trade sales revenue	$5,711,675	$6,095,988

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

A summary of restricted stock unit activity under the 2025 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of June 25, 2025	—	$—
Granted	46,250	4.05
Unvested as of December 31, 2025	46,250	$4.05

As of December 31, 2025, there was $0.2 million of total unrecognized compensation cost for restricted stock units granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of restricted stock unit activity under the 2007 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2024	38,669	$30.80
Granted	92,625	12.14
Vested	(46,551)	19.75
Forfeited	(8,526)	20.42
Unvested as of December 31, 2024	76,217	15.00
Granted	5,313	9.41
Vested	(19,829)	23.50
Forfeited	(28,300)	9.65
Unvested as of December 31, 2025	33,401	$13.14

As of December 31, 2025, there was $0.3 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

(15)
Income Taxes

Income tax benefit for the year ended December 31, 2025 is as follows:

Current:
Federal	$—
State	—
Foreign	—
—
Deferred:
Federal	(34,589,736)
State	(8,428,170)
Foreign	—
Benefits of operating loss carryforwards	(1,637,851)
(44,655,757)
$(44,655,757)

Income tax benefit for the year ended December 31, 2025 differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s pre-tax loss as follows:

		Percentage of
	Amount	Pre-Tax Loss
Expected tax benefit	$(50,656,689)	21%
State income taxes, net of federal benefit	(7,258,604)	3%
Change in valuation allowance	12,576,428	-5%
Non-deductible items	323,188	0%
Other	359,920	0%
	$(44,655,757)	19%

Income tax benefit for the year ended December 31, 2024 is as follows:

Current:
Federal	$6,205,464
State	914,465
7,119,929
Deferred:
Federal	(6,646,568)
State	(1,818,322)
(8,464,890)
$(1,344,961)

Income tax benefit for the year ended December 31, 2024 differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes as follows:

Expected tax benefit	$(1,532,372)
State income taxes, net of federal benefit	(310,137)
Tax rate adjustments	(258,484)
Change in valuation allowance	(296,180)
Non-deductible items	560,477
Other	491,735
$(1,344,961)

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2025
Deferred tax assets:
Allowance for credit losses	$428,820	$612,719
Other assets	2,316,033	1,898,118
Deferred interest	5,979,713	4,268,102
Operating lease liabilities	10,123,133	8,695,410
Other long-term liabilities	1,846,108	1,863,231
Stock-based compensation	100,499	34,168
Interest expense limitation	16,373,283	20,211,886
Net operating losses	253,754	1,880,780
Subtotal	37,421,343	39,464,414
Valuation allowance	—	(15,798,830)
Total	37,421,343	23,665,584
Deferred tax liabilities:
Prepaid expenses	(183,912)	(195,288)
Property and equipment	(4,320,397)	(4,046,450)
Operating lease right-of-use assets	(9,264,058)	(7,905,364)
Intangibles	(87,400,913)	(30,559,893)
Total	(101,169,280)	(42,706,995)
Net deferred tax liabilities	$(63,747,937)	$(19,041,411)

Income taxes paid for the year ended December 31, 2025 are as follows:

Federal taxes	$2,539,925
State and local taxes:
Florida	235,000
Georgia	6,826
Massachusetts	680,200
Michigan	160,000
New Jersey	65,254
North Carolina	49,500
Pennsylvania	120,333
Other	13,048
$3,870,086

As of December 31, 2025, the Company has federal net operating losses of $6.2 million. The federal net operating losses have an indefinite life. As of December 31, 2025, the Company has state net operating losses of $10.0 million. Massachusetts and Pennsylvania contributed approximately 66% of the state net operating losses. State net operating losses of approximately $8.2 million begin expiring in 2035. The majority of the remaining state net operating losses have an indefinite life.

For the year ended December 31, 2025, the Company’s state and local income taxes, net of federal taxes, totaled a $6.4 million tax benefit. The Company identified the individual state and local jurisdictions that together comprise more than 50% of the total state and local income taxes, net of federal taxes. For 2025, state and local income taxes in Florida and Massachusetts comprised the majority of this category.

During the year ended December 31, 2025, the Company evaluated the realizability of its deferred tax assets. As part of this evaluation, the Company considered all available positive and negative evidence, including recent operating results, projections of future taxable income, the scheduled reversal of existing temporary differences, and tax planning strategies. As a result of this assessment, the Company determined that it is more likely than not that a portion of its deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance of $15.8 million against its deferred tax assets as of December 31, 2025.

The primary factors contributing to the need for a valuation allowance were cumulative losses in recent years and the absence of sufficient projected future taxable income to utilize interest expense that was previously limited and not deducted. The Company will continue to assess the realizability of its deferred tax assets in future periods and will adjust the valuation allowance as appropriate based on changes in facts and circumstances. The effect of the valuation allowance is reflected in the Company’s effective tax rate reconciliation as a reconciling item, increasing the effective tax rate for the period.

The Company only has operations in the United States, and therefore, no foreign income or foreign income taxes.

On October 8, 2024, the Company completed a debt modification (see Note 9) that resulted in a cancelation of indebtedness income for tax purposes in 2024, which is amortized over the life of the debt for book purposes, resulting in a new deferred tax asset.

As of December 31, 2024 and 2025, the Company does not have any material unrecognized tax benefits and accordingly, has not recorded any interest or penalties related to unrecognized tax benefits. The Company and its subsidiaries file a consolidated federal income tax return and various state returns. These returns remain subject to examination by taxing authorities for all years after 2021.

(16)
Loss Per Share

Net loss per share calculation information is as follows:

	Year ended December 31,
	2024	2025
Net loss	$(5,887,258)	$(196,549,741)
Weighted-average shares outstanding:
Basic	1,579,744	1,798,760
Effect of dilutive restricted stock units	—	—
Diluted	1,579,744	1,798,760
Net loss per Class A and Class B common share – basic and diluted	$(3.73)	$(109.27)

(1) Weighted-average shares outstanding used in the computation of basic and diluted Net loss attributable to BBGI stockholders per Class A and Class B common share have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split that occurred on September 23, 2024. See Note 21 for additional information.

The Company excluded the effect of restrictive stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 17,451 and 10,473 for the years ended December 31, 2024 and 2025, respectively.

(17)
Related Party Transactions

The Company leases certain office space and towers from related parties as described below. As a result, the Company has recorded operating lease right-of-use assets of $3.7 million and $2.4 million for the years ended December 31, 2024 and 2025, respectively, and operating lease liabilities of $3.8 million and $2.6 million for the years ended December 31, 2024 and 2025. The operating lease right-of-use assets and operating lease liabilities for the related party leases are reported in the accompanying consolidated balance sheets for the years ended December 31, 2024 and 2025.

Beasley Broadcasting Management, LLC

The Company leases its principal executive offices in Naples, FL from Beasley Broadcasting Management, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on December 31, 2031. Rental expense was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2025, respectively.

Beasley Family Properties, LLC

The Company leased office space for its stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement was terminated on February 6, 2026. For more information, see Note 22 to the consolidated financial statements. Rental expense was $0.2 million for each of the years ended December 31, 2024 and 2025.

Beasley Family Towers, LLC

The Company leases office space for its stations in Fayetteville, NC from BFT. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for each of the years ended December 31, 2024 and 2025.

On October 8, 2024, the Company entered into a common stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of the Company to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. The Company used the net proceeds to fund a portion of the cash payment made to the exchanging holders in the Prior Exchange Offer, and for other corporate purposes.

On December 25, 2024, the 12-month silent period for WAEC-AM in Atlanta, GA expired and the FCC license was terminated. The Company sold the remaining transmitter equipment to Beasley Family Towers, LLC for $0.1 million.

GGB Augusta, LLC

The Company leases land for its stations in Augusta, GA from GGB Augusta, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley and other members of the Beasley family. The lease agreement expires on October 31, 2028. Rental expense was approximately $53,000 and $41,000 for the years ended December 31, 2024 and 2025, respectively.

GGB Las Vegas, LLC

The Company leases office space for its stations in Las Vegas, NV from GGB Las Vegas, LLC, which is controlled by members of the Beasley family. The lease agreement was terminated on June 30, 2025. Rental expense was $0.2 million and $0.1 million for the years ended December 31, 2024 and 2025, respectively.

Wintersrun Communications, LLC

The Company leases a tower for one station in Augusta, GA from Wintersrun. The lease agreement expired on October 15, 2025. Rental expense was approximately $31,000 and $24,000 for the years ended December 31, 2024 and 2025, respectively.

Quu, Inc.

The Company currently holds an investment in Quu, Inc. ("Quu"), a company that provides the Company with access to an application for digital revenue. Payments to Quu for access to the application were $0.5 million for each of the years ended December 31, 2024 and 2025.

Loan to Interactive Life, Inc.

In May 2022, the Company provided a $250,000 loan to Interactive Life, Inc. that accrues interest at 8.625% per annum until the loan’s maturity in March 2026. Interactive Life, Inc. is controlled by Mr. Joseph Harb. The Company currently holds an investment in Quu, a company that is controlled by Mr. Harb. Repayment of the loan to Interactive Life, Inc. is guaranteed by Mr. Harb with 3,333,334 shares of Class A common stock of Quu, Inc.

(18)
Commitments and Contingencies

On August 19, 2025, the Radio Music Licensing Committee ("RMLC") announced that they had entered into settlement agreements with American Society of Composers, Authors, and Publishers ("ASCAP") and BMI concerning licensing arrangements. The settlements established final license fee rates, which apply retrospectively for the period January 1, 2022 through
December 31, 2029. The rate increase results in additional royalties to be paid by the Company to ASCAP and BMI for periods dating back to January 1, 2022. The Company recorded an accrual of $1.5 million related to the ASCAP settlement in the other operating expenses during the third quarter of 2025. In December 2025, the Company was provided with the information necessary to reasonably estimate the additional royalties payable under the BMI settlement and recorded an accrual of $1.4 million in other operating expenses during the fourth quarter of 2025.

The Company has various commitments for rating services and on-air programming including sports broadcast rights for the Boston Bruins, Boston Celtics, and New England Patriots. As of December 31, 2025, future minimum payments for the next five years and thereafter are summarized as follows:

2026	$22,850,000
2027	23,250,000
2028	7,287,500
2029	7,525,000
2030	7,525,000
Thereafter	22,200,000
Total	$90,637,500

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

The estimated fair value of the Company’s Notes, based on available market information, was $136.5 million and $100.2 million as of December 31, 2024 and 2025, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Notes.

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

Reportable segment information for the year ended December 31, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$156,467,315	$49,472,312	$—	$205,939,627
Operating expenses	148,954,220	37,661,036	—	186,615,256
Corporate expenses	—	—	14,364,287	14,364,287
Depreciation and amortization	5,736,078	77,395	518,379	6,331,852
FCC licenses impairment losses	224,815,149	—	—	224,815,149
Other operating expenses	3,487,147	—	—	3,487,147
Operating income (loss)	$(226,525,279)	$11,733,881	$(14,882,666)	$(229,674,064)

	Audio	Digital	Corporate	Total
Capital expenditures	$2,925,168	$—	$1,910,556	$4,835,724

Reportable segment information for the year ended December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$193,561,279	$46,730,332	$—	$240,291,611
Operating expenses	160,575,045	41,193,712	—	201,768,757
Corporate expenses	—	—	17,272,696	17,272,696
Depreciation and amortization	6,379,197	173,164	683,699	7,236,060
Goodwill impairment losses	—	922,000	—	922,000
Operating income (loss)	$26,607,037	$4,441,456	$(17,956,395)	$13,092,098

	Audio	Digital	Corporate	Total
Capital expenditures	$2,463,014	$—	$550,654	$3,013,668

Reportable segment information as of December 31, 2025 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$38,894,643	$—	$4,206,678	$43,101,321
FCC licenses	154,711,200	—	—	154,711,200
Other intangibles, net	1,412,901	—	—	1,412,901
Net assets held for sale	5,734,281	—	—	5,734,281

Reportable segment information as of December 31, 2024 is as follows:

	Audio	Digital	Corporate	Total
Property and equipment, net	$44,089,751	$63,220	$2,848,007	$47,000,978
FCC licenses	392,259,831	—	—	392,259,831
Other intangibles, net	1,574,817	327,618	179,663	2,082,098

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

(22)
Subsequent Events

Transaction Support Agreement and Exchange Offer

On March 20, 2026, the Company and Beasley Mezzanine Holdings, LLC (the “Issuer”), an indirect subsidiary of the Company, entered into a transaction support agreement (the “Transaction Support Agreement”) with certain holders of the Existing Notes (the “Supporting Holders”) representing a majority of the aggregate outstanding principal amount of the Existing First Lien Notes and a majority of the aggregate outstanding principal amount of the Existing Second Lien Notes. The Transaction Support Agreement provides for support of certain refinancing transactions (the “Refinancing Transactions”), to be undertaken by the following: (i) an exchange offer (the “Exchange Offer”) to exchange any and all of the Existing Second Lien Notes for newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 (“2027 PIK Notes”) at an exchange ratio of 50.0% of the aggregate principal amount (or $500 per $1,000 of principal amount) of the Existing Second Lien Notes tendered for exchange, to be issued subsequent to the issuance of this Annual Report, (ii) an offer to purchase (the “Tender Offer” and, together with the Exchange Offer, the “Offers”) up to $15.9 million of the Existing First Lien Notes for purchase at a price equal to 100% of the par value thereof and (iii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the existing indentures governing the Existing Notes (the “Existing Indentures”) to, among other things, (x) adopt certain proposed amendments to the Existing Indentures and (y) release all of the Collateral securing the Existing Second Lien Notes. The Refinancing Transactions are expected to be consummated on the terms set forth in an offering memorandum and solicitation statement provided to holders of the Existing Notes.

Pursuant to the Transaction Support Agreement, the Supporting Holders have agreed to, among other things, (i) tender all of their Existing Notes in the Offers and (ii) provide their related consents under the Consent Solicitations. The Supporting Holders’ obligations under the Transaction Support Agreement are conditioned upon holders holding 100% of the aggregate principal amount of the Existing Second Lien Notes tendering their Existing Second Lien Notes pursuant to the Exchange Offer and providing their consents to the Consent Solicitations (the “Minimum Participation Condition”), as well as certain other customary conditions. The Initial Supporting Holders (as defined in the Transaction Support Agreement) may waive the Minimum Participation Condition in their sole and absolute discretion. Satisfaction of the Minimum Participation Condition may not be known until the expiration date of the Exchange Offer, which is currently expected to be on April 16, 2026.

In connection with the Company’s and the Issuer’s entry into the Transaction Support Agreement, on March 20, 2026, the Issuer commenced the Refinancing Transactions. On March 26, 2026, the early first lien tender date, holders of the Existing First Lien Notes had validly tendered $30.9 million aggregate principal amount of Existing First Lien Notes in the Tender Offer, and the Issuer accordingly accepted $15.9 million of such tenders in accordance with the terms of the Tender Offer. On March 30, 2026, the Issuer completed the purchase of $15.9 million aggregate principal amount of Existing First Lien Notes pursuant to the Tender Offer, and $15.0 million aggregate principal amount of Existing First Lien Notes remain outstanding as of such date. As of the date of this filing, approximately 97% of the aggregate principal amount of the Existing Second Lien Notes have validly tendered in the Exchange Offer and provided consents to the proposed amendments to the Existing Second Lien Notes Indenture. Assuming the requisite conditions for consummation of the Refinancing Transactions are satisfied, the Company expects the Refinancing Transactions to settle on or around April 20, 2026.

The Transaction Support Agreement includes representations, warranties, covenants and closing conditions customary for agreements of this type. Pursuant to the terms of the Transaction Support Agreement, at the closing of the Offers, the Company will appoint an independent director selected by the Initial Supporting Holders as a member of the Company’s Board of Directors. The Transaction Support Agreement also grants the Initial Supporting Holders the right, commencing 270 days after closing of the Offers, to propose three candidates for an additional independent director to be selected and appointed by the Company, and to participate in the formation of a strategic alternatives committee of the Board of Directors, in each case subject to certain terms and conditions contained in the Transaction Support Agreement. In addition, the Transaction Support Agreement provides that certain actions, including any insolvency proceeding or bankruptcy filing of the Company, must be authorized by the independent director appointed pursuant to the Transaction Support Agreement. The Transaction Support Agreement will, among other circumstances, terminate upon the earlier of: (a) mutual written consent of the Company and the Supporting Holders, (b) on the settlement date of the Offers or (c) on May 15, 2026, if the Refinancing Transactions have not yet been consummated.

The 2027 PIK Notes will mature on December 31, 2027, subject to a springing maturity condition. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027 the Company and its subsidiaries have not entered into one or more binding agreements for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, that would be sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the remaining Existing First Lien Notes and the 2027 PIK Notes will mature on such date or (ii) an event of default with respect to a breach of the governance covenants set forth in the Transaction Support Agreement has occurred, the 2027 PIK Notes will mature on the date such event of default occurred.

The indenture governing the 2027 PIK Notes will include an equity conversion feature. Holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of our Class A common stock and Class B common stock on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurs). If such election is made, the holders would receive shares representing, in the aggregate, up to 95% of the issued and outstanding Class A common Stock and Class B common Stock, on a fully diluted basis, subject to reduction based on the amount of cash payments made to holders in respect of principal of the 2027 PIK Notes prior to the conversion date. The equity conversion is subject to obtaining prior approval of the FCC and compliance with applicable FCC foreign ownership rules.

Pursuant to the Transaction Support Agreement and the Refinancing Transactions, the Company expects to enter into an asset-based credit facility (the “ABL Credit Facility”) pursuant to a credit agreement (the “ABL Credit Agreement”) with a principal amount of up to $35.0 million. The ABL Credit Agreement is expected to permit the borrowers thereunder to request increases in the revolving commitments under the ABL Credit Facility from time to time, subject to a cap and customary conditions. Borrowings under the ABL Credit Facility are expected to bear interest, at the borrowers’ option, at term SOFR or base rate, plus, in each case, an interest rate spread to be agreed. The ABL Credit Facility is expected to mature three years from the closing date thereof. The ABL

Credit Facility is expected to be secured by a first-priority lien on accounts receivable and related assets of the Issuer and certain of its subsidiaries and a third-priority lien on certain other assets of the Issuer and certain of its subsidiaries. The obligations of the borrowers under the ABL Credit Agreement are expected to be guaranteed by the guarantors of the Existing Notes. The ABL Credit Agreement is expected to include, among other things, certain customary conditions precedent that must be satisfied prior to any borrowing, customary affirmative and negative covenants and customary events of default. The ABL Credit Agreement is expected to provide that, upon the occurrence and during the continuance of an event of default, the revolving commitments may be terminated, and all outstanding obligations under the ABL Credit Facility may be declared immediately due and payable. There are no assurances that the ABL Credit Agreement will be entered into on the terms set forth above or at all.

On February 2, 2026, the Issuer elected to utilize the 30-day grace period for the interest payments due on Sunday, February 1, 2026 (and payable on Monday, February 2, 2026, the next succeeding business day) (i) in the amount of approximately $8.5 million under the Second Lien Notes pursuant to the terms of the Second Lien Notes Indenture and (ii) in the amount of approximately $1.7 million under the First Lien Notes pursuant to the terms of the First Lien Notes Indenture. On March 2, 2026, the Issuer deposited funds with the trustee for the First Lien Notes for payment in full of all defaulted interest pursuant to the First Lien Notes Indenture. Pursuant to the terms of the Exchange Offer, eligible holders who participate in the Exchange Offer are entitled to receive additional 2027 PIK Notes for all accrued and unpaid interest, including the defaulted interest, at an exchange ratio of 50.0%.

Disposition

On February 6, 2026, the Company completed the sale of substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash and substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. The Company recorded a gain on disposition of $12.2 million during the first quarter of 2026.

BEASLEY BROADCAST GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2024 and 2025

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2024:
Valuation allowance for deferred tax assets	296,180	—	296,180	—
Year ended December 31, 2025:
Valuation allowance for deferred tax assets	—	15,798,830	—	15,798,830

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this report.

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

There has been no change in our internal control over financial reporting during the Company’s fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and its Committees” and “Executive Officers” in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2026 (“2026 Proxy Statement”). If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated in this report by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement. The information relating to our Code of Business Conduct and Ethics is incorporated in this report by reference to the information set forth under the caption "Code of Business Conduct and Ethics" in our 2026 Proxy Statement.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Compensation” in our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees” in our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees, Other Fees and Services of Independent Registered Public Accountants” in our 2026 Proxy Statement.

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

4.6	Exchange Notes Supplemental Indenture, dated as of October 30, 2025 (incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.'s Current Report on Form 8-K filed November 3, 2025).

4.7	New Notes Supplemental Indenture, dated as of October 30, 2025 (incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.'s Current Report on Form 8-K filed November 3, 2025).

4.8	Exchange Notes Supplemental Indenture, dated as of November 12, 2025 (incorporated by reference to Exhibit 99.1 to Beasley Broadcast Group, Inc.'s Current Report on Form 8-K filed November 13, 2025).

4.9	New Notes Supplemental Indenture, dated as of November 12, 2025 (incorporated by reference to Exhibit 99.2 to Beasley Broadcast Group, Inc.'s Current Report on Form 8-K filed November 13, 2025).

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

10.10**

Form of Director Restricted Stock Unit Agreement for use under the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 13, 2025).

10.11**

Executive employment agreement by and between Beasley Broadcast Group, Inc. and Caroline Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.12**

Executive employment agreement by and between Beasley Broadcast Group, Inc. and Brian Beasley dated as of September 20, 2021 (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on September 24, 2021).

10.13**

Performance incentive plan of Beasley Broadcast Group, Inc. (incorporated by reference to Appendix A to Beasley Broadcast Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 11, 2012).

10.14**

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

10.16**

Letter Agreement by and between Beasley Broadcast Group, Inc. and Brian E, Beasley, dated as of August 14, 2024. (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2024).

10.17**

Executive Employment Agreement dated as of October 23, 2024 between Beasley Broadcast Group, Inc. and Lauren Burrows Coleman. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on October 25, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed March 26, 2025).

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

97.1

Beasley Broadcast Group, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed March 26, 2025).

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

BEASLEY BROADCAST GROUP, INC.

By:	/s/ CAROLINE BEASLEY
Caroline Beasley Chief Executive Officer

Date:	April 8, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLINE BEASLEY Caroline Beasley	Chairman of the Board and Chief Executive Officer (principal executive officer and principal financial officer)	April 8, 2026

/s/ BRUCE G. BEASLEY Bruce G. Beasley	President and Director	April 8, 2026

/s/ BRIAN E. BEASLEY Brian E. Beasley	Chief Operating Officer and Director	April 8, 2026

/s/ SHAUN P. GREENING Shaun P. Greening	Chief Accounting Officer (principal accounting officer)	April 8, 2026

/s/ PETER A. BORDES Peter A. Bordes	Director	April 8, 2026

/s/ MICHAEL J. FIORILE Michael J. Fiorile	Director	April 8, 2026

/s/ GORDON H. SMITH Gordon H. Smith	Director	April 8, 2026