Form 10-K/A
period 2025-12-31
BEASLEY BROADCAST GROUP INC
filed 2026-04-28
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(239) 263-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, par value $.001 per share	BBGI	Nasdaq Stock Market

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

Class A Common Stock, $.001 par value, 973,170 Shares Outstanding as of April 1, 2026

Class B Common Stock, $.001 par value, 833,137 Shares Outstanding as of April 1, 2026

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2025 of Beasley Broadcast Group, Inc. (the “Company,” “Beasley,” “we,” “our” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2026 (the “Form 10-K”), to provide the information required by Part III that was intended to be incorporated by reference from the Company’s definitive proxy statement related to its 2026 annual meeting of stockholders. This Amendment is required because such proxy statement will not be filed within the required time period for incorporation by reference.

Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this Amendment. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the proxy statement is hereby deleted and the name of the stock exchange on the cover page has been updated. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Amendment, the Company’s Chief Executive Officer (the principal executive officer and principal financial officer) has reissued applicable portions of her certification required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment. Accordingly, Part IV, Item 15 of this Amendment reflects the filing herewith of Exhibit 31.2.

With the exception of the foregoing, no other information in the Form 10-K has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a brief description of each member of the Board of Directors (“Board”) of the Company, including their principal occupation and relevant background as of the date of this Amendment.

DIRECTORS

Michael J. Fiorile, age 71, was appointed to the Board on January 23, 2018. He has served as Chairman of The Dispatch Printing Company, a privately owned, regional broadcast media and real estate company, from July 2016 until December 2020. Prior to his retirement in November of 2019 from his role as the Chief Executive Officer of The Dispatch Printing Company, Mr. Fiorile served as the company’s Vice Chairman and Chief Executive Officer from September 2015 until July 2016; as its President and Chief Executive Officer from January 2013 until September 2015; as its President and COO from January 2008 until January 2013; and as its President from January 2005 until January 2008. He also served as Chairman and Chief Executive Officer of Dispatch Broadcast Group, which includes television and radio stations, from July 2016 until December 2019 and previously held several executive positions within Dispatch Broadcast Group since 1994. Mr. Fiorile was a director of State Auto Mutual Insurance Companies from 2003 until March 2020 and a director of State Auto Financial Corporation from 2015 until March 2022, where he served as Chair of the Nominating and Governance Committee and Chair of the Risk Committee, until these companies were sold in a transaction that closed in March of 2022. Mr. Fiorile served on the Board of Directors of Broadcast Music, Inc. (“BMI”) until February of 2024, including serving as the Chairman of its Board and on its Executive, Finance and Budget and Compensation Committees and as the Chairperson of the Audit Committee. He also previously served as Chairperson of the Audit Committee for the National Association of Broadcasters (“NAB”). Mr. Fiorile’s qualifications for election to the Board include his extensive knowledge of the media industry and significant executive management experience gained through his service as senior executive and chief executive officer of media companies.

Gordon H. Smith, age 73, was appointed to the Board on May 25, 2022. He served as the president and Chief Executive Officer of the NAB from November 2009 until his transition to special advisor at the end of 2021. Prior to joining NAB, he served as a two-term U.S. Senator from Oregon from 1997 until 2009, and later as senior advisor in the Washington office of Covington & Burling, LLP. During his tenure at NAB, the association played a pivotal role on a number of significant issues affecting broadcasters, including the preservation and modernization of the music licensing and copyright system and reviews of media ownership rules. As a U.S. Senator, Mr. Smith’s committee assignments included the Senate’s Commerce, Science and Transportation Committee, the panel that oversees all broadcast related legislation. He also served on the Senate’s Energy and Natural Resources Committee, Finance Committee and Foreign Relations Committee. Mr. Smith’s role on the Commerce Committee and as Chairman of a Senate High Tech Task Force helped foster his interest in new media and technology issues. Mr. Smith has served as a director for Host Hotels and Resorts, Inc. since 2009, and presently serves as Independent Lead Director and Chairman of the Nominating, Governance and Corporate Responsibility Committee. Mr. Smith attended college at Brigham Young University, received a Juris Doctorate degree from Southwestern University School of Law in Los Angeles, and practiced law in New Mexico and Arizona. Mr. Smith’s qualifications for election to the Board include his regulatory and legislative experience and knowledge in the broadcast and media industry.

Caroline Beasley, age 63, was appointed Chief Executive Officer of the Company on January 1, 2017, previously serving as interim Chief Executive Officer from March 18, 2016, until December 31, 2016, and as Executive Vice President, Chief Financial Officer, Treasurer and Secretary beginning in 1994. She has served as the Principal Financial Officer of the Company since October 17, 2025. Ms. Beasley joined the Company in 1983, having held a position as a Director of the Company since that time. Over her tenure prior to 1994, she served in various positions. Ms. Beasley was elected to the BMI Board of Directors in 2014 and served as the Chairperson from October of 2020 until February of 2024. In addition, she previously served on the Executive Committee and Radio Executive Committee of the Board of Directors of the NAB. Ms. Beasley is a past Joint Board Chairman of the NAB Board of Directors. Ms. Beasley has also served on the Board of Directors of the Broadcasters Foundation of America since 2016. In 2017, Ms. Beasley was honored by Radio Ink magazine as Radio Executive of the Year. Ms. Beasley has been named one of the “40 Most Powerful People in Radio” in 2011, 2012, 2016, 2017, 2018, 2021, 2022, 2023, 2024 and 2025, and was named “Radio Executive of the Year” in 2019. She was awarded the NAB National Radio Award in 2022. She was inducted into the Broadcasting and Cable Hall of Fame in 2023 and recognized as a Giant of Broadcasting by the Library of American Broadcasting Foundation that same year. She serves on the NAB Leadership Foundation Board. She was the Chairperson of the Access to Capital Working Group at the Federal Communications Commission (“FCC”) in 2019 and 2021. Ms. Beasley has a B.S. degree from the University of North Carolina. Ms. Beasley is the daughter of the late George G. Beasley and the sister of Bruce G. Beasley and Brian E. Beasley. Ms. Beasley’s qualifications for election to the Board include her valuable financial expertise, gained through her experience in various capacities at the Company over the past 40 years. Ms. Beasley also has gained valuable insight into the radio broadcast industry through her service on the boards of the industry groups mentioned above.

Brian E. Beasley, age 66, was appointed the Company’s Chief Operating Officer on January 1, 2017. He previously served as Vice President of Operations from 1997 until December 2016. He has served on the Board since 1982. He brings 40 years of media experience to this position. Mr. Beasley serves on the Board of Directors of the Radio Advertising Bureau and has served on the Board of Directors of the North Carolina Association of Broadcasters. Mr. Beasley earned a B.S. degree from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of Bruce G. Beasley and Caroline Beasley. Mr. Beasley’s qualifications for election to the Board include his valuable experience and knowledge of day-to-day operations at the Company. He has gained this experience by serving at all levels of our organization, from Account Executive to his current position as Chief Operating Officer.

Bruce G. Beasley, age 68, has served as Beasley Broadcast Group, Inc.’s President since 1997, Vice Chair since 2024, Chief Operating Officer from 2006 through 2016, Co-Chief Operating Officer from February 2001 until February 2006, and on the Board since 1980. He began his career in the broadcasting business with the Company in 1975 and since that time has served in various capacities, including General Sales Manager of a radio station, General Manager of a radio station and Vice President of Operations of the Company. Mr. Beasley serves on the Board of Directors of the Radio Advertising Bureau. Mr. Beasley has a B.S. degree from East Carolina University. Mr. Beasley is the son of George G. Beasley and the brother of Caroline Beasley and Brian E. Beasley. Mr. Beasley’s qualifications for election to the Board include his extensive knowledge of the radio broadcast industry gained through his service at all levels of employment with the Company, from station sales manager to his current position as President.

Peter A. Bordes, Jr., age 63, has served on the Board since November 2016. Mr. Bordes was one of the owners of Greater Media, Inc., where he served as a member of its Board of Directors from 2008 until October 2016. Mr. Bordes is currently CEO of Collective Audience (Nasdaq: CAUD), a digital advertising and media technology cloud infrastructure company. Mr. Bordes is a founder of Trajectory Ventures and Trajectory Capital Partners, a venture capital company investing in disruptive innovation driving global digital transformation, and has served as a Managing Partner since March 2012. Mr. Bordes served as the Chief Executive Officer of Kubient, Inc. from May 15, 2019 until October 31, 2020. From November 2018 that to June 2019, Mr. Bordes served as the Chairman and Co-Founder of MainBloq, a cloud-based modular platform for trading digital currencies and investing in digital assets. From January 2017 to June 2019, Mr. Bordes served as the Co-Founder and Director of TruVest, a sustainable affordable housing, real estate investment, development and technology company. From January 2011 to June 2019, Mr. Bordes served as Chairman and Chief Executive Officer of OneQube, Inc., a digital audience management platform. From June 2004 to August 2011, Mr. Bordes was a Co-Founder and Chief Executive Officer of MediaTrust, a real-time performance marketing advertising exchange for direct response marketing. Mr. Bordes’ current board services include New England College, Fraud.net, Hoo.be, BeeLine, Syncware, Fernhill Corp and Ocearch. Mr. Bordes holds a Bachelor of Arts from New England College. Mr. Bordes’ qualifications for election to the Board include his years of service on the Board of Directors of Greater Media, Inc., as well as his involvement in media, advertising technology and venture capital entities.

Below is a brief description of the executive officers of Beasley, including their principal occupation and relevant background as of the date of this Amendment. Each executive’s business experience is described under “Directors” above, except Mr. Ornelas whose experience is described below.

EXECUTIVE OFFICERS

Name	Age	Position
Caroline Beasley	63	Chair and Chief Executive Officer
Bruce G. Beasley	68	President and Director
Brian E. Beasley	66	Chief Operating Officer and Director
Chris Ornelas	57	General Counsel and Secretary

Chris Ornelas, age 57, was appointed General Counsel of the Company on February 1, 2020. Prior to joining Beasley, Mr. Ornelas spent nearly a decade serving as Chief Operating and Strategy Officer of the NAB, where he oversaw operations of and provided strategic guidance to NAB’s advocacy teams to address diverse legal and policy issues facing broadcasters. Mr. Ornelas also served as Chief Counsel on Communications and Technology Policy in former Senator Gordon Smith’s U.S. Senate Office, where he oversaw all matters relating to communications, media, entertainment, and technology before the Senate Commerce Committee. Mr. Ornelas’s career also includes nearly a decade in the Washington office of law firm Wilkinson Barker Knauer, LLP, where he represented broadcast clients on policy, regulatory and transactional matters before the FCC. He served on the Board of Directors for the Congressional Hispanic Caucus Institute from 2017 until 2019 and the Asian Pacific American Institute for Congressional Studies from 2014 until 2019. He currently serves on the Board of Directors of the Radio Music Licensing Committee and Executive Committee of the Board of Directors of the National Association of Broadcasters in his capacity as Chairman of the Radio Board. Mr. Ornelas earned a Juris Doctorate degree from the American University Washington College of Law and a Bachelor of Arts in Rhetoric and Communications Studies from the University of Virginia.

THE BOARD AND ITS COMMITTEES

Committees of the Board

During 2025, the Board had an Audit Committee, a Compensation Committee, and a Governance Committee.

The Board currently does not have a nominating committee or a committee performing the functions of a nominating committee. The Board is not required to have a nominating committee because the Company is a controlled company as defined in The Nasdaq Stock Market (“Nasdaq”) Listing Rules and believes it is appropriate for the full Board to perform the nominating functions. Although there are no formal procedures for stockholders to nominate persons to serve as directors, the full Board will consider recommendations from stockholders in the same manner and using the same criteria as for other candidates. Candidate recommendations should be addressed to Chris Ornelas, Secretary, Beasley Broadcast Group, Inc., 3033 Riviera Drive, Suite 200, Naples, Florida 34103. The Company has not adopted a formal process because it believes that the informal consideration process has been adequate to date.

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Mr. Fiorile, Mr. Smith and Mr. Bordes, each of whom qualifies as independent under Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Fiorile is an “audit committee financial expert” as that term is defined in the Exchange Act. The purpose and responsibilities of the Audit Committee, as set forth in its written charter, include:

•
Overseeing the integrity of the Company’s financial statements;
•
Overseeing the Company’s compliance with legal and regulatory requirements;
•
Appointing and retaining independent auditors to conduct the annual audit of the Company’s financial statements;
•
Overseeing the independent auditor’s qualifications and independence;
•
Overseeing the performance of the Company’s independent auditor;
•
Reviewing the proposed scope of the audit and approving the audit fees to be paid;
•
Reviewing the Company’s accounting and financial controls with the independent auditors and its financial and accounting staff; and
•
Reviewing and approving transactions, other than compensation matters, between the Company and its directors, officers and affiliates.

The Audit Committee met four times and acted via unanimous written consent twice during 2025. The current charter of the Audit Committee is available on the Company’s website at www.bbgi.com/corporate-governance.

The Compensation Committee consists of Messrs. Fiorile, Smith and Bordes, each of whom qualifies as independent under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing compensation policies for the Company’s executive officers, including the Chief Executive Officer, and reviewing the Company’s compensation plans to ensure that they meet corporate objectives. The responsibilities of the Compensation Committee also include administering and interpreting the Company’s equity incentive award plans. The Compensation Committee met one time during 2025. As a “controlled company,” the Compensation Committee is not required to, and does not, have a charter.

The Governance Committee consists of Messrs. Fiorile, Smith and Bordes, each of whom qualifies as independent under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Governance Committee is responsible for developing and recommending to the Board corporate governance guidelines, reviewing the Company’s Code of Business Conduct and Ethics and recommending any changes to the Board, overseeing the annual self-evaluation of the Board and making recommendations to the Board regarding governance matters, including, but not limited to, the Company’s Certificate of Incorporation, Bylaws and committee charters. The Governance Committee met once during 2025. The current charter of the Governance Committee is available on the Company’s website at www.bbgi.com.

Stockholder Communication with Board Members

Although the Company has not to date developed formal processes by which stockholders may communicate directly to directors, it believes that the informal process (in which stockholder communications received by the Secretary for the Board’s attention, or summaries thereof, will be forwarded to the Board) has served the Board’s and the stockholders’ needs. In view of SEC disclosure requirements relating to this issue, the Board may consider developing more specific procedures. Until any other procedures are developed and posted on the Company’s corporate website, any communications to the Board should be sent to it in care of Chris Ornelas, Secretary, Beasley Broadcast Group, Inc., 3033 Riviera Drive, Suite 200, Naples, Florida 34103.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer, which is a “code of ethics” as defined by applicable rules of the SEC. The Code is available on the Company’s website at www.bbgi.com/corporate-governance. A copy may also be obtained upon request from the Secretary of the Company at Beasley Broadcast Group, Inc., 3033 Riviera Drive, Suite 200, Naples, Florida 34103. If the Company makes any amendments to the Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code that applies to the Company’s principal executive officer or principal financial and accounting officer and relates to an element of the SEC’s “code of ethics” definition, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website at www.bbgi.com.

INSIDER TRADING POLICY

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.

ITEM 11. EXECUTIVE COMPENSATION

2025 SUMMARY COMPENSATION TABLE

The following table summarizes total compensation earned by each of our named executive officers, Caroline Beasley, Bruce G. Beasley and Brian E. Beasley, during 2024 and 2025.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total ($)
Caroline Beasley	2025	1,205,960	—	375,000	36,102	(2)	1,617,062
Chief Executive Officer	2024	1,230,973	289,500	283,500	36,021		1,839,994
Bruce G. Beasley	2025	350,402	—	—	58,577	(2)	408,979
President	2024	478,326	104,500	—	60,278		643,104
Brian E. Beasley	2025	633,890	—	125,000	69,034	(2)	827,924
Chief Operating Officer	2024	643,002	244,450	100,000	73,993		1,061,445

(1)
Amounts reported in the Non-Equity Incentive Plan Compensation column represent annual cash bonuses earned for 2024 and 2025, respectively.
(2)
Other compensation includes a car allowance of $12,000 per annum and reimbursement for the named executive officer’s portion of health, dental, vision, life insurance, and long-term and short-term disability insurance premiums.

Employment Agreements

In September 2021, the Company entered into an employment agreement with Caroline Beasley, effective as of July 1, 2021, pursuant to which she serves as Chief Executive Officer. Pursuant to this agreement, Ms. Beasley receives (i) an annual base salary of $1,250,000, subject to adjustment as determined by the Board, (ii) the opportunity to earn an annual bonus award targeted at 100% of her base pay and based on performance under the Company’s performance incentive plan, (iii) payments equal to the amount payable by her for coverage under the Company’s employee benefit plans, plus an additional amount equal to the taxes payable by her as a result of such payments, and (iv) a monthly car allowance of $1,000. On August 14, 2024, the employment agreement was renewed, and the term was extended for an additional three-year period, which expires on July 1, 2027, and is subject to renewal for successive one-year periods upon mutual agreement of the Company and Ms. Beasley in writing. The Company could incur severance obligations under the terms of the employment agreement in the event that Ms. Beasley’s employment is terminated without cause or if she resigns for good reason, or upon her death or termination due to disability, as described in the section entitled “Termination or Change in Control Payments” below.

In August 2024, the Company entered into an amended and restated employment agreement with Bruce G. Beasley, effective as of August 14, 2024, pursuant to which he serves as President. Pursuant to this agreement, Bruce Beasley receives (i) an annual base salary of $400,000, subject to adjustment as determined by the Board, (ii) the opportunity to earn an annual bonus award in an amount determined by the Compensation Committee based on criteria established by the Compensation Committee, and (iii) payments equal to the amount payable by him for coverage under the Company’s employee benefit plans, premiums for Medicare supplemental insurance, plus an additional amount equal to the taxes payable by him as a result of such payments. The initial term of the employment agreement expires on July 1, 2027 and is subject to renewal for successive one-year periods upon mutual agreement of the Company and Bruce Beasley in writing. The Company could incur severance obligations under the terms of the employment agreement in the event that Bruce Beasley’s employment is terminated without cause or if he resigns for good reason, or upon his death or termination due to disability, as described in the section entitled “Termination or Change in Control Payments” below.

In September 2021, the Company entered into an employment agreement with Brian E. Beasley, effective as of July 1, 2021, pursuant to which he serves as Chief Operating Officer. Pursuant to this agreement, Brian Beasley receives (i) an annual base salary of $700,000, subject to adjustment as determined by the Board, (ii) the opportunity to earn an annual bonus award targeted at 75% of his base pay and based on performance under the Company’s performance incentive plan, (iii) payments equal to the amount payable by him for coverage under the Company’s employee benefit plans, plus an additional amount equal to the taxes payable by him as a result of such payments, and (iv) a monthly car allowance of $1,000. On August 14, 2024, the employment agreement was renewed, and the term was extended for an additional three-year period which expires on July 1, 2027, and is subject to renewal for successive one-year periods upon mutual agreement of the Company and Brian Beasley in writing. The Company could incur severance obligations under the terms of the employment agreement in the event that Brian Beasley’s employment is terminated without cause or if he resigns for good reason, or upon his death or termination due to disability, as described in the section entitled “Termination or Change in Control Payments” below.

Each of the employment agreements also contains a confidentiality provision and non-competition covenant that applies for one year following termination of employment, except that if a named executive officer is terminated by the Company other than for cause or resigns employment for good reason, then the non-competition period will end on the earliest of one year following termination of employment, the date the executive waives any right to receive severance payments under the employment agreement or the date of termination if the executive is not entitled to receive any severance payments in connection with the employment termination.

Executive Compensation

Our executive compensation program consists primarily of base salary, which is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities, and two forms of incentive compensation, annual cash bonuses and equity awards. The annual cash bonus component is typically designed to convey an immediate recognition of services performed by the recipient, while the equity component is tied to vesting requirements and is designed not only to compensate but also to motivate and retain the recipient over the vesting period.

All of our named executive officers receive an annual base salary and are eligible to receive annual cash bonuses under our Performance Incentive Plan and equity-based awards under our 2025 Equity Incentive Award Plan.

2025 Base Salaries

Our named executive officers receive a base salary to compensate them for services rendered to our Company. The base salaries of our named executive officers are reviewed from time to time and adjusted when our Board or Compensation Committee determines an adjustment is appropriate.

2025 Cash Bonuses

Annual cash bonus awards are determined based upon our Company’s achievement against a pre-established financial performance metric and the Compensation Committee’s subjective assessment of performance. Target bonus award levels are set for each of Caroline Beasley and Brian Beasley, and awards may be earned above or below the target level based on the total performance assessment, as determined by our Compensation Committee, although no pre-set formulas are established for this purpose. Subjective performance factors that are considered from time to time include station ratings, acquisition and divestiture activity, the Company’s ability to manage extraordinary events and market conditions and the Company’s overall performance relative to other similarly situated radio companies. For 2025, the target bonus award levels for Caroline Beasley and Brian Beasley were $1,250,000, and $525,000, respectively. The amount of the cash bonus, if any, for Bruce Beasley is determined by the Compensation Committee based on criteria established by the Compensation Committee in its sole discretion.

In 2025, our Compensation Committee assessed the Company’s achievement against financial performance metrics, and generally determined on a subjective basis that performance satisfied expectations for the year. In making its subjective determination of performance, our Compensation Committee took into account our overall financial and operational performance for the year, including successfully navigating through the operating challenges presented by the continued slow recovery of the US economy after the COVID-19 pandemic as well as efforts to restructure the Company’s debt. Despite the extraordinary efforts from our named executive officers throughout 2025, our named executive officers were awarded below target annual bonuses for the year. The actual cash bonuses earned by our named executive officers for 2025 are as set forth in the 2025 Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

2025 Equity Awards

No equity or equity-based incentive awards were granted to our named executive officers in 2025, though each named executive officer held restricted stock units as of December 31, 2025 as shown in the table entitled “2025 Outstanding Equity Awards at Fiscal Year-End” below.

We do not currently use stock options to compensate our directors, officers or employees.

Retirement Plans

We have a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) that covers eligible employees of the Company and any designated affiliate, including our named executive officers. The 401(k) Plan permits employees to defer up to 100% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. All employees of the Company are eligible to participate in the 401(k) Plan at any time after their date of hire.

2025 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes equity awards outstanding as of December 31, 2025 for each of the named executive officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Caroline Beasley	10,000	(1)	$50,100
Bruce G. Beasley	3,750	(1)	$18,788
Brian E. Beasley	8,500	(1)	$42,585

(1)
The restricted stock units vest on each of June 30, 2026 and 2027, subject to the executive’s continued employment on the vesting date and accelerated vesting of a pro-rata portion of the restricted stock units in the event of the executive’s termination due to the executive’s death or disability.
(2)
Market value was determined by multiplying the number of restricted stock units that have not vested by the closing stock price of $5.01 on December 31, 2025.

TERMINATION OR CHANGE IN CONTROL PAYMENTS

Potential Termination Payments

Each of our named executive officers entered into an employment agreement with us, as described in more detail above under the section entitled “Employment Agreements.” The employment agreements provide that in the event of a termination of the named executive officer by us without “cause,” a resignation by the named executive officer for “good reason,” or termination of the named executive officer due to death or disability, the terminated executive (or, in the case of death, the executive’s estate or legal representative) will be entitled to receive (i) continued payment of the executive’s base salary and the amount payable by the executive for coverage under the Company’s employee benefit plans (including premiums for Medicare supplemental insurance for Bruce Beasley), plus an additional amount equal to the taxes payable by the executive as a result of such benefit plan payments through July 1, 2027, or for one year following termination, whichever is greater, (ii) a lump sum payment equal to $1,250,000 for Caroline Beasley, $600,000 for Bruce Beasley and for Brian Beasley, his annual base salary (computed in accordance with the terms of the employment agreement), or the highest annual bonus paid to the executive over the preceding three-year period, whichever is greater, (iii) payment (without duplication to the amounts described in clause (i)) for benefit coverage pursuant to COBRA for the executive and the executive’s eligible dependents for up to 18 months following termination, and (iv) accelerated vesting of all of the executive’s outstanding equity awards; provided, that, if such termination occurs in connection with or within two years following a change in control, then, if higher than the amounts set forth in clauses (i) and (ii) above, the executive will be entitled to receive, in lieu of such amounts set forth in clauses (i) and (ii) above, a severance payment equal to two times the sum of the executive’s base salary (or $1,200,000 for Bruce Beasley) and the highest annual bonus paid to the executive during the preceding three-year period, which amount shall be paid in a lump sum to the extent a lump sum payment does not result in the imposition of an excise tax under Section 409A of the Internal Revenue Code of 1986, as amended.

Under the employment agreements, “cause” means the executive’s (i) fraud, theft, embezzlement or proven gross negligence in connection with performing the executive’s duties and responsibilities, (ii) conviction of a felony or a crime involving moral turpitude, or (iii) breach of any material provision of the employment agreement, including, without limitation, the restrictive covenants contained therein, subject to an opportunity for notice and cure. Under the employment agreements, “good reason” means the occurrence of any of the following events without the prior written consent of the executive, subject, in each case, to an opportunity for notice and cure, (i) the Company’s failure to make payment or provide benefits to the executive under the employment agreement, (ii) a material diminution in the executive’s base salary, payments for benefit coverage and payments for taxes payable by the executive as a result of such benefit payments, (iii) a material diminution in the executive’s authority, duties or responsibilities, (iv) a material diminution in the budget over which the executive retains authority, (v) a material change in the geographic location at which the executive must perform services under the employment agreement, (vi) any other action or inaction that constitutes a material breach by the Company of the employment agreement, or (vii) a change in control.

Receipt of the severance payments and benefits under each employment agreement is subject to the executive (or the executive’s estate or legal representative) executing a release of claims in our favor.

2025 DIRECTOR COMPENSATION

The Company’s non-employee directors receive fixed annual fees for their services on the Board, including fees for service on the Audit, Compensation, and Governance Committees.

The following table summarizes total compensation earned by each non-employee director during 2025.

Name	Fees Earned or Paid in Cash ($)(1)
Peter A. Bordes, Jr.	$72,500
Michael J. Fiorile	$108,750
Leslie V. Godridge (2)	$40,000
Gordon H. Smith	$83,750
Charles M. Warfield, Jr. (2)	$47,500

(1)
Non-employee members of the Board receive an annual retainer of $65,000. In addition, Mr. Fiorile, who is the lead director, also receives an annual fee of $17,500 for such service. In addition, the chair of the Audit Committee (Mr. Fiorile) and the chair of the Compensation Committee (Mr. Smith) each receives an annual fee of $15,000 for such service. Mr. Fiorile, who is a member of the Compensation Committee, also receives an annual fee of $7,500 for such service. Mr. Smith, who is a member of the Audit Committee, also receives an annual fee of $7,500 for such service. Mr. Bordes, who is a member of both the Audit Committee and the Compensation Committee, also receives an annual fee of $15,000 for such service. Employee members of the Board, including our named executive officers, receive no additional compensation for their services provided as a director.
(2)
Ms. Godridge and Mr. Warfield did not stand for re-election at our 2025 annual meeting of stockholders, and amounts shown represent their partial years of service on the Board and committees.

None of our non-employee directors held any outstanding options or unvested stock awards as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 21, 2026 by:

•
Each person who is known by the Company to own beneficially more than 5% of our Class A Common Stock or Class B Common Stock;
•
Each of the Company’s directors;
•
Each of the named executive officers; and
•
All executive officers and directors as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Each stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder at any time and are all deemed outstanding for calculating the percentage of outstanding shares of the person holding those shares of Class B Common Stock but are not deemed outstanding for calculating the percentage of any other person. Shares of Class A Common Stock subject to options currently exercisable or exercisable within 60 days of April 21, 2026 are deemed outstanding for calculating the percentage of outstanding shares of the person holding those options but are not deemed outstanding for calculating the percentage of any other person. Restricted shares of Class A Common Stock that are currently vested or that will be vested within 60 days (but no other shares of restricted common stock) are deemed outstanding for calculating the percentage of outstanding shares of the person holding those shares of restricted stock. All restricted shares of Class A Common Stock currently outstanding, whether or not vested, are deemed outstanding for calculating the aggregate number of shares outstanding. The address of each beneficial owner, unless stated otherwise, is c/o Beasley Broadcast Group, 3033 Riviera Drive, Suite 200, Naples, Florida 34103.

	Common Stock
	Class A (1)			Class B
Name and Address of Beneficial Owner	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Percent of Total Economic Interest (2)	Percent of Total Voting Power (3)
Caroline Beasley	34,668	(4)	3.6%	58,586	(5)	7.0%	5.2%	6.7%
Bruce G. Beasley	24,573	(6)	2.5	58,586	(7)	7.0	4.6	6.6
Brian E. Beasley	28,240	(8)	2.9	53,539	(9)	6.4	4.5	6.1
Peter A. Bordes, Jr.	30,116	(10)	3.1	—		—	1.7	*
Michael J. Fiorile	10,475		1.1	—		—	*	*
Gordon H. Smith	7,972		*	—		—	*	*
Entities affiliated with the Beasley family	112,855	(11)	11.6	511,320	(12)	61.4	34.6	56.2
GAMCO Investors, Inc.	83,654	(13)	8.6	—		—	4.6	*
Turning Rock Capital Partners, LP	72,557	(14)	7.5	—		—	4.0	*
Bradley C. Beasley	7,935	(15)	*	60,148	(16)	7.2	3.8	6.5
Robert E. Beasley	826	(17)	*	40,749	(18)	4.9	2.3	4.4
Stephen F. Lappert	47,934	(19)	4.9	—		—	2.7	*
All directors and executive officers as a group (7 persons)	253,794		26.1%	682,031		81.9%	51.8%	76.0%

* Less than one percent.

(1)
For the purpose of calculating the percentage of Class A Common Stock held by each stockholder, the total number of shares of Class A Common Stock outstanding does not include the shares of Class A Common Stock issuable upon conversion of the outstanding shares of Class B Common Stock.
(2)
The percent of total economic interest for each beneficial owner is based on the number of shares beneficially owned of Class A Common Stock plus the number of shares beneficially owned of Class B Common Stock divided by the sum of (i) 973,170 shares of Class A Common Stock outstanding; (ii) 833,137 shares of Class B Common Stock outstanding; and (iii) if applicable, the number of shares of Class A Common Stock issuable upon exercise of options held by such person that are currently exercisable or will be exercisable before June 21, 2026.

(3)
The percent of total voting power for each beneficial owner is based on the number of shares beneficially owned of Class A Common Stock, which carry one vote per share, plus the number of shares beneficially owned of Class B Common Stock, which carry ten votes per share, multiplied by ten, divided by the sum of (i) 973,170 shares of Class A Common Stock outstanding; (ii) 833,137 shares of Class B Common Stock outstanding multiplied by ten to reflect the ten votes per share for Class B Common Stock; and (iii) if applicable, the number of Class A Common Stock issuable upon exercise of options held by such person that are currently exercisable or will be exercisable before June 21, 2026.
(4)
Includes (i) 34,572 shares held by the beneficial owner; and (ii) 96 shares held by the George G. Beasley Trust f/b/o Barbara Caroline Beasley u/a/d 6/2/21.
(5)
Includes (i) 27,664 shares held by the Barbara Caroline Beasley Revocable Trust dated April 14, 1998; (ii) 24,788 shares held by the George G. Beasley Trust f/b/o Barbara Caroline Beasley u/a/d 12/9/08; and (iii) 6,134 shares held by the George G. Beasley Trust f/b/o Barbara Caroline Beasley u/a/d 6/2/21.
(6)
Includes (i) 24,477 shares held by the beneficial owner; and (ii) 96 shares held by the George G. Beasley Trust f/b/o Bruce G. Beasley u/a/d 6/2/21.
(7)
Includes (i) 27,664 shares held by the Bruce G. Beasley Revocable Trust dated June 19, 2006; (ii) 24,788 shares held by the George G. Beasley Trust f/b/o Bruce G. Beasley u/a/d 12/9/08; and (iii) 6,134 shares held by the George G. Beasley Trust f/b/o Bruce G. Beasley u/a/d 6/2/21.
(8)
Includes (i) 27,464 shares held by the beneficial owner; (ii) 96 shares held by the George G. Beasley Trust f/b/o Brian E. Beasley u/a/d 6/2/21; and (iii) 680 shares held by the beneficial owner’s children.
(9)
Includes (i) 9,827 shares held by the Brian E. Beasley Revocable Trust dated June 17, 2003; (ii) 37,578 shares held by the George G. Beasley Trust f/b/o Brian E. Beasley u/a/d 12/9/08; and (iii) 6,134 shares held by the George G. Beasley Trust f/b/o Brian E. Beasley u/a/d 6/2/21.
(10)
Includes (i) 5,628 shares of Class A Common Stock owned of record by Mr. Bordes; and (ii) 24,488 shares of Class A Common Stock owned of record by the Peter A. Bordes, Jr. 2009 Gift Trust (the “Gift Trust”), of which Mr. Bordes is co-trustee.
(11)
Includes: (i) 56,864 shares of Class A Common Stock held of record by Beasley Family Towers, LLC; (ii) 53,580 shares of Class A Common Stock held of record by GGB Family Limited Partnership; (iii) 2,387 shares of Class A Common Stock held of record by GGB II Family Limited Partnership; and (iv) 24 shares of Class A Common Stock held of record by GGB Family Enterprises, Inc. GGB Family Enterprises, Inc. is the general partner of each of GGB Family Limited Partnership and GGB II Family Limited Partnership. GGB Family Enterprises, Inc. is controlled by five trusts that are in turn controlled by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, Bradley C. Beasley and Robert E. Beasley. Each of them disclaims beneficial ownership of the securities held of record by Beasley Family Towers, LLC, GGB Family Enterprises, Inc., GGB Family Limited Partnership, and GGB II Family Limited Partnership.
(12)
Includes (i) 16,609 shares of Class B Common Stock held of record by GGB Family Limited Partnership; and (ii) 494,711 shares of Class B Common Stock held of record by GGB II Family Limited Partnership. GGB Family Enterprises, Inc. is the general partner of each of GGB Family Limited Partnership and GGB II Family Limited Partnership. GGB Family Enterprises, Inc. is controlled by five trusts that are in turn controlled by Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, Bradley C. Beasley and Robert E. Beasley. Each of them disclaims beneficial ownership of the securities held of record by Beasley Family Towers, LLC, GGB Family Enterprises, Inc., GGB Family Limited Partnership, and GGB II Family Limited Partnership.
(13)
Includes (i) 21,500 shares held by Gabelli Funds, LLC; (ii) 54,954 shares held by GAMCO Asset Management, Inc.; (iii) 5,000 shares held by Gabelli Foundation, Inc. and (iv) 2,200 shares held by Teton Advisors, Inc. The information presented is based on a Schedule 13D/A filed with the SEC on November 12, 2025 by GAMCO Investors, Inc. The business address for GAMCO Investors, Inc. is One Corporate Center, Rye, NY 10580.
(14)
Includes 72,557 shares held by Turning Rock Capital Partners, LP. The information presented is based on a Schedule 13G filed with the SEC on April 17, 2026 by Turning Rock Capital Partners, LP. The business address for Turning Rock Capital Partners, LP is 6818 Stonesthrow Cir N #12201 Saint Petersburg, FL 33710.
(15)
Includes (i) 3,923 shares held by the beneficial owner; (ii) 3,211 shares held by the Bradley C. Beasley Revocable Trust dated July 13, 1999; (iii) 96 shares held by the George G. Beasley Trust f/b/o Bradley C. Beasley u/a/d 6/2/21 and (iv) 705 shares held by the beneficial owner’s children.
(16)
Includes (i) 29,226 shares held by the Bradley C. Beasley Revocable Trust dated July 13, 1999; (ii) 24,788 shares held by the George G. Beasley Trust f/b/o Bradley C. Beasley u/a/d 12/9/08; and (iii) 6,134 shares held by the George G. Beasley Trust f/b/o Bradley C. Beasley u/a/d 6/2/21.
(17)
Includes (i) 96 shares held by the George G. Beasley Trust f/b/o Robert E. Beasley u/a/d 6/2/21; and (ii) 730 shares held by the beneficial owner’s children.

(18)
Includes (i) 29,226 shares held by the Robert E. Beasley Revocable Trust dated August 20, 2004, (ii) 24,788 shares held by the George G. Beasley Trust f/b/o Robert E. Beasley u/a/d 12/9/08; and (iii) 6,134 shares held by the George G. Beasley Trust f/b/o Robert E. Beasley u/a/d 6/2/21.
(19)
Includes (i) 24,488 shares of Class A Common Stock owned of record by the Gift Trust; and (ii) an aggregate of 23,446 shares of Class A Common Stock owned of record by two Grantor Retained Annuity Trusts (“GRATs”) in the name of Lee Bordes (the “Lee Bordes GRATs”), of which Ms. Bordes is co-trustee. Mr. Lappert is co-trustee of the Gift Trust and each of the Lee Bordes GRATs. The business address for each of Stephen F. Lappert, the Lee Bordes GRATs and the Gift Trust is c/o Carter Ledyard & Millburn LLP, Two Wall Street, New York, NY 10005. The information presented is based on a Schedule 13D/A filed by them with the SEC on July 30, 2018.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders (1)	79,651	(2)	—	253,750
Equity Compensation Plans Not Approved By Security Holders	—		—	—
Total	79,651			253,750

(1)
Consists of the Beasley Broadcast Group, Inc. 2007 Equity Incentive Plan, as amended and restated (the “2007 Plan”) and the Beasley Broadcast Group, Inc. 2025 Equity Incentive Award Plan (the “2025 Plan”).
(2)
Includes 33,401 restricted stock units under the 2007 Plan and 46,250 restricted stock units under the 2025 Plan, which awards do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Review and Approval of Related Party Transactions. In 2007, the Board adopted the Company’s Related Party Transaction Policy (the “Policy”). The written Policy applies to any transaction, or series of transactions in which the Company, its subsidiaries or affiliates is or will be a participant, the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, and in which any related party has or will have a direct or indirect interest. A related party for purposes of the policy includes:

•
any Company executive officer, director or nominee for election as a director;
•
an owner of 5% or more of Company stock; and
•
any immediate family member of any person listed above.

Under the Policy, the Audit Committee of the Board reviews the facts relating to all related party transactions and either approves or disapproves the Company’s entry into the transaction. If advance Audit Committee approval of a transaction is not feasible, then the Audit Committee will consider the transaction and, if it determines the transaction to be appropriate, will ratify the transaction at the Audit Committee’s next regularly scheduled meeting.

As adopted, the Policy has standing pre-approvals for transactions that meet specific criteria or are not considered related person transactions by the SEC. Pre-approved transactions include:

•
any transaction with another company where the related party’s only relationship with such other company is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that other company’s shares;
•
any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $100,000, or two percent of the charitable organization’s total annual receipts;
•
any transaction where the related party’s interest arises solely from the ownership of the Company’s Common Stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g., dividends); and
•
any transaction involving a related party where the rates or charges involved are determined by competitive bids.

During 2024 and 2025, the Company engaged in several transactions in which our executive officers and other members of the Beasley family were participants. These transactions are described below. While the Policy had not been adopted at the time certain of these transactions and arrangements were entered into or commenced, each has been subsequently ratified by the Audit Committee pursuant to the Policy.

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

Beasley Family Properties, LLC

The Company leased office space for its stations in Fort Myers, FL from Beasley Family Properties, LLC, which is held by a trust for the benefit of Caroline Beasley, Bruce G. Beasley, Brian E. Beasley, and other members of the Beasley family. The lease agreement was set to expire on August 31, 2029. On February 6, 2026, the Company completed the sale of substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash and substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. Lease liabilities of $1.7 million were transferred to the buyers upon completion of the dispositions. Rental expense was $0.2 million for each of the years ended December 31, 2024 and 2025.

Beasley Family Towers, LLC

The Company leases office space for its stations in Fayetteville, NC from Beasley Family Towers, LLC. The lease agreement expires on August 31, 2030. Rental expense was $0.1 million for each of the years ended December 31, 2024 and 2025.

On October 8, 2024, the Company entered into a Common Stock purchase agreement for the issuance and sale of 56,864 shares of Class A Common Stock of the Company to Beasley Family Towers, LLC at an offering price of approximately $12.31 per share, for gross proceeds of $700,000. The Company used the net proceeds to fund a portion of the cash payment made to the exchanging holders in an exchange offer by Beasley Mezzanine Holdings, LLC, which expired October 7, 2024, and for other corporate purposes.

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

Wintersrun Communications, LLC

The Company leases a tower for one station in Augusta, GA from Wintersrun Communications, LLC. The lease agreement expired on October 15, 2025. Rental expense was approximately $31,000 and $24,000 for the years ended December 31, 2024 and 2025, respectively.

Quu, Inc.

The Company currently holds an investment in Quu, Inc. (“Quu”), a company that provides the Company with access to an application for digital revenue. Payments to Quu for access to the application were $0.5 million for each of the years ended December 31, 2024 and 2025.

Employees

The compensation of Caroline Beasley, Bruce G. Beasley and Brian E. Beasley is discussed above in “Executive Compensation.” Bradley C. Beasley, brother of Caroline Beasley, Bruce G. Beasley and Brian E. Beasley, is currently employed by the Company and was paid $371,207 and $356,552 in 2024 and 2025, respectively. The amounts paid include a base salary and performance-based cash bonuses. Adam Lurie, son-in-law of Bruce G. Beasley, is currently employed by the Company and was paid $346,275 and $342,327 in 2024 and 2025, respectively. The amounts paid include a base salary, commissions and performance-based cash bonuses. Ilana Goldstein, daughter of Caroline Beasley, is currently employed by the Company and was paid $148,385 and $171,484 in 2024 and 2025, respectively. The amounts paid include a base salary and performance-based cash bonuses. Ryan Beasley, son of Bruce G. Beasley, is currently employed by the Company and was paid $146,378 and $168,986 in 2024 and 2025, respectively. The amounts paid include a base salary, commissions and performance-based cash bonuses.

Director Independence

Our Board currently consists of [seven] members. Our Board has determined that all of our directors and nominees for election as directors, other than Caroline Beasley, Bruce G. Beasley and Brian E. Beasley, qualify as “independent” in accordance with the listing requirements of Nasdaq. In addition, former Board members Leslie V. Godridge and Charles M. Warfield, Jr. qualified as “independent” in accordance with the listing requirements of Nasdaq during the time that they served on the Board during 2025. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq Listing Rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In addition, the Audit Committee, Compensation Committee, and Governance Committee are composed entirely of independent directors who meet the heightened independence standards applicable to directors serving on such committees under Nasdaq listing standards and the rules of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Other Fees and Services of Independent Registered Public Accountants

The following table summarizes fees billed to the Company by Crowe in 2024 and 2025:

	2024	2025
Audit fees (1)	$366,000	$366,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$366,000	$366,500

(1)
Includes fees billed for (i) the audit of the Company’s annual financial statements in 2024 and 2025, (ii) the review of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q in 2024 and 2025, and (iii) the annual audits of the Company’s benefit plan in 2024 and 2025.

All of the services provided to the Company by Crowe during 2024 and 2025 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

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

10.16**

Letter Agreement by and between Beasley Broadcast Group, Inc. and Brian E. Beasley, dated as of August 14, 2024. (incorporated by reference to Exhibit 10.3 to Beasley Broadcast Group, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2024).

10.17**

Executive Employment Agreement dated as of October 23, 2024 between Beasley Broadcast Group, Inc. and Lauren Burrows Coleman. (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed on October 25, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed March 26, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed April 8, 2026).

23.1	Consent of Crowe LLP (incorporated by reference to Exhibit 23.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed April 8, 2026).

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) (incorporated by reference to Exhibit 31.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed April 8, 2026).

31.2 †	Certification of the Principal Executive Officer and Principal Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a).

32.1††

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to Beasley Broadcast Group, Inc.’s Annual Report on Form 10-K filed April 8, 2026).

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

† Filed herewith.

†† This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEASLEY BROADCAST GROUP, INC.

By:	/s/ Caroline Beasley
Caroline Beasley Chief Executive Officer

Date:	April 28, 2026