Form 10-Q
period 2026-03-31
BEASLEY BROADCAST GROUP INC
filed 2026-05-15
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

(239) 263-5000

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, par value $0.001 per share	BBGI	The Nasdaq Stock Market LLC

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

Class A Common Stock, $0.001 par value, 973,170 shares outstanding as of May 8, 2026

Class B Common Stock, $0.001 par value, 833,137 shares outstanding as of May 8, 2026

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$9,936,783	$6,425,546
Accounts receivable, less allowance for credit losses of $2,396,893 in 2025 and $1,605,007 in 2026	45,468,661	40,067,427
Prepaid expenses	3,359,764	2,743,935
Other current assets	1,695,702	1,692,973
Total current assets	60,460,910	50,929,881
Property and equipment, net	43,101,321	41,035,339
Operating lease right-of-use assets	26,463,869	26,401,473
FCC licenses	154,711,200	154,711,200
Other intangibles, net	1,412,901	1,379,628
Assets held for sale	7,423,633	—
Other assets	5,714,142	7,050,858
Total assets	$299,287,976	$281,508,379

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,832,681	$21,409,989
Operating lease liabilities	6,972,790	6,913,962
Other current liabilities	24,630,287	17,935,660
Current portion of long-term debt	2,795,000	—
Total current liabilities	60,230,758	46,259,611
Long-term debt	235,287,353	217,504,512
Operating lease liabilities	25,635,355	25,450,595
Deferred tax liabilities	19,041,411	20,284,188
Liabilities held for sale	1,689,352	—
Other long-term liabilities	6,734,178	18,076,061
Total liabilities	348,618,407	327,574,967
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 1,172,194 issued and 972,143 outstanding in 2025; 1,173,570 issued and 973,170 outstanding in 2026	18,193	18,194
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2025 and 2026	16,662	16,662
Additional paid-in capital	156,797,847	156,848,634
Treasury stock, Class A common stock; 200,051 shares in 2025; 200,400 shares in 2026	(29,367,411)	(29,369,146)
Accumulated deficit	(177,394,073)	(174,179,283)
Accumulated other comprehensive income	598,351	598,351
Total stockholders' deficit	(49,330,431)	(46,066,588)
Total liabilities and stockholders' deficit	$299,287,976	$281,508,379

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2025	2026
Net revenue	$48,912,465	$42,588,735
Operating expenses:
Operating expenses (including stock-based compensation of $28,168 in 2025 and $8,315 in 2026 and excluding depreciation and amortization shown separately below)	45,241,261	42,170,631
Corporate expenses (including stock-based compensation of $70,451 in 2025 and $42,473 in 2026)	4,019,462	3,527,570
Depreciation and amortization	1,652,331	1,657,291
Gain on dispositions	(1,698,228)	(12,461,477)
Total operating expenses	49,214,826	34,894,015
Operating income (loss)	(302,361)	7,694,720
Non-operating income (expense):
Interest expense	(3,380,642)	(3,263,397)
Other income (expense), net	(600,743)	82,916
Income (loss) before income taxes	(4,283,746)	4,514,239
Income tax expense (benefit)	(1,567,727)	1,328,368
Income (loss) before equity in earnings of unconsolidated affiliates	(2,716,019)	3,185,871
Equity in earnings of unconsolidated affiliates, net of tax	26,198	28,919
Net income (loss)	(2,689,821)	3,214,790
Net income (loss) per Class A and Class B common share:
Basic	$(1.50)	$1.78
Diluted	$(1.50)	$1.77
Weighted-average shares outstanding:
Basic	1,792,029	1,806,242
Diluted	1,792,029	1,812,976

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$(2,689,821)	$3,214,790
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	98,619	50,788
Provision for credit losses	(9,433)	(196,619)
Depreciation and amortization	1,652,331	1,657,291
Gain on dispositions	(1,698,228)	(12,461,477)
Amortization of premium	(1,883,841)	(1,883,841)
Deferred income taxes	(1,570,339)	1,242,777
Equity in earnings of unconsolidated affiliates	(26,198)	(28,919)
Change in operating assets and liabilities:
Accounts receivable	5,256,224	5,597,853
Prepaid expenses	809,716	615,829
Other assets	(928,464)	(1,747,062)
Accounts payable	(3,082,509)	(4,422,692)
Other liabilities	746,272	4,515,159
Other operating activities	(148,834)	361,690
Net cash used in operating activities	(3,474,505)	(3,484,433)
Cash flows from investing activities:
Capital expenditures	(800,165)	(650,778)
Proceeds from dispositions	2,746,507	19,319,709
Net cash provided by investing activities	1,946,342	18,668,931
Cash flows from financing activities:
Payments of debt	—	(18,694,000)
Purchase of treasury stock	(9,105)	(1,735)
Net cash used in financing activities	(9,105)	(18,695,735)
Net decrease in cash and cash equivalents	(1,537,268)	(3,511,237)
Cash and cash equivalents at beginning of period	13,772,720	9,936,783
Cash and cash equivalents at end of period	$12,235,452	$6,425,546
Cash paid for interest	$6,592,232	$2,135,682
Cash paid for income taxes	$112,450	$18,060

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)
Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Beasley Broadcast Group, Inc. and its subsidiaries (the “Company”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented, and all such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations; therefore, the results shown on an interim basis are not necessarily indicative of results for the full year.

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

In July 2025, the FASB issued guidance that provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the new guidance for the interim reporting period ending March 31, 2026 and the new guidance did not have a significant impact on the financial statements.

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

(3)
Dispositions

On February 20, 2026, the Company completed a sale of land in Ocean Township, NJ to a third party for $1.4 million in cash. The Company recorded a gain on disposition of $0.4 million during the first quarter of 2026.

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

On January 27, 2025, the Company completed a sale of land in Belmar, NJ to a third party for $2.8 million in cash. The Company recorded a gain on disposition of $1.7 million during the first quarter of 2025. The gain on disposition was reclassified from other income (expense), net to gain on dispositions in the accompanying condensed consolidated statement of net loss for the three months ended March 31, 2025.

(4)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	March 31,
	2025	2026
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$2,795,000	$—
Long-term debt:
11.000% senior secured first lien notes due August 1, 2028	30,899,000	15,000,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	184,922,000
Unamortized premium	19,466,353	17,582,512
	$235,287,353	$217,504,512

On October 8, 2024, Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, issued $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien Notes due on August 1, 2028 (the “Existing First Lien Notes”) under an indenture dated October 8, 2024 (the “Existing First Lien Notes Indenture”). Interest on the Existing First Lien Notes accrues at the rate of 11.000% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Existing First Lien Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. On March 30, 2026, the Company completed the purchase of $15.9 million aggregate principal amount of the Existing First Lien Notes at a purchase price of 100.0% of the par value thereof, plus accrued and unpaid interest (such offer, the “Tender Offer” and, together with the Exchange Offer as defined below, the “Offers”). As of March 31, 2026, $15.0 million aggregate principal amount of the Existing First Lien Notes were outstanding.

On October 8, 2024, the Issuer issued $184.9 million aggregate principal amount of 9.200% Senior Secured Second Lien Notes due on August 1, 2028 (the “Existing Second Lien Notes” and, together with the Existing First Lien Notes, the “Existing Notes”) under an indenture dated October 8, 2024 (the “Existing Second Lien Notes Indenture” and, together with the Existing First Lien Notes Indenture, the “Existing Indentures”). Interest on the Existing Second Lien Notes accrues at the rate of 9.200% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Existing Second Lien Notes are secured on a second-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. As of March 31, 2026, $184.9 million aggregate principal amount of the Existing Second Lien Notes were outstanding.

On May 1, 2026 (the “Settlement Date”), the Issuer completed: (i) the exchange (the “Exchange Offer”) of approximately $184.06 million aggregate principal amount of Existing Second Lien Notes (representing approximately 99.5% of the aggregate principal amount outstanding of the Existing Second Lien Notes) for approximately $98.48 million aggregate principal amount of the Issuer’s newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 (the “2027 PIK Notes”) at an exchange ratio of 50.0% of the aggregate principal amount of the Existing Second Lien Notes tendered for exchange, plus 50% of accrued and unpaid interest thereof; and (ii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the Existing Indentures to, among other things, (x) adopt certain proposed amendments to the Existing Indentures (the “Proposed Amendments”) and (y) release all of the collateral securing the Existing Second Lien Notes. In accordance with the conditions specified in ASC 470-10-45-14, since the accrued and unpaid interest on the Existing Second Lien Notes subject to the Exchange Offer was refinanced on a long-term basis through the issuance of additional 2027 PIK Notes before the issuance of our condensed consolidated financial statements for the quarterly period ended March 31, 2026, we classified the refinanced portion of the accrued and unpaid interest on the Existing Second Lien Notes as long-term as of March 31, 2026.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “2027 PIK Notes Indenture”) governing its 2027 PIK Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantor parties thereto on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent and (ii) supplemental indentures (x) amending the provisions of the Existing Indentures and (y) releasing all of the collateral securing the Existing Second Lien Notes. The 2027 PIK Notes Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

Interest on the 2027 PIK Notes is payable exclusively in kind and accrues at the rate of 10.000% per annum and is payable semi-annually in arrears on April 30 and October 30 of each year, with interest accruing from October 30, 2026, and the first Interest Payment Date being April 30, 2027. The 2027 PIK Notes will mature on December 31, 2027. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027, the Company and its subsidiaries have not entered into one or more binding agreements (subject solely to customary conditions precedent for transactions of the applicable type) for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the 2027 PIK Notes will mature on such date, or (ii) an Event of Default (as defined in the 2027 PIK Notes Indenture) has occurred, the 2027 PIK Notes will mature on the date such Event of Default occurred. The springing maturity condition may be waived, amended or deleted by holders of a majority of the 2027 PIK Notes. The 2027 PIK Notes and related guarantees are secured on a second-lien priority basis by substantially all assets of the Issuer and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. At any time on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurred), or upon the occurrence of an Event of Default, holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of Class A common stock and Class B common stock. Upon such equity conversion, subject to obtaining any required regulatory approvals, all outstanding 2027 PIK Notes shall convert into shares representing, in the aggregate, 95% of the issued and outstanding Class A common stock and Class B common stock (calculated on a fully diluted basis) immediately following such conversion; provided that the conversion percentage shall be reduced to 90%, 85% or 80%, respectively, if the Issuer has made cash payments at par to holders in respect of principal of the 2027 PIK Notes equal to at least 85%, 90% or 95%, respectively, of the original aggregate principal amount of 2027 PIK Notes issued on May 1, 2026 (without giving effect to any increase in principal amount resulting from PIK Interest). The equity conversion is subject to obtaining prior approval of the Federal Communications Commission (“FCC”) and compliance with applicable FCC foreign ownership rules.

At any time, the Issuer may redeem all or a part of the 2027 PIK Notes at a redemption price equal to 100% of the principal amount of the 2027 PIK Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In connection with any tender offer or other offer to purchase 2027 PIK Notes (including pursuant to a Change of Control Offer, as defined in the 2027 PIK Notes Indenture), if not less than 90.0% in aggregate principal amount of the outstanding 2027 PIK Notes are purchased by the Issuer or a third party, the Issuer or such third party will have the right to redeem or purchase, as applicable, all 2027 PIK Notes that remain outstanding following such purchase at the price paid to holders in such purchase, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The holders of the 2027 PIK Notes also have the right to require the Issuer to repurchase their 2027 PIK Notes upon the occurrence of a Change of Control (as defined in the 2027 PIK Notes Indenture), at an offer price equal to 101% of the aggregate principal amount of the 2027 PIK Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The 2027 PIK Notes and related guarantees are the Company’s senior secured obligations and are secured on a second-lien priority basis by the Collateral (as defined in the 2027 PIK Notes Indenture), subject to certain exceptions, limitations, Permitted Liens (as defined in the 2027 PIK Notes Indenture) and the intercreditor agreements among the collateral agent for the 2027 PIK Notes, the collateral agent for the Existing First Lien Notes and the lender under the ABL Credit Facility (collectively, the “Intercreditor Agreements”) providing for the relative priorities of their respective security interests in the assets securing the 2027 PIK Notes, the Existing First Lien Notes, the ABL Credit Facility and certain other matters relating to the administration of security interests. The 2027 PIK Notes are guaranteed by the Company’s existing Material Domestic Subsidiaries (other than Excluded Subsidiaries, both as defined in the 2027 PIK Notes Indenture) and will be guaranteed by certain future Material Domestic Subsidiaries. Under the terms of the 2027 PIK Notes Indenture and the Intercreditor Agreements, the 2027 PIK Notes and related guarantees rank junior in right of payment to the Existing First Lien Notes and rank senior in right of payment to any future indebtedness of the Issuer and each Guarantor that is subordinated in right of payment to the 2027 PIK Notes and the guarantees.

On the Settlement Date, supplemental indentures to (i) the Existing First Lien Notes Indenture, by and between the Issuer and Wilmington Trust, National Association, the trustee and collateral agent for the Existing First Lien Notes and (ii) the Existing Second Lien Notes Indenture, by and between the Issuer and Wilmington Trust, National Association, the trustee and collateral agent for the Existing Second Lien Notes, became effective (x) amending the provisions of the Existing Indentures and (y) releasing all of the collateral securing the Existing Second Lien Notes.

On May 1, 2026, the Company, its indirect wholly owned subsidiary, Beasley Media Group, LLC (the “Borrower”), and certain of the Company’s direct and indirect wholly owned subsidiaries entered into a Loan and Security Agreement (“ABL Credit Agreement”) with Siena Lending Group LLC as lender, which provides for a $35.0 million secured asset-based revolving credit facility (the “ABL Credit Facility”). The maturity date of the ABL Credit Facility is the earlier of (i) May 1, 2029 and (ii) the Term Debt Maturity Date (as defined in the ABL Credit Agreement). Subject to certain conditions and consent of the Lender, the ABL Credit Facility may be increased by $10.0 million for a total facility size up to $45.0 million. Borrowings under the ABL Credit Facility may be used to pay fees, costs and expenses incurred with the transactions contemplated by the ABL Credit Facility, for working capital and other purposes permitted by the ABL Credit Agreement. Amounts borrowed under the ABL Credit Facility may be repaid and reborrowed from time to time. Availability of borrowings under the ABL Credit Facility is subject to a borrowing base calculated based on the value of certain eligible billed and unbilled accounts receivable of the loan parties. Loans under the ABL Credit Facility will bear interest at a floating rate per annum equal to the greater of (x) a term-SOFR based rate plus an applicable margin of 4.25% and (y) 6.75%. The ABL Credit Facility requires that the Borrower maintain liquidity of $5.0 million which is increased to $6.0 million if proceeds from asset sales permitted under the ABL Credit Agreement exceed $30.0 million. The Borrower is also required to have the outstanding principal balance of loans and letters of credit equal or exceed (i) $15.0 million prior to the first anniversary of the ABL Credit Facility and (ii) $10.0 million from and after the first anniversary of the ABL Credit Facility. Subject to certain exceptions and materiality qualifiers, the ABL Credit Facility includes certain customary affirmative and negative covenants, which, among other things, restrict the ability of the Borrower and the guarantors, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates, change their business, prepay debt and amend their organizational and material agreements. The ABL Credit Facility also contains customary events of default, including for the failure of the Borrower and guarantors to comply with the various financial, negative and affirmative covenants under the ABL Credit Facility and any events of default that occur under the 2027 PIK Notes Indenture or the Existing First Lien Notes Indenture. An event of default under the ABL Credit Facility would similarly result in an event of default under the 2027 PIK Notes Indenture and the Existing First Lien Notes Indenture. During the existence of an event of default (as defined under the ABL Credit Facility), the lender has a right to, among other available remedies, terminate the commitments and/or declare all outstanding loans and accrued interest and fees under the ABL Credit Facility to be immediately due and payable.

As of March 31, 2026, the Company has incurred approximately $1.5 million in debt restructuring costs which are currently recorded in other assets on the balance sheet. These costs primarily consist of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring. The Company is currently evaluating the appropriate accounting treatment for these costs and expects to complete its analysis during the second quarter of 2026. Based on the outcome of this evaluation, a portion of these costs may be reclassified from other assets to debt issuance costs, or expensed in the second quarter of 2026.

(5)
Stockholders’ Equity (Deficit)

The changes in stockholders’ equity (deficit) are as follows:

	Three months ended March 31,
	2025	2026
Beginning balance	$147,219,707	$(49,330,431)
Stock-based compensation	98,619	50,788
Purchase of treasury stock	(9,105)	(1,735)
Net income (loss)	(2,689,821)	3,214,790
Ending balance	$144,619,400	$(46,066,588)

(6)
Net Revenue

Net revenue is comprised of the following:

	Three months ended March 31,
	2025	2026
Audio	$38,153,370	$31,884,452
Digital	10,759,095	10,704,283
	$48,912,465	$42,588,735

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

	December 31,	March 31,
	2025	2026
Deferred revenue	$3,451,922	$4,522,730

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

	December 31,	March 31,
	2025	2026
Trade sales receivable	$804,417	$475,523
Trade sales payable	366,857	335,248

	Three months ended March 31,
	2025	2026
Trade sales revenue	$1,223,753	$1,267,047

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

A summary of restricted stock unit activity under the 2025 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2026	46,250	$4.05
Granted	—	—
Vested	(1,250)	4.05
Forfeited	(2,417)	4.05
Unvested as of March 31, 2026	42,583	$4.39

As of March 31, 2026, there was $0.2 million of total unrecognized compensation cost for restricted stock units granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of restricted stock unit activity under the 2007 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2026	33,401	$13.14
Vested	(126)	9.41
Forfeited	—	—
Unvested as of March 31, 2026	33,275	$13.14

As of March 31, 2026, there was $0.3 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

(8)
Income Taxes

The Company’s effective tax rate was 37% and 29% for the three months ended March 31, 2025 and 2026, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and the valuation allowance.

(9)
Net Income (Loss) Per Share

Net income (loss) per share calculation information is as follows:

	Three months ended March 31,
	2025	2026
Net income (loss)	$(2,689,821)	$3,214,790
Weighted-average shares outstanding:
Basic	1,792,029	1,806,242
Effect of dilutive restricted stock units	—	6,734
Diluted	1,792,029	1,812,976
Net income (loss) per Class A and Class B common share – basic	$(1.50)	$1.78
Net income (loss) per Class A and Class B common share – diluted	$(1.50)	$1.77

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

The estimated fair value of the Company's Existing Notes, based on available market information, was $100.2 million and $85.1 million as of December 31, 2025 and March 31, 2026, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the Existing Notes.

(11)
Segment Information

The Company currently operates two operating and reportable segments (Audio and Digital). The identification of segments is consistent with how the segments report to and are managed by the Company’s Chief Executive Officer (the Company’s Chief Operating Decision Maker). The Audio segment generates revenue primarily from the sale of commercial advertising to customers of the Company’s stations in the following markets: Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. The Digital segment generates revenue primarily from the sale of digital advertising to customers of the Company’s stations and other advertisers throughout the United States. Corporate expenses include general and administrative expenses and certain other income and expense items not allocated to the operating segments. Non-operating corporate items, including interest expense and income taxes, are reported in the accompanying condensed consolidated statements of net income (loss).

Reportable segment information for the three months ended March 31, 2026 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$31,884,452	$10,704,283	$—	$42,588,735
Operating expenses	33,126,917	9,043,714	—	42,170,631
Corporate expenses	—	—	3,527,570	3,527,570
Depreciation and amortization	1,399,274	—	258,017	1,657,291
Gain on dispositions	(12,461,477)	—	—	(12,461,477)
Operating income (loss)	$9,819,738	$1,660,569	$(3,785,587)	$7,694,720

	Audio	Corporate	Total
Capital expenditures	$577,812	$72,966	$650,778

Reportable segment information for the three months ended March 31, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$38,153,370	$10,759,095	$—	$48,912,465
Operating expenses	36,394,976	8,846,285	—	45,241,261
Corporate expenses	—	—	4,019,462	4,019,462
Depreciation and amortization	1,493,963	31,488	126,880	1,652,331
Gain on disposition	(1,698,228)	—	—	(1,698,228)
Operating income (loss)	$1,962,659	$1,881,322	$(4,146,342)	$(302,361)

	Audio	Digital	Corporate	Total
Capital expenditures	$461,592	$1,713	$336,860	$800,165

Reportable segment information as of March 31, 2026 is as follows:

	Audio	Corporate	Total
Property and equipment, net	$37,013,712	$4,021,627	$41,035,339
FCC licenses	154,711,200	—	154,711,200
Other intangibles, net	1,379,628	—	1,379,628

Reportable segment information as of December 31, 2025 is as follows:

	Audio	Corporate	Total
Property and equipment, net	$38,894,643	$4,206,678	$43,101,321
FCC licenses	154,711,200	—	154,711,200
Other intangibles, net	1,412,901	—	1,412,901
Net assets held for sale	5,734,281	—	5,734,281

(12)
Going Concern

In accordance with ASC Topic 205-40, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this report. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements.

The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the near future. Additionally, the Company previously defaulted on its Existing Second Lien Notes. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of the financial statements included in this report, and management has concluded that as of March 31, 2026, substantial doubt existed as to the Company’s ability to continue as a going concern.

Subsequent to the quarter ended March 31, 2026, on April 27, 2026, the Company entered into the Amended and Restated Transaction Support Agreement (the “A&R TSA”), which amended and restated the Transaction Support Agreement, dated as of March 20, 2026 (the “Original TSA”), among the Company and the supporting holders thereto. Management has analyzed and concluded that the successful execution of the A&R TSA, entry into the ABL Credit Facility, amendment of the Existing Indentures and entry into the 2027 PIK Notes Indenture have significantly improved the Company’s liquidity position and capital structure. Upon closing of these transactions, the Company incurred transaction-related cash payments, received funding associated with the ABL Credit Facility, and replaced the existing second lien cash interest obligations with a new financing structure. See Note 4 and Note 13 for more information regarding these transactions. Management reviewed a liquidity forecast, and the elimination of approximately $17 million of annual cash interest replaced by PIK Interest and the entry into the $35 million ABL Credit Facility with $15 million drawn upon closing were primary drivers of the Company’s improved liquidity position. The liquidity forecast projects sufficient liquidity through May 31, 2027 with no cash shortfalls. Therefore, as a result of the completion of these transactions and analysis of their impacts, management has concluded that its plans alleviate substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

(13)
Subsequent Events

On May 1, 2026, the Issuer completed the previously announced Exchange Offer of the Existing Second Lien Notes for the newly issued 2027 PIK Notes at an exchange ratio of 50.0% of the aggregate principal amount (or $500 per $1,000 of principal amount) of the Existing Second Lien Notes tendered for exchange, plus 50% of accrued and unpaid interest thereof. Holders of approximately $184.06 million aggregate principal amount of Existing Second Lien Notes (representing approximately 99.5% of the aggregate principal amount outstanding of the Existing Second Lien Notes) participated in the Exchange Offer, exchanging their Existing Second Lien Notes into approximately $98.48 million aggregate principal amount of 2027 PIK Notes.

The 2027 PIK Notes were issued pursuant to the 2027 PIK Notes Indenture, among the Issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. The 2027 PIK Notes pay interest semi-annually in arrears on April 30 and October 30 of each year, with interest accruing from October 30, 2026, and the first Interest Payment Date being April 30, 2027. Interest will be payable in the form of PIK Interest (as defined in the 2027 PIK Notes Indenture). The 2027 PIK Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.

Pursuant to the terms of the A&R TSA, after the closing of the Offers on May 11, 2026, the Company appointed an independent director selected by the Initial 2L Supporting Holder (as defined in the A&R TSA) as a member of the Company’s Board of Directors. The A&R TSA also grants the Initial 1L Supporting Holder (as defined in the A&R TSA) the right, commencing 360 days after the closing of the Transactions and subject to certain conditions, to propose candidates for an additional independent director to be appointed to the Company’s Board of Directors. In addition, the A&R TSA provides that certain actions, including any insolvency proceeding or bankruptcy filing of the Company, must be authorized by the independent director appointed pursuant to the A&R TSA.

For more information regarding the 2027 PIK Notes and the ABL Credit Agreement, see Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a multi-platform media company whose primary business is operating radio stations throughout the United States. We offer local and national advertisers integrated marketing solutions across audio, digital and event platforms. We own and operate stations in the following markets: Augusta, GA, Boston, MA, Charlotte, NC, Detroit, MI, Fayetteville, NC, Las Vegas, NV, Middlesex, NJ, Monmouth, NJ, Morristown, NJ, Philadelphia, PA, and Tampa-Saint Petersburg, FL. We refer to each group of stations in each market as a market cluster. Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Beasley Broadcast Group, Inc. and its subsidiaries.

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
•
the Company’s ability to identify, consummate and integrate acquired businesses and stations;
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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no additional material changes to our critical accounting estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2025 and 2026, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended March 31,		Change
	2025	2026	$	%
Net revenue	$48,912,465	$42,588,735	$(6,323,730)	(12.9)%
Operating expenses	45,241,261	42,170,631	(3,070,630)	(6.8)%
Corporate expenses	4,019,462	3,527,570	(491,892)	(12.2)%
Gain on dispositions	1,698,228	12,461,477	10,763,249	633.8%
Income tax expense (benefit)	(1,567,727)	1,328,368	2,896,095	184.7%
Net income (loss)	(2,689,821)	3,214,790	5,904,611	219.5%

Results of Operations - Segments

	Three Months Ended March 31,		Change
	2025	2026	$	%
Net revenue
Audio	$38,153,370	$31,884,452	$(6,268,918)	(16.4)%
Digital	10,759,095	10,704,283	(54,812)	(0.5)%
	$48,912,465	$42,588,735	$(6,323,730)	(12.9)%
Operating expenses
Audio	$36,394,976	$33,126,917	$(3,268,059)	(9.0)%
Digital	8,846,285	9,043,714	197,429	2.2%
	$45,241,261	$42,170,631	$(3,070,630)	(6.8)%

Net Revenue. Net revenue decreased $6.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Audio revenue decreased $6.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital revenue during the three months ended March 31, 2026 was comparable to the three months ended March 31, 2025.

Operating Expenses. Operating expenses decreased $3.1 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Audio operating expenses decreased $3.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to continued expense management in the audio segment and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital operating expenses during the three months ended March 31, 2026 were comparable to the three months ended March 31, 2025.

Corporate Expenses. Corporate expenses decreased $0.5 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in compensation expenses and an increase in corporate expenses allocated to operating expenses, partially offset by an increase in contract services.

Gain on Dispositions. On February 20, 2026, the Company completed a sale of land in Ocean Township, NJ to a third party for $1.4 million in cash. We recorded a gain on disposition of $0.4 million during the first quarter of 2026. On February 6, 2026, we completed the sale of substantially all of the assets used in the operations of WRXK-FM and WXKB-FM in Fort Myers, FL to a third party for $9.0 million in cash and substantially all of the assets used in the operations of WBCN-AM, WJPT-FM and WWCN-FM in Fort Myers, FL to another third party for $9.0 million in cash. We recorded a gain on disposition of $12.2 million. On January 27, 2025, we completed a sale of land in Belmar, NJ to a third party for $2.8 million in cash. We recorded a gain on disposition of $1.7 million during the first quarter of 2025.

Income Tax Expense (Benefit). Our effective tax rate was 37% and 29% for the three months ended March 31, 2025 and 2026, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

Net Income (Loss). Net income for the three months ended March 31, 2026 was $3.2 million, compared to net loss of approximately $2.7 million for the three months ended March 31, 2025, as a result of the factors described above.

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

On May 1, 2026, the Company, its indirect wholly owned subsidiary, Beasley Media Group, LLC (the “Borrower”), and certain of the Company’s direct and indirect wholly owned subsidiaries entered into a Loan and Security Agreement (“ABL Credit

Agreement”) with Siena Lending Group LLC as lender, which provides for a $35.0 million secured asset-based revolving credit facility (the “ABL Credit Facility”). For more information on the ABL Credit Facility, see Note 4 in “Notes to Condensed Consolidated Financial Statements”.

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the Indenture governing our Notes limits our ability to pay dividends.

Secured Notes. On May 1, 2026 (the “Settlement Date”), the Issuer completed: (i) the exchange (the “Exchange Offer”) of approximately $184.06 million aggregate principal amount of Existing Second Lien Notes (representing approximately 99.5% of the aggregate principal amount outstanding of the Existing Second Lien Notes) for approximately $98.48 million aggregate principal amount of the Issuer’s newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 (the “2027 PIK Notes”) at an exchange ratio of 50.0% of the aggregate principal amount of the Existing Second Lien Notes tendered for exchange, plus 50% of accrued and unpaid interest thereof, (ii) the purchase of $15.9 million aggregate principal amount of the Existing First Lien Notes at a purchase price of 100.0% of the par value thereof, plus accrued and unpaid interest (such offer, the “Tender Offer” and, together with the Exchange Offer, the “Offers”); and (iii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the existing indentures governing the Existing Notes (the “Existing Indentures”) to, among other things, (x) adopt certain proposed amendments to the Existing Indentures (the “Proposed Amendments”) and (y) release all of the collateral securing the Existing Second Lien Notes.

On the Settlement Date, the Issuer entered into (i) a new indenture (the “2027 PIK Notes Indenture”) governing its 2027 PIK Notes, which are fully and unconditionally secured by substantially all of the assets, other than certain excluded property, of the Issuer and the guarantor parties thereto on a senior secured second-priority lien basis, subject to certain exceptions, limitations and permitted liens, in each case with the guarantors thereto and Wilmington Trust, National Association, as trustee and collateral agent and (ii) supplemental indentures (x) amending the provisions of the Existing Indentures and (y) releasing all of the collateral securing the Existing Second Lien Notes. The 2027 PIK Notes Indenture contains restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, guarantee indebtedness or issue disqualified stock or, in the case of such subsidiaries, preferred stock; pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments or acquisitions; sell, transfer or otherwise convey certain assets; create liens; enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into transactions with affiliates; prepay certain kinds of indebtedness; and issue or sell stock of its subsidiaries.

Interest on the 2027 PIK Notes is payable exclusively in kind and accrues at the rate of 10.000% per annum and is payable semi-annually in arrears on April 30 and October 30 of each year, with interest accruing from October 30, 2026, and the first Interest Payment Date being April 30, 2027. The 2027 PIK Notes will mature on December 31, 2027. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027, the Company and its subsidiaries have not entered into one or more binding agreements (subject solely to customary conditions precedent for transactions of the applicable type) for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the 2027 PIK Notes will mature on such date, or (ii) an Event of Default (as defined in the 2027 PIK Notes Indenture) has occurred, the 2027 PIK Notes will mature on the date such Event of Default occurred. The springing maturity condition may be waived, amended or deleted by holders of a majority of the 2027 PIK Notes. The 2027 PIK Notes and related guarantees are secured on a second-lien priority basis by substantially all assets of the Issuer and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. At any time on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurred), or upon the occurrence of an Event of Default, holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of Class A common stock and Class B common stock. Upon such equity conversion, subject to obtaining any required regulatory approvals, all outstanding 2027 PIK Notes shall convert into shares representing, in the aggregate, 95% of the issued and outstanding Class A common stock and Class B common stock (calculated on a fully diluted basis) immediately following such conversion; provided that the conversion percentage shall be reduced to 90%, 85% or 80%, respectively, if the Issuer has made cash payments at par to holders in respect of principal of the 2027 PIK Notes equal to at least 85%, 90% or 95%, respectively, of the original aggregate principal amount of 2027 PIK Notes issued on May 1, 2026 (without giving effect to any increase in principal amount resulting from PIK Interest). The equity conversion is subject to obtaining prior approval of the Federal Communications Commission (“FCC”) and compliance with applicable FCC foreign ownership rules.

From time to time, we repurchase sufficient shares of our Class A Common Stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid $1,735 to repurchase 349 shares during the three months ended March 31, 2026. From time to time, we may seek to repurchase, redeem or otherwise retire our existing indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;
•
additional borrowings or notes offerings, to the extent permitted under the agreements governing our existing indebtedness; and
•
additional equity offerings.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of March 31, 2026.

Cash Flows. The following summary table presents a comparison of our cash flows for the three months ended March 31, 2025 and 2026 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Three Months Ended March 31,
	2025	2026
Net cash used in operating activities	$(3,474,505)	$(3,484,433)
Net cash provided by investing activities	1,946,342	18,668,931
Net cash used in financing activities	(9,105)	(18,695,735)
Net decrease in cash and cash equivalents	$(1,537,268)	$(3,511,237)

Net Cash Used In Operating Activities. Net cash used in operating activities was $3.5 million during the three months ended March 31, 2026, as compared to net cash used in operating activities of $3.5 million during the three months ended March 31, 2025. Significant factors included a $4.5 million decrease in interest payments and a $1.5 million decrease in cash paid for operating, corporate and other expenses, offset by a $6.0 million decrease in cash receipts from revenue.

Net Cash Provided By Investing Activities. Net cash provided by investing activities during the three months ended March 31, 2026 included proceeds of $19.3 million from property and equipment dispositions, partially offset by payments of $0.7 million for capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2025 included proceeds of $2.7 million from property and equipment dispositions, partially offset by payments of $0.8 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the three months ended March 31, 2026 included debt payments of $18.7 million.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks affecting our Company as previously disclosed in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

On June 25, 2025, our stockholders approved the adoption of the 2025 Plan, which replaced the 2007 Plan. The 2025 Plan and the
2007 Plan, as applicable, permit us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. The following table presents information with respect to purchases we made of our Class A common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 – 31, 2026	312	$5.17	—	$—
February 1 – 28, 2026	—	—	—	—
March 1 – 31, 2026	37	$3.30	—	—
Total	349

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1

Transaction Support Agreement, dated as of March 20, 2026, among Beasley Broadcast Group, Inc., the Initial Supporting Holders and Caroline Beasley (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed March 20, 2026)

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

BEASLEY BROADCAST GROUP, INC.

Dated: May 15, 2026	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer and principal financial officer)

Dated: May 15, 2026	/s/ Shaun Greening
Name: Shaun Greening
Title: Chief Accounting Officer (principal accounting officer)