Form 10-Q
period 2026-06-30
BEASLEY BROADCAST GROUP INC
filed 2026-08-14
CIK 1099160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Class A Common Stock, $0.001 par value, 1,019,614 shares outstanding as of August 7, 2026

Class B Common Stock, $0.001 par value, 833,137 shares outstanding as of August 7, 2026

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$9,936,783	$6,697,591
Accounts receivable, less allowance for credit losses of $2,396,893 in 2025 and $1,408,640 in 2026	45,468,661	37,700,739
Prepaid expenses	3,359,764	3,495,564
Other current assets	1,695,702	1,534,801
Total current assets	60,460,910	49,428,695
Property and equipment, net	43,101,321	40,247,303
Operating lease right-of-use assets	26,463,869	25,778,406
FCC licenses	154,711,200	154,711,200
Other intangibles, net	1,412,901	1,346,355
Assets held for sale	7,423,633	—
Other assets	5,714,142	8,084,796
Total assets	$299,287,976	$279,596,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,832,681	$14,191,971
Operating lease liabilities	6,972,790	7,111,062
Other current liabilities	24,630,287	18,996,087
Current portion of long-term debt	2,795,000	—
Total current liabilities	60,230,758	40,299,120
Long-term debt	235,287,353	144,818,041
Operating lease liabilities	25,635,355	24,855,681
Deferred tax liabilities	19,041,411	18,951,075
Liabilities held for sale	1,689,352	—
Other long-term liabilities	6,734,178	11,845,597
Total liabilities	348,618,407	240,769,514
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 1,172,194 issued and 972,143 outstanding in 2025; 1,223,878 issued and 1,019,614 outstanding in 2026	18,193	18,245
Class B common stock, $0.001 par value; 75,000,000 shares authorized; 833,137 issued and outstanding in 2025 and 2026	16,662	16,662
Additional paid-in capital	156,797,847	157,537,497
Treasury stock, Class A common stock; 200,051 shares in 2025; 204,264 shares in 2026	(29,367,411)	(29,457,661)
Accumulated deficit	(177,394,073)	(89,885,853)
Accumulated other comprehensive income	598,351	598,351
Total stockholders' equity (deficit)	(49,330,431)	38,827,241
Total liabilities and stockholders' equity (deficit)	$299,287,976	$279,596,755

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,
	2025	2026
Net revenue	$52,999,711	$44,125,702
Operating expenses:
Operating expenses (including stock-based compensation of $19,897 in 2025 and $8,315 in 2026 and excluding depreciation and amortization shown separately below)	44,750,198	38,808,170
Corporate expenses (including stock-based compensation of $56,712 in 2025 and $45,004 in 2026)	3,769,243	2,360,974
Depreciation and amortization	1,589,014	1,624,983
Total operating expenses	50,108,455	42,794,127
Operating income	2,891,256	1,331,575
Non-operating income (expense):
Interest expense	(3,294,772)	(1,487,741)
Gain on debt restructure	—	91,785,121
Gain on repurchase of long-term debt	525,000	—
Other income, net	75,887	78,729
Income before income taxes	197,371	91,707,684
Income tax expense	283,990	7,299,839
Net income (loss) before equity in earnings of unconsolidated affiliates	(86,619)	84,407,845
Equity in earnings of unconsolidated affiliates, net of tax	(67,556)	(114,415)
Net income (loss) per Class A and Class B common share:	$(154,175)	$84,293,430
Net income (loss) per Class A and Class B common share:
Basic	$(0.09)	$46.47
Diluted	$(0.09)	$45.95
Weighted-average shares outstanding:
Basic	1,794,754	1,814,006
Diluted	1,794,754	1,834,274

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) (UNAUDITED)

	Six Months Ended June 30,
	2025	2026
Net revenue	$101,912,176	$86,714,437
Operating expenses:
Operating expenses (including stock-based compensation of $48,065 in 2025 and $16,630 in 2026 and excluding depreciation and amortization shown separately below)	89,991,459	80,978,801
Corporate expenses (including stock-based compensation of $127,163 in 2025 and $87,477 in 2026)	7,788,705	5,888,544
Depreciation and amortization	3,241,345	3,282,274
Gain on dispositions	(1,698,228)	(12,461,477)
Total operating expenses	99,323,281	77,688,142
Operating income	2,588,895	9,026,295
Non-operating income (expense):
Interest expense	(6,675,414)	(4,751,138)
Gain on debt restructure	—	91,785,121
Gain on repurchase of long-term debt	525,000	—
Other income (expense), net	(524,856)	161,645
Income (loss) before income taxes	(4,086,375)	96,221,923
Income tax expense (benefit)	(1,283,737)	8,628,207
Net income (loss) before equity in earnings of unconsolidated affiliates	(2,802,638)	87,593,716
Equity in earnings of unconsolidated affiliates, net of tax	(41,358)	(85,496)
Net income (loss) per Class A and Class B common share:	$(2,843,996)	$87,508,220
Net income (loss) per Class A and Class B common share:
Basic	$(1.59)	$48.34
Diluted	$(1.59)	$48.01
Weighted-average shares outstanding:
Basic	1,793,399	1,810,145
Diluted	1,793,399	1,822,735

See accompanying notes to condensed consolidated financial statements.

BEASLEY BROADCAST GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$(2,843,996)	$87,508,220
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	175,228	104,107
Provision for credit losses	24,758	60,660
Depreciation and amortization	3,241,345	3,282,274
Gain on dispositions	(1,698,228)	(12,461,477)
Amortization of debt issuance costs	—	270,969
Amortization of premium	(3,767,682)	(2,792,878)
Noncash gain on debt restructure	—	(99,672,660)
Gain on repurchase of long-term debt	(525,000)	—
Deferred income taxes	(1,296,269)	(90,336)
Equity in earnings of unconsolidated affiliates	41,358	85,496
Change in operating assets and liabilities:
Accounts receivable	247,142	7,707,262
Prepaid expenses	(2,116,123)	(135,800)
Other assets	(1,565,380)	(302,650)
Accounts payable	4,991,505	(11,640,710)
Other current liabilities	4,825,927	7,299,097
Other long-term liabilities	—	5,111,419
Other operating activities	(154,508)	420,295
Net cash used in operating activities	(419,923)	(15,246,712)
Cash flows from investing activities:
Capital expenditures	(1,373,338)	(1,454,453)
Proceeds from dispositions	2,746,507	19,319,709
Net cash provided by investing activities	1,373,169	17,865,256
Cash flows from financing activities:
Issuance of debt	—	15,059,156
Payments of debt	—	(18,752,526)
Payment of debt issuance costs	—	(2,709,711)
Repurchase of long-term debt	(975,000)	—
Issuance of common stock	—	635,595
Purchase of treasury stock	(27,042)	(90,250)
Net cash used in financing activities	(1,002,042)	(5,857,736)
Net decrease in cash and cash equivalents	(48,796)	(3,239,192)
Cash and cash equivalents at beginning of period	13,772,720	9,936,783
Cash and cash equivalents at end of period	$13,723,924	$6,697,591
Cash paid for interest	$6,628,990	$2,304,088
Cash paid for income taxes	$1,170,800	$18,060

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

In July 2025, the FASB issued guidance that provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the new guidance starting with the interim reporting period ending March 31, 2026, and the new guidance has not had a significant impact on the Company’s financial statements.

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

On January 27, 2025, the Company completed a sale of land in Belmar, NJ to a third party for $2.8 million in cash. The Company recorded a gain on disposition of $1.7 million during the first quarter of 2025. The gain on disposition was reclassified from other income (expense), net to gain on dispositions in the accompanying condensed consolidated statement of net loss for the six months ended June 30, 2025.

(4)
Long-Term Debt

Long-term debt is comprised of the following:

	December 31,	June 30,
	2025	2026
Current portion of long-term debt:
8.625% secured notes due February 1, 2026	$2,795,000	$—
Long-term debt:
Asset-based loan due December 31, 2027	—	15,000,630
10.000% payment-in-kind notes due December 31, 2027	—	98,475,254
11.000% senior secured first lien notes due August 1, 2028	30,899,000	15,000,000
9.200% senior secured second lien notes due August 1, 2028	184,922,000	866,000
Unamortized premium	19,466,353	15,476,157
	$235,287,353	$144,818,041

On October 8, 2024, Beasley Mezzanine Holdings, LLC (the “Issuer”), a wholly owned subsidiary of the Company, issued $30.9 million aggregate principal amount of 11.000% Senior Secured First Lien Notes due on August 1, 2028 (the “Existing First Lien Notes”) under an indenture dated October 8, 2024 (the “Existing First Lien Notes Indenture”). Interest on the Existing First Lien Notes accrues at the rate of 11.000% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Existing First Lien Notes are secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. On March 30, 2026, the Company completed the purchase of $15.9 million aggregate principal amount of the Existing First Lien Notes at a purchase price of 100.0% of the par value thereof, plus accrued and unpaid interest (such offer, the “Tender Offer” and, together with the Exchange Offer as defined below, the “Offers”). As of June 30, 2026, $15.0 million aggregate principal amount of the Existing First Lien Notes were outstanding.

On October 8, 2024, the Issuer issued $184.9 million aggregate principal amount of 9.200% Senior Secured Second Lien Notes due on August 1, 2028 (the “Existing Second Lien Notes” and, together with the Existing First Lien Notes, the “Existing Notes”) under an indenture dated October 8, 2024 (the “Existing Second Lien Notes Indenture” and, together with the Existing First Lien Notes Indenture, the “Existing Indentures”). Interest on the Existing Second Lien Notes accrues at the rate of 9.200% per annum and is payable semiannually in arrears on February 1 and August 1 of each year. The Existing Second Lien Notes are secured on a second-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. As of June 30, 2026, approximately $866,000 aggregate principal amount of the Existing Second Lien Notes were outstanding.

On May 1, 2026 (the “Settlement Date”), the Issuer completed: (i) the exchange (the “Exchange Offer”) of $184.1 million aggregate principal amount of Existing Second Lien Notes (representing approximately 99.5% of the aggregate principal amount then outstanding of the Existing Second Lien Notes) for $98.5 million aggregate principal amount of the Issuer’s newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 (the “2027 PIK Notes”) at an exchange ratio of 50.0% of the aggregate principal amount of the Existing Second Lien Notes tendered for exchange, plus 50% of accrued and unpaid interest thereof; and (ii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the Existing Indentures to, among other things, (x) adopt certain proposed amendments to the Existing Indentures (the “Proposed Amendments”) and (y) release all of the collateral securing the Existing Second Lien Notes.

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

Interest on the 2027 PIK Notes is payable exclusively in kind and accrues at the rate of 10.000% per annum and is payable semiannually in arrears on April 30 and October 30 of each year, with interest accruing from October 30, 2026, and the first Interest Payment Date being April 30, 2027. The 2027 PIK Notes will mature on December 31, 2027. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027, the Company and its subsidiaries have not entered into one or more binding agreements (subject solely to customary conditions precedent for transactions of the applicable type) for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the 2027 PIK Notes will mature on such date, or (ii) an Event of Default (as defined in the 2027 PIK Notes Indenture) has occurred, the 2027 PIK Notes will mature on the date such Event of Default occurred. The springing maturity condition may be waived, amended or deleted by holders of a majority of the 2027 PIK Notes. The 2027 PIK Notes and related guarantees are secured on a second-lien priority basis by substantially all assets of the Issuer and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. At any time on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurred), or upon the occurrence of an Event of Default, holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of Class A common stock and Class B common stock. Upon such equity conversion, subject to obtaining any required regulatory approvals, all outstanding 2027 PIK Notes shall convert into shares representing, in the aggregate, 95% of the issued and outstanding Class A common stock and Class B common stock (calculated on a fully diluted basis) immediately following such conversion; provided that the conversion percentage shall be reduced to 90%, 85% or 80%, respectively, if the Issuer has made cash payments at par to holders in respect of principal of the 2027 PIK Notes equal to at least 85%, 90% or 95%, respectively, of the original aggregate principal amount of 2027 PIK Notes issued on May 1, 2026 (without giving effect to any increase in principal amount resulting from PIK Interest). The equity conversion is subject to obtaining prior approval of the Federal Communications Commission (“FCC”) and compliance with applicable FCC foreign ownership rules.

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

On May 1, 2026 (the “Closing Date”), the Company, its indirect wholly owned subsidiary, Beasley Media Group, LLC (the “Borrower”), and certain of the Company’s direct and indirect wholly owned subsidiaries entered into a Loan and Security Agreement (“ABL Credit Agreement”) with Siena Lending Group LLC as lender, which provides for a $35.0 million secured asset-based revolving credit facility (the “ABL Credit Facility”). The maturity date of the ABL Credit Facility is the earlier of (i) May 1, 2029 and (ii) the Term Debt Maturity Date (as defined in the ABL Credit Agreement). Subject to certain conditions and consent of the lender, the ABL Credit Facility may be increased by $10.0 million for a total facility size up to $45.0 million. Borrowings under the ABL Credit Facility may be used to pay fees, costs and expenses incurred with the transactions contemplated by the ABL Credit Facility, for working capital and other purposes permitted by the ABL Credit Agreement. Amounts borrowed under the ABL Credit Facility may be repaid and reborrowed from time to time. On the Closing Date, the Company drew $15.1 million under the ABL Credit Facility. As of June 30, 2026, $15.0 million remains outstanding and $20.0 million remains available and unfunded under the ABL Credit Facility. The Company incurred $2.7 million in debt issuance costs related to the ABL Credit Facility, which are presented as a deferred asset within other assets in the consolidated balance sheet as of June 30, 2026. These issuance costs are being amortized over the life of the ABL Credit Facility as interest expense on a straight-line basis.

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

In light of (i) the Company’s default on the Existing Second Lien Notes, (ii) substantial doubt about the Company’s ability to continue as a going concern, (iii) the insufficiency of the Company’s then current projected cash flows to service the debt to maturity absent a refinancing, and (iv) the concessions granted by the holders of the Existing Notes (as described above), the debt restructuring completed in May 2026 was accounted for as a troubled debt restructuring. In accordance with ASC 470-60, the carrying amount of the debt was first reduced by $1.2 million in fees paid to the lenders in connection with the May 2026 debt restructuring. Because the aggregate undiscounted future principal and interest payments under the Existing Notes and 2027 PIK Notes were less than the resulting net carrying amount of the Existing Notes at the time of the debt restructuring, the carrying amount of the debt was further adjusted to equal those future principal and interest payments, and the Company recognized a gain on debt restructure of $98.5 million. The Company incurred $6.7 million in debt restructuring costs, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructuring, which reduced the gain recognized. In accordance with ASC 470-60-35-6, all future cash flows (i.e., principal and interest payments) under the 2027 PIK Notes and Existing First Lien Notes will reduce the carrying amount of the debt and, generally, no interest expense will be recognized.

Pursuant to the terms of the Amended and Restated Transaction Support Agreement entered into by the Company on April 27, 2026 (the “A&R TSA”), after the closing of the Offers on May 11, 2026, the Company appointed an independent director selected by the Initial 2L Supporting Holder (as defined in the A&R TSA) as a member of the Company’s Board of Directors. The A&R TSA also grants the Initial 2L Supporting Holder the right, commencing 270 days after the closing of the transactions, to propose candidates for an additional independent director to be appointed to the Company’s Board of Directors. Similarly, the A&R TSA grants the Initial 1L Supporting Holder (as defined in the A&R TSA) the right, commencing 360 days after the closing of the transactions and subject to certain conditions (including that the Existing First Lien Notes have not been repaid in full), to propose candidates for an additional independent director to be appointed to the Company’s Board of Directors. In addition, the A&R TSA provides that certain actions, including any insolvency proceeding or bankruptcy filing of the Company, must be authorized by the independent director appointed pursuant to the A&R TSA.

(5)
Stockholders’ Equity (Deficit)

The changes in stockholders’ equity (deficit) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Beginning balance	$144,619,400	$(46,066,588)	$147,219,707	$(49,330,431)
Issuance of common stock	—	635,595	—	635,595
Stock-based compensation	76,609	53,319	175,228	104,107
Purchase of treasury stock	(17,937)	(88,515)	(27,042)	(90,250)
Net income (loss)	(154,175)	84,293,430	(2,843,996)	87,508,220
Ending balance	$144,523,897	$38,827,241	$144,523,897	$38,827,241

At the Market Equity Offering Program

On June 12, 2026, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Noble Capital Markets, Inc. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s Class A common stock, par value $0.001 per share, having an aggregate offering price of up to $5,235,810 through an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Sales Agent is not required to sell any specific amount of shares. Sales of shares of Class A common stock, if any, under the Equity Distribution Agreement may be made by any method deemed to be an “at the market offering,” including sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Class A common stock, or to or through a market maker or through an electronic communications network.

The Company will pay the Sales Agent a commission equal to 3.0% of the gross sales price per share for any shares of Class A common stock sold through or to the Sales Agent under the Equity Distribution Agreement. The Company also agreed to reimburse the Sales Agent for certain fees and expenses, including the fees and expenses of counsel to the Sales Agent. The Company intends to use the net proceeds from any sales under the Equity Distribution Agreement, if any, to reduce indebtedness, as well as for working capital and general corporate purposes.

The offering of shares of Class A common stock pursuant to the Equity Distribution Agreement will terminate automatically upon the sale of shares of Class A common stock having an aggregate offering price of $5,235,810. In addition, either the Company or the Sales Agent may terminate the Equity Distribution Agreement at any time upon three business days’ prior written notice to the other party.

As of June 30, 2026, the Company had issued and sold 35,600 shares of its Class A common stock under the Equity Distribution Agreement, for total net proceeds of $0.7 million and with total compensation paid to the Sales Agent of approximately $20,000. As of June 30, 2026, additional shares of Class A common stock having an aggregate offering price of up to $4.6 million remain available to be issued and sold under the Equity Distribution Agreement.

(6)
Net Revenue

Net revenue is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Audio	$39,818,870	$32,470,043	$77,972,240	$64,354,495
Digital	13,180,841	11,655,659	23,939,936	22,359,942
	$52,999,711	$44,125,702	$101,912,176	$86,714,437

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

	December 31,	June 30,
	2025	2026
Deferred revenue	$3,451,922	$3,998,806

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

	December 31,	June 30,
	2025	2026
Trade sales receivable	$804,417	$470,402
Trade sales payable	366,857	389,703

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Trade sales revenue	$1,853,254	$1,160,754	$3,077,007	$2,427,801

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

A summary of restricted stock unit activity under the 2025 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of April 1, 2026	42,583	$4.39
Granted	—	—
Vested	(3,583)	4.05
Forfeited	—	—
Unvested as of June 30, 2026	39,000	$4.42

As of June 30, 2026, there was $0.2 million of total unrecognized compensation cost for restricted stock units granted under the 2025 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of restricted stock unit activity under the 2007 Plan is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of April 1, 2026	33,275	$13.14
Vested	(11,125)	12.80
Forfeited	—	—
Unvested as of June 30, 2026	22,150	$13.31

As of June 30, 2026, there was $0.2 million of total unrecognized compensation cost for restricted stock units granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

(8)
Income Taxes

The Company’s effective tax rate was 144% and 8% for the three months ended June 30, 2025 and 2026, respectively, and (31)% and 9% for the six months ended June 30, 2025 and 2026, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, the exclusion of cancellation of debt income under section 108 of the internal revenue code, and the valuation allowance.

In the current quarter, the Company recorded an amount of unrecognized tax benefits of $5.1 million in other long-term liabilities related to tax positions taken during the current year, which, if recognized, would not have a material impact on the company’s effective tax rate. The Company has not recorded any interest or penalties related to unrecognized tax benefits.

(9)
Net Income (Loss) Per Share

Net income (loss) per share calculation information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Net income (loss)	$(154,175)	$84,293,430	$(2,843,996)	$87,508,220
Weighted-average shares outstanding:
Basic	1,794,754	1,814,006	1,793,399	1,810,145
Effect of dilutive restricted stock units	—	20,268	—	12,590
Diluted	1,794,754	1,834,274	1,793,399	1,822,735
Net income (loss) per Class A and Class B common share – basic	$(0.09)	$46.47	$(1.59)	$48.34
Net income (loss) per Class A and Class B common share – diluted	$(0.09)	$45.95	$(1.59)	$48.01

The Company excluded the effect of restricted stock units under the treasury stock method when reporting a net loss as the addition of shares was anti-dilutive. The number of shares excluded was 2,314 for the three months ended June 30, 2025 and 3,235 for the six months ended June 30, 2025.

(10)
Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term nature of these financial instruments.

The estimated fair value of the Company's notes, based on available market information, was $100.2 million and $129.3 million as of December 31, 2025 and June 30, 2026, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy to determine the estimated fair value of the notes.

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

Reportable segment information for the three months ended June 30, 2026 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$32,470,043	$11,655,659	$—	$44,125,702
Operating expenses	28,950,275	9,857,895	—	38,808,170
Corporate expenses	—	—	2,360,974	2,360,974
Depreciation and amortization	1,367,491	—	257,492	1,624,983
Operating income (loss)	$2,152,277	$1,797,764	$(2,618,466)	$1,331,575

	Audio	Corporate	Total
Capital expenditures	$210,061	$593,614	$803,675

Reportable segment information for the three months ended June 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$39,818,870	$13,180,841	$—	$52,999,711
Operating expenses	35,095,319	9,654,879	—	44,750,198
Corporate expenses	—	—	3,769,243	3,769,243
Depreciation and amortization	1,436,332	31,488	121,194	1,589,014
Operating income (loss)	$3,287,219	$3,494,474	$(3,890,437)	$2,891,256

	Audio	Corporate	Total
Capital expenditures	$351,269	$221,904	$573,173

Reportable segment information for the six months ended June 30, 2026 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$64,354,495	$22,359,942	$—	$86,714,437
Operating expenses	62,077,192	18,901,609	—	80,978,801
Corporate expenses	—	—	5,888,544	5,888,544
Depreciation and amortization	2,766,765	—	515,509	3,282,274
Gain on dispositions	(12,461,477)	—	—	(12,461,477)
Operating income (loss)	$11,972,015	$3,458,333	$(6,404,053)	$9,026,295

	Audio	Corporate	Total
Capital expenditures	$787,873	$666,580	$1,454,453

Reportable segment information for the six months ended June 30, 2025 is as follows:

	Audio	Digital	Corporate	Total
Net revenue	$77,972,240	$23,939,936	$—	$101,912,176
Operating expenses	71,490,295	18,501,164	—	89,991,459
Corporate expenses	—	—	7,788,705	7,788,705
Depreciation and amortization	2,930,295	62,976	248,074	3,241,345
Gain on disposition	(1,698,228)	—	—	(1,698,228)
Operating income (loss)	$5,249,878	$5,375,796	$(8,036,779)	$2,588,895

	Audio	Digital	Corporate	Total
Capital expenditures	$812,861	$1,713	$558,764	$1,373,338

Reportable segment information as of June 30, 2026 is as follows:

	Audio	Corporate	Total
Property and equipment, net	$35,889,554	$4,357,749	$40,247,303
FCC licenses	154,711,200	—	154,711,200
Other intangibles, net	1,346,355	—	1,346,355

Reportable segment information as of December 31, 2025 is as follows:

	Audio	Corporate	Total
Property and equipment, net	$38,894,643	$4,206,678	$43,101,321
FCC licenses	154,711,200	—	154,711,200
Other intangibles, net	1,412,901	—	1,412,901
Net assets held for sale	5,734,281	—	5,734,281

(12)
Going Concern

In accordance with Accounting Standards Codification Topic 205-40, the Company’s management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this report.

Conditions and Events

The Company has a history of net losses and negative operating cash flows and may continue to incur additional losses due to downward trends in the traditional radio industry. Notwithstanding the improvement in the Company's financial position and the reduction in long-term debt as a result of debt restructuring, the Company's ABL Credit Facility contains covenants including a minimum liquidity requirement.

Management has determined that substantial doubt is raised about the Company's ability to continue as a going concern through at least August 31, 2027. This evaluation includes considerations related to the Company's forecasted liquidity and cash consumption requirements, its current business plan, and revenue prospects.

Management’s Plans

In response to the conditions and events described above, management is executing cash management and strategic operational plans that include (i) on-going cost reduction initiatives including but not limited to workforce reductions and vendor renegotiations; (ii) strategies to grow higher-margin digital and local direct revenues; and (iii) initiatives to enhance liquidity and reduce leverage, including monetization of non-core assets, disciplined working capital management, and capital raising activities.

Based on the Company’s cash balance, the current maturities of its existing debt facilities, its current business plan, and revenue prospects, and taking into account the plans described above, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations and meet its covenant requirements for at least the next 12 months. Accordingly, management has concluded that its plans, when implemented, are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements are issued.

(13)
Subsequent Event

On July 31, 2026, the Company entered into an agreement to sell substantially all of the assets used in the operations of WNKS-FM in Charlotte, NC and KXTE-FM in Las Vegas, NV to a third party for $8.0 million in cash. The sale, which is subject to FCC approval and other customary closing conditions, is expected to close during the fourth quarter of 2026. No impairment loss will be recorded based on the fair value of the assets to be sold and the Company expects to record a gain on disposition when the sale is completed.

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

Recent Developments

On July 31, 2026, the Company entered into an agreement to sell substantially all of the assets used in the operations of WNKS-FM in Charlotte, NC and KXTE-FM in Las Vegas, NV to a third party for $8.0 million in cash. The sale, which is subject to FCC approval and other customary closing conditions, is expected to close during the fourth quarter of 2026. No impairment loss will be recorded based on the fair value of the assets to be sold held for sale and the Company expects to record a gain when the disposition is completed.

Going Concern Considerations

In accordance with Accounting Standards Codification Topic 205-40, the Company’s management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this report.

Conditions and Events

The Company has a history of net losses and negative operating cash flows and may continue to incur additional losses due to downward trends in the traditional radio industry. Notwithstanding the improvement in the Company's financial position and the reduction in long-term debt as a result of debt restructuring, the Company's ABL Credit Facility contains covenants including a minimum liquidity requirement.

Management has determined that substantial doubt is raised about the Company's ability to continue as a going concern through at least August 31, 2027. This evaluation includes considerations related to the Company's forecasted liquidity and cash consumption requirements, its current business plan, and revenue prospects.

Management’s Plans

In response to the conditions and events described above, management is executing cash management and strategic operational plans that include (i) on-going cost reduction initiatives including but not limited to workforce reductions and vendor renegotiations; (ii) strategies to grow higher-margin digital and local direct revenues; and (iii) initiatives to enhance liquidity and reduce leverage, including monetization of non-core assets, disciplined working capital management, and capital raising activities.

Based on the Company’s cash balance, the current maturities of its existing debt facilities, its current business plan, and revenue prospects, and taking into account the plans described above, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations and meet its covenant requirements for at least the next 12 months. Accordingly, management has concluded that its plans, when implemented, are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements are issued.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” about the Company within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future, not past, events. All statements other than statements of historical fact included in this document are forward-looking statements. These forward-looking statements are based on the current beliefs and expectations of the Company’s management and are subject to known and unknown risks and uncertainties. Forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, contain words such as: “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “may,” “will,” “projects,” “could,” “should,” “would,” “seek,” “forecast,” or other similar expressions.

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
•
the Company’s stock may be subject to immediate and substantial dilution and other risks related to the Company at the market offering program;
•
risks related to the Company’s ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in this report;
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

Our critical accounting estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no additional material changes to our critical accounting estimates during the six months ended June 30, 2026.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2025 and 2026, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Three Months Ended June 30,		Change
	2025	2026	$	%
Net revenue	$52,999,711	$44,125,702	$(8,874,009)	(16.7)%
Operating expenses	44,750,198	38,808,170	(5,942,028)	(13.3)%
Corporate expenses	3,769,243	2,360,974	(1,408,269)	(37.4)%
Interest expense	3,294,772	1,487,741	(1,807,031)	(54.8)%
Gain on debt restructure	—	91,785,121	91,785,121	—
Gain on repurchase of long-term debt	525,000	—	(525,000)	(100.0)%
Income tax expense	283,990	7,299,839	7,015,849	2470.5%
Net income (loss)	(154,175)	84,293,430	84,447,605	(54773.9)%

Results of Operations - Segments

	Three Months Ended June 30,		Change
	2025	2026	$	%
Net revenue
Audio	$39,818,870	$32,470,043	$(7,348,827)	(18.5)%
Digital	13,180,841	11,655,659	(1,525,182)	(11.6)%
	$52,999,711	$44,125,702	$(8,874,009)	(16.7)%
Operating expenses
Audio	$35,095,319	$28,950,275	$(6,145,044)	(17.5)%
Digital	9,654,879	9,857,895	203,016	2.1%
	$44,750,198	$38,808,170	$(5,942,028)	(13.3)%

Net Revenue. Net revenue decreased $8.9 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Audio revenue decreased $7.3 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital revenue decreased $1.5 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to a decrease in third-party digital direct revenue.

Operating Expenses. Operating expenses decreased $5.9 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Audio operating expenses decreased $6.1 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to continued expense management in the audio segment and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital operating expenses during the three months ended June 30, 2026 were comparable to the three months ended June 30, 2025.

Corporate Expenses. Corporate expenses decreased $1.4 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in corporate expenses allocated to operating expenses.

Interest Expense. Interest expense decreased $1.8 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024 and a reduction in interest expense as a result of the debt restructure in May 2026.

Gain on Debt Restructure. In May 2026, we completed a debt restructure, and as a result of the restructure, we recorded a gain of $91.8 million, which included $6.7 million in debt restructure expenses, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructure.

Gain on Repurchase of Long-Term Debt. In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes (as defined below) for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

Income Tax Expense. Our effective tax rate was 144% and 8% for the three months ended June 30, 2025 and 2026, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, the exclusion of cancellation of debt income under section 108 of the internal revenue code, and the valuation allowance.

Net Income (Loss). Net income for the three months ended June 30, 2026 was $84.3 million compared to a net loss of $0.2 million for the three months ended June 30, 2025, as a result of the factors described above.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2025 and 2026, with respect to certain of our key financial measures. The changes illustrated in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Results of Operations - Consolidated

	Six Months Ended June 30,		Change
	2025	2026	$	%
Net revenue	$101,912,176	$86,714,437	$(15,197,739)	(14.9)%
Operating expenses	89,991,459	80,978,801	(9,012,658)	(10.0)%
Corporate expenses	7,788,705	5,888,544	(1,900,161)	(24.4)%
Gain on dispositions	1,698,228	12,461,477	10,763,249	633.8%
Interest expense	6,675,414	4,751,138	(1,924,276)	(28.8)%
Gain on debt restructure	—	91,785,121	91,785,121	—
Gain on repurchase of long-term debt	525,000	—	(525,000)	(100.0)%
Income tax expense (benefit)	(1,283,737)	8,628,207	9,911,944	(772.1)%
Net income (loss)	(2,843,996)	87,508,220	90,352,216	(3176.9)%

Results of Operations - Segments

	Six Months Ended June 30,		Change
	2025	2026	$	%
Net revenue
Audio	$77,972,240	$64,354,495	$(13,617,745)	(17.5)%
Digital	23,939,936	22,359,942	(1,579,994)	(6.6)%
	$101,912,176	$86,714,437	$(15,197,739)	(14.9)%
Operating expenses
Audio	$71,490,295	$62,077,192	$(9,413,103)	(13.2)%
Digital	18,501,164	18,901,609	400,445	2.2%
	$89,991,459	$80,978,801	$(9,012,658)	(10.0)%

Net Revenue. Net revenue decreased $15.2 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Audio revenue decreased $13.6 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to decreases in local direct revenue, local agency revenue and national agency revenue and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital revenue decreased $1.6 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to a decrease in third-party digital direct revenue.

Operating Expenses. Operating expenses decreased $9.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Audio operating expenses decreased $9.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to continued expense management in the audio segment and the disposition of all of our radio stations in Fort Myers, FL in February 2026. Digital operating expenses during the six months ended June 30, 2026 were comparable to the six months ended June 30, 2025.

Corporate Expenses. Corporate expenses decreased $1.9 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in corporate expenses allocated to operating expenses and a decrease in compensation expenses, partially offset by an increase in contract services.

Interest Expense. Interest expense decreased $1.9 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to due to amortization of a deferred interest premium recorded as a result of the debt restructure in October 2024 and a reduction in interest expense as a result of the debt restructure in May 2026.

Gain on Debt Restructure. In May 2026, we completed a debt restructure and as a result of the restructure, we recorded a gain of $91.8 million, which included $6.7 million in debt restructure expenses, primarily consisting of legal fees, financial advisory services, and other professional expenses directly related to the debt restructure.

Gain on Repurchase of Long-Term Debt. In the second quarter of 2025, we repurchased $1.5 million principal amount of the Prior Notes (as defined below) for a price equal to 65% of the principal amount and recorded a gain of $0.5 million as a result of the repurchase.

Income Tax Expense (Benefit). Our effective tax rate was (31)% and 9% for the six months ended June 30, 2025 and 2026, respectively. These rates differ from the federal statutory rate of 21% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, the exclusion of cancellation of debt income under section 108 of the internal revenue code, and the valuation allowance.

Net Income (Loss). Net income for the six months ended June 30, 2026 was $87.5 million compared to a net loss of $2.8 million for the six months ended June 30, 2025, as a result of the factors described above.

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

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. In addition, as discussed in “Secured Notes” below, the indentures governing each series of our notes limit our ability to pay dividends. The ABL Credit Agreement also restricts our ability to pay dividends and make other distributions on the Company’s capital stock without the prior written consent of the lender under the ABL Credit Facility, subject to limited exceptions.

Secured Notes. On May 1, 2026 (the “Settlement Date”), the Issuer completed: (i) the exchange (the “Exchange Offer”) of $184.1 million aggregate principal amount of Existing Second Lien Notes (representing approximately 99.5% of the aggregate principal amount then outstanding of the Existing Second Lien Notes) for $98.5 million aggregate principal amount of the Issuer’s newly issued 10.000% Senior Secured Second Lien PIK Notes due 2027 (the “2027 PIK Notes”) at an exchange ratio of 50.0% of the aggregate principal amount of the Existing Second Lien Notes tendered for exchange, plus 50% of accrued and unpaid interest thereof, (ii) the purchase of $15.9 million aggregate principal amount of the Existing First Lien Notes at a purchase price of 100.0% of the par value thereof, plus accrued and unpaid interest (such offer, the “Tender Offer” and, together with the Exchange Offer, the “Offers”); and (iii) related consent solicitations (the “Consent Solicitations”) to proposed amendments to the existing indentures governing the Existing Notes (the “Existing Indentures”) to, among other things, (x) adopt certain proposed amendments to the Existing Indentures (the “Proposed Amendments”) and (y) release all of the collateral securing the Existing Second Lien Notes. On February 2, 2021, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured notes due on February 1, 2026 (the “Prior Notes”) under an indenture dated February 2, 2021 (the “Prior Notes Indenture”). Interest on the Prior Notes accrued at the rate of 8.625% per annum and was payable semiannually in arrears on February 1 and August 1 of each year. The Prior Notes were secured on a first-lien priority basis by substantially all assets of the Company and its majority owned subsidiaries and were guaranteed jointly and severally by the Company and its majority owned subsidiaries. As of June 30, 2026, no Prior Notes remain outstanding.

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

Interest on the 2027 PIK Notes is payable exclusively in kind and accrues at the rate of 10.000% per annum and is payable semiannually in arrears on April 30 and October 30 of each year, with interest accruing from October 30, 2026, and the first Interest Payment Date being April 30, 2027. The 2027 PIK Notes will mature on December 31, 2027. Pursuant to the springing maturity condition, if (i) on or before September 30, 2027, the Company and its subsidiaries have not entered into one or more binding agreements (subject solely to customary conditions precedent for transactions of the applicable type) for asset sales or debt or equity financings that the Company reasonably determines would yield proceeds, once consummated, sufficient to redeem all of the 2027 PIK Notes and any Existing First Lien Notes outstanding as of September 30, 2027, the 2027 PIK Notes will mature on such date, or (ii) an Event of Default (as defined in the 2027 PIK Notes Indenture) has occurred, the 2027 PIK Notes will mature on the date such Event of Default occurred. The springing maturity condition may be waived, amended or deleted by holders of a majority of the 2027 PIK Notes. The 2027 PIK Notes and related guarantees are secured on a second-lien priority basis by substantially all assets of the Issuer and its majority owned subsidiaries and are guaranteed jointly and severally by the Company and its majority owned subsidiaries. At any time on or after December 31, 2027 (or, if the springing maturity condition has occurred, the date on which the springing maturity condition occurred), or upon the occurrence of an Event of Default, holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding may elect to convert all outstanding 2027 PIK Notes into shares of Class A common stock and Class B common stock. Upon such equity conversion, subject to obtaining any required regulatory approvals, all outstanding 2027 PIK Notes shall convert into shares representing, in the aggregate, 95% of the issued and outstanding Class A common stock and Class B common stock (calculated on a fully diluted basis) immediately following such conversion; provided that the conversion percentage shall be reduced to 90%, 85% or 80%, respectively, if the Issuer has made cash payments at par to holders in respect of principal of the 2027 PIK Notes equal to at least 85%, 90% or 95%, respectively, of the original aggregate principal amount of 2027 PIK Notes issued on May 1, 2026 (without giving effect to any increase in principal amount resulting from PIK Interest). The equity conversion is subject to obtaining prior approval of the Federal Communications Commission (“FCC”) and compliance with applicable FCC foreign ownership rules.

From time to time, we repurchase sufficient shares of our Class A common stock to fund withholding taxes in connection with the vesting of restricted stock units. We paid approximately $90,000 to repurchase 4,213 shares during the six months ended June 30, 2026. From time to time, we may seek to repurchase, redeem or otherwise retire our existing indebtedness through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases, redemptions or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

At the Market Equity Offering Program. On June 12, 2026, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Noble Capital Markets, Inc., as sales agent, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate offering price of up to $5,235,810 through an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales of shares of our Class A common stock, if any, will be made at market prices prevailing at the time of sale. We will pay the sales agent a commission equal to 3.0% of the gross sales price per share sold. We intend to use the net proceeds from any sales under the Equity Distribution Agreement, if any, to reduce indebtedness, as well as for working capital and general corporate purposes. As of June 30, 2026, the Company had issued and sold 35,600 shares of its Class A common stock under the Equity Distribution Agreement, for total net proceeds of $0.7 million and with total compensation paid to the Sales Agent of approximately $20,000. As of June 30, 2026, additional shares of Class A common stock having an aggregate offering price of up to $4.6 million remain available to be issued and sold under the Equity Distribution Agreement.

We expect to provide for future liquidity needs through one or a combination of the following sources of liquidity:

•
internally generated cash flow;
•
availability under the ABL Credit Agreement;
•
additional borrowings or notes offerings, to the extent permitted under the agreements governing our existing indebtedness; and
•
additional equity offerings, including at the market offerings pursuant to the Equity Distribution Agreement.

Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements as of June 30, 2026.

Cash Flows. The following summary table presents a comparison of our cash flows for the six months ended June 30, 2025 and 2026 with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed in greater detail below. This section should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

	Six Months Ended June 30,
	2025	2026
Net cash used in operating activities	$(419,923)	$(15,246,712)
Net cash provided by investing activities	1,373,169	17,865,256
Net cash used in financing activities	(1,002,042)	(5,857,736)
Net decrease in cash and cash equivalents	$(48,796)	$(3,239,192)

Net Cash Used In Operating Activities. Net cash used in operating activities was $15.2 million during the six months ended June 30, 2026, as compared to net cash used in operating activities of $0.4 million during the six months ended June 30, 2025. Significant factors included a $7.9 million increase in cash paid for operating expenses, payments of $7.9 million for debt issuance expenses, and a $7.1 million decrease in cash receipts from revenue, partially offset by a $4.4 million decrease in interest payments, a $2.5 million decrease in cash paid for corporate and other expenses, and a $1.2 million decrease in income tax payments.

Net Cash Provided By Investing Activities. Net cash provided by investing activities during the six months ended June 30, 2026 included proceeds of $19.3 million from property and equipment dispositions, partially offset by payments of $1.5 million for capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2025 included proceeds of $2.7 million from property and equipment dispositions, partially offset by payments of $1.4 million for capital expenditures.

Net Cash Used In Financing Activities. Net cash used in financing activities during the six months ended June 30, 2026 included debt payments of $18.8 million and payment of debt issuance expenses of $2.7 million partially offset by debt issuance of $15.1 million and common stock issuance of $0.6 million. Net cash used in financing activities during the six months ended June 30, 2025 included Prior Notes repurchases of $1.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Other than the risk factors below, there have been no material changes to the risks affecting our Company as previously disclosed in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025.

We have substantial debt that could have important consequences to you.

Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control. We have debt that is substantial, and in February 2026, we failed to make a scheduled interest payment on our long-term debt. While we have restructured a significant portion of the Company’s outstanding indebtedness, our long-term debt is substantial in amount and could have an impact on you. For example, it could:

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

Any additional borrowings or note offerings would further increase the amount of our debt and the associated risks. In addition, there can be no assurances that additional financing will be available or on terms that will be acceptable to us, or at all. If we are unable to pay back our indebtedness prior to the scheduled maturity date, we may not have sufficient cash on hand to repay our long-term debt upon maturity, and may experience a change of control and dilution of existing common stock, which would have an adverse effect on our business, financial condition, and operating results in the event the lenders declare an event of default and exercise their rights and remedies. Our ability to pay regular dividends on our common stock is subject to the discretion of our Board and may be limited by our structure, statutory restrictions and restrictions imposed by the ABL Credit Agreement and the indentures governing each series of our notes, as well as any future agreements.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board and may be limited by our structure, statutory restrictions and restrictions imposed by the ABL Credit Agreement and the indentures governing each series of our notes, as well as any future agreements.

Our Board has suspended future quarterly dividend payments until it is determined that resumption of dividend payments is in the best interest of the Company’s stockholders. Future dividend payments, if any, will be at the discretion of our Board. Future quarterly dividend payments can also be changed or discontinued at any time and will be subject to limitations under the terms of the indentures governing each series of our notes, as well as any future agreements. The ABL Credit Agreement also restricts our ability to pay dividends and make other distributions on the Company’s capital stock without the prior written consent of the lender under the ABL Credit Facility, subject to limited exceptions. The payment and timing of any future quarterly dividends will also depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors deemed relevant by our Board.

There may not be an active market for our Class A common stock, making it difficult for you to sell your stock, and our common stock may be subject to immediate and substantial dilution, and other risks related to our at the market offering.

Our stock may not be actively traded in the future. An illiquid market for our stock may result in price volatility and poor execution of buy and sell orders for investors. Our stock price and trading volume have fluctuated widely for a number of reasons, including some reasons that may be unrelated to our business or results of operations. This market volatility could depress the price of our Class A common stock without regard to our operating performance. In addition, our operating results may be below expectations of public market analysts and investors. If this were to occur, the market price of our Class A common stock could decrease significantly. In addition, there could be significant dilution of our common stock, if at any time on or after December 31, 2027, or upon the occurrence of an Event of Default (as defined in the 2027 PIK Notes Indenture), holders of at least a majority in aggregate principal amount of the 2027 PIK Notes then outstanding elect to convert all outstanding 2027 PIK Notes into shares of Class A common stock and Class B common stock representing, in the aggregate, up to 95% of the issued and outstanding Class A common stock and Class B common stock (calculated on a fully diluted basis) immediately following such conversion. Shares issuable upon the vesting of restricted stock units and shares issued under our “at the market” offering could also result in additional dilution.

Additionally, there are risks to ownership of Class A common stock related to our “at the market” offering, including:

•
the actual number of shares of our Class A common stock to be issued under the Equity Distribution Agreement, at any one time or in total, is uncertain;
•
the market price of our Class A common stock has been and may continue to be volatile, and speculation in our publicly-traded Class A common stock has resulted, and may continue to result, in extreme price volatility;
•
the number of shares of our Class A common stock available for future issuance or sale could adversely affect the per share trading price of our Class A common stock;
•
resales by our stockholders of our Class A common stock in the public market during the at the market offering may cause the market price of our Class A common stock to fall; and
•
shares of our Class A common stock are sold in “at the market offerings” and investors who buy shares at different times will likely pay different prices.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

On June 25, 2025, our stockholders approved the adoption of the 2025 Plan, which replaced the 2007 Plan. The 2025 Plan and the 2007 Plan, as applicable, permit us to purchase sufficient shares to fund withholding taxes in connection with the vesting of restricted stock units. The following table presents information with respect to purchases we made of our Class A common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2026	—	—	—	$—
May 1 – 31, 2026	1,094	$14.75	—	—
June 1 – 30, 2026	2,770	$26.13	—	—
Total	3,864

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Beasley Broadcast Group, Inc. (incorporated by reference to Exhibit 3.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed June 5, 2026).

4.1*

Indenture for the 2027 PIK Notes, dated as of May 1, 2026, by and among Beasley Mezzanine Holdings, LLC, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (including the form of 2027 PIK Note) (incorporated by reference to Exhibit 4.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 1, 2026).

4.2*

Third Supplemental Indenture, dated as of May 1, 2026, by and between Beasley Mezzanine Holdings, LLC and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 11.000% Senior Secured First Lien Notes due 2028 (incorporated by reference to Exhibit 4.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 1, 2026).

4.3

Third Supplemental Indenture, dated as of May 1, 2026, by and between Beasley Mezzanine Holdings, LLC and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 9.200% Senior Secured Second Lien Notes due 2028 (incorporated by reference to Exhibit 4.3 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 1, 2026).

10.1*

Amended and Restated Transaction Support Agreement, dated as of April 27, 2026, among Beasley Broadcast Group, Inc., the Initial Supporting Holders and Caroline Beasley (incorporated by reference to Exhibit 10.1 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 1, 2026).

10.2*

Loan and Security Agreement, dated as of May 1, 2026, among Beasley Media Group, LLC, as borrower, the other guarantors party thereto and Siena Lending Group LLC, as lender. (incorporated by reference to Exhibit 10.2 to Beasley Broadcast Group, Inc.’s Current Report on Form 8-K filed May 1, 2026).

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

* Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

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

BEASLEY BROADCAST GROUP, INC.

Dated: August 14, 2026	/s/ Caroline Beasley
Name: Caroline Beasley
Title: Chief Executive Officer (principal executive officer and principal financial officer)

Dated: August 14, 2026	/s/ Shaun Greening
Name: Shaun Greening
Title: Chief Accounting Officer (principal accounting officer)